Form 10-Q
period 2000-06-30
ILLUMINA INC
filed 2000-09-08
CIK 1110803

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For Quarterly Period Ended  June 30, 2000
                               ------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from _______________ to ________________


Commission File Number 000-30361
                       ---------


                                Illumina, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                     33-0804655
   -------------------------------                         ----------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)



              9390 Towne Centre Drive San Diego, CA 92121-3015
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


                                (858) 587-4290
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __  No  X
                                           ---
Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.01 par value                      31,291,087 Shares
-------------------------------                     -----------------
            Class                              Outstanding at August 31, 2000

                                ILLUMINA, INC.


                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

               Condensed Balance Sheets - June 30, 2000
                   and December 31, 1999 (unaudited)

               Condensed Statements of Operations - Three and Six
                   Month Periods Ended June 30, 2000 and 1999 (unaudited)

               Condensed Statements of Cash Flows - Six Month
                   Periods Ended June 30, 2000 and 1999 (unaudited)

               Notes to Condensed Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Change in Securities and Use of Proceeds

  Item 3. Defaults upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signatures

Index of Exhibits

                        PART I.  FINANCIAL INFORMATION
                         Item 1. Financial Statements

                                ILLUMINA, INC.
                           Condensed Balance Sheets
                           ------------------------


                                                                   June 30,       December 31,
                                                                     2000            1999
                                                                 -----------      ------------
                                                                 (unaudited)         (note)
ASSETS
Current assets:
   Cash and cash equivalents                                     $19,595,187      $21,164,114
   Investments                                                    11,544,891       11,924,163
   Other current assets                                              932,154          404,768
                                                                 -----------      -----------
     Total current assets                                         32,072,232       33,493,045
Property and equipment, net                                        1,490,784          291,314
Intangible and other assets, net                                     131,176          110,299
                                                                 -----------      -----------
     Total assets                                                $33,694,192      $33,894,658
                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities                      $ 1,170,905      $   612,408
   Current portion of equipment note obligations                     244,650               --
                                                                 -----------      -----------
     Total current liabilities                                     1,415,555          612,408
Equipment note obligations, less current portion                   1,021,245               --
Deferred Revenue                                                   3,750,000        1,250,000
Commitments
Stockholders' equity                                              27,507,392       32,032,250
                                                                 -----------      -----------
     Total liabilities and stockholders' equity                  $33,694,192      $33,894,658
                                                                 ===========      ===========

                            See accompanying notes.

Note: The Balance Sheet at December 31 has been derived from the audited financial statements as of that date.

                                ILLUMINA, INC.
                      Condensed Statements of Operations
                      ----------------------------------
                                  (Unaudited)


                                                    Three months ended                 Six months ended
                                                         June 30,                          June 30,
                                                --------------------------        --------------------------
                                                   1999            2000              1999           2000
                                                -----------    -----------        -----------   ------------
Revenue                                         $   129,863    $    78,652        $   172,096   $    161,857
Costs and expenses:
 Research and development (exclusive of
  stock based compensation of $110,660
  and $947,846 for the three months
  ended June 30, 1999 and 2000,
  respectively, and $126,256 and
  $1,328,342 for the six months ended
  June 30, 1999 and 2000 respectively)              832,745      3,046,886          1,542,370      6,671,927
 General and administrative (exclusive of
  stock based compensation of $18,027
  and $901,631 for the three months
  ended June 30, 1999 and 2000,
  respectively, and $102,734 and
  $1,706,960 for the six months ended
  June 30, 1999 and 2000, respectively)             374,101        941,545            549,066      1,556,886
 Amortization of deferred compensation
  and other non-cash compensation charges           128,687      1,849,477            228,990      3,035,302
                                                -----------    -----------        -----------   ------------
   Total costs and expenses                       1,335,533      5,837,908          2,320,426     11,264,115
                                                -----------    -----------        -----------   ------------
Loss from operations                             (1,205,670)    (5,759,256)        (2,148,330)   (11,102,258)
Interest income, net                                 88,195        489,713            187,416        986,862
                                                -----------    -----------        -----------   ------------
Net loss                                        $(1,117,475)   $(5,269,543)       $(1,960,914)  $(10,115,396)
                                                ===========    ===========        ===========   ============
Historical net loss per share, basic
 and diluted                                    $     (0.95)   $     (2.05)       $     (1.80)  $      (4.27)
                                                ===========    ===========        ===========   ============
Shares used in calculating historical
 net loss per share, basic and diluted            1,176,922      2,565,463          1,089,445      2,370,184
                                                ===========    ===========        ===========   ============
Pro forma net loss per share, basic
 and diluted                                    $     (0.09)   $     (0.25)       $     (0.15)  $      (0.48)
                                                ===========    ===========        ===========   ============
Shares used in calculating pro forma
 net loss per share, basic and diluted
                                                 13,013,219     21,401,760         12,925,742     21,206,481
                                                ===========    ===========        ===========   ============

                            See accompanying notes.

                                ILLUMINA, INC.
                      Condensed Statements of Cash Flows
                      ----------------------------------
                                  (Unaudited)

                                                                                        Six months
                                                                                          ended
                                                                                         June 30,
                                                                              -------------------------------
                                                                                  1999               2000
                                                                              -----------        ------------
Operating activities:
Net loss                                                                      $(1,960,914)       $(10,115,396)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Issuance of stock for technology and services                                    11,336           1,722,000
  Depreciation and amortization                                                    19,600             145,015
  Amortization of premium (discount) on investments                                47,589             (82,200)
  Amortization of deferred compensation and other non-cash compensation
   charges                                                                        228,990           3,035,302
  Changes in operating assets and liabilities:
   Current assets                                                                 (22,206)           (527,386)
   Deferred revenue                                                                    --           2,500,000
   Other assets                                                                      (300)            (39,810)
   Accounts payable and accrued liabilities                                        61,916             558,497
                                                                              -----------        ------------
Net cash used in operating activities                                          (1,613,989)         (2,803,978)
                                                                              -----------        ------------
Investing activities:
 Purchase of investment securities                                             (5,826,870)         (8,705,639)
 Maturity of investment securities                                              1,725,000           9,150,000
 Purchase of property and equipment                                                (3,013)         (1,325,552)
                                                                              -----------        ------------
Net cash used in investing activities                                          (4,104,883)           (881,191)
                                                                              -----------        ------------
Financing activities:
 Borrowings under equipment and convertible note obligations                    1,000,000           1,317,682
 Payments on equipment note obligations                                                --             (51,787)
 Proceeds from stock subscription receivable                                           --               4,500
 Proceeds from issuance of common stock, net of repurchased shares                  2,345             845,847
                                                                              -----------        ------------
Net cash provided by financing activities                                       1,002,345           2,116,242
                                                                              -----------        ------------
Net decrease in cash and cash equivalents                                      (4,716,527)         (1,568,927)

Cash and cash equivalents at beginning of period                                8,233,729          21,164,114
                                                                              -----------        ------------

Cash and cash equivalents at end of period                                    $ 3,517,202        $ 19,595,187
                                                                              ===========        ============

                            See accompanying notes.

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


Note 1.  General

Illumina, Inc. (the "Company") was incorporated on April 28, 1998. The Company is developing next-generation tools that will permit the large-scale analysis of genetic variation and function. The Company's proprietary BeadArray technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, the Company's technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages.

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company's 1999 audited financial statements and footnotes included in the Company's Registration Statement on Form S-1, as amended (File No. 333-33922).

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


Note 2.  Stock Based Compensation


As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal or greater than the fair market value of the Company's common stock at the date of grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with FIN 28.

Deferred compensation for options granted, and restricted stock sold, to consultants has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted, and restricted stock sold, to consultants are periodically remeasured as the underlying options vest.

Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through June 30, 2000, the Company has recorded deferred stock compensation totaling approximately $18 million, representing the difference between the exercise or purchase price and the fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders equity and is being amortized to expense over the vesting period of the options and restricted stock. The Company recorded deferred compensation of $13.5 million and $0.4 million related to grants of stock options and sales of restricted stock in the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Company amortized approximately $2.4 million of this deferred compensation.

In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company's management for financial reporting purposes on the date of modification. Each consultant had already vested a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock was expensed. Deferred consultant compensation of $3 million related to unvested stock was recorded in February 2000 and is amortized ratably over the contracted service periods. The Company amortized approximately $319,000 of this deferred compensation in the six months ended June 30, 2000. Prior to the modification of the

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


consulting agreements, the Company recorded approximately $315,000 of compensation expense related to restricted stock sold to consultants in the six months ended June 30, 2000.


Note 3.  Net Loss per Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128. Earnings per Share, and SAB 98, for all periods presented.

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed as described above, and also gives effect to the conversion of preferred stock which automatically converted to common stock upon the closing of the Company's initial public offering in July 2000, as of the original date of issuance.

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)



Note 4.  Initial Public Offering

On July 28, 2000 the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $16 per share for net proceeds of approximately $88.0 million, net of underwriting discounts, commissions and estimated offering expenses. Upon the closing of the offering, all the Company's convertible preferred stock converted into 18,836,297 shares of common stock. After the offering, the Company's authorized capital consisted of 120,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value.

On August 2, 2000 the underwriters exercised an over-allotment option to purchase an additional 900,000 shares resulting in net proceeds of approximately $13.4 million. The Company has invested the net proceeds of the initial public offering primarily in money market funds.

Note 5.  Commitments

The Company leases approximately 35,000 square feet of office and laboratory facilities under an operating lease expiring as to 15,000 square feet in August 2001 and the remaining 20,000 square feet in August 2002. In July, the Company entered into an agreement to lease a total of 97,000 square feet in buildings that will be constructed over the next year. The lease contains an option to purchase the buildings together with additional land on the same site. The Company has provided the lessor with a secured letter of credit for $1.5 million and upon the commencement of construction, will also provide the developer with an additional $6.2 million, in the form of a secured interest bearing loan, which will mature no later than September 2001.

Note 6.  Asset and Technology Purchase

     In March 2000, the Company signed an agreement to acquire certain tangible assets and rights to certain in-process technologies in exchange for $100,000 and 175,000 shares of common stock valued at $1,575,000 ($9.00 per share). The Company recorded the tangible assets at their fair value of approximately $50,000. As of the date these technologies were acquired, they had not achieved technological or commercial feasibility and there is no

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


significant alternative future use should the Company's development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process technology charge of $1,625,000 in March 2000 related to the purchase of these technologies.

     Four projects were acquired in the purchase of these technologies. Three projects are related to the development of instrumentation for oligonucleotide synthesis. These three projects differ in the size and capacity of the instrumentation. The first of these projects was approximately 50% complete at the time of acquisition and is expected to be completed in approximately one year at a cost of $0.8 million. The second of these projects was approximately 20% complete at the date of acquisition and is expected to be completed in approximately two years at a cost of $1.5 million. The third of these projects was approximately 10% complete at the date of acquisition and is expected to be completed in approximately 2 years at a cost of $1.2 million. Revenue from these projects, if successful, is expected subsequent to their respective completion dates. The fourth project is related to the development of instrumentation for peptide synthesis. This project was approximately 20% complete at the date of acquisition and has no projected completion date at this time.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-33922) which was declared effective by the Securities and Exchange Commission on July 27, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about our plans for commercialization of our products, statements about future collaborations, statements about our future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our cash on hand and the net proceeds from our recent initial public offering to fund our operations, statements about anticipated hiring, and statements about the effect of changes in interest rates on our business and financial results. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this document and those discussed in "Risk Factors" and elsewhere in our Registration Statement on Form S-1, as amended (File No. 333-33922).

Factors affecting our operating results

We have generated no revenue from product sales to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

  Since inception, we have recognized no revenue from product sales. We have incurred net losses since our inception. At June 30, 2000, our accumulated deficit was approximately $16.8 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenues and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our success depends upon the increasing availability of genetic information and the continued emergence and growth of markets for analysis of genetic variation and function.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


  We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping, gene expression profiling and proteomics. These markets are new and emerging, and they may not develop as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. If genetic data is not available or if our target markets do not emerge in a timely manner, demand for our products will not develop as we expect, and we may never become profitable.

We have limited manufacturing experience. If we are unable to find third-party manufacturers to manufacture our products or unless we develop our product capability, we may not be able to launch our products in a timely manner, or at all.

  We have no experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities to the manufacturing of prototype systems for testing purposes and for internal use by our collaborative partners.

  The nature of our products requires customized components that currently are available from a limited number of sources. For example, we currently obtain the fiber optic bundles included in our products from a single source. If we are unable to secure a sufficient supply of fiber optic bundles or other product components, we will be unable to meet future demand for our products. We will need to enter into contractual relationships with manufacturers for commercial scale production of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs.


We are an early stage company with no commercially available products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and unproven technology.

  We currently have no commercially available products. Our technologies are in the early stages of development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


  Historically, life sciences and pharmaceutical companies have analyzed genetic variation and function using a variety of technologies. Compared to the existing technologies, our technologies are new and unproven. In order to be successful, our products must meet the commercial requirements of the life sciences and pharmaceutical industries as tools for the large-scale analysis of genetic variation and function.

  We may not be successful in the commercial development of products. Prior to their commercialization, products will require significant research and development and investment, proven our ability to develop and commercialize products. We must conduct a substantial amount of additional research and development before any of our products will be ready for sale. Problems frequently encountered in connection with the development of commercial products using new and unproven technologies might limit our ability to develop and commercialize our products.

 Market acceptance will depend on many factors, including:

   . our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost effectiveness of our products and services relative to others available in the market;

   . the extent of our partners' efforts to market, sell and distribute our products;

   . our or our partners' ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost; and

   . the willingness and ability of customers to adopt new technologies requiring capital investments.

Commercialization of our technologies depends on partnerships and collaborations with other companies. If our current partnership and collaborations are not successful, or if we are not able to enter into additional partnerships and collaborations in the future, we may not be able to develop our technologies or products.

  Since we currently do not possess all of the resources necessary to develop and commercialize products that may result from our technologies, we will need either to develop a sales, marketing and support group with relevant experience or make appropriate arrangements with strategic partners to market and sell our products. We have chosen to enter into arrangements to develop and commercialize our initial products. We have entered into an agreement with PE Biosystems to gain access to their proprietary chemistry format for use with the initial products of the partnership. PE Biosystems also will fund, in part, the development of these products. Our

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


partnership agreement provides that PE Biosystems will develop the detection instrument and reagent kits required for use with these products, and will provide sales and marketing support for the products. If our partnership with PE Biosystems is not successful, or if PE Biosystems elects to terminate our partnership, we may not be able to develop or successfully commercialize our initial products on a timely basis, or at all. We intend to rely on other corporate partners and collaborators to develop other chemistry formats and to gain access to genetic data for use with our technologies. If we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop and commercialize products will be impacted negatively and our revenues will decline.

  We have limited or no control over the resources that any partner or collaborator may devote to our products. Any of our present or future partners or collaborators may not perform their obligations as expected. These partners or collaborators may breach or terminate their agreements with us or otherwise fail to meet their obligations or perform their collaborative activities successfully and in a timely manner. Further, any of our partners or collaborators may elect not to develop products arising out of our partnerships or collaborations or devote sufficient resources to the development, manufacture or commercialization of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products and our ability to generate revenues will decrease.

We expect intense competition in our target markets, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability.

  We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. One or more of our competitors may render our technology obsolete or uneconomical. Many of our competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products.

We may need additional capital in the future. If additional capital is not available on acceptable terms, we may have to curtail or cease operations.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


  Our future capital requirements will be substantial and will depend on many factors including payments received under collaborative agreements and government grants, the progress and scope of our collaborative and independent research and development projects, and the filing, prosecution and enforcement
of patent claims.   We anticipate that our existing capital resources will
enable us to maintain currently planned operations for at least the next 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

  We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of June 30, 2000. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

We expect that our quarterly results of operations will fluctuate. This fluctuation could cause our stock price to decline.

  Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to increase significantly in 2000. Accordingly, if revenues do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues, therefore, could significantly harm our operating results for a particular fiscal period.

  Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

Overview

We were founded and began operations in April 1998. We are developing next-generation tools that will permit the large-scale analysis of genetic variation and function. To date, we have generated revenues primarily from government grants from the National Institutes of Health. We

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


have entered into a strategic partnership with PE Biosystems, a Division of PE Corporation and research collaborations with The Dow Chemical Company, Third Wave Technologies, Inc. and Pyrosequencing, Inc. We expect to commercialize our first products in 2001 in partnership with PE Biosystems. We have not entered into any commercial agreements with our research collaborators, but we may do so in the future.

We have dedicated substantial resources to the development of our proprietary technologies. We have designed our technologies to provide the throughput, cost effectiveness and flexibility necessary to investigate and understand genetic variation and function on the large scale necessary to extract medically valuable information from raw genetic data.

Our revenues are primarily attributable to research funding. We recognize revenues related to research funding as we incur related research and development expenses. Our strategic partners often pay us before we recognize the related revenues, and we defer these payments until we earn them. As of June 30, 2000, we had deferred revenue of $3.8 million.

We have incurred substantial operating losses since our inception. As of June 30, 2000, our accumulated deficit was $16.8 million, and total stockholders equity was $27.5 million. We expect to incur additional operating losses over the next several years as we continue to fund internal research and development, develop our technologies and commercialize products based on those technologies.

Results of Operations

Three Months Ended June 30, 2000 and 1999

Revenue

Revenue for the three months ended June 30, 2000 and 1999 was $79,000 and $130,000, respectively. Government grants accounted for 100% of our total revenue for both these periods.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and supplies. Research and development expenses increased $2.2 million to $3.0 million for the three months ended June 30, 2000, from $0.8 million for the three months ended June 30, 1999. This increase was primarily due to increased staffing and other personnel-related costs to support our BeadArray technology. We expect that our research and development expenses will increase substantially to support our collaborative research programs, internal product research and development and technology development.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


General and Administrative

General and administrative expenses increased $567,000 to $941,000 for the three months ended June 30, 2000 from $374,000 for the three months ended June 30, 1999. This increase was primarily attributable to an increase in staffing necessary to manage and support our growth. We expect that our general and administrative expenses will increase as we expand our legal and accounting staff, add infrastructure and incur additional costs to support our growth and requirements as a public company.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

As of June 30, 2000 the Company has recorded a cumulative $21 million of deferred stock compensation related to stock options granted and restricted stock sold to employees, founders, directors and consultants. We recorded this amount as a component of stockholders equity and will amortize the amount as a charge to operations over the vesting period of the stock and options. We recognized related non-cash stock compensation expense of $1.8 million and $129,000 for the three months ended June 30, 2000 and 1999, respectively. This increase was primarily due to an increase in staffing and an increase in the deemed fair value of our common stock.

Interest Income, net

Interest income, net of interest expense, was $490,000 for the three months ended June 30, 2000 as compared to $88,000 for the three months ended June 30, 1999. This change was due primarily to changes in our average cash and investment balances during these periods.


Six Months Ended June 30, 2000 and 1999

Revenue

Revenue for the six months ended June 30, 2000 and 1999 was $162,000 and $172,000, respectively. Government grants accounted for 95% and 100% of our total revenue for the six months ended June 30, 2000 and 1999, respectively.

Research and Development

Research and development expenses increased $5.2 million to $6.7 million for the six months ended June 30, 2000, from $1.5 million for the six months ended June 30, 1999. Of such increase, $1.6 million was the result of a purchase of in-process technologies recorded in March 2000. The balance was primarily due to increased staffing and other personnel-related costs to support our BeadArray technology.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


General and Administrative

General and administrative expenses increased $1.0 million to $1.6 million for the six months ended June 30, 2000 from $549,000 for the six months ended June 30, 1999. This increase was primarily attributable to an increase in staffing necessary to manage and support our growth.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Amortization of deferred compensation and other non-cash compensation charges increased $2.8 million to $3.0 million for the six months ended June 30, 2000 from $229,000 for the six months ended June 30, 1999.

Interest Income, net

Interest income, net of interest expense, was $987,000 for the six months ended June 30, 2000 as compared to $187,000 for the six months ended June 30, 1999. This change was due primarily to changes in our average cash and investment balances during these periods.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of preferred stock with net proceeds of $37.4 million, and funding from strategic partners and government grants. As of June 30, 2000, we had cash, cash equivalents and investments of approximately $31.1 million.

Our operating activities used cash of $2.4 million for the six months ended June 30, 2000 compared to $1.6 million for the six months ended June 30, 1999. Use of cash for these periods primarily resulted from losses from operations offset by non-cash compensation, non-cash charges resulting from stock issuances for technology and funding received from our collaborators.

Our investing activities used cash of $0.9 million for the six months ended June 30, 2000 compared to $4.1 million for the six months ended June 30, 1999. Our investing activities for the six months ended June 30, 1999 consisted primarily of purchases and maturities of investment securities. Investing activities for the six months ended June 30, 2000 consisted of purchases and maturities of investment securities as well as purchases of property, plant and equipment.

Our financing activities provided cash of $1.7 million for the six months ended June 30, 2000 compared to $1.0 million for the six months ended June 30, 1999. Our financing activities for the

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


six months ended June 30, 1999 consisted primarily of proceeds from a convertible note. Financing activities for the six months ended June 30, 2000 consisted primarily of borrowings under equipment note obligations and proceeds from the issuance of common stock, net of repurchased shares, offset by deferred financing costs.

On July 28, 2000 we completed an initial public offering in which we sold 6,000,000 shares of common stock at $16 per share for net proceeds of approximately $88.0 million, net of underwriting discounts, commissions and estimated offering expenses. On August 2, 2000 the underwriters exercised an over-allotment option to purchase an additional 900,000 shares resulting in net proceeds of approximately $13.4 million. We have invested the net proceeds of the initial public offering primarily in money market funds.

We currently lease approximately 35,000 square feet of office and laboratory facilities under an operating lease expiring as to 15,000 square feet in August 2001 and the remaining 20,000 square feet in August 2002. In July 2000, the Company entered into an agreement to lease a total of 97,000 square feet in buildings that will be constructed over the next year. The lease contains an option to purchase the buildings together with additional land on the same site. The Company has provided the lessor with a secured letter of credit for $1.5 million and upon the commencement of construction, will also provide the developer with an additional $6.2 million, in the form of a secured interest bearing loan, which will mature no later than September 2001.

We believe that the net proceeds from our initial public offering combined with our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least the next 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, competing technological and market development and our ability to successfully commercialize our first products in partnership with PE Biosystems and to establish additional strategic relationships. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short-term investments are invested with high quality issuers and are of a short-term nature. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended June 30, 2000 we granted options to purchase 228,012 shares of common stock to employees under our 1998 Incentive Stock Plan. During the three months ended June 30, 2000 employees exercised options for 37,460 shares of common stock. The issuance of these restricted securities were deemed to be exempt from registration under the Act in reliance upon Section 4
(2) of the Act or Rule 701 promulgated under Section 3 (b) of the Act.

On July 28, 2000 we completed our initial public offering of 6,000,000 shares of our common stock at an initial public offering price of $16.00 per share for gross proceeds of $96 million and estimated net proceeds of approximately $88 million. We paid a total of approximately $6.7 million in underwriting discounts and commissions and estimate other costs and expenses, other than underwriting discounts and commissions, will total approximately $1.3 million in connection with the offering. The managing underwriters in the offering were Goldman, Sachs & Co., Chase H&Q and SG Cowen. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-33922). The Securities and Exchange Commission declared the Registration Statement effective on July 27, 2000.

Furthermore, on August 2, 2000 the underwriters exercised their over-allotment option for an additional 900,000 shares of our common stock at the initial public offering price of $16.00 per share for gross proceeds of $14.4 million and net proceeds of approximately $13.4 million. We paid a total of approximately $1.0 million in underwriting discounts and commissions in connection with the exercise of the over-allotment option. All of the net proceeds were invested primarily in money market funds.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.

In July 2000, prior to our initial public offering, our stockholders, acting by written consents approved: our change of state of incorporation from California to Delaware; our 2000 Employee Stock Purchase Plan; our 2000 Stock Plan and our amended charter documents to be in effect upon closing of the initial public offering.

Item 5.  Other Information.
None.


Item 6.  Exhibits and Reports on Form 8-K


   (a)  Exhibits.

   Exhibit
   Number             Description
   ------             -----------

   27.1               Financial Data Schedule.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Illumina, Inc.
                                          --------------------------------------
                                                     (Registrant)



Date: September 8, 2000                               /s/ Jay Flatley
                                          --------------------------------------
                                                           Jay Flatley
                                          President and Chief Executive Officer



                                                       /s/ Timothy Kish
                                          --------------------------------------
                                                           Timothy Kish
                                                    Vice President of Finance

                                ILLUMINA, INC.

                               Index of Exhibits
                               -----------------

Exhibit No.                                                             Page No.
-----------                                                             --------


 27.1            Financial Data Schedule.