Form 10-Q
period 2000-09-30
ILLUMINA INC
filed 2000-11-08
CIK 1110803

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For Quarterly Period Ended September 30, 2000
                                ------------------


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from _______________ to


Commission File Number 000-30361
                       ---------

                               Illumina, Inc.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  33-0804655
------------------------------                       -----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


              9390 Towne Centre Drive  San Diego, CA   92121-3015
---------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


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

                                Yes __    No  X
                                             ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 par value                   31,939,420 Shares
 -------------------------------                  -----------------
             Class                         Outstanding at September 30, 2000

                                 ILLUMINA, INC.


                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - September 30, 2000 (unaudited)
               and December 31, 1999                                           3

             Condensed Statements of Operations - Three and Nine
               Month Periods Ended September 30, 2000 and 1999 (unaudited)     4

             Condensed Statements of Cash Flows - Nine Month
               Periods Ended September 30, 2000 and 1999 (unaudited)           5

             Notes to Condensed Financial Statements                           6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                          10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                19

    Item 2.  Change in Securities and Use of Proceeds                         19

    Item 3.  Defaults upon Senior Securities                                  19

    Item 4.  Submission of Matters to a Vote of Security Holders              19

    Item 5.  Other Information                                                20

    Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                    21

Index of Exhibits                                                             22

                         PART I.  FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                 ILLUMINA, INC.
                            Condensed Balance Sheets
                            ------------------------



                                                September 30,                December 31,
                                                    2000                        1999
                                                --------------               ------------
ASSETS                                            (unaudited)                    (Note)
Current assets:
 Cash and cash equivalents                        $121,582,842                 $21,164,114
 Investments                                         2,585,799                  11,924,163
 Note receivable                                     6,200,000                          --
 Other current assets                                2,025,477                     404,768
                                                  ------------                 -----------
   Total current assets                            132,394,118                  33,493,045
Property and equipment, net                          2,125,131                     291,314
Intangible and other assets, net                       445,755                     110,299
                                                  ------------                 -----------
   Total assets                                   $134,965,004                 $33,894,658
                                                  ============                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued liabilities         $  1,946,518                 $   612,408
 Current portion of equipment note obligations         252,628                          --
                                                  ------------                 -----------
   Total current liabilities                         2,199,146                     612,408
Equipment note obligations, less current
 portion                                               955,016                          --
Deferred revenue                                     5,000,000                   1,250,000
Commitments
Stockholders' equity                               126,810,842                  32,032,250
                                                  ------------                 -----------
   Total liabilities and stockholders' equity     $134,965,004                 $33,894,658
                                                  ============                 ===========

  Note: The Balance Sheet at December 31 has been derived from the audited financial statements as of that date.

                            See accompanying notes.

  ILLUMINA, INC.
                       Condensed Statements of Operations
                       ----------------------------------
                                  (Unaudited)



                                             Three months ended                   Nine months ended
                                               September 30,                        September 30,
                                        -----------------------------        -----------------------------
                                            2000             1999                2000             1999
                                        -----------       -----------        ------------      -----------
Revenue                                 $   662,589       $   100,269        $    824,446      $   272,365
Costs and expenses:
 Research and development
 (exclusive of stock based
 compensation of $951,015 and
 $157,617 for the three months
 ended September 30, 2000 and
 1999, respectively, and
 $2,279,357 and $283,873 for the
 nine months ended September 30,
 2000 and 1999, respectively)             3,048,305         1,191,447           9,720,232        2,733,817
General and administrative
 (exclusive of stock based
 compensation of $853,244 and
 $21,314 for the three months
 ended September 30, 2000 and
 1999, respectively, and
 $2,560,204 and $124,048 for the
 nine months ended September 30,
 2000 and 1999, respectively)             1,192,307           274,200           2,749,193          823,266
Amortization of deferred
 compensation and other non-cash
 compensation charges                     1,804,259           178,931           4,839,561          407,921
                                        -----------       -----------        ------------      -----------
 Total costs and expenses                6,044,871         1,644,578          17,308,986        3,965,004
                                       -----------       -----------        ------------      -----------
Loss from operations                    (5,382,282)       (1,544,309)        (16,484,540)      (3,692,639)
Interest income, net                     1,507,629            65,189           2,494,491          252,605
                                       -----------       -----------        ------------      -----------
Net loss                               $(3,874,653)      $(1,479,120)       $(13,990,049)     $(3,440,034)
                                       ===========       ===========        ============      ===========
Historical net loss per share,
 basic and diluted                     $     (0.19)      $     (0.94)       $      (1.66)     $     (2.75)
Shares used in calculating             ===========       ===========        ============      ===========
 historical net loss per share,
 basic and diluted                      20,548,421         1,575,504           8,429,597        1,251,465
Pro forma net loss per share,          ===========       ===========        ============      ===========
 basic and diluted                     $     (0.15)      $     (0.11)       $      (0.61)     $     (0.26)
                                       ===========       ===========        ============      ===========
Shares used in calculating pro
 forma net loss per share, basic
 and diluted                            26,408,602        13,411,801          22,940,522       13,087,762
                                       ===========       ===========        ============      ===========

                            See accompanying notes.

                                ILLUMINA, INC.
                      Condensed Statements of Cash Flows
                      ----------------------------------
                                  (Unaudited)


                                                              Nine months ended
                                                                September 30,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------     -----------
Operating activities:
Net loss                                               $(13,990,049)    $(3,440,034)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Issuance of stock for technology and services            1,722,000          11,336
 Depreciation and amortization                              308,168          29,962
 Amortization of premium (discount) on investments          (71,535)         60,967
 Amortization of deferred compensation and other
  non-cash compensation charges                           4,839,561         407,921
 Changes in operating assets and liabilities:
   Current assets                                        (1,620,710)        (51,996)
   Deferred revenue                                       3,750,000              --
   Other assets                                            (363,856)             --
   Accounts payable and accrued liabilities               1,134,110          74,000
                                                       ------------     -----------
Net cash used in operating activities                    (4,092,311)     (2,907,844)
                                                       ------------     -----------
   Investing activities:
    Purchase of investment securities                   (10,295,209)     (6,727,005)
    Maturity of investment securities                    19,715,720       2,725,000
    Note receivable                                      (6,200,000)             --
    Purchase of property and equipment                   (2,113,583)        (11,767)
                                                       ------------     -----------
Net cash provided by (used in) investing activities       1,106,928      (4,013,772)
                                                       ------------     -----------
Financing activities:
    Borrowings under equipment and convertible note
     obligations                                          1,317,682       1,000,000
    Payments on equipment note obligations                 (110,038)             --
    Proceeds from stock subscription receivable               4,500              --
    Proceeds from issuance of common stock, net of
     repurchased shares and offering expenses           102,191,967           4,180
                                                       ------------     -----------
    Net cash provided by financing activities           103,404,111       1,004,180
                                                       ------------     -----------
Net increase (decrease) in cash and cash
 equivalents                                            100,418,728      (5,917,436)
Cash and cash equivalents at beginning of period         21,164,114       8,233,729
                                                       ------------     -----------
Cash and cash equivalents at end of period             $121,582,842     $ 2,316,293
                                                       ============     ===========

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

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


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

Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through September 30, 2000, the Company has recorded deferred stock compensation totaling approximately $18.1 million, representing the difference between the exercise or purchase price and the fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders equity and is being amortized to expense over the vesting period of the options and restricted stock. The Company recorded deferred compensation of $13.5 million and $0.7 million related to grants of stock options and sales of restricted stock in the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Company amortized approximately $4.0 million of this deferred compensation.

In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company's management for financial reporting purposes on the date of modification. Each consultant had already vested a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock was expensed. Deferred consultant compensation of $3.0 million related to unvested stock was recorded in February 2000 and is amortized ratably over the contracted service periods. The Company amortized approximately $558,000 of this deferred compensation in the nine months ended September 30, 2000. Prior to the modification of the consulting agreements, the Company recorded approximately $315,000 of compensation expense related to restricted stock sold to consultants in the nine months ended September 30, 2000.


Note 3.   Net Loss per Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128. Earnings per Share, and SAB 98, for all periods presented.

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


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

Note 5.   Commitments

The Company leases approximately 35,000 square feet of office and laboratory facilities under an operating lease expiring as to 15,000 square feet in August 2001 and the remaining 20,000 square feet in August 2002. In July, the Company entered into an agreement to lease a total of 97,000 square feet in buildings that will be constructed over the next year. The lease contains an option to purchase the buildings together with additional land on the same site. The Company has provided the lessor with a secured letter of credit for $1.5 million and a $6.2 million secured interest bearing loan, which will mature no later than September 2001. Upon exercise of the option, which expires December 1, 2000, the Company would be required to make an additional cash payment of $2.3 million and the note receivable would convert to part of the cash consideration for the property; an additional $3.0 million would be required in August 2001, the estimated closing date of the sale.

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)


Note 6.   Asset and Technology Purchase

     In March 2000, the Company signed an agreement to acquire certain tangible assets and rights to certain in-process technologies in exchange for $100,000 and 175,000 shares of common stock valued at $1,575,000 ($9.00 per share). The Company recorded the tangible assets at their fair value of approximately $50,000. As of the date these technologies were acquired, they had not achieved technological or commercial feasibility and there is no significant alternative future use should the Company's development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process technology charge of $1,625,000 in March 2000 related to the purchase of these technologies.

     Four projects were acquired in the purchase of these technologies. Three projects are related to the development of instrumentation for oligonucleotide synthesis. These three projects differ in the size and capacity of the instrumentation. The first of these projects was approximately 50% complete at the time of acquisition and is expected to be completed in approximately nine months at a total cost of $0.8 million. The second of these projects was approximately 20% complete at the date of acquisition and is expected to be completed in approximately 21 months at a total cost of $1.5 million. The third of these projects was approximately 10% complete at the date of acquisition and is expected to be completed in approximately 21 months at a total cost of $1.2 million. Revenue from these projects, if successful, is expected subsequent to their respective completion dates. The fourth project is related to the development of instrumentation for peptide synthesis. This project was approximately 20% complete at the date of acquisition and has no projected completion date at this time.

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

Overview

We were founded and began operations in April 1998. We are developing next-generation tools that will permit the large-scale analysis of genetic variation and function. To date, we have generated revenues primarily from government grants from the National Institutes of Health. We have entered into a strategic partnership with PE Biosystems, a Division of PE Corporation and research collaborations with The Dow Chemical Company, Third Wave Technologies, Inc. and Pyrosequencing, Inc. We expect to commercialize our first products in 2001 in partnership with PE Biosystems. We have not entered into any commercial agreements with our research collaborators, but we may do so in the future.

We have dedicated substantial resources to the development of our proprietary technologies. We have designed our technologies to provide the throughput, cost effectiveness and flexibility necessary to investigate and understand genetic variation and function on the large scale necessary to extract medically valuable information from raw genetic data.

Our revenues are primarily attributable to research funding. We recognize revenues related to research funding as we incur related research and development expenses. Our strategic partners often pay us before we recognize the related revenues, and we defer these payments until we earn them. As of September 30, 2000, we had deferred revenue of $5.0 million.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


We have incurred substantial operating losses since our inception. As of September 30, 2000, our accumulated deficit was $20.7 million, and total stockholders equity was $126.8 million. We expect to incur additional operating losses over the next several years as we continue to fund internal research and development, develop our technologies and commercialize products based on those technologies.

Results of Operations

Three Months Ended September 30, 2000 and 1999

Revenue

Revenue for the three months ended September 30, 2000 and 1999 was $0.7 million and $0.1 million, respectively. Government grants accounted for virtually all of our revenues for both periods. The increase in revenues over 1999 resulted from the addition of several new grants in the third quarter of 2000.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and supplies. Research and development expenses increased $1.8 million to $3.0 million for the three months ended September 30, 2000, from $1.2 million for the three months ended September 30, 1999. This increase was primarily due to increased staffing and other personnel-related costs to support the continued commercialization of our BeadArray technology. We expect that our research and development expenses will increase substantially to support our collaborative research programs, internal product research and development and technology development.

General and Administrative

General and administrative expenses increased $0.9 million to $1.2 million for the three months ended September 30, 2000 from $0.3 million for the three months ended September 30, 1999. This increase was primarily attributable to an increase in staffing necessary to manage and support our growth. We expect that our general and administrative expenses will increase as we expand our legal and accounting staff, add infrastructure and incur additional costs to support our growth and requirements as a public company.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

As of September 30, 2000 the Company has recorded a cumulative $21.1 million of deferred stock compensation related to stock options granted and restricted stock sold to employees,

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


founders, directors and consultants. We recorded this amount as a component of stockholders equity and will amortize the amount as a charge to operations over the vesting period of the stock and options. We recognized related non-cash stock compensation expense of $1.8 million and $179,000 for the three months ended September 30, 2000 and 1999, respectively. This increase was primarily due to an increase in staffing and an increase in the deemed fair value of our common stock.

Interest Income, net

Interest income, net of interest expense, was $1.5 million for the three months ended September 30, 2000 as compared to $65,000 for the three months ended September 30, 1999. This change was due primarily to changes in our average cash and investment balances during these periods.

Nine Months Ended September 30, 2000 and 1999

Revenue

Revenue for the nine months ended September 30, 2000 and 1999 was $0.8 million and $0.3 million, respectively. Government grants accounted for virtually all of our total revenue for the nine months ended September 30, 2000 and 1999, respectively.

Research and Development

Research and development expenses increased $7.0 million to $9.7 million for the nine months ended September 30, 2000, from $2.7 million for the nine months ended September 30, 1999. Of such increase, $1.6 million was the result of a purchase of in-process technologies recorded in March 2000. The balance was primarily due to increased staffing and other personnel-related costs to support commercialization of our BeadArray technology.

General and Administrative

General and administrative expenses increased $1.9 million to $2.7 million for the nine months ended September 30, 2000 from $0.8 million for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in staffing necessary to manage and support our growth.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Amortization of deferred compensation and other non-cash compensation charges increased $4.4 million to $4.8 million for the nine months ended September 30, 2000 from $0.4 million for the nine months ended September 30, 1999. The increase was due to an increase in employees receiving stock options and restricted stock and the higher deemed value of our stock.

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Interest Income, net

Interest income, net of interest expense, was $2.5 million for the nine months ended September 30, 2000 as compared to $0.3 million for the nine months ended September 30, 1999. This change was due primarily to changes in our average cash and investment balances during these periods.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements of preferred stock with net proceeds of $37.4 million, public placements of common stock with net proceeds of $101.4 million, and funding from strategic partners and government grants. As of September 30, 2000, we had cash, cash equivalents and investments of approximately $121.6 million.

Our operating activities used cash of $4.1 million for the nine months ended September 30, 2000 compared to $2.9 million for the nine months ended September 30, 1999. Use of cash for these periods primarily resulted from losses from operations offset by non-cash compensation, non-cash charges resulting from stock issuances for technology and funding received from our collaborators.

Our investing activities provided cash of $1.1 million for the nine months ended September 30, 2000 compared to a $4.0 million use of cash for the nine months ended September 30, 1999. Our use of cash for the nine months ended September 30, 1999 consisted primarily of purchases of investment securities, net of maturities. Investing activities for the nine months ended September 30, 2000 consisted of purchases and maturities of investment securities, purchases of property, plant and equipment, and a $6.2 million note receivable made to finance the construction of a building on which the company has a lease and an option to purchase.

Our financing activities provided cash of $103.4 million for the nine months ended September 30, 2000 compared to $1.0 million for the nine months ended September 30, 1999. Our financing activities for the nine months ended September 30, 1999 consisted primarily of proceeds from a convertible note. Financing activities for the nine months ended September 30, 2000 consisted of $101.4 million from the proceeds of the initial public offering of our common stock, offset by offering costs. The balance consisted primarily of borrowings under equipment note obligations and proceeds from the issuance of common stock through stock option exercises and purchases of restricted stock, net of repurchased shares.

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

We currently lease approximately 35,000 square feet of office and laboratory facilities under an operating lease expiring as to 15,000 square feet in August 2001 and the remaining 20,000 square feet in August 2002. In July 2000, the Company entered into an agreement to lease a total of 97,000 square feet in buildings that will be constructed over the next year. The lease contains an option to purchase the buildings together with additional land on the same site. The Company has provided the lessor with a secured letter of credit for $1.5 million and a $6.2 million secured interest bearing loan, which will mature no later than September 2001. Upon exercise of the option, which expires December 1, 2000, the Company would be required to make an additional cash payment of $2.3 million and the note receivable would convert to part of the cash consideration for the property; an additional $3.0 million would be required in August, 2001, the estimated closing date of the sale.

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

Since inception, we have recognized no revenue from product sales. We have incurred net losses since our inception and expect to continue to incur net losses. At September 30, 2000, our accumulated deficit was approximately $20.7 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenues and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we achieve profitability, we may not be able to achieve or sustain or increase profitability on a quarterly or annual basis.

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

We have limited manufacturing experience. If we are unable to develop our manufacturing capability or find third-party manufacturers to manufacture our products, we may not be able to launch our products in a timely manner, or at all.

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

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Result of Operations (continued)


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

  Since we currently do not possess all of the resources necessary to develop and commercialize products that may result from our technologies, we will need either to develop a sales, marketing and support group with relevant experience or make appropriate arrangements with strategic partners to market and sell our products. We have chosen to enter into arrangements to develop and commercialize our initial products. We have entered into an agreement with PE Biosystems to gain access to their proprietary chemistry format for use with the initial products of the partnership. PE Biosystems also will fund, in part, the development of these products. Our partnership agreement provides that PE Biosystems will develop the detection instrument and reagent kits required for use with these products, and will provide sales and marketing support for the products. If our partnership with PE Biosystems is not successful, or if PE Biosystems elects to terminate our partnership, we may not be able to develop or successfully commercialize

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Result of Operations (continued)


our initial products on a timely basis, or at all. We intend to rely on other corporate partners and collaborators to develop other chemistry formats and to gain access to genetic data for use with our technologies. If we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop and commercialize products will be impacted negatively and our revenues will decline.

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

                                ILLUMINA, INC.
               Management's Discussion and Analysis of Financial
                Condition and Result of Operations (continued)


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

  We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of September 30, 2000. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended September 30, 2000 we granted options to purchase 100,000 shares of common stock to employees under our Stock Plans. During the three months ended September 30, 2000 employees exercised options for 33,449 shares of common stock. The issuance of these restricted securities were deemed to be exempt from registration under the Act in reliance upon Section 4 (2) of the Act or Rule 701 promulgated under Section 3 (b) of the Act.

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


                                                          Illumina, Inc
                                                -------------------------------
                                                           (Registrant)



Date: November 8, 2000

                                                       /s/ Timothy Kish
                                                -------------------------------
                                                           Timothy Kish
                                                   Vice President of Finance

                                ILLUMINA, INC.

                               Index of Exhibits
                               -----------------

Exhibit No.                                                            Page No.
-----------                                                            --------


 27.1            Financial Data Schedule.