Form 10-Q/A
period 2000-09-30
ILLUMINA INC
filed 2000-11-13
CIK 1110803

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For Quarterly Period Ended    September 30, 2000
                                -----------------------

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________


Commission File Number 000-30361
                       ---------

                                Illumina, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       33-0804655
----------------------------                         ------------------
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

                                Yes  X   No __
                                     -
Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.01 par value                         31,939,420 Shares
-------------------------------                       -------------------
             Class                             Outstanding at September 30, 2000

                                ILLUMINA, INC.


                                     INDEX
                                     -----

                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - September 30, 2000 (unaudited)
                  and December 31, 1999                                             3

             Condensed Statements of Operations - Three and Nine
                  Month Periods Ended September 30, 2000 and 1999 (unaudited)       4

             Condensed Statements of Cash Flows - Nine Month
                  Periods Ended September 30, 2000 and 1999 (unaudited)             5

             Notes to Condensed Financial Statements                                6

Signatures                                                                          9

Index of Exhibits                                                                  10

                         PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements

                                ILLUMINA, INC.
                           Condensed Balance Sheets
                           ------------------------

                                                            September 30,               December 31,
                                                                2000                       1999
                                                            ------------                ------------
ASSETS                                                      (unaudited)                   (Note)
Current assets:
   Cash and cash equivalents                                $121,582,842                 $21,164,114
   Investments                                                 2,585,799                  11,924,163
   Note receivable                                             6,200,000                          --
   Other current assets                                        2,025,477                     404,768
                                                            ------------                 -----------
     Total current assets                                    132,394,118                  33,493,045
Property and equipment, net                                    2,125,131                     291,314
Intangible and other assets, net                                 445,755                     110,299
                                                            ------------                 -----------
     Total assets                                           $134,965,004                 $33,894,658
                                                            ============                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities                 $  1,946,518                 $   612,408
   Current portion of equipment note obligations                 252,628                          --
                                                            ------------                 -----------
     Total current liabilities                                 2,199,146                     612,408
Equipment note obligations, less current portion                 955,016                          --
Deferred revenue                                               5,000,000                   1,250,000
Commitments
Stockholders' equity                                         126,810,842                  32,032,250
                                                            ------------                 -----------
     Total liabilities and stockholders' equity             $134,965,004                 $33,894,658
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

                                ILLUMINA, INC.
                      Condensed Statements of Operations
                      ----------------------------------
                                  (Unaudited)


                                              Three months ended                   Nine months ended
                                                September 30,                        September 30,
                                        -----------------------------        -----------------------------
                                            2000              1999                2000             1999
                                        -----------       -----------        ------------      -----------
Revenue                                 $   662,589       $   100,269        $    824,446      $   272,365
Costs and expenses:
 Research and development
  (exclusive of stock based
  compensation of $951,015 and
  $157,617 for the three months
  ended September 30, 2000 and
  1999, respectively, and
  $2,279,357 and $283,873 for the
  nine months ended September 30,
  2000 and 1999, respectively)            3,048,305         1,191,447           9,720,232        2,733,817
 General and administrative
  (exclusive of stock based
  compensation of $853,244 and
  $21,314 for the three months
  ended September 30, 2000 and
  1999, respectively, and
  $2,560,204 and $124,048 for the
  nine months ended September 30,
  2000 and 1999, respectively)            1,192,307           274,200           2,749,193          823,266
 Amortization of deferred
  compensation and other non-cash
  compensation charges                    1,804,259           178,931           4,839,561          407,921
                                        -----------       -----------        ------------      -----------
    Total costs and expenses              6,044,871         1,644,578          17,308,986        3,965,004
                                        -----------       -----------        ------------      -----------
Loss from operations                     (5,382,282)       (1,544,309)        (16,484,540)      (3,692,639)
Interest income, net                      1,507,629            65,189           2,494,491          252,605
                                        -----------       -----------        ------------      -----------
Net loss                                $(3,874,653)      $(1,479,120)       $(13,990,049)     $(3,440,034)
                                        ===========       ===========        ============      ===========
Historical net loss per share,
 basic and diluted                      $     (0.19)      $     (0.94)       $      (1.66)     $     (2.75)
                                        ===========       ===========        ============      ===========
Shares used in calculating
 historical net loss per share,
 basic and diluted                       20,548,421         1,575,504           8,429,597        1,251,465
                                        ===========       ===========        ============      ===========
Pro forma net loss per share,
 basic and diluted                      $     (0.15)      $     (0.11)       $      (0.61)     $     (0.26)
                                        ===========       ===========        ============      ===========

Shares used in calculating pro
 forma net loss per share, basic
 and diluted                             26,408,602        13,411,801          22,940,522       13,087,762
                                        ===========       ===========        ============      ===========

                            See accompanying notes.

                                ILLUMINA, INC.
                      Condensed Statements of Cash Flows
                      ----------------------------------
                                  (Unaudited)


                                                             Nine months
                                                                ended
                                                            September 30,
                                                     ---------------------------
                                                         2000          1999
                                                     ------------   ------------
Operating activities:
Net loss                                             $(13,990,049)  $(3,440,034)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Issuance of stock for technology and services         1,722,000        11,336
  Depreciation and amortization                           308,168        29,962
  Amortization of premium (discount) on investments       (71,535)       60,967
  Amortization of deferred compensation and other       4,839,561       407,921
   non-cash compensation charges
  Changes in operating assets and liabilities:
    Current assets                                     (1,620,710)      (51,996)
    Deferred revenue                                    3,750,000            --
    Other assets                                         (363,856)           --
    Accounts payable and accrued liabilities            1,334,110        74,000
                                                     ------------   -----------
Net cash used in operating activities                  (4,092,311)   (2,907,844)
                                                     ------------   -----------
Investing activities:
 Purchase of investment securities                    (10,295,209)   (6,727,005)
 Maturity of investment securities                     19,715,720     2,725,000
 Note receivable                                       (6,200,000)           --
 Purchase of property and equipment                    (2,113,583)      (11,767)
                                                     ------------   -----------
Net cash provided by (used in) investing activities     1,106,928    (4,013,772)
                                                     ------------   -----------
Financing activities:
 Borrowings under equipment and convertible note        1,317,682     1,000,000
  obligations
 Payments on equipment note obligations                  (110,038)           --
 Proceeds from stock subscription receivable                4,500            --

 Proceeds from issuance of common stock, net of       102,191,967         4,180
  repurchased shares and offering expenses           ------------   -----------
Net cash provided by financing activities             103,404,111     1,004,180
                                                     ------------   -----------
Net increase (decrease) in cash and cash              100,418,728    (5,917,436)
 equivalents
Cash and cash equivalents at beginning of period       21,164,114     8,233,729
                                                     ------------   -----------
Cash and cash equivalents at end of period           $121,582,842   $ 2,316,293
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

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)

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

                                ILLUMINA, INC.
              Notes to Condensed Financial Statements (continued)
                                  (Unaudited)

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


                                                     Illumina , Inc.
                                        ---------------------------------------
                                                      (Registrant)



Date: September 13, 2000                          /s/ Timothy Kish
                                         ---------------------------------------
                                                      Timothy Kish
                                                Vice President of Finance

                                ILLUMINA, INC.

                               Index of Exhibits
                               -----------------

Exhibit No.
-----------


 27.1            Financial Data Schedule.