Form 10-K
period 2000-12-31
ILLUMINA INC
filed 2001-03-29
CIK 1110803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                       COMMISSION FILE NUMBER: 000-30361

                                 ILLUMINA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0804655
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     9390 TOWNE CENTRE DRIVE, SAN DIEGO,                           92121
                 CALIFORNIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 587-4290

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 8, 2001, there were 32,068,459 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 8, 2001) was approximately $179,306,764. This amount excludes an aggregate of 16,130,080 shares of common stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

     Certain exhibits filed with the Registrant's prior registration statements and Forms 10-Q are incorporated herein by reference into Part IV of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ILLUMINA, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1    Business....................................................    1
Item 2    Properties..................................................   10
Item 3    Legal Proceedings...........................................   10
Item 4    Submission of Matters to a Vote of Security Holders.........   10

                                  PART II

Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   11
Item 6    Selected Financial Data.....................................   12
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 7A   Quantitative and Qualitative Disclosures about Market
            Risk......................................................   21
Item 8    Financial Statements and Supplementary Data.................   22
Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   22

                                  PART III

Item 10   Directors and Executive Officers of the Registrant..........   23
Item 11   Executive Compensation......................................   23
Item 12   Security Ownership of Certain Beneficial Owners and
            Management................................................   23
Item 13   Certain Relationships and Related Transactions..............   23

                                  PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   24
Signatures............................................................   26
Financial Statements..................................................  F-1

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Factors Affecting Operating Results," contained in Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operation," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K or to conform these statements to actual results, unless required by law.

     Illumina(TM), BeadArray(TM), Array of Arrays(TM) and Oligator(TM) are our trademarks. This report also contains brand names, trademarks or service marks of companies other than Illumina, and these brand names, trademarks and service marks are the property of their respective holders.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are a leading developer of next-generation tools for the large-scale analysis of genetic variation and function. Understanding genetic variation and function is critical to the development of personalized medicine, a key goal of genomics. Our tools will provide information that could be used to improve drugs and therapies, customize diagnoses and treatment, and cure disease.

     Completion of the sequencing of the human genome will drive demand for tools that can assist researchers in processing the billions of tests necessary to convert raw genetic data into medically valuable information. This requires functional analysis of highly complex biological systems, involving a scale of experimentation not practical using currently available tools and technologies. Using our technologies, we are developing a comprehensive line of products that can address the scale of experimentation and the breadth of functional analysis required to achieve the goals of molecular medicine.

     Our patented BeadArray technology uses fiber optics to achieve a level of array miniaturization that allows for a new scale of experimentation. An array is a collection of miniaturized test sites arranged on a surface that permits many tests, or assays, to be performed in parallel. By arranging our arrays in a pattern that matches the wells of industry standard containers called microtiter plates, we can simultaneously process many samples in parallel, achieving throughput significantly beyond the capability of any technology known to us. We assemble our arrays using relatively inexpensive raw materials. Our proprietary manufacturing process allows us to easily adapt the arrays to a broad range of applications. These advances allow us to create next-generation arrays with a unique combination of high throughput, cost effectiveness and flexibility. In addition, our complementary Oligator technology permits parallel synthesis of the millions of different pieces of DNA necessary to perform large-scale genetic analysis on arrays.

     We intend to provide both products and services that utilize our proprietary technologies. Our first products, being developed in partnership with Applied Biosystems, will include disposable BeadArray cassettes, reagent kits for analyzing variation in genetic sequences, and instruments that automatically read data from the BeadArray cassettes. An array cassette is a collection of individual arrays arranged in a pattern, and a reagent kit is a set of chemicals used for performing specific analyses. We also plan to commercialize services for the analysis of genetic variation.

     We were incorporated in California in April 1998. We reincorporated in Delaware in July 2000. Our principal executive offices are located at 9390 Towne Centre Drive, Suite 200, San Diego, California 92121. Our telephone number is
(858) 587-4290.

INDUSTRY BACKGROUND

  Genetic Variation and Function

     Every person inherits two copies of each gene, one from each parent. The two copies of each gene may be identical, or they may be different. These differences are referred to as genetic variation. Examples of the physical consequences of genetic variation include differences in eye and hair color.

     Genetic variation can also have important medical consequences, including predisposition to disease and differential response to drugs. Genetic variation affects diseases, including cancer, diabetes, cardiovascular disease and Alzheimer's disease. In addition, genetic variation may cause people to respond differently to the same drug. Some people may respond well, others may not respond at all, and still others may experience adverse side effects.

     The most common form of genetic variation is a Single Nucleotide Polymorphism, or SNP. A SNP is a variation in a single position in a DNA sequence. It is estimated that the human genome contains between three and six million SNPs. The importance of SNPs is illustrated by the recent formation of the SNP Consortium, which includes nine major pharmaceutical companies, chartered to discover an initial set of approximately 300,000 SNPs.

     While in some cases a single SNP will be responsible for medically important effects, it is now believed that the genetic component of most major diseases is the result of the interaction of many SNPs. Therefore, it will be important to investigate many SNPs together in order to discover medically valuable information.

     In addition to the knowledge gained from the analysis of SNPs, the study of gene function will significantly contribute to clinical diagnosis and treatment. This study focuses on the physiological functions that are affected by medically relevant SNPs.

     Current efforts to understand genetic variation and function have centered around three principal techniques: SNP genotyping, gene expression profiling and proteomics.

  SNP Genotyping

     SNP genotyping is the process of determining which SNPs are present in each of the two copies of a gene, or other portion of DNA sequence, within an individual or other organism. The use of SNP genotyping to obtain meaningful statistics on the effect of an individual SNP or a collection of SNPs, and to apply that information to clinical trials and diagnostic testing, will require the analysis of millions of SNP genotypes and the testing of large populations for each disease. For example, a single large clinical trial could involve genotyping 300,000 SNPs per patient in 1,000 patients, thus requiring 300 million assays. Using available technologies, this scale of SNP genotyping is both impractical and prohibitively expensive.

     Large-scale SNP genotyping, when commercially feasible, will be used for a variety of applications, including genomics-based drug development, clinical trial analysis, disease predisposition testing, and disease diagnosis. SNP genotyping can also be used outside of healthcare, for example in the development of plants and animals with desirable commercial characteristics. These markets will require billions of SNP genotyping assays annually.

  Gene Expression Profiling

     Gene expression profiling is the process of determining which genes are active in a specific cell or group of cells and is accomplished by measuring mRNA, the intermediary between genes and proteins. Variation in gene expression can cause disease, or act as an important indicator of disease or predisposition to disease. By comparing gene expression patterns between cells from different environments, such as normal tissue compared to diseased tissue or in the presence or absence of a drug, specific genes or groups of genes that play a role in these processes can be identified. Studies of this type, used in drug discovery, require monitoring thousands, and preferably tens of thousands, of mRNAs in large numbers of samples. The high cost of large-scale gene expression profiling has limited the development of the gene expression profiling market.

     Once gene expression patterns have been correlated to specific diseases, gene expression profiling is expected to become an important diagnostic tool. Diagnostic use of expression profiling tools is anticipated to grow rapidly with the combination of the sequencing of various genomes and the availability of more cost-effective technologies.

  Proteomics

     Proteomics is the process of determining which proteins are present in cells and how they interact with one another. Proteomics is another method of correlating the molecular state of a cell with disease or reaction to a stimulus such as a drug. This market remains undeveloped, as low cost, accurate technologies for analysis have not been available. We expect that proteomics will become valuable in drug discovery research as the technologies improve and that array technology will be critical in facilitating the growth of this market.

OUR TECHNOLOGIES

     We have developed a proprietary array technology that enables the large-scale analysis of genetic variation and function. Our BeadArray technology combines fiber optic bundles and microscopic beads in a simple proprietary manufacturing process to produce array cassettes that can perform many assays simultaneously. Our BeadArray technology provides a unique combination of high throughput, cost effectiveness, and flexibility. We achieve high throughput with a high density of test sites per array and our ability to format arrays in a pattern arranged to match the wells of standard microtiter plates. We maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples, and from the low manufacturing costs associated with our complementary technologies. Our ability to vary the size, shape and format of the fiber optic bundles and to create specific beads for different applications provides the flexibility to address multiple markets and market segments. We believe that these features will enable our BeadArray technology to become a leading platform for the emerging high-growth markets of SNP genotyping, gene expression profiling and proteomics.

     Our proprietary BeadArray technology combines fiber optic bundles and specially prepared beads that self-assemble into an array. Each fiber optic bundle contains thousands to millions of individual fibers depending on the diameter of the bundle. In a separate process, we create sensors by affixing a specific type of molecule to each of the billions of microscopic beads in a given batch. The particular molecules on a bead define that bead's function as a sensor. We combine batches of beads coated with specific molecules to form a pool specific to the type of array we intend to create.

     To form an array, we typically dip each fiber optic bundle into a pool of coated beads. The coated beads are drawn into the wells, one bead per well, on the end of each fiber in the bundle. The tens of thousands of beads at the end of the fiber optic bundle comprise our BeadArray. One may perform an experiment by then dipping the BeadArray into a prepared sample. The molecules in the sample bind to their matching molecules on the coated bead. Since each bead performs its own assay, we are able to make tens of thousands of quantitative measurements simultaneously on each sample.

     Using our BeadArray technology, we have addressed the limitations of the tools for genetic analysis. We achieve high throughput with a high density of test sites per array and our ability to format arrays in a pattern arranged to match the wells of standard microtiter plates. We maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples, and through the low manufacturing cost associated with our BeadArray technology. Our ability to vary the size, shape and format of the fiber optic bundles and to create specific beads for various applications gives us the flexibility to address multiple markets and market segments.

     Our proprietary Oligator technology complements our BeadArray technology. The Oligator synthesizes in parallel many different short segments of DNA to meet the requirements of large-scale genomics applications.

We believe that our Oligator technology is substantially more cost effective and provides higher throughput than available commercial alternatives.

  BeadArray Technology

     Our proprietary BeadArray technology combines fiber optic bundles and specially prepared beads that self-assemble into an array.

     Fiber Optic Bundles. We have the fiber optic bundles manufactured to our specifications, which we cut into lengths of less than one inch. Each bundle contains thousands to millions of individual fibers depending on the size of the bundle. For example, a fiber optic bundle with a diameter of approximately one millimeter could contain up to 50,000 individual fibers. Dipping the fiber optic bundles into a chemical solution etches a microscopic well at the end of each individual fiber within a bundle. In the preceding example, this process would create 50,000 microscopic wells per bundle.

     Microscopic Beads. In a separate process, we create sensors by affixing a specific type of molecule to each of the billions of microscopic beads in a batch. We make different batches of beads, with the beads in a given batch coated with one particular type of molecule. The particular molecules on a bead define that bead's function as a sensor. For example, we create a batch of SNP sensors by attaching a particular DNA sequence to each bead in the batch. We combine batches of coated beads to form a pool specific to the type of array we intend to create. A bead pool one milliliter in volume contains sufficient beads to produce thousands of arrays.

BEADARRAY SENSORS: COATING, POOLING AND SELF-ASSEMBLY

     Array Self-Assembly and Decoding. To form an array we typically dip each fiber optic bundle into a pool of coated beads. The coated beads are drawn into the wells, one bead per well, on the end of each fiber in the bundle. We call this process self-assembly. The tens of thousands of beads at the end of the fiber optic bundle comprise our BeadArray. Because the beads assemble randomly into the wells, we perform a final procedure called decoding in order to determine which bead type occupies which well in the array. We employ several proprietary methods for decoding, a process that requires only a few steps to identify all the beads in the array. One beneficial by-product of the decoding process is a validation of each bead in the array. This quality control test characterizes the performance of each bead and can identify and eliminate use of any empty wells. We ensure that each bead type on the array is sufficiently represented by having multiple copies of each bead type. This improves the reliability and accuracy of the resulting data by allowing statistical processing of the results of identical beads.

     Array Use in Experiments. One performs an experiment on the BeadArray by preparing a sample, such as DNA from a patient, and introducing it to the array. The design features of our BeadArray allow it to be simply dipped into a solution containing the sample. The molecules in the sample bind to their matching molecules on the coated bead. An analytical instrument detects the matched molecules by shining a laser through the fiber optic bundle. Since the molecules in the sample have a structure that causes them to emit light in response to a laser, detection of a binding event is possible. This allows the measurement of the number of molecules bound to each coated bead, resulting in a quantitative analysis of the sample.

  Oligator Technology

     Genomic applications require many different short pieces of DNA that can be made synthetically, called oligonucleotides. For example, SNP genotyping typically requires three to four different oligonucleotides per assay. A SNP genotyping experiment analyzing 10,000 SNPs may therefore require 30,000 to 40,000 different oligonucleotides, contributing significantly to the expense of the experiment.

     We have designed our proprietary Oligator technology for the parallel synthesis of many different oligonucleotides to meet the requirements of large-scale genomics applications. We believe that our Oligator technology is substantially more cost effective and provides higher throughput than available commercial alternatives. Our technology utilizes centrifugation for the automated parallel synthesis of 1536 different oligonucleotides per machine per day. Using a similar approach, we expect to develop instruments in the future with substantially greater capacity.

  Key Advantages of Our BeadArray and Oligator Technologies

     We believe that our BeadArray and Oligator technologies provide distinct advantages, in a variety of applications, over competing technologies, by creating cost-effective, highly miniaturized arrays with the following advantages:

     High Throughput. The miniaturization of our BeadArray provides significantly greater information content per unit area than any other array known to us. To further increase throughput, we have formatted our arrays in a pattern arranged to match the wells of standard microtiter plates, allowing throughput levels of up to 3 million unique assays per microtiter plate. The Oligator's parallel synthesis capability allows us to manufacture the diversity of oligonucleotides necessary to support large-scale genomic applications.

     Cost Effectiveness. Our BeadArray substantially reduces the cost of experiments as a result of our proprietary manufacturing process and our ability to capitalize on cost reductions generated by advances in fiber optics, digital imaging and bead chemistry. In addition, our miniaturized BeadArray requires smaller volumes than other array technologies, and therefore reduces reagent costs. Our Oligator technology further reduces reagent costs, as well as the cost of coating beads.

     Flexibility. A wide variety of conventional chemistries are available for attaching different molecules, such as DNA, RNA, proteins, and other chemicals to beads. By using beads, we are able to take advantage of these chemistries to create a wide variety of sensors, which we assemble into arrays using the same proprietary manufacturing process. In addition, we can have fiber optic bundles manufactured in multiple shapes and sizes and organized in various arrangements to optimize them for different markets and market segments. In combination, the use of beads and fiber optic bundles provides the flexibility and scalability for our BeadArray technology to be tailored to perform many applications in many different market segments, from drug discovery to diagnostics. Our Oligator technology allows us to manufacture a wide diversity of lengths and quantities of oligonucleotides.

     Accuracy. The high density of beads in each array enables us to have multiple copies of each individual bead type. We measure the copies simultaneously and combine them into one data point. This allows us to make a comparison of each bead against its own population of identical beads, which permits the statistical calculation of a more reliable and accurate value for each data point. Finally, the manufacture of the array includes a proprietary decoding step that also functions as a quality control test of every bead on every array, improving the overall accuracy of the data.

OUR STRATEGY

     Our goal is to make our BeadArray platform the industry standard for products and services utilizing array technologies. We plan to achieve this by:

     - focusing on emerging high-growth markets;

     - rapidly commercializing our BeadArray technology for SNP genotyping;

     - partnering with multiple companies to expand our market opportunity;

     - expanding our technologies into multiple product lines; and

     - strengthening our technological leadership.

PRODUCTS AND SERVICES

     The first implementation of our BeadArray technology, the Array of Arrays, will be a disposable cassette with 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle will perform approximately 2,000 unique assays. Therefore, one Array of Arrays can perform approximately 192,000 individual assays simultaneously, more than any other array system known to us.

     By simply increasing the number of fiber optic bundles in the cassette, we will expand the Array of Arrays to match standard 384-well and 1,536-well microtiter plates. In these configurations, the Array of Arrays will be able to simultaneously perform approximately 768,000 and 3,072,000 unique assays, respectively.

     We intend to provide both products and services using our proprietary BeadArray platform. In partnership with Applied Biosystems, we are developing our first products based on our Array of Arrays. These products will include disposable Array of Arrays, reagent kits for SNP genotyping and instruments that automatically read data from our Array of Arrays. Our services may involve partnerships for early access to our technology prior to its general commercial release. In addition to early access, we may commercialize assay development and genotyping services.

  SNP Genotyping

     We are designing our first product based on the Array of Arrays for SNP genotyping. The first SNP genotyping assay format that we intend to commercialize will be Applied Biosystems' proprietary OLA ZipCode assay format. This assay format enables the creation of a universal Array of Arrays that can be used to analyze any set of SNPs. We expect to commercialize our first product using this assay format in the early part of 2002. We plan to extend our BeadArray technology to create products using other assay formats.

  Gene Expression Profiling

     We will design our first product for gene expression profiling to test selected sets of approximately 100 to 2,000 genes on large numbers of samples. We believe that there is currently a need for a cost-effective and high-throughput gene expression profiling technology to analyze the activity of selected sets of genes from many samples simultaneously. We expect our initial products in gene expression profiling, based on the Array of Arrays combined with specific assay formats, to be commercially available in 2002.

  High-Throughput Synthesis

     We plan to use our Oligator technology to build internal capacity to produce millions of oligonucleotides per year. In addition to their use to coat beads, these oligonucleotides may be components of the reagent kits for our BeadArray products and used for assay development. We expect that our production capacity will exceed our internal needs for oligonucleotides and that we will be able to offer oligonucleotide manufacturing services to selected high volume users starting in 2001.

PARTNERSHIPS AND COLLABORATIONS

     We have entered into the following strategic agreements with commercial entities to expand the functionality of our BeadArray technology and to provide distribution channels for the commercialization of our products and services:

     Applied Biosystems, a Division of Applera Corporation. In November 1999, we entered into a partnership with Applied Biosystems (formerly PE Biosystems), a leading supplier of instruments and reagents to the life sciences and pharmaceutical industries. Illumina and Applied Biosystems will jointly implement Applied Biosystems' proprietary OLA ZipCode assay format on Illumina's proprietary Array of Arrays initially for SNP genotyping. We will develop and manufacture the Array of Arrays and Applied Biosystems will develop and manufacture the detection instrument and the reagent kits. Applied Biosystems and Illumina will co-brand products and Applied Biosystems will distribute them through their worldwide sales channels. Under the agreement, Illumina has rights to use and sell the instruments developed in the partnership for certain other applications.

     In connection with this partnership, Applera Corporation invested $5 million to purchase shares of our preferred stock and agreed to provide Illumina with substantial research and development support over two years. Illumina and Applied Biosystems will divide the profits from all partnership products, including instruments, array cassettes and reagent kits, after both parties have received repayment for cost-of-goods, sales and marketing expenses, and ongoing research and development expenses.

     The Dow Chemical Company. In June 1999, we entered into a research collaboration with Dow Chemical to develop a BeadArray designed for the identification of chemical solvents prior to entry into Dow Chemical's manufacturing facilities. If successful, Dow Chemical could use our technology as a rapid and reliable method for performing a quality control check on their incoming raw materials. We retain all rights to commercialize any resulting products.

     Third Wave Technologies, Inc. In December 1999, we entered into a research collaboration with Third Wave Technologies to adapt their proprietary assay format, called Invader, to our BeadArray platform. If the research collaboration is successful, Illumina and Third Wave Technologies may negotiate a commercialization agreement.

     PyroSequencing, Inc. In November 1999, we entered into a research collaboration with PyroSequencing to adapt their proprietary assay format, called PyroSequencing, to our BeadArray platform. PyroSequencing provides instrumentation and chemistry to perform DNA sequencing and SNP genotyping. If the research collaboration is successful, Illumina and PyroSequencing may negotiate a commercialization agreement.

     Chevron U.S.A. In January 2001 we signed a research collaboration agreement with Chevron to develop a BeadArray designed to perform leak detection and discrimination of gasoline grades in the petroleum and petrochemical industries. We retain all rights to commercialize any resulting products.

     We also have entered into collaborations with Tufts University, The Australian National University, Stanford University and The University of California, San Diego to develop new applications for our BeadArray technology.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our BeadArray and Oligator technologies so that we can commercialize the initial products derived from these technologies. These efforts include among others, increasing the number of assays that can be performed simultaneously on a single fiber bundle, developing new software and instruments to automate parts of the manufacturing process, developing new Oligator instruments that can produce larger numbers of oligonucleotides, adapting new assay formats to run on our arrays, developing the assays and processes required to perform gene expression and proteomics analysis on our arrays and exploring how we can apply our technology to markets outside the life sciences area. Our research and development expenses for the years ended 2000, 1999 and 1998 (exclusive of charges relating to stock based compensation) were $13.6 million, $4.1 million and $0.8 million, respectively.

GOVERNMENT GRANTS

     Government grants allow us to fund internal scientific programs and exploratory research. We retain ownership of all intellectual property and commercial rights generated during these projects, subject to a non-exclusive, non-transferable, paid-up license to practice, for or on behalf of the United States, inventions made with federal funds. This license is retained by the U.S. government as provided by applicable statutes and regulations. We do not believe that the retained license will have any impact on our ability to market our products. We do not need government approval to enter into collaborations or other relationships with third parties. We have seven grants from the National Institutes of Health.

INTELLECTUAL PROPERTY

     We have an extensive patent portfolio, including ownership of, or exclusive licenses to, 13 issued U.S. patents and 55 pending U.S. patent applications, including two allowed applications, some of which derive from a common parent application. Our issued patents, which cover fiber optic arrays, bead array technology and chemical detection, expire between 2010 and 2017. We are seeking to extend this patent protection on our

BeadArray, Oligator and related technologies. We have received or filed counterparts for many of these patents and applications in one or more foreign countries.

     We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our BeadArray and Oligator technologies.

     We are party to various exclusive and non-exclusive license agreements with third parties which grant us rights to use key aspects of our BeadArray and Oligator technologies. For example, we have an exclusive license from Tufts University to patents filed by Dr. David Walt, a Director, the Chairman of our Scientific Advisory Board and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2017. These exclusive licenses are critical to our business.

MANUFACTURING

     We manufacture our BeadArrays and Array of Arrays in-house and intend to rely upon Applied Biosystems to manufacture the imaging system and reagent kits for our first product. We currently depend upon outside suppliers for materials used in the manufacture of our BeadArrays and Array of Arrays. We intend to continue, and may extend, the outsourcing of portions of our manufacturing process to subcontractors where we determine it is in our best commercial interests.

     We have designed our manufacturing facility to optimize material flow and personnel movement. We adhere to access and safety standards required by federal, state and local health ordinances, such as standards for the use, handling and disposal of hazardous substances. We have recently implemented a company-wide enterprise resource planning system to manage and control our manufacturing resources.

COMPETITION

     Although we expect that our BeadArray product, when commercially available, will provide significant advantages over currently available products, we expect to encounter intense competition from other companies that offer products for the SNP genotyping, gene expression and proteomics markets. These include companies such as Affymetrix, Aclara Biosciences, Agilent, Caliper Technologies, Applied Biosystems, Luminex, Orchid Bioscience, and Sequenom. In addition, a number of other companies have announced plans to introduce products that address these markets, which include Corning and Motorola. Many of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we need to address. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase in the future. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over the existing products. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies. Although we believe that our technology will provide advantages to our products that will make them unique and enable us to compete effectively with these companies, we cannot assure you that we will be successful.

EMPLOYEES

     As of December 31, 2000, we had a total of 105 employees, 28 of whom hold Ph.D. or M.D. degrees and 86 of whom are engaged in full-time research and development activities. We plan to expand our research and development programs as well as corporate collaborations and will hire additional staff as these initiatives are implemented. None of our employees is represented by a labor union. We consider our employee relations to be good.

OUR EXECUTIVE OFFICERS

     Our executive officers are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Jay T. Flatley.......................  48     President, Chief Executive Officer and Director
David L. Barker, Ph.D................  59     Vice President, Chief Scientific Officer
Mark S. Chee, Ph.D...................  39     Founder, Vice President of Genomics
David C. Douglas.....................  46     Vice President of Manufacturing
Noemi C. Espinosa....................  42     Vice President of Intellectual Property
Robert C. Kain.......................  40     Vice President of Engineering
Timothy M. Kish......................  49     Vice President, Chief Financial Officer
Arnold Oliphant, Ph.D................  41     Vice President of Scientific Operations
John R. Stuelpnagel, DVM.............  43     Founder, Vice President of Business Development and
                                              Director

     JAY T. FLATLEY has served as our President, Chief Executive Officer and a Director since October 1999. Prior to joining Illumina, Mr. Flatley was co-founder, President, Chief Executive Officer and a Director of Molecular Dynamics, a life sciences company, from May 1994 to September 1999. He served in various other positions with that company from 1987 to 1994. From 1985 to 1987, Mr. Flatley was Vice President of Engineering and Vice President of Strategic Planning at Plexus Computers, a UNIX computer company. Mr. Flatley holds a B.A. in Economics from Claremont McKenna College and a B.S. and M.S. in Industrial Engineering from Stanford University.

     DAVID L. BARKER, PH.D., has served as our Vice President and Chief Scientific Officer since March 2000. Prior to joining us, Dr. Barker was Vice President and Chief Science Advisor at Amersham Pharmacia Biotech, a life sciences company, from September 1998 to March 2000. From May 1997 to September 1998, Dr. Barker was Vice President of Research and Business Development of Molecular Dynamics. From 1992 to 1997, he was Vice President of Scientific Development. From 1988 to 1995, he held various other positions with that company. Dr. Barker holds a B.S. in Chemistry from California Institute of Technology and received his Ph.D. in Biochemistry from Brandeis University.

     MARK S. CHEE, PH.D., one of our founders, has served as our Vice President of Genomics since June 1998. Prior to founding Illumina, Dr. Chee served as Director of Genetics Research at Affymetrix, a life sciences company, from April 1997 to July 1997 and in other positions from 1993 to April 1997. Dr. Chee received his B.Sc. in Biochemistry from the University of New South Wales and his Ph.D. from the University of Cambridge.

     DAVID C. DOUGLAS has served as our Vice President of Manufacturing since January 2001. Prior to joining us, Mr. Douglas was Vice President of Operations at POSDATA Inc., an information technology equipment company, from July 1989 to December 2000. From July 1988 to July 1989, Mr. Douglas was Test Operations Manager at Acuson Computed Sonography, a medical equipment company. Previous to that he held various positions at Plexus Computers and Spectra Physics. Mr. Douglas holds a B.S. in Electronics Engineering Technology from Oregon Institute of Technology.

     NOEMI C. ESPINOSA has served as our Vice President of Intellectual Property since May 2000. Prior to joining us, Ms. Espinosa was a partner with the firm of Brobeck, Phleger & Harrison LLP from January 1992 to April 2000, having joined the firm in 1990. From 1983 to 1990, Ms. Espinosa was associated with the intellectual property firm of Townsend & Townsend. Ms. Espinosa holds a B.S. in Chemical Engineering from San Jose State University and a J.D. from the University of California, Hastings College of Law. She is registered to practice before the United States Patent and Trademark Office.

     ROBERT C. KAIN has served as our Vice President of Engineering since December 1999. Prior to joining us, Mr. Kain was Senior Director of Engineering at Molecular Devices from July 1999 to December 1999. Previously, Mr. Kain served as Director of Microarray Engineering at Molecular Dynamics from August 1998 to July 1999 and in other positions from August 1996 to August 1998. From 1983 to 1988, Mr. Kain was employed at DatagraphiX, an information technology equipment company. Mr. Kain received his B.S. in Physics from San Diego State University and his M.B.A. from St. Mary's College.

     TIMOTHY M. KISH has served as our Vice President and Chief Financial Officer since May 2000. Prior to joining us, Mr. Kish was Vice President, Finance and Chief Financial Officer at Biogen, Inc., a biopharmaceutical company, from September 1993 to April 2000. He served as Corporate Controller of that company from 1986 to 1993. From 1983 to 1986, Mr. Kish was Director of Finance at Allied Health & Scientific Products Company, a subsidiary of Allied-Signal Corporation. Mr. Kish holds a B.B.A. from Michigan State University and an M.B.A. from the University of Minnesota.

     ARNOLD OLIPHANT, PH.D., has served as our Vice President of Scientific Operations since October 2000. Prior to joining us, Dr. Oliphant was Vice President of Functional Genomics at Myriad Genetics, a genomics company, from 1997 to September 2000 and was Process Development and Production Director from January 1995 to June 1997. From January 1992 to January 1995, Dr. Oliphant held several positions at Pioneer Hybrid International, a plant genetics company and prior to that was an Assistant Professor at the University of Utah. Dr. Oliphant received his B.A. in biology from the Univeristy of Utah and his Ph.D. in Genetics from the Harvard Medical School.

     JOHN R. STUELPNAGEL, D.V.M., one of our founders, is our Vice President of Business Development, and a Director since April 1998. From April 1998 to October 1999, he served as Illumina's acting President and Chief Executive Officer and was acting Chief Financial Officer through April 2000. While founding Illumina, Dr. Stuelpnagel was an associate with CW Group, a venture capital firm, from June 1997 to September 1998 and with Catalyst Partners, a venture capital firm, from August 1996 to June 1997. Dr. Stuelpnagel received his B.S. in Biochemistry and his Doctorate in Veterinary Medicine from the University of California, Davis and his M.B.A. from the University of California, Los Angeles.

ITEM 2. PROPERTIES.

     We lease approximately 33,000 square feet of office, manufacturing and laboratory facilities in San Diego, California. Our lease for approximately 21,000 square feet of this space expires in August 2001 and for the remaining 12,000 square feet in August 2002. In July 2000, we signed a 10-year lease for a total of 97,000 square feet of space in two buildings in San Diego, which are under construction. This lease contained on option to purchase those buildings as well as adjacent land that has been approved for construction of a third building. In December 2000, we exercised the option for this property, which will become our principal office, manufacturing and laboratory facilities. We expect to sublease a portion of the space until it is required for our operations. We expect that these facilities, including the potential third building, will be sufficient space for our San Diego based operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     On March 15, 2001, a complaint seeking damages of an unspecified amount was filed against us by Anthony W. Czarnik in the Superior Court of the State of California in connection with the termination of Mr. Czarnik's employment with Illumina. We believe that the lawsuit is without merit and intend to defend against it vigorously.

     We are not currently a party to any other material legal proceedings. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been quoted on the Nasdaq National Market under the symbol "ILMN" since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low closing prices per share of the common stock as reported on the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

                                                              HIGH      LOW
                                                             ------    ------
FISCAL 2000
Third Quarter (from July 28, 2000).........................  $46.63    $33.31
Fourth Quarter.............................................  $45.75    $16.00

     At March 8, 2001, there were approximately 2,550 stockholders of record and the price per share of our common stock was $11.25.

SALES OF UNREGISTERED SECURITIES

     In January 2000, we sold 175,000 shares of our common stock at a price of $0.25 per share to an investor, two consultants, and an officer, for $43,750.

     In February 2000, we sold 110,000 shares of our common stock at a price of $0.40 per share to a director and a consultant for $44,000.

     In March 2000, we sold 425,000 shares of our common stock at a price of $0.40 per share to three officers and a director for $170,000 and 590,000 shares of our common stock at a price of $1.00 per share to two officers, for $590,000. In connection with an asset purchase transaction, we issued 175,000 shares of our common stock valued at $0.40 per share for $70,000. In addition, we issued 1,000 shares of our common stock valued at $0.40 per share to two consultants for services rendered to Illumina, with an aggregate value of $400.

     In April 2000, we issued 9,500 shares of our common stock valued at $5.00 per share to seven consultants for services rendered to Illumina, with an aggregate value of $47,500.

     The sales of the above securities were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All recipients were either accredited or sophisticated investors, as those terms are defined under the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

     From January 1, 2000 through July 27, 2000, we granted stock options to acquire an aggregate of 906,512 shares of our common stock at prices ranging from $.40 to $14.00 per share to employees, consultants and directors pursuant to our 1998 Incentive Stock Plan. During the same period, we issued an aggregate of 165,874 shares of our common stock to employees, consultants and directors pursuant to the exercise of these stock options, for aggregate consideration of $12,791. The sales of these securities were deemed to be exempt from registration in reliance on Rule 701 promulgated under Section 3(b) under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

USE OF PROCEEDS

     On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922). During 2000 we used $8.5 million of these proceeds in connection with a lease and purchase option arrangement related to two buildings we intend to purchase in 2001. From the time of receipt through December 31, 2000, the remaining net proceeds were all applied to temporary investments in corporate commercial paper and notes, U.S. government and agency notes, and money market funds.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statements of operations data for each of the two years ended December 31, 2000 and 1999, and the period from our inception on April 28, 1998 through December 31, 1998, and the balance sheet data as of the years then ended, are derived from our audited financial statements.

                                                                                      PERIOD FROM
                                                                                     APRIL 28, 1998
                                                      YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                                     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                         2000            1999             1998
                                                     ------------    ------------    --------------
STATEMENTS OF OPERATIONS DATA
Revenue............................................  $  1,309,111    $   474,026      $        --
Costs and expenses:
  Research and development (exclusive of stock
     based compensation of $3,856,845, $611,852 and
     $62,092 in 2000, 1999 and 1998,
     respectively).................................    13,554,365      4,085,743          770,901
  General and administrative (exclusive of stock
     based compensation of $2,940,230, $345,970 and
     $16,095 in 2000, 1999 and 1998,
     respectively).................................     4,193,031      1,348,870          345,080
  Amortization of deferred compensation and other
     non-cash compensation charges.................     6,797,075        957,822           78,187
                                                     ------------    -----------      -----------
          Total costs and expenses.................    24,544,471      6,392,435        1,194,168
                                                     ------------    -----------      -----------
Loss from operations...............................   (23,235,360)    (5,918,409)      (1,194,168)
Interest income, net...............................     4,628,895        400,764           48,548
                                                     ------------    -----------      -----------
Net loss...........................................  $(18,606,465)   $(5,517,645)     $(1,145,620)
                                                     ============    ===========      ===========
Historical net loss per share, basic and diluted...  $      (1.37)   $     (3.91)     $     (1.71)
                                                     ============    ===========      ===========
Shares used in calculating historical net loss per
  share, basic and diluted.........................    13,556,941      1,410,225          668,748
                                                     ============    ===========      ===========
Pro forma net loss per share, basic and diluted....  $      (0.76)   $     (0.40)     $     (0.26)
                                                     ============    ===========      ===========
Shares used in calculating pro forma net loss per
  share, basic and diluted.........................    24,440,135     13,696,522        4,453,318
                                                     ============    ===========      ===========

                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2000            1999            1998
                                                     ------------    ------------    ------------
BALANCE SHEET DATA
Cash, cash equivalents and investments.............  $117,102,951    $33,088,277      $8,233,729
Working capital....................................   126,260,337     32,880,637       8,231,079
Total assets.......................................   132,792,679     33,894,658       8,557,415
Accumulated deficit................................   (25,269,730)    (6,663,265)     (1,145,620)
Total stockholders equity..........................   124,099,736     32,032,250       8,380,245

     See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute historical and pro forma basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion and analysis in this Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors Affecting Operating Results" below as well as those discussed elsewhere.

OVERVIEW

     We were founded and began operations in April 1998. We are developing next-generation tools that will permit the large-scale analysis of genetic variation and function. To date, we have generated revenues primarily from government grants from the National Institutes of Health. We have entered into a strategic partnership with Applied Biosystems and research collaborations with Dow Chemical, Third Wave Technologies, PyroSequencing and Chevron USA. We expect to commercialize our first products in the early part of 2002 in partnership with Applied Biosystems. We have not entered into any commercial agreements with our research collaborators, but we may do so in the future.

     We have dedicated substantial resources to the development of our proprietary technologies. We have designed our technologies to provide the throughput, cost effectiveness and flexibility necessary to investigate and understand genetic variation and function on the large scale necessary to extract medically valuable information from raw genetic data. We devoted much of 2000 to the further development of the technology that will be used in our first commercial products.

     Our revenues are primarily attributable to research funding. We recognize revenues related to research funding in accordance with the provisions of SAB
101. Our strategic partners often pay us before we recognize the related revenues, and we defer these payments until we earn them. As of December 31, 2000, we had deferred revenue of $5.0 million.

     We have incurred substantial operating losses since our inception. As of December 31, 2000, our accumulated deficit was $25.3 million, and total stockholders' equity was $124.1 million. We expect to incur additional operating losses over the next several years as we continue to fund internal research and development, develop our technologies and commercialize products based on those technologies.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

  Revenue

     Revenue for the years ended December 31, 2000 and 1999 was $1.3 million and $0.5 million, respectively. Virtually all of our revenues for both years were derived from government grants. We expect grant revenue to generally decline over the next few years as it becomes a less important part of our business.

  Research and Development Expenses

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and supplies. Research and development expenses increased $9.5 million to $13.6 million for the year ended December 31, 2000, from $4.1 million for the year ended December 31, 1999. Of that increase, $1.6 million was the result of a purchase of in-process technologies recorded in March 2000. The balance was primarily due to increased staffing and other personnel-related costs to support the further development of our BeadArray and Oligator technologies. Increased staffing also caused stock based compensation related to research and development employees and consultants to increase by $3.3 million to $3.9 million for the year ended December 31, 2000 from approximately $0.6 million for the year ended December 31, 1999. We expect that our research and development expenses will increase substantially in future years to support our collaborative research programs, internal product research and technology development.

  General and Administrative Expenses

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. General and administrative expenses increased $2.9 million to $4.2 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999. Stock based compensation related to general and administrative employees, directors and consultants increased $2.6 million to $2.9 million for the year ended December 31, 2000 from $0.3 million for the year ended December 31, 1999. These increases were primarily attributable to an increase in staffing necessary to manage and support our growth. We expect that our general and administrative expenses will increase as we expand our staff, add infrastructure and incur additional costs to support our growth and requirements as a public company.

  Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

     In connection with the grant of stock options and sale of restricted common stock to employees, founders and directors, we recorded deferred compensation of approximately $13.3 million and $4.3 million for the years ended December 31, 2000 and 1999, respectively. We recorded this amount as a component of stockholders' equity and amortize the amount as a charge to operations over the vesting period of the stock and options. We recorded amortization of this deferred compensation of $5.4 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively. We recorded an additional $0.3 million charge to operations for the acceleration of vesting of restricted stock during the year ended December 31, 2000.

     In connection with the sale of restricted common stock to consultants, we recorded $0.3 million and $0.4 million of expense for the years ended December 31, 2000 and 1999, respectively, which was expensed as our rights to repurchase the common stock lapsed.

     For employees, founders and directors, deferred compensation represents the difference between the exercise price of the option or purchase price of the stock and the deemed fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. For consultants, deferred compensation is recorded at the fair value for the options granted or stock sold in accordance with Statement of Financial Accounting Standards No. 123 and is periodically remeasured and expensed in accordance with Emerging Issues Task Force No. 96-18.

     We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders' equity and will amortize this amount as a charge to operations ratably over the vesting period of the stock and options. We recorded amortization of this deferred compensation of approximately $0.8 million for the year ended December 31, 2000.

  Other Income

     Other income, net of expenses, primarily consists of interest income, net of interest expense. Interest income on our cash and cash equivalents and investments, was $4.7 million for the year ended December 31, 2000 as compared to $0.4 million for the year ended December 31, 1999. Changes in interest income were due primarily to changes in our average cash and investment balances during these periods. Interest expense was $93,000 for the year ended December 31, 2000 as compared to $48,000 for the year ended December 31, 1999. Interest expense is higher in 2000 due to a loan arrangement for purchases of capital equipment.

  Provision for Income Taxes

     We incurred net operating losses for the years ended December 31, 2000 and 1999, and accordingly, we did not pay any federal or state income taxes. We have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain. As of December 31, 2000, we had net operating loss carryforwards for federal and state tax purposes of approximately $16.0 million and 16.3 million, respectively, which begin to expire in 2018 and 2006.

     We also had federal and state research and development tax credit carryforwards of approximately $0.9 million and $0.6 million, respectively, which begin to expire in 2018, unless previously utilized.

     Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 and 383 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND THE PERIOD FROM OUR INCEPTION ON APRIL 28, 1998 THROUGH DECEMBER 31, 1998

  Revenue

     Revenue for the year ended December 31, 1999 was $0.5 million, virtually all of which was from government grants. We had no revenue for the period from our inception on April 28, 1998 through December 31, 1998.

  Research and Development

     Research and development expenses increased $3.3 million to $4.1 million for the year ended December 31, 1999, from $0.8 million for the period from April 28, 1998 through December 31, 1998. Stock based compensation related to research and development employees and consultants increased $0.5 million to $0.6 million for the year ended December 31, 1999 from approximately $62,000 for the period from April 28, 1998 through December 31, 1998. These increases were primarily due to increased staffing and other personnel costs to support the further development of our technologies.

  General and Administrative Expenses

     General and administrative expenses increased $1.0 million to $1.3 million for the year ended December 31, 1999 from $0.3 million for the period from April 28, 1998 through December 31, 1998. Stock based compensation related to general and administrative employees, directors and consultants increased to $0.3 million for the year ended December 31, 1999 from approximately $16,000 for the period from April 28, 1998 through December 31, 1998. These increases were primarily attributable to an increase in staffing necessary to manage and support our growth.

  Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

     In connection with the grant of stock options and sale of restricted common stock to employees, founders and directors, we recorded deferred compensation of approximately $4.3 million and $0.3 million for the year ended December 31, 1999 and the period from April 28, 1998 through December 31, 1998, respectively. We recorded amortization of this deferred compensation of $0.6 million and approximately $33,000 for the year ended December 31, 1999 and the period from April 28, 1998 through December 31, 1998, respectively. We recorded an additional $0.4 million and $45,000 of expense related to restricted common stock sold to consultants for the year ended December 31, 1999 and the period from April 28, 1998 through December 31, 1998, respectively, which is expensed as our rights to repurchase the common stock lapse.

  Other Income

     Interest income was $0.4 million for the year ended December 31, 1999 as compared to $48,000 for the period from April 28, 1998 through December 31, 1998. Interest expense was $48,000 for the year ended December 31, 1999. There was no interest expense for the period from April 28, 1998 through December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash, cash equivalents and investments of approximately $117.1 million. We currently invest our funds in U.S. investment-grade corporate debt securities with maturities not exceeding 18 months.

     Our operating activities used cash of $14.3 million in the year ended December 31, 2000, as compared to $2.9 million in the year ended December 31, 1999. Our use of cash for these periods primarily resulted from our losses from operations offset by receipt of funding from collaborators and government grants. In the year ended December 31, 2000 we used $8.5 million of cash in connection with a lease and purchase option arrangement related to buildings we intend to purchase in 2001.

     Our investing activities provided cash of $6.0 million in the year ended December 31, 2000 and used cash of $12.3 million in the year ended December 31, 1999. Investing activities consist of purchases and maturities of investment securities and purchases of property and equipment.

     Our financing activities provided $103.3 million in the year ended December 31, 2000, as compared to $28.1 million in the year ended December 31, 1999. Our financing activities consisted primarily of the initial public offering of our stock in the year ended December 31, 2000, and the sale of stock to both private investors and strategic partners in the year ended December 31, 1999.

     We lease approximately 33,000 square feet of office and laboratory facilities under an operating lease. In addition, we entered into a $1 million capital equipment lease financing arrangement with a lease financing corporation in October 1998. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available.

     Our existing facility lease will expire as to approximately 21,000 square feet in August 2001 and 12,000 square feet in August 2002. In July 2000, we signed a 10-year lease to rent a total of 97,000 square feet in two buildings that will be constructed during 2001. In addition, the lease contained an option to purchase the buildings together with adjacent land that has been approved for constructing a third building. At the time the lease was executed, we provided the developer a $1.6 million letter of credit, secured by restricted cash, and funding of $6.2 million, in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, we exercised our option to purchase the buildings and land at a cost of $2.3 million. Both the purchase option amount and the $6.2 million loan plus accrued interest will be applied to the purchase price of the land and buildings. The purchase of the building is expected to close in August 2001, at which time we will assume a $24 million ten year mortgage, at an 8.41% fixed interest rate, and pay the remaining construction costs of the building, which are expected to be between $3.0 to $5.0 million.

     At December 31, 2000, the total of annual future minimum lease payments was $37 million and $1.4 million under operating and capital lease arrangements, respectively, including the lease on the building which we plan to acquire. Without that building lease our future minimum lease payments under operating lease arrangements are $2.1 million of which $1.6 million relates to 2001. Total annual payments under the mortgage we expect to assume will approximate $2.3 million.

     We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least the next 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments and our ability to successfully commercialize our first products in partnership with Applied Biosystems and to establish additional strategic relationships. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represents the culmination of a separate earnings process. SAB No. 101 was implemented in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on the current and prior years results of operations or financial condition. However, it could have a material impact in the upcoming years.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 will not have an effect on our financial statements because we do not currently engage in derivative or hedging activities.

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company in the fiscal year ended December 31, 2000.

FACTORS AFFECTING OUR OPERATING RESULTS

  We have generated no revenue from product sales to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses. At December 31, 2000, our accumulated deficit was approximately $25.3 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenues and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we achieve profitability, we may not be able to achieve or sustain or increase profitability on a quarterly or annual basis.

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

  We are an early stage company with no commercially available microarray products, and our success depends on our ability, alone or with our partners or collaborators, to develop commercially successful products and on market acceptance of our new and unproven technology.

     We currently have no commercially available microarray products. Our technologies are in the early stages of development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries.

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

     Market acceptance will depend on many factors, including:

     - our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost effectiveness of our products and services relative to others available in the market;

     - the extent of our partners' efforts to market, sell and distribute our products;

     - our or our partners' ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost; and

     - the willingness and ability of customers to adopt new technologies requiring capital investments.

  Commercialization of our technologies depends on partnerships and collaborations with other companies, in particular Applied Biosystems. If our current partnership and collaborations are not successful, or if we are not able to enter into additional partnerships and collaborations in the future, we may not be able to develop our technologies or products.

     Since we currently do not possess all of the resources necessary to develop and commercialize products that may result from our technologies, we will need either to develop a sales, marketing and support group with relevant experience or make appropriate arrangements with strategic partners to market and sell our products. We have initially chosen to enter into arrangements to develop and commercialize our initial products. We have entered into an agreement with Applied Biosystems to gain access to their proprietary chemistry format for use with the initial products of the partnership. Applied Biosystems also will fund, in part, the development of these products. Our partnership agreement provides that Applied Biosystems will develop the detection instrument and reagent kits required for use with these products, and will provide sales and marketing support for the products. If Applied Biosystems does not deliver the instrument in a timely way or successfully market the system or if Applied Biosystems elects to terminate our partnership, we may not be able to develop or successfully commercialize our initial products on a timely basis, or at all. We intend to rely on other corporate partners and collaborators to develop other chemistry formats and to gain access to genetic data for use with our technologies. If we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop and commercialize products will be impacted negatively and our revenues will decline.

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

  Any inability to adequately protect our proprietary technologies could harm our competitive position.

     Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and other countries. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and thereby erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of rules and methods for defending intellectual property rights.

     The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering our technologies and products, as we deem appropriate. However, our applications may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around our patented technologies. Also, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantage. In addition, we may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the marketplace.

     We also rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures, however, may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

  If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

     We are highly dependent on our management and scientific personnel. The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry and biological information processing. We compete for qualified management and scientific personnel with other biotechnology companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

     Our planned activities will require additional expertise in specific industries and areas applicable to the products developed through our technologies, including the life sciences and healthcare industries and molecular biology, chemistry and biological information processing. Thus, we will need to add new personnel, including management, and develop the expertise of existing management. The failure to do so could impair the growth of our business.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of December 31, 2000. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

  We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

     Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to increase significantly in 2001. Accordingly, if revenues do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues, therefore, could significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, we believe that comparisons of our operating results are not a good indication of our future performance. Our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our capital lease obligations, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

     The table below presents our investment portfolio by expected year of maturity and related weighted average interest rates at December 31, 2000:

                                                             2001
                                                        --------------
Cash equivalents and restricted cash..................  $117.7 million
Average interest rate.................................           6.58%
Investments...........................................    $1.0 million
Average interest rate.................................           6.72%
Total securities......................................  $118.7 million
Average interest rate.................................           6.58%

     Our equipment financings, amounting to $1.1 million as of December 31, 2000, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

     We have operated primarily in the United States and all transactions to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled "Proposal 1 -- Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2001.

     (b) Identification of Executive Officers. Information concerning our executive officers is set forth under "Our Executive Officers" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Securities Exchange Act" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information concerning executive compensation is incorporated by reference from the sections entitled "Executive Compensation" contained in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Ownership of Securities" contained in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships is incorporated by reference from the sections entitled "Proposal 1 -- Election of Directors," "Executive Compensation and Other Information" and "Certain Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

        (1) Financial Statements:

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets at December 31, 2000 and 1999................  F-3
Statements of Operations -- Years Ended December 31, 2000
  and 1999 and for the period from April 28, 1998
  (inception) to December 31, 1998..........................  F-4
Statements of Stockholders' Equity -- Years Ended December
  31, 2000 and 1999 and for the period from April 28, 1998
  (inception) to December 31, 1998..........................  F-5
Statements of Cash Flows -- Years Ended December 31, 2000
  and 1999 and for the period from April 28, 1998
  (inception) to December 31, 1998..........................  F-7
Notes to Financial Statements...............................  F-8

          (2) Financial Statement Schedules:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Exhibits:

     EXHIBIT
     NUMBER                          DESCRIPTION OF DOCUMENT
    ---------                        -----------------------
      2.1(1)       Form of Merger Agreement between Illumina, Inc., a
                   California corporation, and Illumina, Inc., a Delaware
                   corporation.
      3.1          Amended and Restated Certificate of Incorporation.
      3.2(1)       Bylaws.
      4.1(1)       Specimen Common Stock Certificate.
      4.2(1)       Amended and Restated Investors Rights Agreement, dated
                   November 5, 1999, by and among the Registrant and certain
                   stockholders of the Registrant.
    +10.1(1)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    +10.2(1)       1998 Incentive Stock Plan.
    +10.3(1)       2000 Employee Stock Purchase Plan (Filed as Exhibit 99.2).
     10.4(1)       Sublease Agreement dated August 1998 between Registrant and
                   Gensia Sicor Inc. for Illumina's principal offices.
     10.5(1)       Joint Development Agreement dated November 1999 between
                   Registrant and PE Corporation (with certain confidential
                   portions omitted).
     10.6(1)       Asset Purchase Agreement dated November 1998 between
                   Registrant and nGenetics, Inc. (with certain confidential
                   portions omitted).
     10.7(1)       Asset Purchase Agreement dated March 2000 between Registrant and Spyder Instruments, Inc. (with certain confidential
                   portions omitted).
     10.8(1)       License Agreement dated May 1998 between Tufts and
                   Registrant (with certain confidential portions omitted).
     10.9(1)       Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.
    +10.10(1)      2000 Stock Plan (Filed as Exhibit 99.1).
     10.11(1)      Eastgate Pointe Lease, dated July 6, 2000, between
                   Diversified Eastgate Venture and Registrant.

     EXHIBIT
     NUMBER                          DESCRIPTION OF DOCUMENT
    ---------                        -----------------------
     10.12(1)      Option Agreement and Joint Escrow Instructions, dated July
                   6, 2000, between Diversified Eastgate Venture and
                   Registrant.
     23.1          Consent of Ernst & Young, LLP, Independent Auditors.
     24.1          Power of Attorney (included on the signature page).

---------------
+  Management contract or corporate plan or arrangement

(1) Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(b) Reports on Form 8-K

     We did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.

SUPPLEMENTAL INFORMATION

     No Annual Report to stockholders or proxy materials have been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                                          ILLUMINA, INC.

                                          By:      /s/ JAY T. FLATLEY
                                            ------------------------------------
                                                       Jay T. Flatley
                                               President and Chief Executive
                                                           Officer

March 29, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jay T. Flatley and Timothy M. Kish, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ JAY T. FLATLEY                                    March 29, 2001
-----------------------------------------------------
                   Jay T. Flatley
        President and Chief Executive Officer
                      Director
            (Principal Executive Officer)

                 /s/ TIMOTHY M. KISH                                   March 29, 2001
-----------------------------------------------------
                   Timothy M. Kish
               Chief Financial Officer
    (Principal Financial and Accounting Officer)

               /s/ JOHN R. STUELPNAGEL                                 March 29, 2001
-----------------------------------------------------
                 John R. Stuelpnagel
       Vice President of Business Development
                      Director

               /s/ CHARLES M. HARTMAN                                  March 29, 2001
-----------------------------------------------------
                 Charles M. Hartman
                      Director

                /s/ ROBERT T. NELSEN                                   March 29, 2001
-----------------------------------------------------
                  Robert T. Nelsen
                      Director

                  /s/ GEORGE POSTE                                     March 29, 2001
-----------------------------------------------------
                    George Poste
                      Director

              /s/ WILLIAM H. RASTETTER                                 March 29, 2001
-----------------------------------------------------
                William H. Rastetter
                      Director

                  /s/ DAVID R. WALT                                    March 29, 2001
-----------------------------------------------------
                    David R. Walt
                      Director

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets as of December 31, 2000 and 1999.............  F-3
Statements of Operations for the years ended December 31,
  2000 and 1999 and for the period from April 28, 1998
  (inception) to December 31, 1998..........................  F-4
Statements of Stockholders' Equity for the period from April
  28, 1998 (inception) to December 31, 2000.................  F-5
Statements of Cash Flows for the years ended December 31,
  2000 and 1999 and for the period from April 28, 1998
  (inception) to December 31, 1998..........................  F-7
Notes to Financial Statements...............................  F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Illumina, Inc.

     We have audited the accompanying balance sheets of Illumina, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 28, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illumina, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from April 28, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

San Diego, California
January 19, 2001

                                 ILLUMINA, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................  $116,101,736    $21,164,114
  Investments, available for sale...........................     1,001,215     11,924,163
  Restricted cash...........................................     1,616,475             --
  Note receivable...........................................     6,339,500             --
  Prepaid expenses and other current assets.................     4,007,727        404,768
                                                              ------------    -----------
          Total current assets..............................   129,066,653     33,493,045
Property and equipment, net.................................     3,289,387        291,314
Intangible assets, net......................................        37,867         75,733
Other assets................................................       398,772         34,566
                                                              ------------    -----------
          Total assets......................................  $132,792,679    $33,894,658
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    727,273    $   318,219
  Accrued liabilities.......................................     1,818,176        292,689
  Current portion of equipment financing....................       260,867          1,500
                                                              ------------    -----------
          Total current liabilities.........................     2,806,316        612,408
Noncurrent portion of equipment financing...................       886,627             --
Deferred revenue............................................     5,000,000      1,250,000
Commitments
Stockholders' equity:
  Convertible preferred stock, $.01 par value, 10,000,000
     shares, authorized; no shares issued and outstanding at
     December 31, 2000; no par value, 50,000,000 shares
     authorized, 18,836,297 shares issued and outstanding at
     December 31, 1999......................................            --     37,397,998
  Common stock, $.01 par value, 120,000,000 shares
     authorized, 31,964,864 shares issued and outstanding at
     December 31, 2000; 60,000,000 shares authorized,
     5,139,083 shares issued and outstanding at December 31,
     1999...................................................       319,649         51,391
  Additional paid-in capital................................   163,079,225      5,288,231
  Deferred compensation.....................................   (14,029,594)    (4,026,916)
  Accumulated other comprehensive income....................           186        (10,689)
  Note receivable...........................................            --         (4,500)
  Accumulated deficit.......................................   (25,269,730)    (6,663,265)
                                                              ------------    -----------
          Total stockholders' equity........................   124,099,736     32,032,250
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $132,792,679    $33,894,658
                                                              ============    ===========

                            See accompanying notes.

                                 ILLUMINA, INC.

                            STATEMENTS OF OPERATIONS

                                                                                      PERIOD FROM
                                                                                     APRIL 28, 1998
                                                      YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                                     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                         2000            1999             1998
                                                     ------------    ------------    --------------
Revenue............................................  $  1,309,111    $   474,026      $        --
Costs and expenses:
  Research and development (exclusive of stock
     based compensation of $3,856,845, $611,852 and
     $62,092 in 2000, 1999 and 1998,
     respectively).................................    13,554,365      4,085,743          770,901
  General and administrative (exclusive of stock
     based compensation of $2,940,230, $345,970 and
     $16,095 in 2000, 1999 and 1998,
     respectively).................................     4,193,031      1,348,870          345,080
  Amortization of deferred compensation and other
     non-cash compensation charges.................     6,797,075        957,822           78,187
                                                     ------------    -----------      -----------
          Total costs and expenses.................    24,544,471      6,392,435        1,194,168
                                                     ------------    -----------      -----------
Loss from operations...............................   (23,235,360)    (5,918,409)      (1,194,168)
Interest income, net...............................     4,628,895        400,764           48,548
                                                     ------------    -----------      -----------
Net loss...........................................  $(18,606,465)   $(5,517,645)     $(1,145,620)
                                                     ============    ===========      ===========
Historical net loss per share, basic and diluted...  $      (1.37)   $     (3.91)     $     (1.71)
                                                     ============    ===========      ===========
Shares used in calculating historical net loss per
  share, basic and diluted.........................    13,556,941      1,410,225          668,748
                                                     ============    ===========      ===========
Pro forma net loss per share, basic and diluted....  $      (0.76)   $     (0.40)     $     (0.26)
                                                     ============    ===========      ===========
Shares used in calculating pro forma net loss per
  share, basic and diluted.........................    24,440,135     13,696,522        4,453,318
                                                     ============    ===========      ===========

                            See accompanying notes.

                                 ILLUMINA, INC.

                       STATEMENTS OF STOCKHOLDERS EQUITY

                                 CONVERTIBLE PREFERRED STOCK        COMMON STOCK         ADDITIONAL
                                 ----------------------------   ---------------------     PAID-IN        DEFERRED
                                    SHARES         AMOUNT         SHARES      AMOUNT      CAPITAL      COMPENSATION
                                 ------------   -------------   ----------   --------   ------------   ------------
BALANCE AT APRIL 28, 1998......           --    $         --            --   $     --   $         --   $         --
  Issuance of common stock at
    $.01 per share for cash....           --              --       600,000      6,000             --             --
  Issuance of restricted common
    stock at $.01 to $.03 per
    share for cash.............           --              --     2,856,000     28,560         15,120             --
  Issuance of Series A
    preferred stock at $.30 per
    share for cash.............    2,499,998         749,999            --         --             --             --
  Issuance of Series B
    preferred stock at $.926
    per share for cash.........    9,212,147       8,533,000            --         --             --             --
  Issuance of Series B
    preferred stock at $.926
    per share for nGenetics
    acquisition................      124,152         114,999            --         --             --             --
  Deferred compensation related
    to stock options and
    restricted stock...........           --              --            --         --        319,818       (319,818)
  Amortization of deferred
    compensation...............           --              --            --         --             --         32,923
  Deferred compensation related
    to restricted stock
    purchased by consultants...           --              --            --         --         45,264             --
  Net loss and comprehensive
    loss.......................           --              --            --         --             --             --
                                 -----------    ------------    ----------   --------   ------------   ------------
BALANCE AT DECEMBER 31, 1998...   11,836,297       9,397,998     3,456,000     34,560        380,202       (286,895)
  Issuance of common stock
    including exercise of stock
    options for cash and note
    receivable.................           --              --       297,416      2,974            167             --
  Issuance of restricted common
    stock for cash.............           --              --     1,367,000     13,670        109,360             --
  Issuance of common stock for
    technology.................           --              --        35,000        350        100,986             --
  Repurchase of restricted
    common stock...............           --              --       (16,333)      (163)          (327)            --
  Issuance of Series C
    preferred stock at $4.00
    per share for cash.........    7,000,000      28,000,000            --         --             --             --
  Deferred compensation related
    to stock options and
    restricted stock...........           --              --            --         --      4,334,469     (4,334,469)
  Amortization of deferred
    compensation...............           --              --            --         --             --        594,448
  Deferred compensation related
    to restricted stock
    purchased by consultants...           --              --            --         --        363,374             --
  Comprehensive loss:
  Unrealized loss on
    investments................           --              --            --         --             --             --
  Net loss.....................           --              --            --         --             --             --
  Comprehensive loss...........           --              --            --         --             --             --
                                 -----------    ------------    ----------   --------   ------------   ------------

                                   UNREALIZED                                     TOTAL
                                 GAIN/(LOSS) ON      NOTE      ACCUMULATED    STOCKHOLDERS'
                                  INVESTMENTS     RECEIVABLE     DEFICIT         EQUITY
                                 --------------   ----------   ------------   -------------
BALANCE AT APRIL 28, 1998......     $     --        $   --     $         --   $         --
  Issuance of common stock at
    $.01 per share for cash....           --            --               --          6,000
  Issuance of restricted common
    stock at $.01 to $.03 per
    share for cash.............           --            --               --         43,680
  Issuance of Series A
    preferred stock at $.30 per
    share for cash.............           --            --               --        749,999
  Issuance of Series B
    preferred stock at $.926
    per share for cash.........           --            --               --      8,533,000
  Issuance of Series B
    preferred stock at $.926
    per share for nGenetics
    acquisition................           --            --               --        114,999
  Deferred compensation related
    to stock options and
    restricted stock...........           --            --               --             --
  Amortization of deferred
    compensation...............           --            --               --         32,923
  Deferred compensation related
    to restricted stock
    purchased by consultants...           --            --               --         45,264
  Net loss and comprehensive
    loss.......................           --            --       (1,145,620)    (1,145,620)
                                    --------        ------     ------------   ------------
BALANCE AT DECEMBER 31, 1998...           --            --       (1,145,620)     8,380,245
  Issuance of common stock
    including exercise of stock
    options for cash and note
    receivable.................           --            --               --          3,141
  Issuance of restricted common
    stock for cash.............           --        (4,500)              --        118,530
  Issuance of common stock for
    technology.................           --            --               --        101,336
  Repurchase of restricted
    common stock...............           --            --               --           (490)
  Issuance of Series C
    preferred stock at $4.00
    per share for cash.........           --            --               --     28,000,000
  Deferred compensation related
    to stock options and
    restricted stock...........           --            --               --             --
  Amortization of deferred
    compensation...............           --            --               --        594,448
  Deferred compensation related
    to restricted stock
    purchased by consultants...           --            --               --        363,374
  Comprehensive loss:
  Unrealized loss on
    investments................      (10,689)           --               --        (10,689)
  Net loss.....................           --            --       (5,517,645)    (5,517,645)
                                                                              ------------
  Comprehensive loss...........           --            --               --     (5,528,334)
                                    --------        ------     ------------   ------------

                                 ILLUMINA, INC.

                       STATEMENTS OF STOCKHOLDERS EQUITY
                                  (CONTINUED)

                                 CONVERTIBLE PREFERRED STOCK        COMMON STOCK         ADDITIONAL
                                 ----------------------------   ---------------------     PAID-IN        DEFERRED
                                    SHARES         AMOUNT         SHARES      AMOUNT      CAPITAL      COMPENSATION
                                 ------------   -------------   ----------   --------   ------------   ------------
BALANCE AT DECEMBER 31, 1999...   18,836,297    $ 37,397,998     5,139,083   $ 51,391   $  5,288,231   $ (4,026,916)
  Issuance of common stock for
    cash, technology and
    services, net of
    repurchased shares.........           --              --     7,989,484     79,895    103,781,606             --
  Conversion of convertible
    preferred stock into common
    stock, in connection with
    the initial public
    offering...................  (18,836,297)    (37,397,998)   18,836,297    188,363     37,209,635             --
  Repayment of note
    receivable.................           --              --            --         --             --             --
  Deferred compensation related
    to stock options and
    restricted stock...........           --              --            --         --     13,522,372    (13,272,372)
  Deferred compensation related
    to restricted stock
    purchased by consultants...           --              --            --         --      3,277,381     (2,962,300)
  Amortization of deferred
    compensation...............           --              --            --         --             --      6,231,994
  Comprehensive loss:
  Unrealized gain on
    investments................           --              --            --         --             --             --
  Net loss.....................           --              --            --         --             --             --
  Comprehensive loss...........           --              --            --         --             --             --
                                 -----------    ------------    ----------   --------   ------------   ------------
BALANCE AT DECEMBER 31, 2000...           --    $         --    31,964,864   $319,649   $163,079,225   $(14,029,594)
                                 ===========    ============    ==========   ========   ============   ============

                                   UNREALIZED                                     TOTAL
                                 GAIN/(LOSS) ON      NOTE      ACCUMULATED    STOCKHOLDERS'
                                  INVESTMENTS     RECEIVABLE     DEFICIT         EQUITY
                                 --------------   ----------   ------------   -------------
BALANCE AT DECEMBER 31, 1999...     $(10,689)      $(4,500)    $ (6,663,265)  $ 32,032,250
  Issuance of common stock for
    cash, technology and
    services, net of
    repurchased shares.........           --            --               --    103,861,501
  Conversion of convertible
    preferred stock into common
    stock, in connection with
    the initial public
    offering...................           --            --               --             --
  Repayment of note
    receivable.................           --         4,500               --          4,500
  Deferred compensation related
    to stock options and
    restricted stock...........           --            --               --        250,000
  Deferred compensation related
    to restricted stock
    purchased by consultants...           --            --               --        315,081
  Amortization of deferred
    compensation...............           --            --               --      6,231,994
  Comprehensive loss:
  Unrealized gain on
    investments................       10,875            --               --         10,875
  Net loss.....................           --            --      (18,606,465)   (18,606,465)
                                                                              ------------
  Comprehensive loss...........           --            --               --    (18,595,590)
                                    --------       -------     ------------   ------------
BALANCE AT DECEMBER 31, 2000...     $    186       $    --     $(25,269,730)  $124,099,736
                                    ========       =======     ============   ============

                            See accompanying notes.

                                 ILLUMINA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     PERIOD FROM
                                                                                    APRIL 28, 1998
                                                     YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                                    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                        2000            1999             1998
                                                    ------------    ------------    --------------
OPERATING ACTIVITIES
Net loss..........................................  $(18,606,465)   $ (5,517,645)    $(1,145,620)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Write-off of assets purchased in exchange for
     Series B preferred stock.....................            --              --             399
  Issuance of stock for technology and services...     1,722,000         101,336              --
  Depreciation and amortization...................       467,850          42,841              --
  Amortization of premium/(discount) on
     investments..................................       (69,687)         53,526              --
  Amortization of deferred compensation and other
     non-cash compensation charges................     6,797,075         957,822          78,187
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets....    (3,602,959)       (230,248)       (174,520)
     Note receivable..............................    (6,339,500)             --              --
     Deferred revenue.............................     3,750,000       1,250,000              --
     Other assets.................................      (364,206)             --         (34,566)
     Accounts payable.............................       409,054         188,234         129,985
     Accrued liabilities..........................     1,525,487         247,004          45,685
                                                    ------------    ------------     -----------
          Net cash used in operating activities...   (14,311,351)     (2,907,130)     (1,100,450)
INVESTING ACTIVITIES
Purchase of investment securities.................   (10,328,685)    (16,244,380)             --
Maturity of investment securities.................    19,715,720       4,256,000              --
Purchase of property and equipment................    (3,428,057)       (295,286)             --
                                                    ------------    ------------     -----------
          Net cash provided by (used in) investing
            activities............................     5,958,978     (12,283,666)             --
FINANCING ACTIVITIES
Proceeds from note payable, net of repayments.....     1,145,994              --           1,500
Proceeds from stock subscription receivable.......         4,500              --              --
Proceeds from issuance of common stock, net of
  repurchased shares..............................   102,139,501         121,181          49,680
Net proceeds from issuance of Series A preferred
  stock...........................................            --              --         749,999
Net proceeds from issuance of Series B preferred
  stock...........................................            --              --       8,533,000
Net proceeds from issuance of Series C preferred
  stock...........................................            --      28,000,000              --
                                                    ------------    ------------     -----------
          Net cash provided by financing
            activities............................   103,289,995      28,121,181       9,334,179
                                                    ------------    ------------     -----------
Net increase in cash and cash equivalents.........    94,937,622      12,930,385       8,233,729
Cash and cash equivalents at beginning of the
  period..........................................    21,164,114       8,233,729              --
                                                    ------------    ------------     -----------
Cash and cash equivalents at end of the period....  $116,101,736    $ 21,164,114     $ 8,233,729
                                                    ============    ============     ===========
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Purchase of property and equipment and intangible
  assets in exchange for Series B preferred
  stock...........................................  $         --    $         --     $   114,999
                                                    ============    ============     ===========
Issuance of stock for stock subscription
  receivable......................................  $         --    $      4,500     $        --
                                                    ============    ============     ===========
Issuance of stock for technology and services.....  $  1,722,000    $    101,336     $        --
                                                    ============    ============     ===========

                            See accompanying notes.

                                 ILLUMINA, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than three months when purchased.

  Investments

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as "Available-for-Sale" and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders' equity.

     At December 31, 2000, investments consist of the following:

                                                AMORTIZED                     UNREALIZED
                                                   COST       MARKET VALUE    GAIN (LOSS)
                                                ----------    ------------    -----------
Corporate debt securities.....................  $1,001,029     $1,001,215        $186
                                                ----------     ----------        ----
          Total...............................  $1,001,029     $1,001,215        $186
                                                ==========     ==========        ====

     There were no material realized gains or losses for the year ended December 31, 2000.

     At December 31, 1999, investments consist of the following:

                                                AMORTIZED                     UNREALIZED
                                                  COST        MARKET VALUE    GAIN (LOSS)
                                               -----------    ------------    -----------
Corporate debt securities....................  $11,935,562    $11,924,163      $(11,399)
                                               -----------    -----------      --------
          Total..............................  $11,935,562    $11,924,163      $(11,399)
                                               ===========    ===========      ========

     The Company had an unrealized gain of $710 related to cash equivalents, resulting in total unrealized losses of $10,689 at December 31, 1999.

                                 ILLUMINA, INC.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash, cash equivalents and investments with high credit quality financial institutions.

  Fair Value of Financial Instruments

     Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

  Property and Equipment

     Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

  Acquired Technology Rights

     The intangible assets consist of acquired technology rights related to the acquisition of nGenetics in 1998. The purchase price was $114,999, consisting of 124,152 shares of Series B preferred stock, valued at $0.926 per share, the selling price paid in cash by outside investors in a contemporaneous sale of stock.

     In accordance with Accounting Practice Board ("APB") Opinion No. 17, Accounting for Intangible Assets, the acquired technology rights are recorded at cost. The rights related to the acquired technology are being amortized over its estimated useful life (three years) and the Company has amortized $75,733 through December 31, 2000.

  Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2000.

  Revenue Recognition

     Revenue from government grants is recognized on a percentage of completion basis as related costs are incurred, provided that amounts earned are not subject to refund if the research is unsuccessful. Payments received in advance of the performance or product sale requirements are deferred in accordance with Staff Accounting Bulletin ("SAB") No. 101 until the related performance or product sale requirements have been completed.

  Research and Development

     Expenditures relating to research and development are expensed in the period incurred.

                                 ILLUMINA, INC.

  Income Taxes

     Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities, as well as the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset or liability. Valuation allowances are established when realizability of deferred tax assets is uncertain. The effect of tax rate changes is reflected in tax expense during the period in which such changes are enacted.

  Stock-Based Compensation

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted with exercise prices below estimated fair value (see
Note 3), which is being amortized on an accelerated amortization methodology in accordance with FIN 28.

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

  Comprehensive Loss

     In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has disclosed comprehensive loss as a component of stockholders' equity.

  Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share, and SAB 98, for all periods presented. Under the provisions of SAB 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed as described above, and also gives effect to the conversion of preferred stock into common stock (using the "as if converted" method) from the original date of issuance.

                                 ILLUMINA, INC.

     The following table presents the calculation of net loss per share:

                                                                              PERIOD FROM
                                                                             APRIL 28, 1998
                                              YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                             DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                 2000            1999             1998
                                             ------------    ------------    --------------
Net loss...................................  $(18,606,465)   $(5,517,645)     $(1,145,620)
                                             ============    ===========      ===========
Basic and diluted net loss per share.......  $      (1.37)   $     (3.91)     $     (1.71)
                                             ============    ===========      ===========
Weighted-average shares used in computing
  historical net loss per share, basic
  and diluted..............................    13,556,941      1,410,225          668,748
                                             ============    ===========      ===========
Pro forma net loss per share, basic and
  diluted..................................  $      (0.76)   $     (0.40)     $     (0.26)
                                             ============    ===========      ===========
Shares used above..........................    13,556,941      1,410,225          668,748
Pro forma adjustment to reflect
  weighted-average effect of assumed
  conversion of convertible preferred
  stock....................................    10,883,194     12,286,297        3,784,570
                                             ------------    -----------      -----------
Shares used in computing pro forma net loss
  per share, basic and diluted.............    24,440,135     13,696,522        4,453,318
                                             ============    ===========      ===========

     The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 4,482,069, 22,649,271 and 14,919,900 for the years ended December 31, 2000 and 1999 and for the period from April 28, 1998 (inception) through December 31, 1998, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

  Segment Reporting

     The Company has determined that it operates in only one segment.

  Effect of New Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have an effect on the financial statements because the Company does not engage in derivative or hedging activities.

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employees for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company.

                                 ILLUMINA, INC.

 2. BALANCE SHEET ACCOUNT DETAILS

     Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------    --------
Laboratory equipment.................................  $2,531,374    $271,250
Computer equipment...................................   1,102,827      24,487
Furniture and fixtures...............................      90,142         549
                                                       ----------    --------
                                                        3,724,343     296,286
Accumulated depreciation and amortization............    (434,956)     (4,972)
                                                       ----------    --------
          Total......................................  $3,289,387    $291,314
                                                       ==========    ========

     Accrued liabilities consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------    --------
Compensation.........................................  $  993,064    $ 94,236
Professional fees....................................     737,091     103,771
Sponsored research...................................      82,417      74,667
Other................................................       5,604      20,015
                                                       ----------    --------
          Total......................................  $1,818,176    $292,689
                                                       ==========    ========

 3. STOCKHOLDERS' EQUITY

  Initial Public Offering

     In July 2000, the Company completed an initial public offering of 6,000,000 shares of its common stock to the public, at a per share price of $16.00. In conjunction with the initial public offering, the Company's underwriters exercised an option to purchase an additional 900,000 shares of common stock at a price of $16.00 per share to cover over-allotments. The Company received net proceeds from the offerings of approximately $101.3 million. Upon the closing of the initial public offering, each of the outstanding 18,836,297 shares of convertible preferred stock was automatically converted into one share of common stock.

  Common stock

     As of December 31, 2000, the Company has 31,964,864 shares of common stock outstanding, of which 4,909,333 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of December 31, 2000, 2,931,490 shares of common stock were subject to repurchase.

  Warrants

     In connection with a lease financing facility in 1998 (Note 6), the Company issued the lessor warrants to purchase 43,183 shares of common stock at $.926 per share. The warrants are exercisable, in whole or in part, until July 27, 2003.

  Stock Options

     In June 2000, the Company's board of directors and stockholders adopted the 2000 Stock Plan. The 2000 Stock Plan amended and restated the 1998 Incentive Stock Plan and increased the shares reserved for

                                 ILLUMINA, INC.

issuance by 4,000,000 shares. In addition, the 2000 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company's board of directors.

     In 1998, the Company adopted the 1998 Incentive Stock Plan (the "Plan") and had reserved 5,750,000 shares of common stock for grants under the Plan. The Plan provides for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company. The Plan provides that incentive stock options will be granted only to employees at no less than the fair value of the Company's common stock (no less than 110% of the fair value for nonstatutory stock options), as determined by the board of directors at the date of the grant. Options generally vest 20% one year from the date of grant and ratably each month thereafter for a period of 48 months and expire ten years from date of grant. In December 1999, the Company modified the plan to allow for acceleration of vesting in the event of an acquisition or merger.

     A summary of the Company's stock option activity from April 28, 1998 (inception) through December 31, 2000 follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                       OPTIONS     EXERCISE PRICE
                                                      ---------    --------------
Outstanding at April 28, 1998 (inception)...........         --        $   --
Granted.............................................    525,000        $ 0.02
                                                      ---------
Outstanding at December 31, 1998....................    525,000        $ 0.02
Granted.............................................    495,200        $ 0.10
Exercised...........................................   (297,416)       $ 0.01
Cancelled...........................................    (77,584)       $ 0.03
                                                      ---------
Outstanding at December 31, 1999....................    645,200        $ 0.08
Granted.............................................  1,254,764        $11.09
Exercised...........................................   (191,318)       $ 0.08
Cancelled...........................................   (201,250)       $ 5.18
                                                      ---------
Outstanding at December 31, 2000....................  1,507,396        $ 8.57
                                                      =========

     At December 31, 2000, options to purchase approximately 60,462 shares were exercisable and 5,141,620 shares remain available for future grant.

     Following is a further breakdown of the options outstanding as of December 31, 2000:

                                                                                  WEIGHTED
                                  WEIGHTED                                        AVERAGE
                                  AVERAGE          WEIGHTED                    EXERCISE PRICE
   RANGE OF        OPTIONS     REMAINING LIFE      AVERAGE         OPTIONS       OF OPTIONS
EXERCISE PRICES  OUTSTANDING      IN YEARS      EXERCISE PRICE   EXERCISABLE    EXERCISABLE
---------------  -----------   --------------   --------------   -----------   --------------
$ 0.03 -  1.00      836,152         8.64            $ 0.37         46,646          $ 0.15
$ 5.00 - 14.00      323,992         9.43            $ 7.98         12,878          $ 5.00
$19.19 - 22.56       89,500         9.93            $20.43             --          $   --
$30.06 - 37.00      242,752         9.77            $30.95            938          $33.00
$40.63 - 45.75       15,000         9.75            $45.31             --          $   --
                  ---------                                        ------
                  1,507,396                                        60,462
                  =========                                        ======

     Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair

                                 ILLUMINA, INC.

value for these options was estimated at the dates of grant using the fair value option pricing model (Black Scholes) with the following weighted-average assumptions for 2000, 1999 and 1998: (a) weighted average risk-free interest rate of 6.5%, (b) expected dividend yield of 0%, (c) anticipated volatility of 70% and (d) five year estimated life of the options.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

                                                                              PERIOD FROM
                                                                             APRIL 28, 1998
                                              YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                             DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                 2000            1999             1998
                                             ------------    ------------    --------------
Adjusted pro forma net loss................  $(15,588,007)   $(4,868,928)     $(1,091,846)
Adjusted pro forma basic net loss per
  share....................................  $      (1.15)   $     (3.45)     $     (1.63)

     The pro forma effect on net loss presented is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than five years of vesting.

  2000 Employee Stock Purchase Plan

     In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 500,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001.

  Deferred Stock Compensation

     Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, the Company has recorded deferred stock compensation totaling approximately $17.9 million, representing the difference between the exercise or purchase price and the fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options and restricted stock. During the year ended December 31, 2000, the Company recorded amortization of deferred stock compensation expense of approximately $5.4 million.

     In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company's management for financial reporting purposes on the date of modification. Each consultant had already vested in a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock was expensed. The deferred consultant compensation related to the unvested stock of $3.0 million was recorded in February 2000 and will be amortized ratably over the contracted service periods. The Company amortized approximately $0.8 million of this deferred compensation in the year ended December 31, 2000. No shares were issued under the 2000 Employee Stock Purchase Plan during fiscal 2000.

                                 ILLUMINA, INC.

     The following is a breakdown of the amortization of deferred compensation and other non-cash charges:

                                                                                PERIOD FROM
                                                                               APRIL 28, 1998
                                                YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                               DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                   2000            1999             1998
                                               ------------    ------------    --------------
Research and development.....................   $3,856,845       $611,852         $62,092
General and administrative...................    2,940,230        345,970          16,095
                                                ----------       --------         -------
                                                $6,797,075       $957,822         $78,187
                                                ==========       ========         =======

  Shares Reserved for Future Issuance

     At December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

2000 Stock Plan...........................................  6,649,016
2000 Employee Stock Purchase Plan.........................    500,000
Warrants..................................................     43,183
                                                            ---------
                                                            7,192,199
                                                            =========

 4. COLLABORATIVE AGREEMENTS

  Applera Corporation

     In November 1999, the Company signed a collaborative agreement with Applera Corporation through its Applied Biosystems unit ("ABI") under which both companies will perform certain research activities with an objective of developing and commercializing products utilizing the Company's technology. In conjunction with the agreement, ABI purchased 1,250,000 shares of Series C convertible preferred stock at $4.00 per share. Under the agreement, ABI will provide the Company with non-refundable research and development support, a portion of which is dependent on the achievement of certain scientific milestones. Upon commercialization of the products developed under the collaboration, the Company will share in the operating profits resulting from the sale of such products, which will be partially offset by the research funding amounts provided by ABI to the Company. The Company has deferred recognition of revenue from the research funding of $5,000,000 provided by ABI, and will recognize such amounts as revenue in conjunction with the sale of any commercial products resulting from the development efforts.

  Other Agreements

     The Company has various research agreements with governmental and academic organizations for which the Company performs research activities. These organizations fund the research efforts, the revenue for which is recognized as the procedures are performed.

 5. ASSET AND TECHNOLOGY PURCHASE

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

     Four projects were acquired in this purchase of these technologies. Three projects are related to the development of instrumentation for oligonucleotide synthesis. These three projects differ in the size and

                                 ILLUMINA, INC.

capacity of the instrumentation. The first of these projects was approximately 50% complete at the date of acquisition and was completed in approximately nine months at a cost of $1.0 million. Revenue from this project is expected to commence in February 2001. The second of these projects was approximately 20% complete at the date of acquisition and is expected to be completed in approximately one year at a cost of $1.5 million. The third of these projects was approximately 10% complete at the date of acquisition and is expected to be completed in approximately two years at a cost of $1.0 million. Revenue from these two projects, if successful, is expected subsequent to their respective completion dates. The fourth project is related to the development of instrumentation for peptide synthesis. This project was approximately 20% complete at the time of acquisition and has no projected completion date at this time.

6. COMMITMENTS

Leases

     The Company leases approximately 33,000 square feet of office and laboratory facilities under an operating lease. The lease expires as to approximately 21,000 square feet in August 2001 and 12,000 square feet in August 2002. In June 2000, the Company signed a ten year lease to rent a total of 97,000 square feet in two buildings that will be constructed during 2001. In addition, the lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of a third building. At the time the lease was executed, the Company provided the developer a $1.6 million letter of credit, secured by restricted cash, and funding of $6.2 million, in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land in 2001. At the time the purchase closes, the Company will assume a $24 million mortgage at an 8.41% fixed interest rate, and pay remaining construction costs, which are expected to be $3 to $5 million. Both the $2.3 million purchase option amount and the $6.2 million loan plus accrued interest will be applied to the purchase price of the land and buildings.

     In October 1998, the Company entered into a $1,000,000 lease financing arrangement with a lease financing corporation. As of December 31, 2000, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3,000,000 loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of December 31, 2000, $1,682,318 remains available under this loan arrangement. Cost and accumulated depreciation of equipment under capital leases at December 31, 2000 is $1,317,682 and $279,614, respectively. Depreciation of equipment under capital leases are included in depreciation expense.

     At December 31, 2000, annual future minimum rental payments under the Company's operating and capital leases (including the buildings which we have exercised the option to purchase) are as follows:

                                                  OPERATING LEASES    CAPITAL LEASES
                                                  ----------------    --------------
2001............................................    $ 3,072,390         $  393,881
2002............................................      3,632,275            393,881
2003............................................      3,180,259            393,881
2004............................................      3,275,667            263,310
2005............................................      3,373,937                 --
Thereafter......................................     20,434,629                 --
                                                    -----------         ----------
          Total minimum lease payments..........    $36,969,157          1,444,953
                                                    ===========
Less amount representing interest...............                          (297,459)
                                                                        ----------
Total present value of minimum payments.........                         1,147,494
Less current portion............................                          (260,867)
                                                                        ----------
Non-current portion.............................                        $  886,627
                                                                        ==========

                                 ILLUMINA, INC.

     Total minimum lease payments on operating leases excluding the buildings we have exercised the option to purchase are $2,096,035 of which $1,551,390 relates to 2001.

     Rent expense for the years ended December 31, 2000 and 1999 and for the period from April 28, 1998 (inception) to December 31, 1998 was $1,324,317, $620,387, and $138,264, respectively.

     The balances due under these obligations approximate fair value.

 7. INCOME TAXES

     At December 31, 2000, the Company has federal and state tax net operating loss carryforwards of approximately $15,964,000 and $16,318.000, respectively. The federal and state tax loss carryforwards will begin expiring in 2018 and 2006 respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $912,000 and $544,000 respectively, which will begin to expire in 2018, unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three year period.

     Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are shown below. A valuation allowance has been recognized as of December 31, 2000 and 1999 to offset the deferred tax assets as realization of such assets is uncertain.

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2000            1999
                                                    ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards................  $ 6,526,000     $ 2,094,000
  Research and development credit carryforwards...    1,265,000         431,000
  Other...........................................      668,000         224,000
                                                    -----------     -----------
          Total deferred tax assets...............    8,459,000       2,749,000
Valuation allowance for deferred tax assets.......   (8,459,000)     (2,749,000)
                                                    -----------     -----------
Net deferred taxes................................  $        --     $        --
                                                    ===========     ===========

 8. RETIREMENT PLAN

     The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary and no such contributions were made during the years ended December 31, 2000 and 1999 and for the period from April 28, 1998 (inception) through December 31, 1998.

                                 ILLUMINA, INC.

 9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2000 and 1999 are as follows:

                                      FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                      -------------    --------------    -------------    --------------
2000:
  Total revenues....................   $    83,205      $    78,652       $   662,589      $   484,665
  Total expenses....................     5,426,207        5,837,908         6,044,871        7,235,485
  Other income, net.................       497,149          489,713         1,507,629        2,134,404
  Net loss..........................    (4,845,853)      (5,269,543)       (3,874,653)      (4,616,416)
  Historical net loss per share,
     basic and diluted..............         (2.23)           (2.05)            (0.19)           (0.16)
  Pro forma net loss per share,
     basic and diluted..............         (0.23)           (0.25)            (0.15)           (0.16)
1999:
  Total revenues....................   $    42,233      $   129,863       $   100,269      $   201,661
  Total expenses....................       984,893        1,335,533         1,644,578        2,427,431
  Other income, net.................        99,221           88,195            65,189          148,159
  Net loss..........................      (843,439)      (1,117,475)       (1,479,120)      (2,077,611)
  Historical net loss per share,
     basic and diluted..............         (0.84)           (0.95)            (0.94)           (1.10)
  Pro forma net loss per share,
     basic and diluted..............         (0.07)           (0.09)            (0.11)           (0.13)