Form 10-Q
period 2001-03-31
ILLUMINA INC
filed 2001-05-08
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission File Number 000-30361

Illumina, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0804655

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9390 Towne Centre Drive San Diego, CA	92121-3015

(Address of principal executive offices)	(Zip Code)

(858) 587-4290
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,093,034 Shares

Class	Outstanding at March 31, 2001

ILLUMINA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLUMINA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2001	2000

	(unaudited)	(Note)
ASSETS

Current assets:

Cash and cash equivalents	$113,599,120	$116,101,736

Investments	1,631,622	2,617,690

Note receivable	6,479,000	6,339,500

Other current assets	3,994,398	4,007,727

Total current assets	125,704,140	129,066,653

Property and equipment, net	4,561,409	3,289,387

Intangible and other assets, net	427,173	436,639

Total assets	$130,692,722	$132,792,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$3,173,601	$2,545,449

Current portion of equipment note obligations	269,374	260,867

Total current liabilities	3,442,975	2,806,316

Equipment note obligations, less current portion	816,008	886,627

Deferred revenue	5,187,500	5,000,000

Commitments

Stockholders’ equity	121,246,239	124,099,736

Total liabilities and stockholders’ equity	$130,692,722	$132,792,679

Note: The Balance Sheet at December 31 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.

Condensed Statements of Operations
(Unaudited)

	Three months ended
	March 31,

	2001	2000

Revenue	$563,692	$83,205

Costs and expenses:

Cost of revenue	13,544	—

Research and development (exclusive of stock based compensation of $850,319 and $805,329 for the three months ended March 31, 2001 and 2000, respectively)	4,450,326	3,625,041

General and administrative (exclusive of stock based compensation of $756,471 and $380,496 for the three months ended March 31, 2001 and 2000, respectively)	1,185,219	615,341

Amortization of deferred compensation and other non-cash compensation charges	1,606,790	1,185,825

Total costs and expenses	7,255,879	5,426,207

Loss from operations	(6,692,187)	(5,343,002)

Interest income, net	1,774,110	497,149

Net loss	$(4,918,077)	$(4,845,853)

Historical net loss per share, basic and diluted	$(0.17)	$(2.23)

Shares used in calculating historical net loss per share, basic and diluted	29,223,507	2,174,906

Pro forma net loss per share, basic and diluted		$(0.23)

Shares used in calculating pro forma net loss per share, basic and diluted		21,011,203

See accompanying notes.

ILLUMINA, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,

	2001	2000

Operating activities:

Net loss	$(4,918,077)	$(4,845,853)

Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for technology and services	—	1,636,500

Write-off of note payable	—	(1,500)

Depreciation and amortization	192,519	39,243

Amortization of premium (discount) on investments	1,029	(44,166)

Amortization of deferred compensation and other non-cash compensation charges	1,606,790	1,185,825

Changes in operating assets and liabilities:

Current assets	(141,318)	(365,651)

Deferred revenue	187,500	1,250,000

Other assets	—	(39,810)

Accounts payable and accrued liabilities	628,152	484,943

Net cash used in operating activities	(2,443,405)	(700,469)

Investing activities:

Purchase of investment securities	—	(8,710,766)

Maturity of investment securities	1,000,000	3,000,000

Purchase of property and equipment	(1,455,074)	(540,493)

Net cash used in investing activities	(455,074)	(6,251,259)

Financing activities:

Payments on equipment note obligations	(62,112)	—

Proceeds from stock subscription receivable	—	4,500

Proceeds from issuance of common stock, net of repurchased shares	457,975	850,566

Net cash provided by financing activities	395,863	855,066

Net decrease in cash and cash equivalents	(2,502,616)	(6,096,662)

Cash and cash equivalents at beginning of period	116,101,736	21,164,114

Cash and cash equivalents at end of period	$113,599,120	$15,067,452

See accompanying notes.

ILLUMINA, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 1. General

Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company is developing next-generation tools that will permit the large-scale analysis of genetic variation and function. The Company’s proprietary BeadArray technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, the Company’s technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages.

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2000 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K.

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

Note 2. Stock Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted or issued with exercise or purchase prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with FIN 28.

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

Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, the Company has recorded deferred stock compensation totaling approximately $17.9 million, representing the difference between the exercise or purchase price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options and restricted stock. During the three months ended March 31, 2001, the Company recorded amortization of deferred stock compensation expense of approximately $1.4 million. Subsequent to July 25, 2000 no deferred compensation has been recorded as all options have been granted at fair market value.

In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company’s management for financial reporting purposes on the date of modification. Each consultant had already vested in a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock was expensed. The deferred consultant compensation related to the unvested stock of $3.0 million was recorded in February 2000 and will be amortized ratably over the contracted service periods. The Company amortized approximately $0.2 million of this deferred compensation in the three months ended March 31, 2001.

Note 3. 2000 Employee Stock Purchase Plan

In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,458,946 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. In February 2001, 31,975 shares were issued under the

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

Purchase Plan.

Note 4. Net Loss per Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share, and SAB 98, for all periods presented. Under the provisions of SAB 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the effective date of our initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed as described above, and also gives effect to the conversion of preferred stock into common stock (using the “as if converted” method) from the original date of issuance.

Note 5. Commitments

The Company leases approximately 33,000 square feet of office and laboratory facilities under an operating lease. The lease expires as to approximately 21,000 square feet in August 2001 and 12,000 square feet in August 2002. In July 2000, the Company signed a 10-year lease to rent a total of 97,000 square feet in two buildings currently under construction. In addition, the lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of a third building. At the time the lease was executed, the Company provided the developer a $1.6 million letter of credit, secured by restricted cash, and funding of $6.2 million, in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land in 2001. At the time the purchase closes, anticipated to occur in the third quarter of 2001, the Company will assume a $24 million mortgage at an 8.41% fixed interest rate, and pay remaining construction costs, which are expected to be between $5.0 and $7.0 million. Both the $2.3 million purchase option amount and the $6.2 million loan plus accrued interest will be applied to the purchase price of the land and buildings.

In October 1998, the Company entered into a $1.0 million lease financing arrangement with a lease financing corporation. As of December 31, 2000, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of March 31, 2001, $1,682,318 remains available under this loan arrangement.

Note 6. Asset and Technology Purchase

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

In March 2000, the Company signed an agreement to acquire certain tangible assets and rights to certain in-process technologies in exchange for $100,000 and 175,000 shares of common stock valued at $1,575,000 ($9.00 per share). The Company recorded the tangible assets at their fair value of approximately $50,000. As of the date these technologies were acquired, they had not achieved technological or commercial feasibility and there is no significant alternative future use should the Company’s development efforts prove unsuccessful. Accordingly, the Company recorded an acquired in-process technology charge of $1,625,000 in March 2000 related to the purchase of these technologies.

Four projects were acquired in this purchase of these technologies. Three projects are related to the development of instrumentation for oligonucleotide synthesis. These three projects differ in the size and capacity of the instrumentation. The first of these projects was approximately 50% complete at the date of acquisition and was completed in approximately nine months at a cost of $1.0 million. The company commenced earning revenue from this project in the three months ended March 31, 2001. The second of these projects was approximately 20% complete at the date of acquisition and is expected to be completed in approximately 3 years from the date of acquisition at a cost of $2.0 million. The third of these projects was approximately 10% complete at the date of acquisition and is expected to be completed in approximately 3 years from the date of acquisition at a cost of $1.0 million. Revenue from these two projects, if successful, is expected subsequent to their respective completion dates. The fourth project is related to the development of instrumentation for peptide synthesis. This project was approximately 20% complete at the time of acquisition and has no projected completion date at this time.

ILLUMINA, INC.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion and analysis may contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and inventions. The cautionary statements made in this discussion and analysis should be read as applying to all related forward-looking statements wherever they appear in this 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below as well as those discussed elsewhere.

Overview

We were founded and began operations in April 1998. We are developing next-generation tools that will permit the large-scale analysis of genetic variation and function. To date, we have generated revenues primarily from government grants from the National Institutes of Health. We have entered into a strategic partnership with Applied Biosystems and research collaborations with Dow Chemical, Third Wave Technologies, PyroSequencing and Chevron USA. We expect to commercialize our first products under our partnership with Applied Biosystems in mid-2002. We have not entered into any commercial agreements with our research collaborators, but we may do so in the future.

We have dedicated substantial resources to the development of our proprietary technologies. We have designed our technologies to provide the throughput, cost effectiveness and flexibility necessary to investigate and understand genetic variation and function on the large scale necessary to extract medically valuable information from raw genetic data.

Our revenues are primarily attributable to research funding. We recognize revenues related to research funding in accordance with the provisions of SAB 101. Our strategic partners often pay us before we recognize the related revenues, and we defer these payments until we earn them. As of March 31, 2001, we had deferred revenue of $5.2 million.

We have incurred substantial operating losses since our inception. As of March 31, 2001, our accumulated deficit was $30.2 million, and total stockholders’ equity was $121.2 million. We expect to incur additional operating losses over the next several years as we continue to fund internal research and development, develop our technologies and commercialize products based on those technologies.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenue

Revenue for the three months ended March 31, 2001 and 2000 was $0.6 million and $0.1 million, respectively. Government grants accounted for the majority of our total revenue for the three months ended March 31, 2001 and 2000, respectively. We expect grant revenue to generally decline over the next few years as it becomes a less important part of our business.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2001 was approximately $14,000. There was no cost of revenue for the three months ended March 31, 2000.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and supplies. Research and development expenses increased $0.8 million to $4.4 million for the three months ended March 31, 2001, from $3.6 million for the three months ended March 31, 2000. The first quarter 2000 expense amount includes a $1.6 million charge associated with a purchase of in-process technologies. The increase over 2000 was primarily due to increased staffing and other personnel-related costs to support commercialization of our BeadArray and Oligator technologies. We expect that our research and development expenses will increase substantially in future years to support our collaborative research programs, internal product research and technology development.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. General and administrative expenses increased $0.6 million to $1.2 million for the three months ended March 31, 2001 from $0.6 million for the three months ended March 31, 2000. The increase was primarily attributable to an increase in staffing and other expenses necessary to support our growth and requirements as a public company. We expect that our general and administrative expenses will increase as we expand our staff, add infrastructure and incur additional costs to support our growth and requirements as a public company.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Since our inception, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, we have recorded deferred stock compensation totaling $17.9 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated for financial reporting purposes on the date such stock options were granted or such restricted stock was sold. We recorded this amount as a component of stockholders’ equity and amortize the amount as a charge to operations over the vesting period of the stock and options. We recorded amortization of this deferred compensation of $1.4 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively. Subsequent to July 25, 2000 no deferred compensation has been recorded as all options have been granted at fair market value.

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

In connection with the sale of restricted common stock to consultants, we recorded $0.3 million of expense for the three months ended March 31, 2000, which was expensed as our rights to repurchase the common stock lapsed.

We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting period of the stock and options. We recorded amortization of this deferred compensation of approximately $0.2 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively.

Other Income

Other income, net of expenses, primarily consists of interest income, net of interest expense. Interest income on our cash and cash equivalents and investments was $1.8 million for the three months ended March 31, 2001 as compared to $0.5 million for the three months ended March 31, 2000. Changes in interest income were due primarily to changes in our average cash and investment balances during these periods. Interest expense was $36,000 for the three months ended March 31, 2001. There was no interest expense for the three months ended March 31, 2000. Interest expense in 2001 is due to a loan arrangement for purchases of capital equipment.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of March 31, 2001, we had cash, cash equivalents and investments of approximately $113.6 million. We currently invest our funds in U.S. investment-grade corporate debt securities with maturities not exceeding 18 months.

Our operating activities used cash of $2.4 million in the three months ended March 31, 2001, as compared to $0.7 million in the three months ended March 31, 2000. Our use of cash for these periods primarily resulted from our losses from operations offset by receipt of funding from collaborators and government grants.

Our investing activities used cash of $0.5 million in the three months ended March 31, 2001 as compared to $6.3 million in the three months ended March 31, 2000. Investing activities consist of purchases and maturities of investment securities and purchases of property and equipment.

Our financing activities provided cash of $0.4 million in the three months ended March 31, 2001, as compared to $0.9 million in the three months ended March 31, 2000. Our financing activities consisted primarily of sales of our stock through option exercises and our employee stock purchase plan in the three months ended March 31, 2001, and sales of our stock through option exercises and restricted stock agreements in the three months ended March 31, 2000.

We lease approximately 33,000 square feet of office and laboratory facilities under an operating lease. In addition, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation in October 1998. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at March 31, 2001.

Our existing facility lease will expire as to approximately 21,000 square feet in August 2001 and 12,000 square feet in August 2002. In July 2000, we signed a 10-year lease to rent a total of 97,000 square feet in two buildings currently under construction. In addition, the lease contained an option to purchase the buildings together with adjacent land that has been approved for constructing a third building. At the time the lease was executed, we provided the developer a $1.6 million letter of credit, secured by restricted cash, and funding of $6.2 million, in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, we exercised our option to purchase the buildings and land at a cost of $2.3 million. Both the purchase option amount and the $6.2 million loan plus accrued interest will be applied to the purchase price of the land and buildings. The purchase of the building is expected to close in August 2001, at which time we will assume a $24 million 10-year mortgage, at an 8.41% fixed interest rate, and pay the remaining construction costs of the building, expected to be between $5.0 to $7.0 million.

      We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

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

      We have incurred net losses since our inception and expect to continue to incur net losses. At March 31, 2001, our accumulated deficit was approximately $30.2 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenues and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we achieve profitability, we may not be able to achieve or sustain or increase profitability on a quarterly or annual basis.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
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

      Market acceptance will depend on many factors, including:

•	our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost effectiveness of our products and services relative to others available in the market;

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

•	the extent of our partners’ efforts to market, sell and distribute our products;

•	our or our partners’ ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost; and

•	the willingness and ability of customers to adopt new technologies requiring capital investments.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

      We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of March 31, 2001. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

      Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations in our operating results could cause our stock price to fluctuate significantly or decline. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to increase significantly in 2001. Accordingly, if revenues do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues, therefore, could significantly harm our operating results for a particular fiscal period.

      Due to the possibility of fluctuations in our revenues and expenses, we believe that comparisons of our operating results are not a good indication of our future performance. Our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

      Our equipment financings, amounting to $1.1 million as of March 31, 2001 are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

      We have operated primarily in the United States and all transactions to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

Item 2. Changes in Securities and Use of Proceeds

In March 2001, we issued Comdisco an aggregate of 40,713 shares of our common stock. We issued the securities in connection with the net exercise of a warrant to purchase 43,183 shares of our common stock previously issued to Comdisco in connection with our October 1998 lease financing arrangement. We have relied on Section 4(2) under the Securities Act of 1933, as amended, for exemption from the registration requirements under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit Number	Description of Document

2.1 (1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.

3.1 (2)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

10.13	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).

(1)	Incorporated by reference to the same numbered exhibit filed with our registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina , Inc.

(Registrant)

Date: May 8, 2001	/s/ Timothy Kish

Timothy Kish Vice President of Finance