Form 10-Q
period 2001-06-30
ILLUMINA INC
filed 2001-08-13
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2001

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

Yes [X]     No [   ]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,153,598 Shares

Class	Outstanding at July 31, 2001

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2001	2000

ASSETS	(unaudited)	(Note)

Current assets:

Cash and cash equivalents	$11,423,458	$116,101,736

Investments	98,540,477	2,617,690

Note receivable	6,618,500	6,339,500

Other current assets	6,492,470	4,007,727

Total current assets	123,074,905	129,066,653

Property and equipment, net	6,659,781	3,289,387

Intangible and other assets, net	417,706	436,639

Total assets	$130,152,392	$132,792,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$3,151,202	$2,545,449

Current portion of equipment note obligations	278,159	260,867

Total current liabilities	3,429,361	2,806,316
Equipment note obligations, less current portion	743,086	886,627

Deferred revenue	8,875,000	5,000,000

Commitments

Stockholders’ equity	117,104,945	124,099,736

Total liabilities and stockholders’ equity	$130,152,392	$132,792,679

Note: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$469,840	$78,652	$1,033,532	$161,857

Costs and expenses:

Research and development (exclusive of stock based compensation of $799,472 and $947,846 for the three months ended June 30, 2001 and 2000, respectively, and $1,649,791 and $1,753,175 for the six months ended June 30, 2001 and 2000, respectively)	5,075,104	3,046,886	9,538,974	6,671,927

General and administrative (exclusive of stock based compensation of $708,085 and $901,631 for the three months ended June 30, 2001 and 2000, respectively, and $1,464,556 and $1,282,127 for the six months ended June 30, 2001 and 2000, respectively)	1,301,520	941,545	2,486,739	1,556,886

Amortization of deferred compensation and other non-cash compensation charges	1,507,557	1,849,477	3,114,347	3,035,302

Total costs and expenses	7,884,181	5,837,908	15,140,060	11,264,115

Loss from operations	(7,414,341)	(5,759,256)	(14,106,528)	(11,102,258)

Interest income, net	1,521,414	489,713	3,295,524	986,862

Net loss	$(5,892,927)	$(5,269,543)	$(10,811,004)	$(10,115,396)

Historical net loss per share, basic and diluted	$(0.20)	$(2.05)	$(0.37)	$(4.27)

Shares used in calculating historical net loss per share, basic and diluted	29,655,671	2,565,463	29,440,301	2,370,184

Pro forma net loss per share, basic and diluted		$(0.25)		$(0.48)

Shares used in calculating pro forma net loss per share, basic and diluted		21,401,760		21,206,481

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,

	2001	2000

Operating activities:

Net loss	$(10,811,004)	$(10,115,396)

Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock for technology and services	—	1,722,000

Write-off of note payable	—	(1,500)

Depreciation and amortization	518,766	145,015

Amortization of premium (discount) on investments	115,214	(82,200)

Amortization of deferred compensation and other non-cash compensation charges	3,114,347	3,035,302

Changes in operating assets and liabilities:

Current assets	(2,798,320)	(527,386)

Deferred revenue	3,875,000	2,500,000

Other assets	—	(39,810)

Accounts payable and accrued liabilities	605,753	559,997

Net cash used in operating activities	(5,380,244)	(2,803,978)

Investing activities:

Purchase of investment securities	(116,134,957)	(8,705,639)

Maturity of investment securities	20,328,825	9,150,000

Purchase of property and equipment	(3,870,226)	(1,325,552)

Net cash used in investing activities	(99,676,358)	(881,191)

Financing activities:

Borrowings under equipment note obligations	—	1,317,682

Payments on equipment note obligations	(126,249)	(51,787)

Proceeds from stock subscription receivable	—	4,500

Proceeds from issuance of common stock, net of repurchased shares	504,573	845,847

Net cash provided by financing activities	378,324	2,116,242

Net decrease in cash and cash equivalents	(104,678,278)	(1,568,927)

Cash and cash equivalents at beginning of period	116,101,736	21,164,114

Cash and cash equivalents at end of period	$11,423,458	$19,595,187

See accompanying notes.

ILLUMINA, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. General

Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company is developing next-generation tools that will permit the large-scale analysis of genetic variation and function. The Company’s proprietary BeadArray™ technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, the Company’s technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages.

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

Since the inception of the Company through July 25, 2000, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, the Company recorded deferred stock compensation totaling approximately $17.9 million, representing the difference between the exercise or purchase price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized as a charge to operations over the vesting period of the options and restricted stock. During the six months ended June 30, 2001, the Company recorded amortization of deferred stock compensation expense of approximately $2.7 million. Subsequent to July 25, 2000 no deferred compensation has been recorded as all options have been granted at fair market value.

In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company’s management for financial reporting purposes on the date of modification. Each consultant had already vested in a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock were expensed. The deferred consultant compensation related to the unvested stock of $3.0 million was recorded in February 2000 and will be amortized ratably over the contracted service periods. The Company amortized approximately $0.4 million of this deferred compensation in the six months ended June 30, 2001.

Note 3. 2000 Employee Stock Purchase Plan

In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,458,946 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. In February 2001, 31,975 shares were issued under the Purchase Plan.

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

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

Note 5. Commitments

The Company leases approximately 33,000 square feet of office and laboratory facilities under an operating lease which expires in mid-October 2001. In July 2000, the Company signed a 10-year lease to rent a total of 97,000 square feet in two buildings currently under construction. In addition, the lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of a third building. At the time the lease was executed, the Company provided the developer a $1.6 million letter of credit, secured by restricted cash, and funding of $6.2 million, in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land in 2001. During the second quarter of 2001, the Company made progress payments to the developer of approximately $2 million and will make additional progress and closing payments of $5 to $6 million in the third quarter of 2001. At the time the purchase closes in September 2001, the Company will assume a $24 million mortgage at an 8.41% fixed interest rate. Both the $2.3 million purchase option amount and the $6.2 million loan plus accrued interest will be applied to the purchase price of the land and buildings.

In October 1998, the Company entered into a $1.0 million lease financing arrangement with a lease financing corporation. As of December 31, 2000, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of June 30, 2001, $1,682,318 remains available under this loan arrangement.

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

Note 7. Future Accounting Requirements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company’s results of operations and financial position.

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

The following discussion and analysis may contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and inventions. The cautionary statements made in this discussion and analysis should be read as applying to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below as well as those discussed elsewhere.

Overview

Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company is developing next-generation tools that will permit the large-scale analysis of genetic variation and function. The Company’s proprietary BeadArray™ technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, the Company’s technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages.. To date, we have generated revenues primarily from government grants from the National Institutes of Health. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary Oligator™ technology. In the second quarter of 2001, we initiated our SNP genotyping services business by entering into an agreement with GlaxoSmithKline. We expect revenues from both of these businesses to expand in the coming quarters. In November 1999, we entered into a strategic partnership with Applied Biosystems under which our BeadArray™ technology will be commercialized together with instruments, reagents and software manufactured and distributed by Applied Biosystems. We expect to commercialize the first products under this partnership in mid-2002. We have also entered into research collaborations with Dow Chemical, Third Wave Technologies, PyroSequencing and Chevron USA. We have not entered into any commercial agreements with our research collaborators, but we may do so in the future.

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

Our revenues to date are primarily attributable to research funding under government grants. We recognize revenues related to research funding in accordance with the provisions of SAB 101. Our strategic partners often pay us before we recognize the related revenues, and we defer these payments until we earn them. As of June 30, 2001, we had deferred revenue of $8.9 million.

We have incurred substantial operating losses since our inception. As of June 30, 2001, our accumulated deficit was $36.1 million, and total stockholders’ equity was $117.1 million. We expect to incur additional operating losses over the next several years as we continue to fund internal research and development, develop our technologies and commercialize products based on those technologies.

Results of Operations

Three Months Ended June 30, 2001 and 2000

Revenue

Revenue for the three months ended June 30, 2001 and 2000 was $0.5 million and $0.1 million, respectively. Government grants and other research funding accounted for approximately 74% and 100% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as it becomes a less important part of our business. Product revenues, principally the sale of oligonucleotides, accounted for approximately 26% of our revenues in the second quarter of 2001. There were no product revenues in the prior year period.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and supplies. Research and development expenses increased $2.0 million to $5.0 million for the three months ended June 30, 2001, from $3.0 million for the three months ended June 30, 2000. The increase over 2000 was primarily due to increased staffing and other personnel-related costs to support commercialization of our BeadArray and Oligator™ technologies. We expect that our research and development expenses will increase substantially in future years to support our collaborative research programs, internal product research and technology development.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

General and Administrative

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. General and administrative expenses increased $0.4 million to $1.3 million for the three months ended June 30, 2001 from $0.9 million for the three months ended June 30, 2000. The increase was primarily attributable to an increase in staffing and other expenses necessary to support our growth and requirements as a public company. We expect that our general and administrative expenses will increase as we expand our staff, add infrastructure and incur additional costs to support our growth and requirements as a public company.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Since our inception through July 25, 2000, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, we have recorded deferred stock compensation totaling $17.9 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated for financial reporting purposes on the date such stock options were granted or such restricted stock was sold. We recorded this amount as a component of stockholders’ equity and amortize the amount as a charge to operations over the vesting period of the restricted stock and options. We recorded amortization of this deferred compensation of $1.3 million and $1.6 million for the three months ended June 30, 2001 and 2000, respectively. Subsequent to July 25, 2000 no deferred compensation has been recorded as all options have been granted at fair market value.

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

We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of approximately $0.2 million for both the three months ended June 30, 2001 and 2000.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest Income, net

Interest income on our cash and cash equivalents and investments was $1.5 million for the three months ended June 30, 2001 as compared to $0.5 million for the three months ended June 30, 2000. Changes in interest income were due primarily to changes in our average cash and investment balances during these periods from our initial public offering in July 2000. Interest expense was $34,000 for the three months ended June 30, 2001 as compared to $14,000 for the three months ended June 30, 2000. Interest expense is due to a loan arrangement for purchases of capital equipment.

Six Months Ended June 30, 2001 and 2000

Revenue

Revenue for the six months ended June 30, 2001 and 2000 was $1.0 million and $0.2 million, respectively. Government grants and other research funding accounted for 86% and 95% of our total revenue for the six months ended June 30, 2001 and 2000, respectively.

Research and Development

Research and development expenses increased $2.8 million to $9.5 million for the six months ended June 30, 2001, from $6.7 million for the six months ended June 30, 2000. The increase was primarily due to increased staffing and other personnel-related costs to support commercialization of our BeadArray technology offset by a $1.6 million charge associated with a purchase of in-process technologies occurring in March 2000.

General and Administrative

General and administrative expenses increased $0.9 million to $2.5 million for the six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase in staffing necessary to manage and support our growth as well as legal and other incremental external costs required as a public company.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Amortization of deferred compensation and other non-cash compensation charges increased $0.1 million to $3.1 million for the six months ended June 30, 2001 from $3.0 million for the six months ended June 30, 2000.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest Income, net

Interest income on our cash and cash equivalents and investments was $3.4 million for the six months ended June 30, 2001 as compared to $1.0 million for the six months ended June 30, 2000. Changes in interest income were due primarily to changes in our average cash and investment balances during these periods as a result of our initial public offering in July 2000. Interest expense was $70,000 for the six months ended June 30, 2001 as compared to $14,000 for the six months ended June 30, 2000. Interest expense is due to a loan arrangement for purchases of capital equipment.

Liquidity and Capital Resources

As of June 30, 2001, we had cash (including restricted cash), cash equivalents and investments of approximately $110.0 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities not exceeding 18 months.

Our operating activities used cash of $5.4 million in the six months ended June 30, 2001, as compared to $2.8 million in the six months ended June 30, 2000. Our use of cash for these periods primarily resulted from our losses from operations offset by receipt of funding from collaborators and government grants.

Our investing activities used cash of $99.7 million in the six months ended June 30, 2001 as compared to $0.9 million in the six months ended June 30, 2000, primarily due to the reinvestment of short-term cash into longer maturity investments. Purchases of property and equipment increased approximately $2.5 million as compared to the prior year period primarily due to the purchase of manufacturing and research equipment.

Our financing activities provided cash of $0.4 million in the six months ended June 30, 2001, as compared to $2.1 million in the six months ended June 30, 2000. Our financing activities consisted primarily of sales of our stock through option exercises and our employee stock purchase plan in the six months ended June 30, 2001, and sales of our stock through option exercises and restricted stock agreements and borrowings under equipment note obligations in the six months ended June 30, 2000.

We lease approximately 33,000 square feet of office and laboratory facilities under an operating lease. In addition, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation in October 1998. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at June 30, 2001.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Our existing facility lease will expire in mid-October 2001. In July 2000, we signed a 10-year lease to rent a total of 97,000 square feet in two buildings currently under construction. In addition, the lease contained an option to purchase the buildings together with adjacent land that has been approved for constructing a third building. At the time the lease was executed, we provided the developer a $1.6 million letter of credit, secured by restricted cash, and funding of $6.2 million, in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, we exercised our option to purchase the buildings and land at a cost of $2.3 million. During the second quarter of 2001, the Company made progress payments to the developer of approximately $2 million and will make additional progress and closing payments of $5 to $6 million in the third quarter of 2001. Both the purchase option amount and the $6.2 million loan plus accrued interest will be applied to the purchase price of the land and buildings. The purchase of the building is expected to close in September 2001, at which time we will assume a $24 million 10-year mortgage, at an 8.41% fixed interest rate.

     We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least the next 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, our ability to successfully commercialize our first products in partnership with Applied Biosystems and to grow our oligo and SNP genotyping services businesses. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Factors affecting our operating results

We have generated only a small amount of revenue from product sales to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses. At June 30, 2001, our accumulated deficit was approximately $36.1 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenues and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we achieve profitability, we may not be able to achieve or sustain or increase profitability on a quarterly or annual basis.

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

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, we have limited our manufacturing activities for arrays to the manufacturing of prototype systems for testing purposes and for internal use by our collaborative partners. We have only recently begun manufacturing oligos for commercial sale and operating our internal SNP genotyping service business.

     The nature of our products requires customized components that currently are available from a limited number of sources. For example, we currently obtain the fiber optic bundles included in our products from a single source. If we are unable to secure a sufficient supply of fiber optic bundles or other product components, we will be unable to meet future demand for our products. We will need to enter into contractual relationships with manufacturers for commercial-scale production of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs.

We are an early stage company with no commercially available microarray products, and our success depends on our ability, alone or with our partners or collaborators, to develop commercially successful products and on market acceptance of our new and unproven technology.

     We currently have no commercially available microarray products. Our technologies are in the early stages of development or commercialization. You should evaluate us in light of the

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries.

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

     We may not be successful in the commercial development of products. We must conduct a substantial amount of additional research and development before any of our microarray products will be ready for sale. In addition, we are only at the early phase of offering custom oligos and SNP genotyping services to the market. Problems frequently encountered in connection with the development or early commercialization of products using new and unproven technologies might limit our ability to develop and commercialize these products.

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

     Since we currently do not possess all of the resources necessary to develop and commercialize products that may result from our technologies, we will need either to develop a sales, marketing and support group with relevant experience or make appropriate arrangements with strategic partners to market and sell our products. We have initially chosen to enter into arrangements to develop and commercialize our initial array products. We have entered into an agreement with Applied Biosystems to gain access to their proprietary chemistry format for use with the initial products of the partnership. Applied Biosystems also will fund, in part, the

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

development of these products. Our partnership agreement provides that Applied Biosystems will develop the detection instrument and reagent kits required for use with these products, and will provide sales and marketing support for the products. If Applied Biosystems does not deliver the instrument in a timely way or successfully market the system or if Applied Biosystems elects to terminate our partnership, we may not be able to develop or successfully commercialize our initial products on a timely basis, or at all. For instance, earlier in 2001 we announced a delay in the introduction of our first product with Applied Biosystems to mid-2002. We intend to rely on other corporate partners and collaborators to develop other chemistry formats and to gain access to genetic data for use with our technologies. If we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop and commercialize products will be impacted negatively and our revenues will decline.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of June 30, 2001. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

     Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations in our operating results could cause our stock price to fluctuate significantly or decline. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

significantly in 2001. Accordingly, if revenues do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues, therefore, could significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, we believe that comparisons of our operating results are not a good indication of our future performance. Our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our capital lease obligations, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

     Our equipment financings, amounting to $1.0 million as of June 30, 2001 are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

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

Item 2. Changes in Securities and Use of Proceeds

On May 3, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on May 14, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A Junior Participating preferred stock of the Company, at a price of $100.00 per unit.

The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company’s common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until 10 days, subject to extension, after a public announcement that a 15% position in the Company’s common stock has been acquired. The Rights expire on May 14, 2011. For a more complete description of the terms of the rights, please see the rights agreement, dated as of May 3, 2001 by and between the Company and Equiserve Trust Company, N.A., as rights agent, filed as an exhibit to Company’s Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 24, 2001. The following elections and proposal were approved at the Annual Meeting:

	Votes	Votes	Votes	Votes	Broker
	For	Against	Withheld	Abstaining	Nonvote

1. Election of the following two (2) directors to the Company’s Board of Directors, each to serve for a term of three years, expiring at the 2004 annual meeting of stockholders or until their respective successors have been duly elected and qualified.

R. Scott Greer	27,840,365		104,193

David R. Walt, Ph.D.	27,840,880		103,678

2. Ratification of the appointment of Ernst & Young LLP as the independent auditors for the fiscal year ending December 31, 2001	27,940,460	2,100		1,998

     Following the Annual Meeting, the Board of Directors consisted of Jay T. Flatley, R. Scott Greer, Robert T. Nelsen, George Poste, William H. Rastetter, John Stuelpnagel, and David R. Walt.

Item 5. Other Information.

In response to the SEC’s adoption of Rule 10b5-1, on April 25, 2001 our Board of Directors approved amendments to its insider trading policy to permit our officers, directors and other parties subject to the Company’s insider trading guidelines to enter into written trading plans complying with SEC Rule 10b5-1.

     We have been advised that certain officers and directors have entered into trading plans for selling shares in the Company’s securities. The officers and directors who have entered into trading plans include David Barker, Mark Chee, Jay Flatley, John Stuelpnagel and David Walt. We anticipate that, as permitted by the new Rule 10b5-1 and its insider trading policy, some or all of its officers, directors and other insiders may establish trading plans at some date in the future.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits.

Exhibit Number	Description of Document

2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(3)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

4.3(3)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.

10.15	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

          (b)  Reports on Form 8-K.

We filed a current report on Form 8-K dated May 3, 2001 regarding the adoption of a Stockholder Rights Plan by our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina , Inc.

(Registrant)

Date: August 13, 2001	/s/ Timothy Kish

Timothy Kish
Vice President of Finance