Form 10-Q
period 2001-09-30
ILLUMINA INC
filed 2001-11-14
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2001

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-30361

Illumina, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0804655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9885 Towne Centre Drive San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

(858) 202-4500

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

Yes [X]     No [    ]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,219,600 Shares

Class	Outstanding at October 28, 2001

ILLUMINA, INC.

ILLUMINA, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2001	2000

	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,743,359	$116,101,736
Investments and restricted cash	96,750,440	2,617,690
Note receivable	—	6,339,500
Other current assets	4,515,216	4,007,727

Total current assets	105,009,015	129,066,653
Property and equipment, net	22,113,850	3,289,387
Intangible and other assets, net	422,020	436,639

Total assets	$127,544,885	$132,792,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,919,560	$2,545,449
Current portion of equipment note obligations	287,230	260,867

Total current liabilities	3,206,790	2,806,316
Equipment note obligations, less current portion	667,786	886,627
Deferred revenue	10,062,500	5,000,000
Commitments
Stockholders’ equity	113,607,809	124,099,736

Total liabilities and stockholders’ equity	$127,544,885	$132,792,679

Note: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$691,356	$662,589	$1,724,888	$824,446
Costs and expenses:
Cost of revenue	201,582	—	284,066	—
Research and development (exclusive of stock based compensation of $752,272 and $951,015 for the three months ended September 30, 2001 and 2000, respectively, and $2,402,063 and $2,704,189 for the nine months ended September 30, 2001 and 2000, respectively)	5,152,120	3,048,305	14,608,610	9,720,232
Selling, general and administrative (exclusive of stock based compensation of $659,697 and $853,244 for the three months ended September 30, 2001 and 2000, respectively, and $2,124,253 and $2,135,372 for the nine months ended September 30, 2001 and 2000, respectively)	1,205,992	1,192,307	3,692,731	2,749,193
Amortization of deferred compensation and other non-cash compensation charges	1,411,969	1,804,259	4,526,316	4,839,561

Total costs and expenses	7,971,663	6,044,871	23,111,723	17,308,986

Loss from operations	(7,280,307)	(5,382,282)	(21,386,835)	(16,484,540)
Interest income, net	1,495,413	1,507,629	4,790,937	2,494,491

Net loss	$(5,784,894)	$(3,874,653)	$(16,595,898)	$(13,990,049)

Historical net loss per share, basic and diluted	$(0.19)	$(0.19)	$(0.56)	$(1.66)

Shares used in calculating historical net loss per share, basic and diluted	29,931,550	20,548,421	29,605,630	8,429,597

Pro forma net loss per share, basic and diluted		$(0.15)		$(0.61)

Shares used in calculating pro forma net loss per share, basic and diluted		26,408,602		22,940,522

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,

	2001	2000

Operating activities:
Net loss	$(16,595,898)	$(13,990,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for technology and services	—	1,722,000
Write-off of note payable	—	(1,500)
Depreciation and amortization	901,284	308,168
Amortization of premium (discount) on investments	279,788	(71,535)
Gain on sale of investments	(186,460)	—
Amortization of deferred compensation and other non-cash compensation charges	4,526,316	4,839,561
Changes in operating assets and liabilities:
Current assets	(4,947,227)	(1,620,710)
Deferred revenue	5,062,500	3,750,000
Other assets	—	(363,856)
Accounts payable and accrued liabilities	374,111	1,335,610

Net cash used in operating activities	(10,585,586)	(4,092,311)

Investing activities:
Purchase of investment securities	(143,745,045)	(10,295,209)
Maturity of investment securities	50,242,455	19,715,720
Note Receivable	—	(6,200,000)
Purchase of property and equipment	(8,981,715)	(2,113,583)

Net cash provided by (used in) investing activities	(102,484,305)	1,106,928

Financing activities:
Borrowings under equipment note obligations	—	1,317,682
Payments on equipment note obligations	(192,478)	(110,038)
Proceeds from stock subscription receivable	—	4,500
Proceeds from issuance of common stock, net of repurchased shares	903,992	102,191,967

Net cash provided by financing activities	711,514	103,404,111

Net increase (decrease) in cash and cash equivalents	(112,358,377)	100,418,728
Cash and cash equivalents at beginning of period	116,101,736	21,164,114

Cash and cash equivalents at end of period	$3,743,359	$121,582,842

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

Note 2. Stock Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant or sale. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted or issued with exercise or purchase prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with FIN 28.

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

Since the inception of the Company through July 25, 2000, the date of our initial public offering, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, the Company recorded deferred stock compensation totaling approximately $17.9 million, representing the difference between the exercise or purchase price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized as a charge to operations over the vesting period of the options and restricted stock. During the nine months ended September 30, 2001, the Company recorded amortization of deferred stock compensation expense of approximately $3.9 million. Subsequent to July 25, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company’s management for financial reporting purposes on the date of modification. Each consultant had already vested in a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock were expensed. The deferred consultant compensation related to the unvested stock of $3.0 million was recorded in February 2000 and will be amortized ratably over the contracted service periods. The Company amortized approximately $0.7 million of this deferred compensation in the nine months ended September 30, 2001.

Note 3. 2000 Employee Stock Purchase Plan

In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,458,946 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

available for issuance under the Purchase Plan beginning with fiscal 2001. In February and August 2001, 31,975 and 32,699 shares, respectively, were issued under the Purchase Plan.

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

Note 5. Commitments

In July 2000, the Company entered into a 10-year lease to rent a total of 97,000 square feet in two newly constructed buildings that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. At the time the lease was executed, the Company provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which is secured by restricted cash. In addition the Company provided the developer $6.2 million of funding in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. In addition, the Company has made construction and other progress payments through the third quarter of 2001 of approximately $5.7 million and expects to pay approximately $2.0 million of additional progress payments before the purchase closes in January 2002. At that time, the Company will assume a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%.

In October 1998, the Company entered into a $1.0 million lease financing arrangement with a lease financing corporation. As of December 31, 2000, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of September 30, 2001, $1.7 million remains

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

available under this loan arrangement.

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

Four projects were acquired in this purchase of these technologies. Three projects are related to the development of instrumentation for oligonucleotide synthesis. These three projects differ in the size and capacity of the instrumentation. The first of these projects was approximately 50% complete at the date of acquisition and was completed in approximately nine months at a cost of $1.0 million. The Company commenced earning revenue from this project in the three months ended March 31, 2001. The second and third of these projects were approximately 20% and 10% complete at the date of acquisition, respectively, and neither has a projected completion date at this time. The fourth project is related to the development of instrumentation for peptide synthesis. This project was approximately 20% complete at the time of acquisition and has no projected completion date at this time.

Note 7. Future Accounting Requirements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company’s results of operations and financial position.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K. Operating results for the current period are not necessarily indicative of results that may occur in future periods.

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

Our revenues to date are primarily attributable to research funding under government grants. We recognize revenues related to research funding in accordance with the provisions of SAB 101. Our strategic partners often pay us before we recognize the related revenues, and we defer these payments until we earn them. As of September 30, 2001, we had deferred revenue of $10.1 million.

We have incurred substantial operating losses since our inception. As of September 30, 2001, our accumulated deficit was $41.9 million, and total stockholders’ equity was $113.6 million. We expect to incur additional operating losses over the next several years as we continue to fund internal research and development, develop our technologies and commercialize products based on those technologies.

Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenue

Revenue for both the three months ended September 30, 2001 and 2000 was $0.7 million. Government grants and other research funding accounted for approximately 44% and 98% of our total revenue for the three months ended September 30, 2001 and 2000, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as service and product revenues become a more important part of our business. Product revenues in the third quarter of 2001, relate principally to the sale of oligonucleotides. There were minimal product revenues in the prior year period.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and supplies. Research and development expenses increased $2.1 million to $5.1 million for the three months ended September 30, 2001, from $3.0 million for the three months ended September 30, 2000. The increase over 2000 was primarily due to increased staffing, other personnel-related costs and laboratory supplies to support commercialization of our BeadArray and Oligator™ technologies. We expect that our research and development expenses, including facilities related costs, will increase substantially in future years to support our collaborative research programs, internal product research and technology development.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses remained constant at $1.2 million for both the three months ended September 30, 2001 and 2000. We expect that our selling, general and administrative expenses will increase as we expand our staff, add sales and marketing infrastructure and incur additional costs to support our growth and requirements as a public company.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Since our inception through July 25, 2000, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, we have recorded deferred stock compensation totaling $17.9 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated for financial reporting purposes on the date such stock options were granted or such restricted stock was sold. We recorded this amount as a component of stockholders’ equity and amortize the amount as a charge to operations over the vesting period of the restricted stock and options. We recorded amortization of this deferred compensation of $1.2 million and $1.6 million for the three months ended September 30, 2001 and 2000, respectively. Subsequent to July 25, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

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

We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of approximately $0.2 million for both the three months ended September 30, 2001 and 2000.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest Income, net

Interest income on our cash and cash equivalents and investments was $1.5 million for both the three months ended September 30, 2001 and 2000. Interest expense was $32,000 for the three months ended September 30, 2001 as compared to $40,000 for the three months ended September 30, 2000. Interest expense currently results from a loan arrangement for purchases of capital equipment. We expect interest expense to increase substantially in future periods following the proposed assumption of a $26.0 million loan related to the purchase of our new facility.

Nine Months Ended September 30, 2001 and 2000

Revenue

Revenue for the nine months ended September 30, 2001 and 2000 was $1.7 million and $0.8 million, respectively. Government grants and other research funding accounted for 69% and 97% of our total revenue for the nine months ended September 30, 2001 and 2000, respectively.

Research and Development

Research and development expenses increased $4.9 million to $14.6 million for the nine months ended September 30, 2001, from $9.7 million for the nine months ended September 30, 2000. The increase was primarily due to increased staffing, other personnel-related costs and laboratory supplies to support commercialization of our BeadArray technology offset by a $1.6 million charge associated with a purchase of in-process technologies that occurred in March 2000.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.0 million to $3.7 million for the nine months ended September 30, 2001 from $2.7 million for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in staffing necessary to manage and support our growth as well as legal and other incremental external costs required as a public company.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Amortization of deferred compensation and other non-cash compensation charges decreased $0.3 million to $4.5 million for the nine months ended September 30, 2001 from $4.8 million for the nine months ended September 30, 2000.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest Income, net

Interest income on our cash and cash equivalents and investments was $4.9 million for the nine months ended September 30, 2001 as compared to $2.5 million for the nine months ended September 30, 2000. Changes in interest income were due primarily to changes in our average cash and investment balances during these periods as a result of our initial public offering in July 2000. Interest expense was $103,000 for the nine months ended September 30, 2001 as compared to $55,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, we had cash (including restricted cash), cash equivalents and investments of approximately $100.5 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities not exceeding 18 months.

Our operating activities used cash of $10.6 million in the nine months ended September 30, 2001, as compared to $4.1 million in the nine months ended September 30, 2000. Our use of cash for these periods primarily resulted from our losses from operations, excluding amortization of non-cash charges, offset by receipt of funding from collaborators.

Our investing activities used cash of $102.5 million in the nine months ended September 30, 2001 as compared to providing cash of $1.1 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2001 we reinvested short-term cash equivalents into longer maturity investments. Purchases of property and equipment increased approximately $6.9 million as compared to the prior year period primarily due to the purchase of manufacturing and research equipment and progress payments for construction of a new facility.

Our financing activities provided cash of $0.7 million in the nine months ended September 30, 2001, as compared to $103.4 million in the nine months ended September 30, 2000. Our financing activities consisted primarily of sales of our stock through option exercises and our employee stock purchase plan in the nine months ended September 30, 2001, and sales of our stock through an initial public offering, option exercises and restricted stock agreements as well as borrowings under equipment note obligations in the nine months ended September 30, 2000.

In October 1998, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at September 30, 2001.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

In July 2000, the Company entered into a 10-year lease to rent a total of 97,000 square feet in two newly constructed buildings that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. At the time the lease was executed, the Company provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which is secured by restricted cash. In addition the Company provided the developer $6.2 million of funding in the form of an interest bearing, secured loan with a term of approximately one year. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. In addition, the Company has made construction and other progress payments through the third quarter of 2001 of approximately $5.7 million and expects to pay approximately $2.0 million of additional progress payments before the purchase closes in January 2002. At that time, the Company will assume a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%.

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

     We have incurred net losses since our inception and expect to continue to incur net losses. At September 30, 2001, our accumulated deficit was approximately $41.9 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenues and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     We currently do not possess all of the resources or intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We will need either to develop a sales, marketing and support group with relevant experience or make appropriate arrangements with strategic partners in order to market and sell our products. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services. We have initially chosen to enter into arrangements to develop and commercialize our initial array products. We have entered into an

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

agreement with Applied Biosystems to gain access to their proprietary chemistry format for use with the array products of the partnership and are currently amending that agreement to more specifically address the genotyping services portion of the partnership. Applied Biosystems also will fund, in part, the development of the array products. Our partnership agreement provides that Applied Biosystems will develop the detection instrument and reagent kits required for use with the array products, and will provide sales and marketing support for those products. If Applied Biosystems does not deliver the instrument in a timely way or successfully market the genotyping system or if Applied Biosystems elects to terminate or restrict the use of intellectual property within our partnership, we may not be able to develop or successfully commercialize our initial products or services on a timely basis, or at all. For instance, earlier in 2001 we announced a delay in the introduction of our first product with Applied Biosystems to mid-2002. We intend to rely on other corporate partners and collaborators to develop other chemistry formats and to gain access to genetic data for use with our technologies. If we do not enter into additional partnership agreements, or if these agreements are not successful, our ability to develop and commercialize products or services will be impacted negatively and our revenues will decline.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of September 30, 2001. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations in our operating results could cause our stock price to fluctuate significantly or decline. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly in 2001. Accordingly, if revenues do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues, therefore, could significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, we believe that comparisons of our operating results are not a good indication of our future performance. For example, oligo sales may fluctuate quarter to quarter depending on market conditions and oligo needs for both our genotyping services business and internal research. Our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense and income is limited to our capital lease obligations, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

     Our equipment financings, amounting to $1.0 million as of September 30, 2001 are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

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

Item 2. Changes in Securities and Use of Proceeds

On July 27, 2000, we commenced out initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922). We continue to use proceeds from our initial public offering to fund operations. In addition, through September 30, 2001, we have used $14.2 million of these proceeds in connection with the purchase of two newly constructed buildings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit Number	Description of Document

2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws.
3.3(3)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3)
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

Exhibit Number	Description of Document

4.3(3)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A
10.16	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.
10.17	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10.18	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

     (b)  Reports on Form 8-K.

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina , Inc. (Registrant)

Date: November 14, 2001	/s/ Timothy Kish

Timothy Kish Vice President of Finance