Form 10-K405
period 2001-12-30
ILLUMINA INC
filed 2002-03-29
CIK 1110803

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-30361

Illumina, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0804655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9885 Towne Centre Drive, San Diego, California	92121
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(858) 202-4500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of March 15, 2002, there were 32,319,768 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 15, 2002) was approximately $179,196,368. This amount excludes an aggregate of 13,154,381 shares of common stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

      Certain exhibits filed with the Registrant’s prior registration statements and reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

ILLUMINA, INC.

FORM 10-K

For the Fiscal Year Ended December 30, 2001

      This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors Affecting Operating Results,” contained in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K or to conform these statements to actual results, unless required by law.

      IlluminaTM, BeadArrayTM, SentrixTM, Array of ArraysTM and OligatorTM are our trademarks. This report also contains brand names, trademarks or service marks of companies other than Illumina, and these brand names, trademarks and service marks are the property of their respective holders.

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

      We intend to provide both products and services that utilize our proprietary technologies. During 2001, we launched our commercial SNP genotyping services business which combines our BeadArray technology with an automated, laboratory information managements system controlled process to provide high throughput identification of the most common form of genetic variation, known as single nucleotide polymorphisms, or SNPs. We also manufacture custom oligonucleotides for sale using our proprietary Oligator technology. Our first genotyping products, being developed in partnership with Applied Biosystems, will include disposable BeadArray cassettes that we manufacture plus reagent kits for analyzing variation in genetic sequences and instruments that automatically read data from the BeadArray cassettes, both of which will be manufactured by Applied Biosystems. An array cassette is a collection of individual arrays arranged in a pattern, and a reagent kit is a set of chemicals used for performing specific analyses. We also plan to commercialize a confocal laser scanning instrument that will be used to read our array cassettes.

      We were incorporated in California in April 1998. We reincorporated in Delaware in July 2000. Our principal executive offices are located at 9885 Towne Centre Drive, San Diego, California 92121. Our telephone number is (858) 202-4500.

Industry Background

Genetic Variation and Function

      Every person inherits two copies of each gene, one from each parent. The two copies of each gene may be identical, or they may be different. These differences are referred to as genetic variation. Examples of the physical consequences of genetic variation include differences in eye and hair color. Genetic variation can also have important medical consequences, including predisposition to disease and differential response to drugs. Genetic variation affects diseases, including cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug. Some people may respond well, others may not respond at all, and still others may experience adverse side effects. The most common form of genetic variation is a Single Nucleotide Polymorphism, or SNP. A SNP is a variation in a single position in a DNA sequence. It is estimated that the human genome contains between three and six million SNPs.

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

      Our proprietary BeadArray technology combines fiber optic bundles and specially prepared beads that self-assemble into an array. These fiber optic bundles can be manufactured to contain thousands to millions of individual fibers depending on the diameter of the bundle. In a separate process, we create sensors by affixing a specific type of molecule to each of the billions of microscopic beads in a given batch. The particular molecules on a bead define that bead’s function as a sensor. We combine batches of beads coated with specific molecules to form a pool specific to the type of array we intend to create.

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

      Fiber Optic Bundles. We have the fiber optic bundles manufactured to our specifications, which we cut into lengths of less than one inch. Each bundle contains approximately 50,000 individual fibers and 96 of these bundles are placed into an aluminum housing, which forms an Array of Arrays.

      Microscopic Beads. In a separate process, we create sensors by affixing a specific type of molecule to each of the billions of microscopic beads in a batch. We make different batches of beads, with the beads in a given batch coated with one particular type of molecule. The particular molecules on a bead define that bead’s function as a sensor. For example, we create a batch of SNP sensors by attaching a particular DNA sequence to each bead in the batch. We combine batches of coated beads to form a pool specific to the type of array we intend to create. A bead pool one milliliter in volume contains sufficient beads to produce thousands of arrays. One of the advantages of this technology is that it allows us to create universal arrays for SNP genotyping. All of our SNP genotyping arrays are manufactured with the same set of sensors. This allows us to manufacture one type of array and by varying the reagent kit, still be able to use it to test for any combinations of SNPs.

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

      We have designed our proprietary Oligator technology for the parallel synthesis of many different oligonucleotides to meet the requirements of large-scale genomics applications. We believe that our Oligator technology is substantially more cost effective and provides higher throughput than available commercial alternatives. Our technology utilizes centrifugation for the automated parallel synthesis of oligonucleotides within each machine. Depending on the length of the oligonucleotide, each machine can synthesize up to approximately 1600 oligonucleotides per day. We believe we can expand this technology in the future and produce instruments with substantially greater capacity.

Key Advantages of Our BeadArray and Oligator Technologies

      We believe that our BeadArray and Oligator technologies provide distinct advantages, in a variety of applications, over competing technologies, by creating cost-effective, highly miniaturized arrays with the following advantages:

      High Throughput. The miniaturization of our BeadArray provides significantly greater information content per unit area than any other array known to us. To further increase throughput, we have formatted our arrays in a pattern arranged to match the wells of standard microtiter plates, allowing throughput levels of up to 3 million unique assays per microtiter plate. The Oligator’s parallel synthesis capability allows us to manufacture the diversity of oligonucleotides necessary to support large-scale genomic applications.

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

Our Strategy

      Our goal is to make our BeadArray platform the industry standard for products and services utilizing array technologies. We plan to achieve this by:

•	focusing on emerging high-growth markets;

•	rapidly commercializing our BeadArray technology for SNP genotyping;

•	developing and commercializing scanning instrument technology;

•	expanding our technologies into multiple product lines; and

•	strengthening our technological leadership.

Products and Services

      The first implementation of our BeadArray technology, the Array of Arrays, will be a disposable cassette with 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle will perform up to 2,000 unique assays. Therefore, one Array of Arrays can perform up to 192,000 individual assays simultaneously, more than any other array system known to us.

      By simply increasing the number of fiber optic bundles in the cassette, we can expand the Array of Arrays to match standard 384-well and 1,536-well microtiter plates. In these configurations, the Array of Arrays will be able to simultaneously perform approximately 768,000 and 3,072,000 unique assays, respectively.

      We intend to provide both products and services using our proprietary BeadArray platform. In partnership with Applied Biosystems, we are developing our first products based on our Array of Arrays. These products will include disposable Array of Arrays, reagent kits for SNP genotyping and instruments that automatically read data from our Array of Arrays.

SNP Genotyping

      During 2001, we introduced the first commercial application of our BeadArray technology by launching our SNP genotyping services business. We believe our genotyping facility, which can perform one million genotypes a day, has the highest throughput capability in the industry. During 2001, we signed our first services contract with GlaxoSmithKline and to date we have entered into six additional services contracts.

      We are designing our first consumable Array of Arrays product for SNP genotyping. This product is being developed in collaboration with our partner, Applied Biosystems and will use their proprietary OLA zip code assay format. The Array of Arrays will use a universal format that will allow it to analyze any set of SNPs. Illumina will manufacture the arrays and Applied Biosystems will manufacture the instrument and reagent kits and have responsibility for sales and marketing of the system. We expect this system to be commercialized by Applied Biosystems in mid-2002.

Gene Expression Profiling

      We will design our first product for gene expression profiling to test selected sets of approximately 100 to 2,000 genes on large numbers of samples. We believe that there is currently a need for a cost-effective and high-throughput gene expression profiling technology to analyze the activity of selected sets of genes from many samples simultaneously.

High-Throughput Synthesis

      We have put in place an oligonucleotide manufacturing facility that currently has the capability of producing five million oligonucleotides per year. In addition to their use to coat beads, these oligonucleotides may be components of the reagent kits for our BeadArray products and used for assay development. Because our production capacity exceeds our current internal needs for oligonucleotides, we began to offer oligonucleotides for sale to high volume users in 2001. We can provide oligonucleotides in a wide range of lengths and in several scales, with the ability to add many types of modifications. We offer a range of quality control options and have implemented a laboratory information management system to control much of the manufacturing process. We believe our proprietary Oligator technology is more cost effective than competing technologies allowing us the ability to market our oligonucleotides under a price leadership strategy.

Scanning Instrumentation

      In order to expand our business into additional areas of genetic analysis beyond SNP genotyping, we are developing a confocal laser scanning instrument that will integrate with our BeadArray technology. We plan to commercialize this instrument by the end of 2002.

Partnerships and Collaborations

      We have entered into the following strategic agreements with commercial entities to expand the functionality of our BeadArray technology and to provide distribution channels for the commercialization of our products and services:

      Applied Biosystems, a Division of Applera Corporation. In November 1999, we entered into a partnership with Applied Biosystems, a leading supplier of instruments and reagents to the life sciences and pharmaceutical industries. Illumina and Applied Biosystems will jointly implement Applied Biosystems’ proprietary OLA ZipCode assay format on Illumina’s proprietary Array of Arrays for SNP genotyping. We will develop and manufacture the Array of Arrays and Applied Biosystems will develop and manufacture the detection instrument and the reagent kits. Applied Biosystems and Illumina will co-brand products and Applied Biosystems will distribute them through their worldwide sales channels.

      In connection with this partnership, Applera Corporation invested $5.0 million to purchase shares of our preferred stock and has provided us with substantial research and development support through 2001. Illumina and Applied Biosystems will divide the profits from all partnership products, including instruments, array cassettes and reagent kits, after both parties have received repayment for cost-of-goods and sales and marketing expenses.

      Chevron U.S.A. In January 2001 we signed a research collaboration agreement with Chevron to develop a BeadArray designed to perform leak detection and discrimination of gasoline grades in the petroleum and petrochemical industries. The agreement was extended in January 2002. We retain all rights to commercialize any resulting products.

      We also have entered into collaborations with Tufts University, The Australian National University, Stanford University and The University of California, San Diego to develop new applications for our BeadArray technology.

Research and Development

      We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our BeadArray and Oligator technologies so that we can commercialize the initial products and services derived from these technologies. These efforts include among others:

•	We continue to seek ways to improve the yield and decrease the cost and time to manufacture our arrays. We are exploring ways to increase the level of automation in the manufacturing process and to develop more refined quality control measures to better control our processes. We currently have the infrastructure in place to manufacture approximately 5,000 arrays per year and plan to significantly increase that capacity in 2002.

•	We introduced a number of initiatives in 2001 to improve the yield and quality of our oligonucleotides while reducing cost substantially. By refining our understanding of the design and operation of our Oligator technology, we have been able to make numerous changes in our process, which we believe provides us a more cost effective system than competing technologies. During 2001 we more than doubled our production capacity to five million oligonucleotides per year. We expect these efforts will result in further increases in capacity per machine and lower costs per oligonucleotide during 2002.

•	We are developing a confocal laser scanning instrument that will integrate with our Array of Arrays for genetic analysis experiments. Confocal laser scanners provide the high sensitivity and resolution required to address the extremely dense geometries of our bead-based arrays. We expect to complete development and commercialize our initial scanning instrument by the end of 2002.

•	We have been exploring the underlying molecular biology and chemistry issues related to developing assays and performing experiments on our BeadArray platforms. By improving our processes and protocols, we have substantially increased the number of SNP assays we can process simultaneously in a single sample, as well as, on a single fiber. We believe that our current multiplexing levels are the highest in the industry and we expect to be able to increase this further in 2002.

•	One of the key benefits of our BeadArray technology is that it can be applied to other areas of genetic analysis and extended to applications outside the life science industry. We continue to explore and optimize the processes required to perform gene expression and proteomics analysis on our arrays. In addition, we have a research collaboration with Chevron to develop a BeadArray designed to perform leak detection and differentiation of gasoline grades in the petroleum and petrochemical industries.

      Our research and development expenses for the fiscal years 2001, 2000 and 1999 (exclusive of charges relating to stock based compensation) were $20.7 million, $13.6 million and $4.1 million, respectively. We expect research and development expense to increase in the future as we continue to expand our research and product development efforts.

Government Grants

      Government grants allow us to fund internal scientific programs and exploratory research. We retain ownership of all intellectual property and commercial rights generated during these projects, subject to a non-exclusive, non-transferable, paid-up license to practice, for or on behalf of the United States, inventions made with federal funds. This license is retained by the U.S. government as provided by applicable statutes and regulations. We do not believe that the retained license will have any impact on our ability to market our products. We do not need government approval to enter into collaborations or other relationships with third parties. We have six grants from the National Institutes of Health.

Intellectual Property

      We have an extensive patent portfolio, including ownership of, or exclusive licenses to, 17 issued U.S. patents and 60 pending U.S. patent applications, including two allowed applications, some of which derive from a common parent application. Our issued patents, which cover fiber optic arrays, bead array technology and chemical detection, expire between 2010 and 2018. We are seeking to extend this patent protection on our BeadArray, Oligator and related technologies. We have received or filed counterparts for many of these patents and applications in one or more foreign countries.

      We also rely upon trade secrets, know-how, copyright and trademark protection, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our BeadArray and Oligator technologies.

      We are party to various exclusive and non-exclusive license agreements with third parties, which grant us rights to use key aspects of our BeadArray, Oligator and instrument technologies. For example, we have an exclusive license from Tufts University to patents filed by Dr. David Walt, a member of our board of directors, the Chairman of our Scientific Advisory Board and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2017. These exclusive licenses are critical to our business. We also have a non-exclusive license with Amersham Biosciences covering certain patents related to confocal scanning instrumentation.

Manufacturing

      We manufacture our Array of Arrays and oligonucleotides in-house and can currently manufacture these in sufficient quantity to meet internal and external needs. We intend to rely upon Applied Biosystems to manufacture the imaging system and reagent kits for the collaboration SNP genotyping product that is expected to launch in mid-2002. We initially intend to develop in-house manufacturing capability for scanning instruments. We currently depend upon outside suppliers for materials used in the manufacture of our BeadArrays and Array of Arrays. We intend to continue, and may extend, the outsourcing of portions of our manufacturing process to subcontractors where we determine it is in our best commercial interests.

      During 2001, we moved into a new facility which allowed us to design the manufacturing areas to fit our specific processes, and optimize material flow and personnel movement. In addition, we have implemented custom laboratory information management systems for many of our manufacturing and services operations to manage all aspects of material and sample use. We adhere to access and safety standards required by federal, state and local health ordinances, such as standards for the use, handling and disposal of hazardous substances.

Competition

      Although we expect that our BeadArray products and services will provide significant advantages over currently available products and services, we expect to encounter intense competition from other companies that offer products and services for the SNP genotyping, gene expression and proteomics markets. These include companies such as Aclara Biosciences, Affymetrix, Agilent, Applied Biosystems, Caliper Technologies, Luminex, Motorola, Orchid Bioscience, Sequenom and Third Wave Technologies. Many of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we need to address. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase in the future. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over the existing products. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies. Although we believe that our technology will provide advantages to our products that will make them unique and enable us to compete effectively with these companies, we cannot assure you that we will be successful.

Employees

      As of December 30, 2001, we had a total of 179 employees, 55 of whom hold Ph.D. or M.D. degrees and 106 of whom are engaged in full-time research and development activities. We plan to expand our research and development programs as well as corporate collaborations and will hire additional staff as these initiatives are implemented. None of our employees is represented by a labor union. We consider our employee relations to be positive.

Executive Officers

      Our executive officers as of March 15, 2002, are as follows:

Name	Age	Position

Jay T. Flatley	49	President, Chief Executive Officer and Director
David L. Barker, Ph.D.	60	Vice President, Chief Scientific Officer
Paulette D. Cabral	57	Vice President of Human Resources
Mark S. Chee, Ph.D.	40	Founder, Vice President of Genomics
David C. Douglas	47	Vice President of Manufacturing
Noemi C. Espinosa	43	Vice President of Intellectual Property
Robert C. Kain	41	Vice President of Engineering
Timothy M. Kish	50	Vice President, Chief Financial Officer
Arnold Oliphant, Ph.D.	42	Vice President of Scientific Operations
John R. Stuelpnagel, DVM	44	Founder, Vice President of Business Development and Director

      Jay T. Flatley has served as our President, Chief Executive Officer and a Director since October 1999. Prior to joining Illumina, Mr. Flatley was co-founder, President, Chief Executive Officer and a Director of Molecular Dynamics, a life sciences company, from May 1994 to September 1999. He served in various other positions with that company from 1987 to 1994. From 1985 to 1987, Mr. Flatley was Vice President of Engineering and Vice President of Strategic Planning at Plexus Computers, a UNIX computer company. Mr. Flatley is a director at Bruker AXS, Inc. Mr. Flatley holds a B.A. in Economics from Claremont McKenna College and a B.S. and M.S. in Industrial Engineering from Stanford University.

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

      Paulette D. Cabral has served as our Vice President of Human Resources since March 2001. Prior to joining us, Ms. Cabral was the Vice President of Human Resources at Marimba, Inc., an internet infrastructure company, from July 2000 to February 2001. From December 1996 to July 2000, Ms. Cabral held various human resource positions at Molecular Dynamics, most recently, she was Vice President of Human Resources. Previous to that she held various positions at Acuson Corporation and Spectra Physics. Ms. Cabral holds a B.A. in Sociology from San Jose State University.

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

      Noemi C. Espinosa has served as our Vice President of Intellectual Property since May 2000 and our Corporate Secretary since January 2001. Prior to joining us, Ms. Espinosa was a partner with the firm of Brobeck, Phleger & Harrison LLP from January 1992 to April 2000, having joined the firm in 1990. From 1983 to 1990, Ms. Espinosa was associated with the intellectual property firm of Townsend & Townsend. Ms. Espinosa holds a B.S. in Chemical Engineering from San Jose State University and a J.D. from the University of California, Hastings College of Law. She is registered to practice before the United States Patent and Trademark Office.

      Robert C. Kain has served as our Vice President of Engineering since December 1999. Prior to joining us, Mr. Kain was Senior Director of Engineering at Molecular Devices from July 1999 to December 1999. Previously, Mr. Kain served as Director of Microarray Engineering at Molecular Dynamics from August 1998 to July 1999 and in other positions from August 1996 to August 1998. From 1983 to 1988, Mr. Kain was employed at DatagraphiX, an information technology equipment company. Mr. Kain received his B.S. in Physics from San Diego State University and his M.B.A. from St. Mary’s College.

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

      Arnold Oliphant, Ph.D., has served as our Vice President of Scientific Operations since October 2000. Prior to joining us, Dr. Oliphant was Vice President of Functional Genomics at Myriad Genetics, a genomics company, from 1997 to September 2000 and was Process Development and Production Director from January 1995 to June 1997. From January 1992 to January 1995, Dr. Oliphant held several positions at Pioneer Hybrid International, a plant genetics company and prior to that was an Assistant Professor at the University of Utah. Dr. Oliphant received his B.A. in biology from the University of Utah and his Ph.D. in Genetics from the Harvard Medical School.

      John R. Stuelpnagel, D.V.M., one of our founders, is our Vice President of Business Development, and a Director since April 1998. From April 1998 to October 1999, he served as Illumina’s acting President and Chief Executive Officer and was acting Chief Financial Officer through April 2000. While founding Illumina, Dr. Stuelpnagel was an associate with CW Group, a venture capital firm, from June 1997 to September 1998 and with Catalyst Partners, a venture capital firm, from August 1996 to June 1997. Dr. Stuelpnagel received his B.S. in Biochemistry and his Doctorate in Veterinary Medicine from the University of California, Davis and his M.B.A. from the University of California, Los Angeles.

Item 2.     Properties.

      Our principal research and development, manufacturing and administrative facilities occupy approximately 90,000 square feet of a newly constructed building in San Diego, California, which we purchased, along with eight acres of adjacent land, in January 2002. In addition, we lease a total of 26,000 square feet to two tenants in this building as well as an adjacent building on our property. The land has been approved for construction of a third building. We expect that these facilities, including the potential third building, will be sufficient for our San Diego based operations for the foreseeable future.

Item 3.     Legal Proceedings.

      In March 2001, a complaint seeking damages of an unspecified amount was filed against us by Anthony W. Czarnik in the Superior Court of the State of California in connection with the termination of Dr. Czarnik’s employment with Illumina. The case is set for trial on March 29, 2002. We believe that the lawsuit is without merit and intend to defend against the claims vigorously.

      We are not currently a party to any other material legal proceedings. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters.

      Our common stock has been quoted on the Nasdaq National Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low closing prices per share of the common stock as reported on the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

	High	Low

Fiscal 2000
Third Quarter (from July 28, 2000)	$46.63	$33.31
Fourth Quarter	$45.75	$16.00
Fiscal 2001
First Quarter	$21.75	$7.06
Second Quarter	$12.05	$5.88
Third Quarter	$13.16	$5.90
Fourth Quarter	$11.99	$5.95

      At March 15, 2002, there were approximately 209 stockholders of record and the price per share of our common stock, as reported on the Nasdaq National Market on such date, was $9.35.

Sales of Unregistered Securities

      None.

Use of Proceeds

      On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922). During 2000 and 2001 we used $16.4 million of these proceeds in connection with the purchase of land and buildings in January 2002. From the time of receipt through December 30, 2001, the remaining net proceeds were all applied to temporary investments in corporate commercial paper and notes, U.S. government and agency notes, and money market funds.

Item 6.	Selected Financial Data.

      The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statements of operations data for each of the three years ended December 30, 2001 and December 31, 2000 and 1999, and the period from our inception on April 28, 1998 through December 31, 1998, and the balance sheet data as of the years then ended, are derived from our audited financial statements.

Statements of Operations Data

				Period from
				April 28, 1998
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 30,	December 31,	December 31,	December 31,
	2001	2000	1999	1998

	(In thousands, except per share data)
Revenue
Product and service revenue	$996	$42	$37	$—
Research revenue	1,490	1,267	437	—

Total revenue	2,486	1,309	474	—
Costs and expenses:
Cost of revenue	557	—	—	—
Research and development (exclusive of stock based compensation of $3,114, $3,857, $612 and $62 in 2001, 2000, 1999 and 1998, respectively)	20,735	13,554	4,085	771
General and administrative (exclusive of stock based compensation of $2,736, $2,940, $346 and $16 in 2001, 2000, 1999 and 1998, respectively)	5,663	4,193	1,349	345
Amortization of deferred compensation and other non-cash compensation charges	5,850	6,797	958	78

Total costs and expenses	32,805	24,544	6,392	1,194

Loss from operations	(30,319)	(23,235)	(5,918)	(1,194)
Interest income, net	5,496	4,629	400	48

Net loss	$(24,823)	$(18,606)	$(5,518)	$(1,146)

Historical net loss per share, basic and diluted	$(0.83)	$(1.37)	$(3.91)	$(1.71)

Shares used in calculating historical net loss per share, basic and diluted	29,748	13,557	1,410	669

Pro forma net loss per share, basic and diluted		$(0.76)	$(0.40)	$(0.26)

Shares used in calculating pro forma net loss per share, basic and diluted		24,440	13,697	4,453

Balance Sheet Data

	December 30,	December 31,	December 31,	December 31,
	2001	2000	1999	1998

	(In thousands)
Cash, cash equivalents, restricted cash and investments	$93,786	$118,719	$33,088	$8,234
Working capital	91,452	126,260	32,881	8,231
Total assets	122,465	132,793	33,895	8,557
Accumulated deficit	(50,093)	(25,270)	(6,663)	(1,146)
Total stockholders equity	106,791	124,100	32,032	8,380

      See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute historical and pro forma basic and diluted net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion and analysis in this Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below as well as those discussed elsewhere.

Overview

      Illumina, Inc. was incorporated in April 1998. We are developing next-generation tools that will permit the large-scale analysis of genetic variation and function. Our proprietary BeadArrayTM technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, our technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary OligatorTM technology. In the second quarter of 2001, we initiated our SNP genotyping services business by entering into a contract with GlaxoSmithKline and we have since entered into six additional services contacts.

      In November 1999, we entered into a strategic partnership with Applied Biosystems under which our BeadArrayTM technology will be commercialized together with instruments, reagents and software manufactured and distributed by Applied Biosystems. We expect to commercialize the first products under this partnership in mid-2002.

      To date most of our revenues have been generated from government grants from the National Institutes of Health. As a result of the 2001 launch of our SNP genotyping services and custom oligonucleotide business, we generated product and service revenue of approximately $1.0 million during 2001. We are seeking to expand our customer base for these products and services, and we expect that Applied Biosystems will launch our collaboration SNP genotyping product in mid-2002. However, we cannot assure you that these efforts will be successful.

      We have incurred substantial operating losses since our inception. As of December 30, 2001, our accumulated deficit was $50.1 million, and total stockholders’ equity was $106.8 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products. We expect to continue to incur substantial and increasing costs for these activities over the next several years and to increase our selling, general and administrative costs as we begin to build up our sales and marketing infrastructure to expand and support the sale of products. As a result, we will need to increase revenue significantly to achieve profitability.

      Under our agreement with Applied Biosystems, we will receive a share of the profit earned on all components of the genotyping system sold by Applied Biosystems. Applied Biosystems also agreed to provide $10.0 million of non-refundable development support funding all of which has been received as of December 30, 2001. This funding has been recorded as deferred revenue, which will become realized at a rate of 25% of the total profit share we earn from sales of collaboration products. The remaining 75% of the profit share will be payable in cash by Applied Biosystems.

Results of Operations

Comparison of Years Ended December 30, 2001 and December 31, 2000

Revenue

      Revenue for the years ended December 30, 2001 and December 31, 2000 was $2.5 million and $1.3 million, respectively. Government grants and other research funding accounted for approximately 60% and 97% of our total revenue for the years ended December 30, 2001 and December 31, 2000, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue becomes a more important part of our business. In 2001, we began sales of custom oligonucleotides and most of the product revenue for this year was derived from those sales.

Research and Development Expenses

      Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and laboratory and manufacturing supplies. Research and development expenses increased $7.2 million to $20.7 million for the year ended December 30, 2001, from $13.5 million for the year ended December 31, 2000. The increase in costs over 2000 was primarily driven by higher headcount, related personnel costs and higher laboratory and manufacturing supplies required to continue development of our BeadArray technology, which is the underlying technology on which Illumina was founded. During 2001, our research activities in this area increased $5.5 million over 2000. These additional resources involved exploring and optimizing assays for various types of genetic analysis experiments, increasing the multiplexing level of our arrays, continuing development of the scanning instrumentation required to read our arrays and building up and testing our BeadArray based SNP genotyping services system. Approximately $0.5 million of the increase over 2000 was to support our Oligator technology platform, where we more than doubled our total manufacturing capacity to five million oligonucleotides per year through the development of a new version of our Oligator synthesizer. The remaining $1.2 million of expense increase was related to manufacturing process improvement activities mostly related to automating various parts of the manufacturing process to improve yields, cost, quality and processing time. We expect that our research and development expenses, including facilities related costs, will increase substantially in future years to support our collaborative research programs, internal product research and technology development.

General and Administrative Expenses

      Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $1.5 million to $5.7 million for the year ended December 30, 2001, from $4.2 million for the year ended December 31, 2000. A portion of this increase was due to increases in the sales and marketing costs required to launch and support our custom oligonucleotide sales and SNP genotyping services operations. The remaining increase was due to personnel and other costs associated with our transition to a public company and to support our growth as well as higher legal costs. We expect that our selling, general and administrative expenses will increase as we expand our staff, add sales and marketing infrastructure and incur additional costs to support our growth.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

      From our inception through July 25, 2000, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, we have recorded deferred stock compensation totaling $17.8 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated for financial reporting purposes on the date such stock options were granted or such restricted stock was sold. We recorded this amount as a component of stockholders’ equity and amortize the amount as a charge to operations over the vesting period of the restricted stock and options. We recorded amortization of this deferred compensation of $5.0 million and $5.4 million for the years ended December 30, 2001 and December 31, 2000, respectively. Subsequent to July 25, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

      For employees, founders and directors, deferred compensation represents the difference between the exercise price of the option or purchase price of the stock and the deemed fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. For consultants, deferred compensation is recorded at the fair value for the options granted or stock sold in accordance with Statement of Financial Accounting Standards No. 123 and is periodically remeasured and expensed in accordance with Emerging Issues Task Force No. 96-18. In connection with the sale of restricted common stock to consultants, we recorded $0.3 million of expense for the year ended December 31, 2000, which was expensed as our rights to repurchase the common stock lapsed.

      We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of approximately $0.9 million and $0.8 million for the years ended December 30, 2001 and December 31, 2000, respectively.

Interest Income, net

      Interest income on our cash and cash equivalents and investments was $6.2 million and $4.7 million for the years ended December 30, 2001 and December 31, 2000, respectively. Interest income increased in 2001 due to higher average levels of invested funds partially offset by lower effective interest rates. Interest expense was $0.7 million for the year ended December 30, 2001 as compared to $0.1 million for the year ended December 31, 2000. Interest expense for the year ended December 30, 2001 resulted primarily from a construction loan related to our new facility and from a loan arrangement for purchases of capital equipment. We expect interest expense to increase substantially in future periods following the assumption of a $26.0 million loan in January 2002 related to the purchase of our new facility.

Provision for Income Taxes

      We incurred net operating losses for the years ended December 30, 2001 and December 31, 2000, and accordingly, we did not pay any federal or state income taxes. We have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain. As of December 30, 2001, we had net operating loss carryforwards for federal and state tax purposes of approximately $22.2 million and $16.6 million, respectively, which begin to expire in 2020 and 2008.

      We also had federal and state research and development tax credit carryforwards of approximately $1.7 million and $1.2 million, respectively, which begin to expire in 2020, unless previously utilized.

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

Comparison of Years Ended December 31, 2000 and 1999

Revenue

      Revenue for the years ended December 31, 2000 and 1999 was $1.3 million and $0.5 million, respectively. Virtually all of our revenue for both years were derived from government grants.

Research and Development

      Research and development expenses increased $9.5 million to $13.6 million for the year ended December 31, 2000, from $4.1 million for the year ended December 31, 1999. This increase was primarily due to increased staffing and other personnel costs to support the continued research and scale-up of our BeadArray and Oligator technologies. Our technologies were in the early stages of development in these years.

General and Administrative Expenses

      General and administrative expenses increased $2.9 million to $4.2 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999. This increases was primarily attributable to an increase in administrative staffing necessary to manage and support our growth.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

      In connection with the grant of stock options and sale of restricted common stock to employees, founders and directors, we recorded deferred compensation of approximately $13.3 million and $4.3 million for the years ended December 31, 2000 and 1999, respectively. We recorded amortization of this deferred compensation of $5.4 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively. We recorded an additional $0.3 million and $0.4 million of expense related to restricted common stock sold to consultants for the year ended December 31, 2000 and 1999, respectively, which is expensed as our rights to repurchase the common stock lapse. We recorded an additional $0.3 million charge to operations for the acceleration of vesting of restricted stock during the year ended December 31, 2000. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of $0.8 million for the year ended December 31, 2000.

Interest Income, net

      Interest income was $4.7 million for the year ended December 31, 2000 as compared to $0.4 million for the year ended December 31, 1999. The increase in interest income was due to higher levels of invested funds. Interest expense was $93,000 for the year ended December 31, 2000 as compared to $48,000 for the year ended December 31, 1999.

Liquidity and Capital Resources

      As of December 30, 2001, we had cash (including restricted cash), cash equivalents and investments of approximately $93.8 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities not exceeding 18 months.

      Our operating activities used cash of $10.9 million in the year ended December 30, 2001, as compared to $14.3 million in the year ended December 31, 2000. Our use of cash for these periods primarily resulted from losses from operations, excluding amortization of non-cash charges, offset by receipt of funding from collaborators. Cash used in operations during 2000 included $8.5 million of payments made in connection with a lease and purchase arrangement related to buildings we purchased in 2002.

      Our investing activities used cash of $101.7 million in the year ended December 30, 2001 as compared to providing cash of $6.0 million in the year ended December 31, 2000. The large use of cash for investing activities in 2001 resulted from reinvesting short-term cash equivalents into longer maturity investments. Purchases of property and equipment increased approximately $11.5 million as compared to the prior year period, primarily due to higher purchases of manufacturing and research equipment and progress payments for construction of a new facility.

      Our financing activities provided cash of $0.7 million in the year ended December 30, 2001, as compared to $103.3 million in the year ended December 31, 2000. Cash provided by financing activities in 2001 consisted primarily of sales of our stock through option exercises and our employee stock purchase plan. In 2000, cash provided from investing activities resulted primarily from the sale of our stock through an initial public offering, which raised approximately $101 million.

      In October 1998, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at December 30, 2001.

      In July 2000, we entered into a 10-year lease to rent space in two newly constructed buildings that we now occupy. That lease contained an option to purchase the buildings together with eight acres of adjacent land that has been approved for construction of an additional building. At the time the lease was executed, we provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which was secured by restricted cash. In addition, we provided the developer $6.2 million of funding in the form of an interest bearing, secured loan with a term of approximately one year and a $0.5 million deposit. In December 2000, we paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. In addition, we made construction and other progress payments of $7.1 million in the year ended December 30, 2001. The purchase closed in January 2002, at which time, the letter of credit was cancelled and we assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36%.

      At December 30, 2001, the total of annual future minimum lease payments was $0.1 million and $1.1 million under operating and capital lease arrangements, respectively. These payments span one and three years, respectively. Total future minimum principal and interest payments under the mortgage we assumed in January 2002 are $24.8 million, representing payments of approximately $2.5 million per year for 10 years with a balloon payment of $21.2 million due at the end of the 10-year term.

      We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least the next 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, our ability to successfully commercialize our first products in partnership with Applied Biosystems and to expand our oligonucleotide and SNP genotyping services businesses. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Critical Accounting Policies

      Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our BeadArray and Oligator technologies. We have recognized only a small amount of revenue during our history, most of which has been derived from short term government grants. Accordingly, the large majority of our transactions to date have related to research and development spending. We expense all such expenditures in the period incurred. Bulk quantities of laboratory supplies and manufacturing raw materials are inventoried when acquired but expensed when placed in use for research activities.

      We have one significant collaborative agreement, under which we received non-refundable research funding support of $10.0 million through the end of 2001. All amounts received under that agreement were recorded as deferred revenue in accordance with SAB 101 and will not begin to be realized until the collaboration’s products are commercialized.

Recently Issued Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We do not expect the adoption of SFAS No. 141 and No. 142 to have a significant impact on our operating results or financial condition.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a significant impact on our operating results or financial condition.

Factors Affecting Our Operating Results

We have generated only a small amount of revenue from product sales to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

      We have incurred net losses since our inception and expect to continue to incur net losses. At December 30, 2001, our accumulated deficit was approximately $50.1 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

      We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, our manufacturing activities for arrays have been limited to supplying pre-commercial products for internal use by us and our collaborative partners. We have only recently begun manufacturing oligonucleotides for commercial sale and operating our internal SNP genotyping service business. We have not yet developed a commercial manufacturing process for scanning instrumentation.

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

      We may not be successful in the commercial development of products. We must conduct a substantial amount of additional research and development before some of our microarray products will be ready for sale. In addition, we are only at the early phase of offering custom oligonucleotides and SNP genotyping services to the market. Problems frequently encountered in connection with the development or early commercialization of products using new and unproven technologies might limit our ability to develop and successfully commercialize these products and services.

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

      We currently do not possess all of the resources or intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We will need either to develop a sales, marketing and support group with relevant experience or make appropriate arrangements with strategic partners in order to market and sell our products. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services. We have chosen to enter into an arrangement to develop and commercialize our initial SNP genotyping array product. We have entered into an agreement with Applied Biosystems to gain access to their proprietary chemistry format for use with the array products of the partnership and are currently amending that agreement to more specifically address the genotyping services portion of the partnership. Applied Biosystems also will fund, in part, the development of the array products. Our partnership agreement provides that Applied Biosystems will develop the detection instrument and reagent kits required for use with the genotyping array product, and will provide sales and marketing support for those products. If Applied Biosystems does not deliver the instrument in a timely way or successfully market the genotyping system or if Applied Biosystems elects to terminate or restrict the use of intellectual property within our partnership, we may not be able to develop or successfully commercialize our initial products or services on a timely basis, or at all. For instance, in 2001 we announced a delay in the introduction of our first product with Applied Biosystems to mid-2002. We may need to work with other corporate partners and collaborators to develop other chemistry formats and to gain access to genetic data for use with our technologies.

      We have limited or no control over the resources that any partner or collaborator may devote to our products. Any of our present or future partners or collaborators may not perform their obligations as expected. These partners or collaborators may breach or terminate their agreements with us or otherwise fail to meet their obligations or perform their collaborative activities successfully and in a timely manner. Further, any of our partners or collaborators may elect not to develop products arising out of our partnerships or collaborations or devote sufficient resources to the development, manufacture or commercialization of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products and our ability to generate revenue will decrease.

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

      We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of December 30, 2001. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

      Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations in our operating results could cause our stock price to fluctuate significantly or decline. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly in 2002. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses.

      Due to the possibility of fluctuations in our revenue and expenses, we believe that comparisons of our operating results are not a good indication of our future performance. For example, oligonucleotide sales may fluctuate quarter to quarter depending on market conditions or oligonucleotide needs for both our genotyping services business and internal research. Our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

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

      Our equipment financings, amounting to $0.9 million as of December 30, 2001, are all at fixed rates and therefore, have minimal exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

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

      Effective January 2000, we changed our fiscal year to be 52 or 53 weeks ending on the Sunday closest to December 31. Our quarters are 13 or 14 weeks ending on the Sunday closest to March 31, June 30 and September 30. For presentation purposes, the headings to the “Financial Statements” and “Managements

Discussion and Analysis of Financial Condition and Results of Operations” sections of our quarterly reports on Form 10-Q filed with the SEC on May 8, 2001 and August 13, 2001 reflected quarter end dates of March 31, 2001 and June 30, 2001 although actual quarter end dates were April 1, 2001 and July 1, 2001.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2002.

      (b) Identification of Executive Officers. Information concerning our executive officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

      (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Securities Exchange Act” contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2002.

Item 11.	Executive Compensation.

      Information concerning executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “Ownership of Securities” contained in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2002.

Item 13.	Certain Relationships and Related Transactions.

      Information concerning certain relationships is incorporated by reference from the sections entitled “Proposal 1 — Election of Directors,” “Executive Compensation and Other Information” and “Certain Transactions” contained in our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      (1) Financial Statements:

Page

Index to Financial Statements	F-
Report of Ernst & Young LLP, Independent Auditors	F-
Balance Sheets at December 30, 2001 and December 31, 2000	F-
Statements of Operations —Years Ended December 30, 2001 and December 31, 2000 and 1999	F-
Statements of Stockholders’ Equity — Years Ended December 30, 2001, December 31, 2000 and 1999	F-
Statements of Cash flows —Years Ended December 30, 2001, December 31, 2000 and 1999	F-
Notes to Financial Statements	F-

      (2) Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

      (3) Exhibits:

Exhibit
Number	Description of Document

2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws.
3.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investors Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.
4.3(5)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.
†10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
†10.2(1)	1998 Incentive Stock Plan.
†10.3(2)	2000 Employee Stock Purchase Plan (Filed as Exhibit 99.2).
10.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for Illumina’s principal offices.
10.5(1)	Joint Development Agreement dated November 1999 between Registrant and PE Corporation (with certain confidential portions omitted).
10.6(1)	Asset Purchase Agreement dated November 1998 between Registrant and nGenetics, Inc. (with certain confidential portions omitted).
10.7(1)	Asset Purchase Agreement dated March 2000 between Registrant and Spyder Instruments, Inc. (with certain confidential portions omitted).
10.8(1)	License Agreement dated May 1998 between Tufts and Registrant (with certain confidential portions omitted).

Exhibit
Number	Description of Document

10.9(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.
†10.10(3)	2000 Stock Plan (Filed as Exhibit 99.1).
10.11(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10.12(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10.13(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).
10.14(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.
10.15(7)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.
10.16(7)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10.17(7)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
24.1	Power of Attorney (included on the signature page).

†	Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-8 filed March 29, 2001.

(4)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(6)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended September 30, 2001 filed November 14, 2001.

      (b) Reports on Form 8-K

      We did not file a Current Report on Form 8-K during the quarter ended December 30, 2001.

Supplemental Information

      No Annual Report to stockholders or proxy materials have been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

ILLUMINA, INC.

By:	/s/ JAY T. FLATLEY _______________________________________ Jay T. Flatley

President and Chief Executive Officer

March 29, 2002

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

Name	Title	Date

/s/ JAY T. FLATLEY Jay T. Flatley	President and Chief Executive Officer Director (Principal Executive Officer)	March 29, 2002

/s/ TIMOTHY M. KISH Timothy M. Kish	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ JOHN R. STUELPNAGEL John R. Stuelpnagel	Vice President of Business Development Director	March 29, 2002

/s/ R. SCOTT GREER R. Scott Greer	Director	March 29, 2002

/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 29, 2002

Name	Title	Date

/s/ GEORGE POSTE George Poste	Director	March 29, 2002

/s/ WILLIAM H. RASTETTER William H. Rastetter	Director	March 29, 2002

/s/ DAVID R. WALT David R. Walt	Director	March 29, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Illumina, Inc.

      We have audited the accompanying balance sheets of Illumina, Inc. as of December 30, 2001 and December 31, 2000, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 30, 2001, December 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illumina, Inc. at December 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years ended December 30, 2001, December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California

January 25, 2002

ILLUMINA, INC.

BALANCE SHEETS

	December 30,	December 31,
	2001	2000

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,165	$116,102
Investments, available for sale	86,329	1,001
Restricted cash	3,292	1,616
Accounts and interest receivable, net	1,266	932
Note receivable	—	6,340
Inventory, net	971	71
Prepaid expenses and other current assets	237	3,005

Total current assets	96,260	129,067
Property and equipment, net	25,972	3,289
Intangible assets, net	—	38
Other assets	233	399

Total assets	$122,465	$132,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,975	$727
Accrued liabilities	2,536	1,818
Current portion of equipment financing	297	261

Total current liabilities	4,808	2,806
Noncurrent portion of equipment financing	590	887
Deferred revenue	10,048	5,000
Other long term liabilities	228	—
Commitments Stockholders’ equity:
Common stock, $.01 par value, 120,000,000 shares authorized, 32,233,774 shares issued and outstanding at December 30, 2001, 31,964,864 shares issued and outstanding at December 31, 2000.	322	320
Additional paid-in capital	163,896	163,079
Deferred compensation	(8,083)	(14,029)
Accumulated other comprehensive income	749	—
Accumulated deficit	(50,093)	(25,270)

Total stockholders’ equity	106,791	124,100

Total liabilities and stockholders’ equity	$122,465	$132,793

See accompanying notes.

ILLUMINA, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,
	2001	2000	1999

	(In thousands except per share amounts)
Revenue
Product and service revenue	$996	$42	$37
Research revenue	1,490	1,267	437

Total revenue	2,486	1,309	474
Costs and expenses:
Cost of product and service revenue	557	—	—
Research and development (exclusive of stock based compensation of $3,114, $3,857 and $612 in 2001, 2000 and 1999, respectively)	20,735	13,554	4,085
General and administrative (exclusive of stock based compensation of $2,736, $2,940 and $346 in 2001, 2000 and 1999, respectively)	5,663	4,193	1,349
Amortization of deferred compensation and other non-cash compensation charges	5,850	6,797	958

Total costs and expenses	32,805	24,544	6,392

Loss from operations	(30,319)	(23,235)	(5,918)
Interest income, net	5,496	4,629	400

Net loss	$(24,823)	$(18,606)	$(5,518)

Historical net loss per share, basic and diluted	$(0.83)	$(1.37)	$(3.91)

Shares used in calculating historical net loss per share, basic and diluted	29,748	13,557	1,410

Pro forma net loss per share, basic and diluted		$(0.76)	$(0.40)

Shares used in calculating pro forma net loss per share, basic and diluted		24,440	13,697

See accompanying notes.

ILLUMINA, INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional		Unrealized			Total
					Paid-in	Deferred	Gain/(Loss) on	Note	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Investments	Receivable	Deficit	Equity

	(In thousands)
Balance at December 31, 1998	11,836	$9,398	3,456	$35	$380	$(287)	$—	$—	$(1,146)	$8,380
Issuance of common stock including exercise of stock options for cash and note receivable	—	—	297	3	—	—	—	—	—	3
Issuance of restricted common stock for cash	—	—	1,367	14	110	—	—	(5)	—	119
Issuance of common stock for technology	—	—	35	—	101	—	—	—	—	101
Repurchase of restricted common stock	—	—	(16)	—	—	—	—	—	—	—
Issuance of Series C preferred stock at $4.00 per share for cash	7,000	28,000	—	—	—	—	—	—	—	28,000
Deferred compensation related to stock options and restricted stock	—	—	—	—	4,334	(4,334)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	594	—	—	—	594
Deferred compensation related to restricted stock purchased by consultants	—	—	—	—	363	—	—	—	—	363
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	—	—	—	—	(5,518)	(5,518)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(5,528)

Balance at December 31, 1999.	18,836	37,398	5,139	52	5,288	(4,027)	(10)	(5)	(6,664)	32,032
Issuance of common stock for cash, technology and services, net of repurchased shares	—	—	7,990	80	103,782	—	—	—	—	103,862
Conversion of convertible preferred stock into common stock, in connection with the initial public offering	(18,836)	(37,398)	18,836	188	37,210	—	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	—	5	—	5
Deferred compensation related to stock options and restricted stock	—	—	—	—	13,522	(13,272)	—	—	—	250
Deferred compensation related to restricted stock purchased by consultants	—	—	—	—	3,277	(2,962)	—	—	—	315
Amortization of deferred compensation	—	—	—	—	—	6,232	—	—	—	6,232
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	—	—	—	(18,606)	(18,606)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(18,596)

Balance at December 31, 2000.	—	—	31,965	320	163,079	(14,029)	—	—	(25,270)	124,100
Issuance of common stock for cash, net of repurchased shares	—	—	269	2	913	—	—	—	—	915
Amortization of deferred compensation	—	—	—	—	—	5,850	—	—	—	5,850
Reversal of deferred compensation related to stock options and restricted stock of terminated employees	—	—	—	—	(96)	96	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	749	—	—	749
Net loss	—	—	—	—	—	—	—	—	(24,823)	(24,823)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(24,074)

Balance at December 30, 2001.	—	$—	32,234	$322	$163,896	$(8,083)	$749	$—	$(50,093)	$106,791

See accompanying notes.

ILLUMINA, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,
	2001	2000	1999

	(In thousands)
Operating activities
Net loss	$(24,823)	$(18,606)	$(5,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for technology and services	—	1,722	101
Depreciation and amortization	1,474	468	43
Amortization of premium/(discount) on investments	439	(70)	54
Amortization of deferred compensation and other non-cash compensation charges	5,850	6,797	958
Changes in operating assets and liabilities:
Accounts and interest receivable	(334)	(624)	—
Inventory	(900)	(71)	(206)
Prepaid expenses and other current assets	(39)	(2,908)	(24)
Note receivable	—	(6,340)	—
Deferred revenue	5,048	3,750	1,250
Other assets	166	(364)	—
Accounts payable	1,248	409	188
Accrued liabilities	718	1,525	247
Other long term liabilities	228	—	—

Net cash used in operating activities	(10,925)	(14,312)	(2,907)

Investing activities
Purchase of investment securities	(166,762)	(10,293)	(16,245)
Sales and maturities of investment securities	80,068	19,680	4,256
Purchase of property and equipment	(14,972)	(3,428)	(295)

Net cash provided by (used in) investing activities	(101,666)	5,959	(12,284)

Financing activities
Proceeds from note payable, net of repayments	(261)	1,146	—
Proceeds from stock subscription receivable	—	5	—
Proceeds from issuance of common stock, net of repurchased shares	915	102,140	121
Net proceeds from issuance of Series C preferred stock	—	—	28,000

Net cash provided by financing activities	654	103,291	28,121

Net increase (decrease) in cash and cash equivalents	(111,937)	94,938	12,930

Cash and cash equivalents at beginning of the year	116,102	21,164	8,234

Cash and cash equivalents at end of the year	$4,165	$116,102	$21,164

Non-cash investing and financing transactions:
Issuance of stock for stock subscription receivable	$—	$—	$5

Issuance of stock for technology and services	$—	$1,722	$101

See accompanying notes.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Organization and Business

      Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company is developing next-generation tools that will permit the large-scale analysis of genetic variation and function. The Company’s proprietary BeadArrayTM technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, the Company’s technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses incurred during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than three months when purchased.

Investments

      The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests its excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method. Realized gains, net of losses, totaled $366,265 for the year ended December 30, 2001. There were no material realized gains or losses for the year ended December 31, 2000.

      At December 30, 2001 and December 31, 2000, investments consist of the following (in thousands):

	December 30, 2001

	Amortized		Unrealized
	Cost	Market Value	Gain (Loss)

US Treasury securities	$6,204	$6,134	$(70)
Corporate debt securities	79,376	80,195	819

Total	$85,580	$86,329	$749

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2000

	Amortized		Unrealized
	Cost	Market Value	Gain (Loss)

Corporate debt securities	$1,001	$1,001	$—

Total	$1,001	$1,001	$—

      Investment maturities at December 30, 2001 are as follows:

Market Value

Within one year	$18,500
After one year through five years	51,931
After five years through ten years	447
Mortgage backed securities	15,451

Total	$86,329

Restricted Cash

      Restricted cash consists of a money market fund that is used as collateral against a letter of credit.

Fair Value of Financial Instruments

      Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventories, as of December 30, 2001 and December 31, 2000 represent raw materials.

Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method.

Acquired Technology Rights

      Intangible assets consist of acquired technology rights related to the acquisition of nGenetics in 1998. The purchase price was $114,999, consisting of 124,152 shares of Series B preferred stock, valued at $0.926 per share, the selling price paid in cash by outside investors in a contemporaneous sale of stock.

      In accordance with Accounting Practice Board (“APB”) Opinion No. 17, Accounting for Intangible Assets, the acquired technology rights of $113,600 were recorded at cost. The rights related to the acquired technology were amortized over its estimated useful life (three years) and the Company has amortized $113,600 through December 30, 2001.

Long-Lived Assets

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

future cash flows associated with the use of the asset and adjusts the value of the asset accordingly. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 30, 2001.

Revenue Recognition

      The Company has two primary sources of revenue, which are product sales and government grants. Product revenues primarily consist of revenues from the sales of oligonucleotides and revenues are recognized upon shipment and passage of title. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company complies with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which became effective in the fourth quarter of 2000. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

      Revenue from government grants is recognized on a percentage of completion basis as related costs are incurred, provided that amounts earned are not subject to refund if the research is unsuccessful. Any payments received in advance of the Company completing its performance obligations with respect to earning revenue are deferred in accordance with SAB 101 until the related performance obligations have been completed.

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

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

      In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has disclosed comprehensive loss as a component of stockholders’ equity.

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

      The following table presents the calculation of net loss per share (in thousands except per share data):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,
	2001	2000	1999

Net loss	$(24,823)	$(18,606)	$(5,518)

Basic and diluted net loss per share	$(0.83)	$(1.37)	$(3.91)

Weighted-average shares used in computing historical net loss per share, basic and diluted	29,748	13,557	1,410

Pro forma net loss per share, basic and diluted		$(0.76)	$(0.40)

Shares used above		13,557	1,410
Pro forma adjustment to reflect weighted-average effect of assumed conversion of convertible preferred stock		10,883	12,287

Shares used in computing pro forma net loss per share, basic and diluted		24,440	13,697

      The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 5,352,950, 4,482,069 and 22,649,271 for the years ended December 30, 2001, December 31, 2000 and 1999, respectively.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Segment Reporting

      The Company has determined that it operates in only one segment.

Fiscal Year

      The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31.

Effect of New Accounting Standards

      The FASB has issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The impact on the financial statements is not material.

      The FASB has issued SFAS No. 142, Goodwill and Other Intangible Assets,which establishes a new basis for accounting for intangible assets deemed to have indefinite lives. Such assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indicators of impairment arise. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. This statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company intends to adopt the new Statement effective January 1, 2002. The impact on the financial statements is not material.

      The FASB has issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2002. The impact on the financial statements is not material.

      The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121, however, it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS No. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company intends to adopt the new Statement effective January 1, 2002. The impact on the financial statements is not material.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.     Balance Sheet Account Details

      Accounts and interest receivable consist of the following (in thousands):

	December 30,	December 31,
	2001	2000

Accounts receivable from product and service sales	$291	$—
Accounts receivable from government grants	102	243
Interest receivable	891	676
Other receivables	15	13

	1,299	932
Allowance for doubtful accounts	(33)	(—)

Total	$1,266	$932

      Property and equipment consist of the following (in thousands):

	December 30,	December 31,
	2001	2000

Laboratory and manufacturing equipment	$6,445	$2,531
Computer equipment	3,400	1,103
Furniture and fixtures	1,565	90
Construction in progress, building	16,391	—

	27,801	3,724
Accumulated depreciation and amortization	(1,829)	(435)

Total	$25,972	$3,289

      Accrued liabilities consist of the following (in thousands):

	December 30,	December 31,
	2001	2000

Compensation	$1,323	$993
Professional fees	904	737
Taxes and other	309	88

Total	$2,536	$1,818

3.     Stockholders’ Equity

Common stock

      As of December 30, 2001, the Company has 32,233,774 shares of common stock outstanding, of which 4,909,333 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of December 30, 2001, 1,972,154 shares of common stock were subject to repurchase.

Warrants

      In connection with a lease financing facility in 1998 (Note 6), the Company issued the lessor warrants to purchase 43,183 shares of common stock at $.926 per share. These warrants were exercised in February 2001.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Options

      In June 2000, the Company’s board of directors and stockholders adopted the 2000 Stock Plan. The 2000 Stock Plan amended and restated the 1998 Incentive Stock Plan and increased the shares reserved for issuance by 4,000,000 shares. In addition, the 2000 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors.

      In 1998, the Company adopted the 1998 Incentive Stock Plan (the “Plan”) and had reserved 5,750,000 shares of common stock for grants under the Plan. The Plan provides for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company. The Plan provides that incentive stock options will be granted only to employees at no less than the fair value of the Company’s common stock, as determined by the board of directors at the date of the grant. Options generally vest 20% one year from the date of grant and ratably each month thereafter for a period of 48 months and expire ten years from date of grant. In December 1999, the Company modified the plan to allow for acceleration of vesting in the event of an acquisition or merger.

      A summary of the Company’s stock option activity from April 28, 1998 (inception) through December 30, 2001 follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at December 31, 1998	525,000	$0.02
Granted	495,200	$0.10
Exercised	(297,416)	$0.01
Cancelled	(77,584)	$0.03

Outstanding at December 31, 1999	645,200	$0.08
Granted	1,254,764	$11.09
Exercised	(191,318)	$0.08
Cancelled	(201,250)	$5.18

Outstanding at December 31, 2000	1,507,396	$8.57
Granted	2,166,100	$8.78
Exercised	(163,523)	$0.84
Cancelled	(129,177)	$11.26

Outstanding at December 30, 2001	3,380,796	$8.97

      At December 30, 2001, options to purchase approximately 321,696 shares were exercisable and 4,604,697 shares remain available for future grant.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Following is a further breakdown of the options outstanding as of December 30, 2001:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$0.03 - 1.00	653,325	7.62	$0.37	145,921	$0.35
$5.00 - 5.99	884,398	9.55	$5.86	56,061	$5.00
$6.00 - 8.88	676,821	9.19	$7.86	21,673	$6.00
$8.89 - 14.50	703,500	9.39	$10.71	17,597	$13.93
$15.25 - 22.56	220,000	9.02	$19.77	21,924	$19.58
$30.06 - 45.75	242,752	8.77	$31.78	58,520	$31.81

	3,380,796			321,696

      Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the dates of grant using the fair value option pricing model (Black Scholes) with the following weighted-average assumptions for 2001, 2000, and 1999: (a) weighted average risk-free interest rate of 4.0% to 6.5%, (b) expected dividend yield of 0%, (c) anticipated volatility of 70% and (d) five year estimated life of the options.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows (in thousands except per share amounts):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,
	2001	2000	1999

Adjusted pro forma net loss	$(25,168)	$(15,697)	$(4,869)
Adjusted pro forma basic net loss per share	$(0.85)	$(1.16)	$(3.45)

      The pro forma effect on net loss presented is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than five years of vesting.

2000 Employee Stock Purchase Plan

      In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,458,946 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. 64,674 shares were issued under the 2000 Employee Stock Purchase Plan during fiscal 2001.

Deferred Stock Compensation

      Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, the Company has recorded deferred stock compensation totaling approximately $17.8 million, representing the difference between the exercise or purchase price and the fair value of the Company’s common stock as estimated by the Company’s

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options and restricted stock. During the year ended December 30, 2001, the Company recorded amortization of deferred stock compensation expense of approximately $5.0 million.

      In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company’s management for financial reporting purposes on the date of modification. Each consultant had already vested in a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock was expensed. The deferred consultant compensation related to the unvested stock of $3.0 million was recorded in February 2000 and will be amortized ratably over the contracted service periods. The Company amortized approximately $0.9 million of this deferred compensation in the year ended December 30, 2001.

      The following is a breakdown of the amortization of deferred compensation and other non-cash charges (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	December 31,
	2001	2000	1999

Research and development	$3,114	$3,857	$612
General and administrative	2,736	2,940	346

	$5,850	$6,797	$958

Shares Reserved for Future Issuance

      At December 30, 2001, the Company has reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Plan	7,986
2000 Employee Stock Purchase Plan	1,394

9,380

4.     Collaborative Agreements

Applera Corporation

      In November 1999, the Company signed a collaborative agreement with Applera Corporation through its Applied Biosystems unit (“ABI”) under which both companies will perform certain research activities with an objective of developing and commercializing products utilizing the Company’s technology. In conjunction with the agreement, ABI purchased 1,250,000 shares of Series C convertible preferred stock at $4.00 per share. Under the agreement, ABI agreed to provide the Company with non-refundable research and development support, all of which has been provided as of December 30, 2001. Upon commercialization of the products developed under the collaboration, the Company will share in the operating profits resulting from the sale of such products. The Company has deferred recognition of revenue from the research funding of $10,000,000 provided by ABI, and will recognize such amounts as revenue at the rate of 25% of the total profit share the Company earns from the sales of collaborative products.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other Agreements

      The Company has various research agreements with several commercial, governmental and academic organizations for which the Company performs research activities. These organizations fund the research efforts, the revenue for which is recognized as the procedures are performed.

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

      Four projects were acquired in the purchase of these technologies. Three projects are related to the development of instrumentation for oligonucleotide synthesis. These three projects differ in the size and capacity of the instrumentation. The first of these projects was approximately 50% complete at the date of acquisition and was completed in approximately nine months at a cost of $1.0 million. Revenue from this project commenced in February 2001. The remaining three projects were approximately 20%, 10% and 20% complete at the date of acquisition and have no projected completion date at this time.

6.     Commitments

Building Loan

      In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. At the time the lease was executed, the Company provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which was secured by restricted cash. In addition the Company provided the developer $6.2 million of funding in the form of an interest bearing, secured loan with a term of approximately one year and a $0.5 million deposit. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. In addition, the Company made construction and other progress payments of $7.1 million in the year ended December 30, 2001. The purchase closed in January 2002, at which time, the letter of credit was cancelled and the Company assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%.

      The Company will make payments under the loan totaling $2.3 million in 2002 and $2.5 million per year thereafter until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

Leases

      In October 1998, the Company entered into a $1,000,000 lease financing arrangement with a lease financing corporation. As of December 31, 1999, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3,000,000 loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of December 31, 2001, $1,682,318 remains available under this loan arrangement. Cost and accumulated depreciation of equipment under capital leases at December 30, 2001 is $1,317,682 and $584,925, respectively. Depreciation of equipment under capital leases are included in depreciation expense.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 30, 2001, annual future minimum rental payments under the Company’s operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases

2002	$115	$394
2003	—	394
2004	—	263

Total minimum lease payments	$115	1,051

Less amount representing interest		(164)

Total present value of minimum payments		887
Less current portion		(297)

Non-current portion		$590

      Rent expense for the years ended December 30, 2001, December 31, 2000 and 1999 was $1,495,395 $1,324,317 and $620,387, respectively.

      The balances due under these obligations approximate fair value.

7.     Income Taxes

      At December 30, 2001, the Company has federal and state tax net operating loss carryforwards of approximately $22,203,000 and $16,550,000, respectively. The federal and state tax loss carryforwards will begin expiring in 2020 and 2008 respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $1,667,000 and $1,200,000 respectively, which will begin to expire in 2020, unless previously utilized.

      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three year period.

      Significant components of the Company’s deferred tax assets as of December 30, 2001 and December 31, 2000 are shown below (in thousands). A valuation allowance has been established as of December 30, 2001 and December 31, 2000 to offset the deferred tax assets as realization of such assets is uncertain.

	December 30,	December 31,
	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$8,723	$6,526
Research and development and other credit carryforwards	2,633	1,265
Deferred revenue	4,094	—
Other	1,613	668

Total deferred tax assets	17,063	8,459
Valuation allowance for deferred tax assets	(17,063)	(8,459)

Net deferred taxes	$—	$—

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.     Retirement Plan

      The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary and no such contributions were made during the years ended December 30, 2001, December 31, 2000 and 1999.

9.     Quarterly Financial Information (Unaudited)

      The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2001 and 2000 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001:
Total revenues	$564	$470	$691	$761
Total expenses	7,256	7,884	7,971	9,694
Other income, net	1,774	1,521	1,495	706
Net loss	(4,918)	(5,893)	(5,785)	(8,227)
Historical net loss per share, basic and diluted	(0.17)	(0.20)	(0.19)	(0.27)

2000:
Total revenues	$83	$79	$662	$485
Total expenses	5,426	5,838	6,045	7,235
Other income, net	497	490	1,508	2,134
Net loss	(4,846)	(5,269)	(3,875)	(4,616)
Historical net loss per share, basic and diluted	(2.23)	(2.05)	(0.19)	(0.16)
Pro forma net loss per share, basic and diluted	(0.23)	(0.25)	(0.15)	(0.16)