Form 10-Q
period 2002-03-31
ILLUMINA INC
filed 2002-05-13
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2002

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

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,327,591 Shares

Class	Outstanding at March 31, 2002

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.
Condensed Balance Sheets

	March 31,	December 30,
	2002	2001

	(unaudited)	(Note)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$10,417	$4,165
Investments, available for sale	77,363	89,621
Accounts and interest receivable, net	1,525	1,266
Inventory, net	1,080	971
Prepaid expenses and other current assets	262	237

Total current assets	90,647	96,260
Property and equipment, net	49,317	25,972
Intangible and other assets, net	588	233

Total assets	$140,552	$122,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,264	$4,511
Current portion of long-term debt	319	—
Current portion of equipment note obligations	306	297

Total current liabilities	4,889	4,808
Long-term debt, less current portion	25,619	—
Deferred revenue	10,173	10,048
Other long-term liabilities	740	818
Commitments
Stockholders’ equity	99,131	106,791

Total liabilities and stockholders’ equity	$140,552	$122,465

Note: The Balance Sheet at December 30, 2001 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended

	March 31,	April 1,
	2002	2001

	(In thousands, except
	per share amounts)
Revenue
Product and service revenue	$540	$28
Research revenue	729	536

Total revenue	1,269	564
Operating expenses:
Cost of revenue	339	14
Research and development (exclusive of stock based compensation of $662 and $850 for the three months ended March 31, 2002 and April 1, 2001, respectively)	7,092	4,450
General and administrative (exclusive of stock based compensation of $563 and $757 for the three months ended March 31, 2002 and April 1, 2001, respectively)	1,642	1,185
Amortization of deferred compensation and other non-cash compensation charges	1,225	1,607

Total operating expenses	10,298	7,256

Loss from operations	(9,029)	(6,692)
Interest income, net	362	1,774

Net loss	$(8,667)	$(4,918)

Net loss per share, basic and diluted	$(0.28)	$(0.17)

Shares used in calculating net loss per share, basic and diluted	30,455	29,224

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended

	March 31,	April 1,
	2002	2001

	(In thousands)
Operating activities:
Net loss	$(8,667)	$(4,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	959	192
Amortization of premium on investments	252	1
Amortization of deferred compensation and other non-cash compensation charges	1,225	1,607
Changes in operating assets and liabilities:
Accounts and interest receivable	(259)	144
Inventory	(109)	(170)
Prepaid expenses and other current assets	(25)	39
Deferred revenue	125	188
Other assets	(355)	—
Accounts payable and accrued liabilities	(247)	628
Other liabilities	2	—

Net cash used in operating activities	(7,099)	(2,289)

Investing activities:
Purchase of investment securities	(25,222)	—
Maturity of investment securities	36,623	985
Purchase of property and equipment	(24,304)	(1,595)

Net cash used in investing activities	(12,903)	(610)

Financing activities:
Proceeds from long term debt	26,000	—
Payments on long term debt	(62)	—
Payments on equipment note obligations	(71)	(62)
Proceeds from issuance of common stock, net of repurchased shares	387	458

Net cash provided by financing activities	26,254	396

Net increase (decrease) in cash and cash equivalents	6,252	(2,503)
Cash and cash equivalents at beginning of period	4,165	116,102

Cash and cash equivalents at end of period	$10,417	$113,599

See accompanying notes.

ILLUMINA, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. General

Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company is developing next-generation tools that will permit the large-scale analysis of genetic variation and function. The Company’s proprietary BeadArray™ technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, the Company’s technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages.

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2001 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K.

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

Note 2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost) or market. The components of inventories are as follows:

	March 31,	December 30,
	2002	2001

	(In thousands)
Raw materials	$913	$971
Work in process	165	—
Finished goods	2	—

	$1,080	$971

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

Note 3. 2000 Employee Stock Purchase Plan

In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,458,946 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001; in fiscal 2002, the Board of Directors elected to not provide for the annual increase. In February 2002, 49,220 shares were issued under the Purchase Plan.

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

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options were excluded from diluted net loss per share because of their anti-dilutive effect.

Note 5. Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30.

Note 6. Commitments and Long-Term Debt

In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. At the time the lease was executed, the Company provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which was secured by restricted cash. In addition the Company provided the developer $6.2

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

million of funding in the form of an interest bearing, secured loan with a term of approximately one year and a $0.5 million deposit. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. The purchase closed in January 2002, at which time the letter of credit was cancelled and the Company assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%.

The Company will make payments under the loan totaling $2.3 million in 2002 and $2.5 million per year thereafter until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

In October 1998, the Company entered into a $1.0 million lease financing arrangement with a lease financing corporation. As of December 31, 1999, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of March 31, 2002, $1.7 million remains available under this loan arrangement.

Note 7. Effect of New Accounting Standards

The FASB has issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. There was no impact on the financial statements.

The FASB has issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new basis for accounting for intangible assets deemed to have indefinite lives. Such assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indicators of impairment arise. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. This statement was required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. There was no impact on the financial statements.

The FASB has issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2002. The impact on the financial statements is not expected to be material.

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121, however, it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS No. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. The impact on the financial statements is not material.

ILLUMINA, INC.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 30, 2001 included in the Company’s Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Illumina, Inc. was incorporated in April 1998. We are developing next-generation tools that will permit the large-scale analysis of genetic variation and function. Our proprietary BeadArray™ technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients. In addition to the life sciences and pharmaceutical industries, our technology will have applicability across a wide variety of industries, including agriculture, petrochemicals and food, flavor and beverages. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary Oligator™ technology. In the second quarter of 2001, we initiated our SNP genotyping services business by entering into a contract with GlaxoSmithKline and we have entered into seven new services contracts in 2002.

In November 1999, we entered into a strategic partnership with Applied Biosystems under which our BeadArray™ technology will be commercialized together with instruments, reagents and software manufactured and distributed by Applied Biosystems. We expect Applied Biosystems to commercialize the first products under this partnership in mid-2002.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

To date, most of our revenues have been generated from government grants from the National Institutes of Health. As a result of the 2001 launch of our SNP genotyping services and custom oligonucleotide business, we generated product and service revenue of approximately $1.0 million during fiscal 2001, and $0.5 million in the three months ended March 31, 2002. We are seeking to expand our customer base for these products and services, and we expect that Applied Biosystems will launch our collaboration SNP genotyping system in mid-2002. However, our expansion efforts may not be successful; in addition, we have no control over the efforts of our collaborator.

We have incurred substantial operating losses since our inception. As of March 31, 2002, our accumulated deficit was $58.8 million, and total stockholders’ equity was $99.1 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services. We expect to continue to incur substantial and increasing costs for these activities over the next several years and to increase our selling, general and administrative costs as we begin to build up our sales and marketing infrastructure to expand and support the sale of products and services. As a result, we will need to increase revenue significantly to achieve profitability.

Under our agreement with Applied Biosystems, we will receive a share of the profit earned on all components of the SNP genotyping system sold by Applied Biosystems. Applied Biosystems also agreed to provide $10.0 million of non-refundable development support funding, all of which had been received as of December 30, 2001. This funding has been recorded as deferred revenue, which will become realized at a rate of 25% of the total profit share we earn from sales of collaboration products. The remaining 75% of the profit share will be payable in cash by Applied Biosystems.

Results of Operations

Three Months Ended March 31, 2002 and April 1, 2001

Revenue

Revenue for the three months ended March 31, 2002 and April 1, 2001 was $1.3 million and $0.6 million, respectively. Government grants and other research funding accounted for approximately 57% and 95% of our total revenue for the three months ended March 31, 2002 and April 1, 2001, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue become a more important part of our business. In 2001, we began sales of custom oligonucleotides and most of the product and service revenue for the three months ended March 31, 2002 was derived from those sales.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Cost of Revenue

Cost of revenue for the three months ended March 31, 2002 and April 1, 2001 was $0.3 million and approximately $14,000, respectively. The increase was driven by increased sales of products and services.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and laboratory and manufacturing supplies. Research and development expenses increased $2.6 million to $7.1 million for the three months ended March 31, 2002, from $4.5 million for the three months ended April 1, 2001. The increase in expenses was primarily driven by higher headcount, related personnel costs and higher laboratory and manufacturing supplies required to continue development of our BeadArray technology, which is the underlying technology on which Illumina was founded. During the three months ended March 31, 2002, our research activities in this area increased $1.7 million over the same period in 2001. These additional resources involved exploring and optimizing assays for various types of genetic analysis experiments, increasing the multiplexing level of our arrays, continuing development of the scanning instrumentation required to read our arrays and building up and testing our BeadArray based SNP genotyping services system. Research to support our Oligator technology platform increased $0.6 million during the three months ended March 31, 2002 as compared to the three months ended April 1, 2001 as we continue to explore methods for improving capacity and cost. The remaining $0.3 million of expense increase was related to manufacturing process improvement activities mostly related to automating various parts of the manufacturing process to improve yields, cost, quality and processing time. We expect that our research and development expenses, including facilities related costs, will increase substantially in future years to support our collaborative research programs, internal product research and technology development.

General and Administrative

     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $0.4 million to $1.6 million for the three months ended March 31, 2002, from $1.2 million for the three months ended April 1, 2001. A portion of this increase was due to increases in the sales and marketing costs required to launch and support our custom oligonucleotide sales and SNP genotyping services operations. The remaining increase was to support our growth as well as higher legal costs. We expect that our selling, general and administrative expenses will increase as we expand our staff, add sales and marketing infrastructure and incur additional costs to support our growth.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

From our inception through July 27, 2000, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, we have recorded deferred stock compensation totaling $17.8 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated for financial reporting purposes on the date such stock options were granted or such restricted stock was sold. We recorded this amount as a component of stockholders’ equity and amortize the amount as a charge to operations over the vesting period of the restricted stock and options. We recorded amortization of this deferred compensation of $1.0 million and $1.4 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Subsequent to July 27, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

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

We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of approximately $0.2 million for the both the three months ended March 31, 2002 and April 1, 2001.

Interest Income, net

Interest income on our cash and cash equivalents and investments was $0.9 million and $1.8 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Interest income decreased in 2002 due to lower average levels of invested funds and lower effective interest rates. Interest expense was $0.6 million for the three months ended March 31, 2002 as compared to approximately $36,000 for the three months ended April 1, 2001. Interest expense for the three months ended March 31, 2002 resulted primarily from a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of March 31, 2002, we had cash, cash equivalents and investments of approximately $87.8 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 18 months.

     Our operating activities used cash of $7.1 million in the three months ended March 31, 2002, as compared to $2.3 million in the three months ended April 1, 2001. Our use of cash for these periods primarily resulted from losses from operations, excluding amortization of non-cash charges.

     Our investing activities used cash of $12.9 million in the three months ended March 31, 2002 as compared to $0.6 million in the three months ended April 1, 2001. The large use of cash for investing activities in 2002 primarily resulted from purchases of property and equipment. Purchases of property and equipment increased approximately $22.7 million as compared to the prior year period, primarily due to the purchase of our new facility.

     Our financing activities provided cash of $26.3 million in the three months ended March 31, 2002 as compared to $0.4 million in the three months ended April 1, 2001. Cash provided by financing activities in 2002 resulted primarily from $26.0 million in loan proceeds related to the purchase of our new facility.

     In October 1998, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at March 31, 2002.

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

Factors affecting our operating results

We have generated only a small amount of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses. At March 31, 2002, our accumulated deficit was approximately $58.8 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     The nature of our products requires customized components that currently are available from a limited number of sources. For example, we currently obtain the fiber optic bundles included in our products from a single source. If we are unable to secure a sufficient supply of fiber optic bundles or other product components, we will be unable to meet demand for our products. We will need to enter into contractual relationships with manufacturers for commercial-scale production of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do so on a timely basis, for sufficient quantities or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs.

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

     We may not be successful in the commercial development of products. We must conduct a substantial amount of additional research and development before some of our microarray products will be ready for sale. In addition, we are only at the early phase of offering custom oligonucleotides and SNP genotyping services to the market. Problems frequently encountered in connection with the development or early commercialization of products and services using new

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

and unproven technologies might limit our ability to develop and successfully commercialize these products and services.

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

     We currently do not possess all of the resources or intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We will need either to develop a sales, marketing and support group with relevant experience or make appropriate arrangements with strategic partners in order to market and sell our products. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services. We have chosen to enter into a collaborative arrangement to develop and commercialize our initial SNP genotyping array product. We have entered into an agreement with Applied Biosystems to gain access to their proprietary chemistry format for use with the array products of the partnership. Applied Biosystems also will fund, in part, the development of the array products. Our partnership agreement provides that Applied Biosystems will develop the detection instrument and reagent kits required for use with the genotyping array product, and will provide sales and marketing support for those products. If Applied Biosystems does not deliver the instrument in a timely way or successfully market the genotyping system or if Applied Biosystems elects to terminate or restrict the use of intellectual property within our partnership, we may not be able to develop or successfully commercialize our initial products or services on a timely basis, or at all. For instance, in 2001 we announced a delay in the introduction of our first product with Applied Biosystems to mid-2002. We may need to work with other corporate partners and collaborators to develop other chemistry formats and to gain access to genetic data for use with our technologies.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of March 31, 2002. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

     Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations in our operating results could cause our stock price to fluctuate significantly or decline. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense and income is limited to our capital lease obligations and building mortgage and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

     Our equipment financings, amounting to $0.8 million as of March 31, 2002, are all at fixed rates and therefore, have minimal exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

     We have operated primarily in the United States and all transactions to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In March 2001, a complaint seeking damages of an unspecified amount was filed against us by Anthony W. Czarnik in the Superior Court of the State of California in connection with the termination of Dr. Czarnik’s employment with Illumina. The case is set for trial in the second quarter of 2002. We believe that the lawsuit is without merit and intend to defend against the claims vigorously.

We are not currently a party to any other material legal proceedings. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

Item 2. Changes in Securities and Use of Proceeds

On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. Through March 31, 2002, approximately $3.6 million have been used for the purchase of real property and approximately $10.1 million have been used for construction of our new facility. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit Number	Description of Document

2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.

Exhibit Number	Description of Document

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(3)	Certificate of Designation for Series A Junior Participating Stock (included as an exhibit to exhibit 4.3)

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

4.3(3)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.

10.18	Replacement Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10.19	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Company, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10.20	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10.21	2000 Employee Stock Purchase Plan as amended on March 21, 2002.

10.22	2000 Stock Plan as amended on March 21, 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with our registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina , Inc. (Registrant)

Date: May 13, 2002	/s/ Timothy Kish

Timothy Kish Vice President of Finance