Form 10-Q
period 2002-06-30
ILLUMINA INC
filed 2002-08-14
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2002

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

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

Yes [X]        No [   ]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,387,895 Shares

Class	Outstanding at July 28, 2002

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.
Condensed Balance Sheets

	June 30,	December 30,
	2002	2001

	(unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$705	$4,165
Investments, available for sale	79,378	89,621
Accounts and interest receivable, net	2,064	1,266
Inventory, net	1,296	971
Prepaid expenses and other current assets	176	237

Total current assets	83,619	96,260
Property and equipment, net	49,413	25,972
Intangible and other assets, net	582	233

Total assets	$133,614	$122,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,344	$4,511
Accrued litigation judgment	7,700	—
Current portion of long-term debt	326	—
Current portion of equipment note obligations	316	297

Total current liabilities	12,686	4,808
Long-term debt, less current portion	25,533	—
Deferred revenue	10,047	10,048
Other long-term liabilities	659	818
Commitments	—	—
Stockholders’ equity	84,689	106,791

Total liabilities and stockholders’ equity	$133,614	$122,465

Note: The Balance Sheet at December 30, 2001 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Revenue
Product and service revenue	$1,156	$121	$1,696	$148
Research revenue	744	349	1,473	886

Total revenue	1,900	470	3,169	1,034
Operating expenses:
Cost of revenue	596	69	935	82
Research and development	7,023	5,006	14,115	9,457
General and administrative	2,281	1,301	3,923	2,487
Amortization of deferred compensation and other non-cash compensation charges	1,132	1,508	2,357	3,114
Litigation judgment	7,700	—	7,700	—

Total operating expenses	18,732	7,884	29,030	15,140

Loss from operations	(16,832)	(7,414)	(25,861)	(14,106)
Interest income, net	385	1,521	747	3,295

Net loss	$(16,447)	$(5,893)	$(25,114)	$(10,811)

Net loss per share, basic and diluted	$(0.54)	$(0.20)	$(0.82)	$(0.37)

Shares used in calculating net loss per share, basic and diluted	30,731	29,656	30,593	29,440

The composition of stock-based compensation is as follows:
Research and development	$618	$800	$1,280	$1,650
General and administrative	514	708	1,077	1,464

	$1,132	$1,508	$2,357	$3,114

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended

	June 30,	July 1,
	2002	2001

	(In thousands)
Operating activities:
Net loss	$(25,114)	$(10,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,128	519
Amortization of premium on investments	340	117
Amortization of deferred compensation and other non-cash compensation charges	2,357	3,114
Changes in operating assets and liabilities:
Accounts and interest receivable	(798)	(542)
Inventory	(325)	(332)
Prepaid expenses and other current assets	61	186
Deferred revenue	(1)	3,875
Other assets	(374)	—
Accounts payable and accrued liabilities	(167)	605
Accrued litigation judgment	7,700	—
Other liabilities	4	—

Net cash used in operating activities	(14,189)	(3,269)

Investing activities:
Purchase of investment securities	(74,250)	(116,135)
Maturity of investment securities	84,408	20,293
Purchase of property and equipment	(25,544)	(5,946)

Net cash used in investing activities	(15,386)	(101,788)

Financing activities:
Proceeds from long term debt	26,000	—
Payments on long term debt	(141)	—
Payments on equipment note obligations	(144)	(126)
Proceeds from issuance of common stock, net of repurchased shares	400	504

Net cash provided by financing activities	26,115	378

Net decrease in cash and cash equivalents	(3,460)	(104,679)
Cash and cash equivalents at beginning of period	4,165	116,102

Cash and cash equivalents at end of period	$705	$11,423

See accompanying notes.

ILLUMINA, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Principles

Basis of Presentation

The unaudited financial statements included herein have been prepared by Illumina, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, consisting of only normal, recurring accruals, necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2001 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

Product and services revenue consists of sales of oligonucleotides to third parties, sales of arrays to collaborators and revenue received for performing SNP genotyping services. Revenue for oligonucleotide and array sales is recognized when earned, which is generally upon shipment and transfer of title to the customer. Revenues for genotyping services are recognized upon completion of the contract, which is generally at the time the genotyping analysis data is provided to the customer. Research revenue consists of amounts earned under research agreements with collaborators and government grants, which is recognized in the period during which the related costs are incurred.

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

The Company received $10 million of non-refundable research funding from a collaborator in connection with a licensing and development contract entered into in 1999. This amount has been recorded as deferred revenue in accordance with the provisions of SAB 101. This amount will be recognized as revenue at a rate of 25% of the defined operating profit earned from sales of the products covered by the collaboration agreement.

Note 2. Net Loss per Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options were excluded from diluted net loss per share because of their anti-dilutive effect.

	Three months ended		Six months ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

		(In thousands)
Weighted-average shares outstanding	32,342	32,123	32,314	32,075
Less: Weighted-average shares of common stock subject to repurchase	(1,611)	(2,467)	(1,721)	(2,635)

Weighted-average shares used in calculating net loss per share, basic and diluted	30,731	29,656	30,593	29,440

Note 3. Stock-Based Compensation

The Company accounts for its stock based compensation and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to follow the disclosure only alternative prescribed by the Financial Accounting Standards Boards SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. In connection with the grant of certain stock options and sales of restricted stock through July 2000, the Company incurred deferred stock compensation of approximately $18 million. This amount is being charged to operations over the vesting period of the restricted stock and options in accordance with FASB interpretation No. 28.

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended		Six months ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

		(In thousands)
Net loss	$(16,447)	$(5,893)	$(25,114)	$(10,811)
Unrealized gain (loss) on marketable securities	859	197	1,004	197

Comprehensive net loss	$(15,588)	$(5,696)	$(24,110)	$(10,614)

Note 5. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost) or market. The components of inventories are as follows:

	June 30,	December 30,
	2002	2001

	(In thousands)
Raw materials	$1,167	$971
Work in process	129	—

	$1,296	$971

Note 6. 2000 Employee Stock Purchase Plan

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

Note 7. Commitments and Long-Term Debt

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

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

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

In October 1998, the Company entered into a $1.0 million lease financing arrangement with a lease financing corporation. As of December 31, 1999, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of June 30, 2002, $1.7 million remains available under this loan arrangement.

Note 8. Litigation Judgment

In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination of employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal.

Note 9. Effect of New Accounting Standards

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

The following discussion and analysis may contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this discussion and analysis should be read as applying to all related forward-looking statements wherever they appear in this 10-Q. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below as well as those discussed elsewhere.

Overview

Illumina, Inc. was incorporated in April 1998. We are developing next-generation tools for the large-scale analysis of genetic variation and function. The information provided by these analyses will enable the development of personalized medicine, a key goal of genomics and proteomics. Our proprietary BeadArray™ technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients. Our technology will have applicability across a wide variety of industries beyond life sciences and pharmaceuticals, including agriculture, food, chemicals and petrochemicals. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary Oligator™ technology. In the second quarter of 2001, we initiated our SNP genotyping services business by entering into a contract with GlaxoSmithKline and we have entered into 13 new services contracts in 2002.

In November 1999, we entered into a strategic partnership with Applied Biosystems under which the companies would jointly develop a SNP genotyping system, which would include our BeadArray™ technology. Under this agreement, we are responsible for developing and manufacturing the arrays and Applied Biosystems is responsible for developing and manufacturing the instruments, reagents and software and will market the system worldwide. Upon commercialization of the system, we will receive a share of the operating profits from the sales of all components of these systems. In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would likely be delayed. We are currently working with Applied Biosystems to understand the exact nature and extent of the delay, and the

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

alternatives for moving the collaboration forward. It is our understanding that the delay was related to optimizing the assay chemistry used for genotyping. As of the date of this filing, Applied Biosystems has not provided as a revised launch date for the system. As a result of the uncertainty in the status of the collaboration product, we have decided to launch our own high throughput SNP genotyping system, which we expect will be available for shipment in the fourth quarter of 2002. This product is based on the system that has been operational in our genotyping service business for the past year. In addition to arrays, it will include a proprietary confocal laser scanner developed by us, which is currently in the pilot manufacturing build phase, as well as a highly multiplexed SNP genotyping assay that we developed. This system is not covered by the collaboration agreement with Applied Biosystems, and therefore, we will retain all the operating profits, if any, generated through the sales of systems and consumables. We will continue to meet our obligations under the collaboration agreement with Applied Biosystems, which primarily consists of providing arrays to continue development of the collaboration product. Applied Biosystems also agreed to provide $10.0 million of non-refundable development support funding, all of which had been received as of December 30, 2001. This funding has been recorded as deferred revenue, which will become realized at a rate of 25% of the total profit share we earn from sales of collaboration products. The remaining 75% of the profit share will be payable in cash by Applied Biosystems.

To date, most of our revenues have been generated from government grants from the National Institutes of Health. As a result of the 2001 launch of our SNP genotyping services and custom oligonucleotide business, we generated product and service revenue of approximately $1.0 million during fiscal 2001, and approximately $1.7 million in the six months ended June 30, 2002. In addition, we expect that our high-throughput SNP genotyping system will be available for shipment in the fourth quarter of 2002. We are seeking to expand our customer base for these products and services. However, our expansion efforts may not be successful; in addition, we have no control over the efforts of our collaborator, Applied Biosystems, and therefore we cannot be certain when or if the launch of our collaboration SNP genotyping system will occur.

We have incurred substantial operating losses since our inception. As of June 30, 2002, our accumulated deficit was $75.2 million, and total stockholders’ equity was $84.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as a one time accrual of $7.7 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial and increasing costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we begin to build up our sales and marketing infrastructure to expand and support the sale of systems and services. As a result, we will need to increase revenue significantly to achieve profitability.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Results of Operations

Three Months Ended June 30, 2002 and July 1, 2001

Revenue

Revenue for the three months ended June 30, 2002 and July 1, 2001 was $1.9 million and $0.5 million, respectively. Government grants and other research funding accounted for approximately 39% and 74% of our total revenue for the three months ended June 30, 2002 and July 1, 2001, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue become a more important part of our business. Most of the product and service revenue for the three months ended June 30, 2002 was derived from the sale of oligonucleotides to third parties and sales of arrays to our collaborator.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2002 and July 1, 2001 was $0.6 million and approximately $69,000, respectively. The increase was driven by increased sales of products and services.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and laboratory and manufacturing supplies. Total research and development expenses increased $2.0 million to $7.0 million for the three months ended June 30, 2002, from $5.0 million for the three months ended July 1, 2001. The increase in expenses was primarily driven by higher headcount, related personnel costs and higher laboratory and manufacturing supplies required to continue development of our BeadArray technology, which is the underlying technology on which Illumina was founded. During the three months ended June 30, 2002, the research expense to support our BeadArray activities increased $1.4 million over the same period in 2001. These additional resources involved exploring and optimizing assays for various types of genetic analysis experiments, increasing the multiplexing level of our arrays, continuing development of our arrays and the scanning instrumentation required to read arrays and building up and testing our BeadArray based SNP genotyping services system. Research to support our Oligator technology platform increased $0.4 million during the three months ended June 30, 2002 as compared to the three months ended July 1, 2001. During the second quarter of 2002, we doubled our oligonucleotide manufacturing capacity and decreased our manufacturing costs by incorporating an improved version of our Oligator technology. The remaining $0.2 million of expense increase was related to manufacturing process improvement activities mostly related to automating various parts of the manufacturing process to improve yields, cost, quality and processing time. We expect that our research and development expenses, including facilities

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

related costs, will continue to increase substantially in future years to support our collaborative research programs, internal product research and technology development.

General and Administrative

Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $1.0 million to $2.3 million for the three months ended June 30, 2002, from $1.3 million for the three months ended July 1, 2001. A portion of this increase was due to increases in the sales and marketing costs required to expand and support our custom oligonucleotide sales and SNP genotyping services operations. The remaining increase was to support our overall corporate growth as well as higher legal costs. We expect that our selling, general and administrative expenses will increase as we expand our staff, add sales and marketing infrastructure and incur additional costs to support our growth. In addition, as a result of our decision to launch our own genotyping system, we expect that our selling and marketing expenses will increase at a faster rate than earlier anticipated since we will now be responsible for the marketing and support of this system, rather than Applied Biosystems.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

From our inception through July 27, 2000, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, we have recorded deferred stock compensation totaling $17.7 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated for financial reporting purposes on the date such stock options were granted or such restricted stock was sold. We recorded this amount as a component of stockholders’ equity and amortize the amount as a charge to operations over the vesting period of the restricted stock and options. We recorded amortization of this deferred compensation of $0.9 million and $1.3 million for the three months ended June 30, 2002 and July 1, 2001, respectively. Subsequent to July 27, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

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

We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Accounting Standards Board Interpretation No. 28. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of approximately $0.2 million for both the three months ended June 30, 2002 and July 1, 2001.

Litigation Judgment

A $7.7 million charge was recorded in the three months ended June 30, 2002 to cover total damages and estimated expenses related to a termination of employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We intend to vigorously defend our position on appeal.

Interest Income, net

Interest income on our cash and cash equivalents and investments was $1.0 million and $1.6 million for the three months ended June 30, 2002 and July 1, 2001, respectively. Interest income decreased in 2002 due to lower average levels of invested funds and lower effective interest rates. Interest expense was $0.6 million for the three months ended June 30, 2002 as compared to approximately $34,000 for the three months ended July 1, 2001. Interest expense for the three months ended June 30, 2002 resulted primarily from a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

Six Months Ended June 30, 2002 and July 1, 2001

Revenue

Revenue for the six months ended June 30, 2002 and July 1, 2001 was $3.2 million and $1.0 million, respectively. Government grants and other research funding accounted for approximately 46% and 86% of our total revenue for the six months ended June 30, 2002 and July 1, 2001, respectively. The majority of the remaining revenue consists of sales of oligonucleotides to third parties and sales of arrays to our collaborator. The majority of the increase in revenue for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001 is due to an increase in oligonucleotide sales.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2002 and July 1, 2001 was $0.9 million and approximately $82,000, respectively. The increase was driven by increased sales of products and services.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Research and Development

Research and development expenses increased $4.6 million to $14.1 million for the six months ended June 30, 2002, from $9.5 million for the six months ended July 1, 2001. The increase in expenses was primarily driven by higher headcount, related personnel costs and higher laboratory and manufacturing supplies required to continue development of our BeadArray technology, which is the underlying technology on which Illumina was founded. During the six months ended June 30, 2002, our research expense for BeadArray activities increased $3.1 million over the same period in 2001. These additional resources involved exploring and optimizing assays for various types of genetic analysis experiments, increasing the multiplexing level of our arrays, continuing development of arrays and the scanning instrumentation required to read our arrays and building up and testing our BeadArray based SNP genotyping services system. Research to support and improve our Oligator technology platform increased $1.0 million during the six months ended June 30, 2002 as compared to the six months ended July 1, 2001. The remaining $0.5 million of expense increase was related to manufacturing process improvement activities mostly related to automating various parts of the manufacturing process to improve yields, cost, quality and processing time.

General and Administrative

Selling, general and administrative expenses increased $1.4 million to $3.9 million for the six months ended June 30, 2002, from $2.5 million for the six months ended July 1, 2001. The majority of the increase was to support our corporate growth as well as higher legal costs. The remaining increase was due to increases in the sales and marketing costs required to expand and support our custom oligonucleotide sales and SNP genotyping services operations.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Amortization of deferred compensation and other non-cash compensation charges decreased $0.7 million to $2.4 million for the six months ended June 30, 2002, from $3.1 million for the six months ended July 1, 2001.

Litigation Judgment

A $7.7 million charge was recorded in the six months ended June 30, 2002 to cover total damages and expenses related to a termination of employment lawsuit.

Interest Income, net

Interest income on our cash and cash equivalents and investments was $1.9 million and $3.4 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Interest income decreased in 2002 due to lower average levels of invested funds and lower effective interest rates.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Interest expense was $1.1 million for the six months ended June 30, 2002 as compared to approximately $70,000 for the six months ended July 1, 2001. Interest expense for the six months ended June 30, 2002 resulted primarily from a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

Liquidity and Capital Resources

As of June 30, 2002, we had cash, cash equivalents and investments of approximately $80.1 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 18 months.

     Our operating activities used cash of $14.2 million in the six months ended June 30, 2002, as compared to $3.3 million in the six months ended July 1, 2001. The increase in cash used for operating activities was primarily due to an increase in our net loss for 2002 (net of the non-cash litigation judgment, amortization of non-cash charges and depreciation expense), the receipt of $3.9 million in research funding in 2001 (that was recorded as deferred revenue) and slightly higher working capital needs in 2002.

     Our investing activities used cash of $15.4 million in the six months ended June 30, 2002 as compared to $101.8 million in the six months ended July 1, 2001. The decline in cash used in investing activities was primarily due to the reinvestment of our investment portfolio from cash equivalents to investment securities in 2001. This was partially offset by a $19.6 million increase in capital spending in 2002 that primarily relates to the purchase of a new facility.

     Our financing activities provided cash of $26.1 million in the six months ended June 30, 2002 as compared to $0.4 million in the six months ended July 1, 2001. Cash provided by financing activities in 2002 resulted primarily from $26.0 million in loan proceeds related to the purchase of our new facility.

     In October 1998, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at June 30, 2002.

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

In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination of employment lawsuit. As of the date of this filing, we are not required to transfer or otherwise restrict the use of any cash in settlement of this judgment.

We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least the next 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our genotyping system and follow-on consumables, our ability to expand our oligonucleotide and SNP genotyping services businesses, our ability to commercialize our current research and development programs and our need for capital expenditures to support these efforts.. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Factors affecting our operating results

We have generated only a small amount of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses. At June 30, 2002, our accumulated deficit was approximately $75.2 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for efforts to commercialize our products. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our success depends upon the increasing availability of genetic information and the continued emergence and growth of markets for analysis of genetic variation and function.

     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping, gene expression profiling and proteomics. These markets are new and emerging, and they may not develop as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. If useful genetic data is not available or if our target markets do not emerge in a timely manner, demand for our products will not develop as we expect, and we may never become profitable.

We are an early stage company with no commercially available microarray or scanning instrument products, and our success depends on our ability, alone or with our partners or collaborators, to develop commercially successful products and on market acceptance of our new and unproven technology.

     We currently do not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We have no commercially available microarray or scanning instrument products. Our technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our microarray products will be ready for sale. In addition, we are only at the early phase of offering custom oligonucleotides, SNP genotyping services and genotyping systems to the market. Problems frequently encountered in connection with the development or early commercialization of products and services using new and unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

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

     Market acceptance will depend on many factors, including:

•	our ability and the ability of our collaborative partners to demonstrate to potential customers the benefits and cost effectiveness of our products and services relative to others available in the market;

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

•	the extent of our or our partners’ efforts to market, sell and distribute our products;

•	our or our partners’ ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost; and

•	the willingness and ability of customers to adopt new technologies requiring capital investments.

We have limited experience in manufacturing commercial products and services . If we are unable to develop our manufacturing capability or find third-party manufacturers to manufacture our products, we may not be able to launch our products in a timely manner, or at all.

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, our manufacturing activities for arrays have been limited to supplying pre-commercial products for internal use by our collaborative partner and us. We have only recently begun manufacturing oligonucleotides for commercial sale and operating our internal SNP genotyping service business. We have not yet developed a commercial manufacturing process for the scanning instrument that will be part of our SNP genotyping system. We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services.

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

The status of our collaboration agreement with Applied Biosystems is currently unclear.

     In 1999, we chose to enter into a collaborative arrangement to develop and commercialize a SNP genotyping array product using our BeadArray technology. We entered into an agreement with Applied Biosystems to gain access to their proprietary chemistry format, a scanning instrument and their worldwide sales and marketing force. Our partnership agreement provides that Applied Biosystems will develop and manufacture the detection instrument and reagent kits required for use with the genotyping system, and we will develop and manufacture the arrays for

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

those systems. In July 2002 we announced a second delay in the introduction of this product with Applied Biosystems. We are currently working with Applied Biosystems to understand the extent of the delay, and the alternatives for moving the collaboration forward. At the present time, we do not know when or if a collaboration product will become available for sale.

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

Our current sales, marketing and technical support organization may limit our ability to sell our products.

     We currently have limited sales and marketing and technical support services and have only recently established a small direct sales force. We currently have no sales and marketing infrastructure outside the United States. In order to effectively commercialize our genotyping system and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. If we are unable to recruit, train and deploy an effective sales and marketing staff we will be unable to obtain sufficient sales of our products to adequately grow the business.

We may encounter difficulties in managing our growth. These difficulties could increase our losses.

     We expect to experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. We will now need to scale up our ability to manufacture scanning instruments and reagent kits to support the sale of our genotyping systems earlier than we anticipated. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

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

We expect intense competition in our target markets, which could render our products obsolete or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability. If we cannot continuously develop and commercialize new products, our revenues may not grow as intended.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. One or more of our competitors may render our technology obsolete or uneconomical. Many of our competitors have greater financial and personnel resources and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

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

     Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our systems and services, payments received under collaborative agreements and government grants, the progress and scope of our collaborative and independent research and development projects, and the filing, prosecution and enforcement of

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

patent claims. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of June 30, 2002. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Due to the possibility of fluctuations in our revenue and expenses, we believe that comparisons of our operating results are not a good indication of our future performance. For example, genotyping system and oligonucleotide sales may fluctuate quarter to quarter depending on market conditions, the length of the sales cycle for large systems or oligonucleotide needs for both our genotyping services business and internal research. Our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

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

     Our equipment financings, amounting to $0.7 million as of June 30, 2002, are all at fixed rates and therefore, have minimal exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

     We have operated primarily in the United States and all transactions to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We intend to vigorously defend our position on appeal.

We are not currently a party to any other material legal proceedings. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

Item 2. Changes in Securities and Use of Proceeds

On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through June 30, 2002, we have used approximately $15.0 million to purchase property, plant and equipment and approximately $6.2 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit Number	Description of Document

2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(3)	Certificate of Designation for Series A Junior Participating Stock (included as an exhibit to exhibit 4.3)

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

4.3(3)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with our registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(b) Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina , Inc.

(Registrant)

Date: August 14, 2002	/s/ Timothy Kish

Timothy Kish Vice President of Finance