Form 10-Q
period 2002-09-29
ILLUMINA INC
filed 2002-11-14
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 29, 2002
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-30361

Illumina, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0804655

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9885 Towne Centre Drive, San Diego, CA	92121

(Address of principal executive offices)	(Zip Code)

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,490,095 Shares

Class	Outstanding at October 25, 2002

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.
Condensed Balance Sheets

	September 29,	December 30,
	2002	2001

	(unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,185	$4,165
Investments, available for sale	72,539	89,621
Accounts and interest receivable, net	3,048	1,266
Inventory, net	1,609	971
Prepaid expenses and other current assets	518	237

Total current assets	78,899	96,260
Property and equipment, net	48,875	25,972
Intangible and other assets, net	691	233

Total assets	$128,465	$122,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,203	$4,511
Accrued litigation judgment	7,860	—
Current portion of long-term debt	333	—
Current portion of equipment note obligations	327	297

Total current liabilities	13,723	4,808
Long-term debt, less current portion	25,451	—
Deferred revenue	10,021	10,048
Other long-term liabilities	575	818
Commitments	—	—
Stockholders’ equity	78,695	106,791

Total liabilities and stockholders’ equity	$128,465	$122,465

Note: The Balance Sheet at December 30, 2001 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Revenue
Product	$1,273	$448	$2,870	$720
Service	1,121	—	1,220	—
Research	591	244	2,064	1,005

Total revenue	2,985	692	6,154	1,725
Operating expenses:
Cost of revenue	965	202	1,900	284
Research and development	6,405	5,152	20,519	14,609
Selling, general and administrative	2,426	1,206	6,349	3,693
Amortization of deferred compensation and other non-cash compensation charges	1,045	1,412	3,402	4,526
Litigation judgment	160	—	7,860	—

Total operating expenses	11,001	7,972	40,030	23,112

Loss from operations	(8,016)	(7,280)	(33,876)	(21,387)
Interest income, net	414	1,495	1,161	4,791

Net loss	$(7,602)	$(5,785)	$(32,715)	$(16,596)

Net loss per share, basic and diluted	$(0.24)	$(0.19)	$(1.06)	$(0.56)

Shares used in calculating net loss per share, basic and diluted	31,071	29,932	30,752	29,606

The composition of stock-based compensation is as follows:
Research and development	$579	$752	$1,859	$2,402
Selling, general and administrative	466	660	1,543	2,124

	$1,045	$1,412	$3,402	$4,526

See accompanying notes.

ILLUMINA, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 29,	September 30,
	2002	2001

	(In thousands)
Operating activities:
Net loss	$(32,715)	$(16,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,310	901
Amortization of premium on investments	941	280
Amortization of deferred compensation and other non-cash compensation charges	3,402	4,526
Changes in operating assets and liabilities:
Accounts and interest receivable	(1,780)	(2,015)
Inventory	(638)	(362)
Prepaid expenses and other current assets	(282)	(83)
Deferred revenue	(28)	5,063
Other assets	(501)	(14)
Accounts payable and accrued liabilities	691	374
Accrued litigation judgment	7,860	—

Net cash used in operating activities	(19,740)	(7,926)

Investing activities:
Purchase of investment securities	(93,825)	(143,745)
Maturity of investment securities	110,490	50,006
Purchase of property and equipment	(26,163)	(11,406)

Net cash used in investing activities	(9,498)	(105,145)

Financing activities:
Proceeds from long term debt	26,000	—
Payments on long term debt	(216)	—
Payments on equipment note obligations	(219)	(193)
Proceeds from issuance of common stock, net of repurchased shares	693	904

Net cash provided by financing activities	26,258	711

Net decrease in cash and cash equivalents	(2,980)	(112,360)
Cash and cash equivalents at beginning of period	4,165	116,102

Cash and cash equivalents at end of period	$1,185	$3,742

See accompanying notes.

ILLUMINA, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Principles

Basis of Presentation

The unaudited financial statements included herein have been prepared by Illumina, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments necessary to present fairly the Company’s financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2001 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

Product revenue consists of sales of oligonucleotides to third parties and sales of arrays to collaborators. Service revenue consists of revenue received for performing SNP genotyping services. Revenue for oligonucleotide and array sales is recognized generally upon shipment and transfer of title to the customer. Revenues for genotyping services are recognized generally at the time the genotyping analysis data is delivered to the customer. Research revenue consists of amounts earned under research agreements with collaborators and government grants, which is recognized in the period during which the related costs are incurred.

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

The Company received $10 million of non-refundable research funding from a collaborator in connection with a licensing and development contract entered into in 1999. This amount has been recorded as deferred revenue in accordance with the provisions of SAB 101. This amount would be recognized as revenue at a rate of 25% of the defined operating profit earned from sales of the products covered by the collaboration agreement should such sales occur.

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

	Three months ended		Nine months ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

		(In thousands)
Weighted-average shares outstanding	32,443	32,181	32,357	32,110
Less: Weighted-average shares of common stock subject to repurchase	(1,372)	(2,249)	(1,605)	(2,504)

Weighted-average shares used in calculating net loss per share, basic and diluted	31,071	29,932	30,752	29,606

Note 3. Stock-Based Compensation

The Company accounts for its stock based compensation and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have elected to follow the “disclosure-only” alternative prescribed by the Financial Accounting Standards Boards SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. In connection with the grant of certain stock options and sales of restricted stock through July 2000, the Company incurred deferred stock compensation of approximately $18 million. This amount is being charged to operations over the vesting period of the restricted stock and options in accordance with FASB interpretation No. 28.

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended		Nine months ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

		(In thousands)
Net loss	$(7,602)	$(5,785)	$(32,715)	$(16,596)
Unrealized gain (loss) on marketable securities	271	476	1,274	674

Comprehensive net loss	$(7,331)	$(5,309)	$(31,441)	$(15,922)

Note 5. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials that may be used in the research and development process and such items are expensed as consumed. The components of inventories are as follows:

	September 29,	December 30,
	2002	2001

	(In thousands)
Raw materials	$1,516	$971
Work in process	93	—

	$1,609	$971

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

ILLUMINA, INC.
Notes to Condensed Financial Statements (continued)
(Unaudited)

The Company will make payments under the loan totaling $2.3 million in 2002 and $2.5 million per year thereafter until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

In October 1998, the Company entered into a $1.0 million lease financing arrangement with a lease financing corporation. As of December 31, 1999, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of September 29, 2002, $1.7 million remains available under this loan arrangement.

Note 7. Litigation Judgment

In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the three months ended September 29, 2002, the Company recorded $160,000 for interest.

As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court on October 25, 2002 equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, the Company is required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for general corporate purposes until the appeal process is completed in 12-18 months.

Note 8. Effect of New Accounting Standards

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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue 94-3 relates to the requirements under SFAS 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

ILLUMINA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Illumina, Inc. was incorporated in April 1998. We are developing next-generation tools for the large-scale analysis of genetic variation and function. The information provided by these analyses will enable the development of personalized medicine, a key goal of genomics and proteomics. Our proprietary BeadArray™ technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients. Our technology may also have applicability across a wide variety of industries beyond life sciences and pharmaceuticals, including agriculture, food, chemicals and petrochemicals. However, we do not currently expect that these markets will have the revenue potential of the life sciences market. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary Oligator™ technology. As a result of our favorable manufacturing cost structure, we have been able to implement a price leadership strategy in the plate-based segment of this market and have steadily been able to grow our market share. In the second quarter of 2001, we initiated our SNP genotyping services business and we have entered into 18 new services contracts in 2002. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have signed significant deals with many of the leading genotyping organizations including GlaxoSmithKline, and The Sanger Centre, and have recently received a $9 million award from the National Institutes of Health to play a major role in the Human Haplotyping effort.

In November 1999, we entered into a strategic partnership with Applied Biosystems under which the companies would jointly develop a SNP genotyping system that would include our

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

BeadArray™ technology. Under this agreement, we are responsible for developing and manufacturing the arrays and Applied Biosystems is responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. Upon commercialization of the system, we would receive a share of the operating profits from the sales of all components of these systems, should such sales occur.

In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed. This delay was related to Applied Biosystems’ efforts to optimize and multiplex the SNP assay reagents. Based on discussions we have had with Applied Biosystems since July 2002, we do not believe there has been significant progress in improving the SNP assay reagents towards achieving a commercially viable product. Consequently, we are not able to provide further guidance, at this time as to when or whether a collaboration product will be launched. We believe however, that the likelihood of launching a collaboration product will decline over time. We have met and intend to continue meeting our obligations under the collaboration agreement, which consist primarily of supplying arrays to support development and commercialization of this product.

As a result of the uncertainty in the status of the collaboration product, we announced in July 2002, that we would launch our own high throughput SNP genotyping system, which we expect will be available for shipment in the fourth quarter of 2002. This product is based on the system developed by the Company that has been operational in our genotyping service business for the past year. In addition to our arrays, it will include a proprietary confocal laser scanner, which is currently in the pilot manufacturing phase, as well as a highly multiplexed SNP genotyping assay. We do not believe that any of these product components are covered by intellectual property held by Applied Biosystems or are otherwise within the scope of the collaboration agreement with Applied Biosystems. Consequently, we would retain all the operating profits, if any, generated through the sales of systems and consumables rather than share profits under the collaboration agreement. This system will initially be marketed to a small number of high throughput genotyping users, which we expect to be able to accomplish with only a modest increase in our sales and marketing infrastructure. However, over time, we will need to develop lower throughput versions of the system, as well as additional genetic analysis applications, which will be marketed more broadly and require substantial increases in our sales and marketing expenses.

As a part of the original terms for the collaboration, Applied Biosystems agreed to provide $10 million of non-refundable development support funding, all of which had been received as of December 30, 2001. This funding was recorded as deferred revenue and we intend to continue to treat it as such until we have a better understanding as to the future of the collaboration. If a collaboration system cannot be launched under the terms of the collaboration agreement, the companies may not be able to agree on the appropriate way to modify or terminate the collaboration. If the parties cannot reach agreement as to their respective rights under the agreement,

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

it could result in an arbitration process under the collaboration agreement or litigation. If we are required to enter into legal proceedings, it could substantially increase our expenses and/or result in other legal remedies against the Company.

From inception to date approximately 50% of our revenues have been generated from government grants from the National Institutes of Health that supported our research and development efforts. As a result of the 2001 launch of our SNP genotyping services and custom oligonucleotide business, we have generated commercial product and service revenue of approximately $1.0 million during fiscal 2001, and approximately $4.1 million in the nine months ended September 29, 2002. In addition, we expect that our high-throughput SNP genotyping system will be available for shipment in the fourth quarter of 2002. We are seeking to expand our customer base for these products and services. However, we have not yet accepted any orders for our system and we have no assurance that our sales efforts will be successful in developing a market for systems such as this.

We have incurred substantial operating losses since our inception. As of September 29, 2002, our accumulated deficit was $82.8 million, and total stockholders’ equity was $78.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as an accrual of $7.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial and increasing costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we begin to build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Results of Operations

Three Months Ended September 29, 2002 and September 30, 2001

Revenue

Revenue for the three months ended September 29, 2002 and September 30, 2001 was $3.0 million and $0.7 million, respectively. Product sales increased to $1.3 million from $0.4 million in 2001, mostly due to higher sales of oligonucleotides. We have continued to grow sales and market share as a result of our product quality and price leadership strategy in the plate-based oligo market segment. SNP genotyping service revenues were $1.1 million in the quarter as we began to recognize the first meaningful revenues from the 18 contracts that were signed earlier this year. There were no service revenues in the third quarter of 2001. Government grants and other research funding accounted for approximately 20% and 35% of our total revenue for the three months ended September 29, 2002 and September 30, 2001, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue become a more important part of our business.

Cost of Revenue

Cost of revenue for the three months ended September 29, 2002 and September 30, 2001 was $1.0 million and approximately $202,000, respectively. The increase was driven by increased sales of products and services. Gross margins on product and service revenues were 60% in the third quarter of 2002, versus 55% in the comparable period for 2001, driven by a more favorable cost structure in oligo manufacturing.

Research and Development

Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and laboratory and manufacturing supplies. Total research and development expenses increased $1.2 million to $6.4 million for the three months ended September 29, 2002, from $5.2 million for the three months ended September 30, 2001. The increase in expenses was primarily driven by higher headcount, related personnel costs and higher laboratory and manufacturing supplies required to continue development of our BeadArray technology, which is the underlying technology on which Illumina was founded. During the three months ended September 29, 2002, the research expense to support our BeadArray activities increased $1.2 million over the same period in 2001. These additional research and development expenses were related to activities such as exploring and optimizing assays for various types of genetic analysis experiments, increasing the multiplexing level of our arrays, continuing development of our arrays and the scanning instrumentation required to read arrays and building up and testing our SNP genotyping services system. Research to support our

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Oligator technology platform decreased $0.5 million during the three months ended September 29, 2002, as compared to the three months ended September 30, 2001. This decrease was due to higher expenses in 2001 associated with a grant related to optimizing this technology platform. The remaining $0.5 million of expense increase was attributable to manufacturing process improvement activities, which mostly related to automating various parts of the manufacturing process. We expect that our research and development expenses, including facilities related costs, will increase moderately over the next 12 months as we transition several products from development to commercialization and then accelerate in future years to support research and technology development for new products.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $1.2 million to $2.4 million for the three months ended September 29, 2002, from $1.2 million for the three months ended September 30, 2001. A portion of this increase is due to higher legal expenses related to a termination-of-employment lawsuit, as well as higher expenses related to securing patents. The remaining increase was due to increases in the sales and marketing costs required to expand and support our custom oligonucleotide sales and SNP genotyping services operations. During the third quarter of 2002 we began our sales and marketing expansion into Europe with the hiring of two sales management personnel. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure and incur additional costs to support our growth. In addition, as a result of our decision to launch our own genotyping system, we expect that our selling and marketing expenses will increase at a faster rate than earlier anticipated since we will now be solely responsible for the marketing and support of this system, rather than Applied Biosystems.

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

We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Accounting Standards Board Interpretation No. 28. For consultants, deferred compensation is recorded at the fair value for the options granted or stock sold in accordance with Statement of Financial Accounting Standards No. 123 and is periodically re-measured and expensed in accordance with Emerging Issues Task Force No. 96-18.

In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of $1.0 million and $1.4 million for the three months ended September 29, 2002 and September 30, 2001, respectively. Subsequent to July 27, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

Litigation Judgment

A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the nine months ended September 29, 2002, we recorded $160,000 for interest.

As a result of our decision to appeal the ruling, we filed a surety bond with the court on October 25, 2002 equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, we are required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, we were required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for general corporate purposes until the appeal process is completed in 12-18 months.

Interest Income, net

Interest income on our cash and cash equivalents and investments was $1.0 million and $1.5 million for the three months ended September 29, 2002 and September 30, 2001, respectively. Interest income decreased in 2002 due to lower average levels of invested funds and lower effective interest rates. Interest expense was $0.6 million for the three months ended September 29, 2002 as compared to approximately $32,000 for the three months ended September 30, 2001. Interest expense for the three months ended September 29, 2002 resulted primarily from a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Nine Months Ended September 29, 2002 and September 30, 2001

Revenue

Revenue for the nine months ended September 29, 2002 and September 30, 2001 was $6.2 million and $1.7 million, respectively. Product revenues for the first nine months of 2002 were $2.9 million compared to $0.7 million for the same period in 2001. Most of the increase was due to higher sales of oligos resulting from the price leadership strategy we adopted at the beginning of 2002. Service revenues for the nine-months ended September 29, 2002 were $1.2 million, while there were no service revenues in the comparable period of 2001. The service business was not launched until mid-2001, and we had not recognized the revenues from any service contract through the end of the third quarter of that year. As a result of the high quality and low cost of our BeadArray technology, we have signed 18 service contracts and have begun to recognize revenues on a number of them, as of the end of the third quarter of 2002. Research revenues were $2.1 million in the first nine months of 2002, a $1.1 million increase over the comparable period in 2001, primarily due to a larger number of active government grants.

Cost of Revenue

Cost of revenue for the nine months ended September 29, 2002 and September 30, 2001 was $1.9 million and approximately $284,000, respectively. The increase was driven by increased sales of products and services. Gross margin of product and services revenue was 54% in the first nine months of 2002 versus 61% in the comparable period of 2001. The decline was due to a change in the mix of products sold between the two years, partially offset by an improvement in gross margins for our oligo sales.

Research and Development

Research and development expenses increased $5.9 million to $20.5 million for the nine months ended September 29, 2002, from $14.6 million for the nine months ended September 30, 2001. The increase in expenses was primarily driven by higher headcount, related personnel costs and higher laboratory and manufacturing supplies required to continue development of our BeadArray technology, which is the underlying technology on which Illumina was founded. During the nine months ended September 29, 2002, our research expense for BeadArray activities increased $4.4 million over the same period in 2001. These additional research and development expenses were related to activities such as exploring and optimizing assays for various types of genetic analysis experiments, increasing the multiplexing level of our arrays, continuing development of arrays and the scanning instrumentation required to read our arrays and building up and testing our BeadArray based SNP genotyping services system. Research to support and improve our Oligator technology platform increased $0.9 million during the nine months ended September 29, 2002 as compared to the nine months ended September 30, 2001. During 2002, we introduced upgrades to our Olligator technology that significantly increased

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

capacity and quality while reducing manufacturing cost, allowing us to adopt a price leadership strategy in the markets we serve. The remaining $0.6 million of expense increase was related to manufacturing process improvement activities mostly related to automating various parts of the manufacturing process.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.6 million to $6.3 million for the nine months ended September 29, 2002, from $3.7 million for the nine months ended September 30, 2001. The majority of the increase was to support our corporate growth as well as higher legal costs, including legal expenses related to a termination-of-employment lawsuit. The remaining increase was due to increases in the sales and marketing costs required to expand and support our custom oligonucleotide sales and SNP genotyping services operations.

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

Amortization of deferred compensation and other non-cash compensation charges decreased $1.1 million to $3.4 million for the nine months ended September 29, 2002, from $4.5 million for the nine months ended September 30, 2001.

Litigation Judgment

A $7.7 million charge was recorded in June 2002 to cover total damages and expenses related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. The Company is required to accrue interest expense on the $7.7 million charge based on the statutory rate during the appeal process. In the nine months ended September 29, 2002, the Company recorded $160,000 for interest.

Interest Income, net

Interest income on our cash and cash equivalents and investments was $2.9 million and $4.9 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Interest income decreased in 2002 due to lower average levels of invested funds and lower effective interest rates. Interest expense was $1.7 million for the nine months ended September 29, 2002, as compared to approximately $103,000 for the nine months ended September 30, 2001. Interest expense for the nine months ended September 29, 2002, resulted primarily from a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of September 29, 2002, we had cash, cash equivalents and investments of approximately $73.7 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 18 months.

Our operating activities used cash of $19.7 million in the nine months ended September 29, 2002, as compared to $7.9 million in the nine months ended September 30, 2001. The increase in cash used for operating activities was primarily due to an increase in our net loss for 2002 (net of the non-cash litigation judgment, amortization of non-cash charges and depreciation expense), and the receipt of $5.0 million in research funding in 2001 (that was recorded as deferred revenue).

Our investing activities used cash of $9.5 million in the nine months ended September 29, 2002 as compared to $105.1 million in the nine months ended September 30, 2001. The decline in cash used in investing activities was primarily due to the reinvestment of our investment portfolio from cash equivalents to investment securities in 2001. This was partially offset by a $26.2 million increase in capital spending in 2002 that primarily relates to the purchase of a new facility.

Our financing activities provided cash of $26.3 million in the nine months ended September 29, 2002 as compared to $0.7 million in the nine months ended September 30, 2001. Cash provided by financing activities in 2002 resulted primarily from $26.0 million in loan proceeds related to the purchase of our new facility.

In October 1998, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at September 29, 2002.

In July 2000, we entered into a 10-year lease to rent space in two newly constructed buildings that we now occupy. That lease contained an option to purchase the buildings together with eight acres of adjacent land that has been approved for construction of an additional building. At the time the lease was executed, we provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which was secured by restricted cash. In addition, we provided the developer $6.2 million of funding in the form of an interest bearing, secured loan with a term of approximately one year and a $0.5 million deposit. In December 2000, we paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. The purchase closed in January 2002, at which time, the letter of credit was cancelled and we assumed a $26.0 million,

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

10-year mortgage on the property at a fixed interest rate of 8.36% which calls for principal and interest payments of approximately $2.5 million per year until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. As a result of the Company’s decision to appeal the ruling, we filed a surety bond with the court on October 25, 2002 of 1.5 times the judgment amount, or approximately $11.3 million. Under the terms of the bond, we are required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for corporate purposes until the appeal process is completed in 12-18 months.

We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least the next 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our genotyping system and follow-on consumables, our ability to expand our oligonucleotide and SNP genotyping services businesses, our ability to commercialize our current research and development programs, our need for capital expenditures to support these efforts and the success of our appeal of the litigation judgment. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Factors affecting our operating results

In addition to the items mentioned above, the following issues could adversely affect our operating results or our stock price.

We have generated only a small amount of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses. At September 29, 2002, our accumulated deficit was approximately $82.8 million. We expect to continue to have increasing net losses and negative cash flow. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect to incur greater selling and marketing expenses in the future as a result of our decision to launch our own SNP genotyping system. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our success depends upon the increasing availability of genetic information and the continued emergence and growth of markets for analysis of genetic variation and function.

     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping, gene expression profiling and proteomics. These markets are new and emerging, and they may not develop as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. If useful genetic data is not available or if our target markets do not emerge in a timely manner, demand for our products will not develop as we expect, and we may never become profitable.

We are an early stage company with no commercial sales of microarray or scanning instrument products, and our success depends on our ability, alone or with our partners or collaborators, to develop commercially successful products and on market acceptance of our new and unproven technology.

     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We currently do not sell our microarray or scanning instrument products although we expect to have them available for sale in the fourth quarter of 2002. Our technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our microarray products will be ready for sale. In addition, we are only at the early phase of offering custom oligonucleotides and SNP genotyping services. Problems frequently encountered in connection with the development or early commercialization of products and services using new and unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

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

We have limited experience in manufacturing commercial products and services. If we are unable to develop our manufacturing capability or find third-party manufacturers to manufacture our products, we may not be able to launch our products in a timely manner, or at all.

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, our manufacturing activities for arrays have been limited to supplying pre-commercial products for internal use by our collaborative partner and us. We have only recently begun manufacturing oligonucleotides for commercial sale and operating our internal SNP genotyping service business. We are still in the process of scaling up our commercial manufacturing process for the scanning instrument that will be part of our SNP genotyping system. We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services.

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

The ability to commercialize some of our current or future products may depend on third party collaborators over which we have no control.

     We have in the past and may in the future enter into collaborative agreements to assist in the development and commercialization of our technology. For example, in 1999, we chose to enter into a collaborative arrangement to develop and commercialize a SNP genotyping array product using our BeadArray technology with Applied Biosystems. In July 2002, we announced a second delay by Applied Biosystems in the introduction of this product. Based on discussions we have had with Applied Biosystems since July 2002, we do not believe there has been significant progress towards achieving a commercially viable product since that time. Consequently, we are not able to provide further guidance at this time as to when or whether a collaboration product will be launched. If a collaboration system cannot be launched under the terms of the collaboration agreement, the companies may not be able to agree on the appropriate way to modify or terminate the collaboration. If the parties cannot reach agreement as to their respective rights under the agreement, it could result in an arbitration process under the collaboration agreement or litigation. If we are required to enter into legal proceedings, it could substantially increase our expenses and/or result in other legal remedies against the Company.

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

     We currently have limited sales and marketing and technical support services and have only recently established a small direct sales force. In order to effectively commercialize our genotyping system and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance required to support continued growth of our business.

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

     The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering our technologies and products, as we deem appropriate. However, our applications may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around our patented technologies. Also, others may challenge or invalidate our patents, claim that we infringe the rights of third party patents or our patents may fail to provide us with any competitive advantage. In addition, we may need to initiate lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace.

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

Litigation or Other Proceedings or Third Party Claims of Intellectual Property Infringement Could Require Us to Spend Time and Money and Could Shut Down Some of Our Operations.

     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

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

     Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our collaborative and independent research and development projects, the filing, prosecution and enforcement of patent claims and the success of our appeal of a wrongful termination lawsuit. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least the next 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of September 29, 2002. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.

     Our equipment financings, amounting to $0.7 million as of September 29, 2002, are all at fixed rates and therefore, have minimal exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

     We have operated primarily in the United States and virtually all transactions to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

Item 4. Controls and Procedures.

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We are also recording interest expense on the $7.7 million based on the statutory rate. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing.

We are not currently a party to any other material legal proceedings. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

Item 2. Changes in Securities and Use of Proceeds

On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through September 29, 2002, we have used approximately $15.6 million to purchase property, plant and equipment and approximately $12.0 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as adopted pursuant to Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are hereby disclosing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined in the Act as services provided by the external auditor other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of Ernst & Young

LLP for the following non-audit services: (1) tax matter consultations concerning the establishment of international subsidiaries, and (2) the preparation of international tax returns.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number		Description of Document

2.1	(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.
3.1	(2)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Bylaws.
3.3	(3)	Certificate of Designation for Series A Junior Participating Stock (included as an exhibit to exhibit 4.3).
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.
4.3	(3)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.
99.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit filed with our registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)
Date: November 13, 2002	/s/ Timothy Kish Timothy Kish Vice President of Finance

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jay T. Flatley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Illumina, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ JAY T. FLATLEY

Jay T. Flatley President and Chief Executive Officer

I, Timothy M. Kish, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Illumina, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ TIMOTHY M. KISH

Timothy M. Kish Chief Financial Officer