Form 10-K
period 2002-12-29
ILLUMINA INC
filed 2003-03-27
CIK 1110803

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

Common Stock, $.01 par value

(Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of March 14, 2003, there were 32,686,892 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 28, 2002) was approximately $132,302,493. This amount excludes an aggregate of 12,670,808 shares of common stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

      Certain exhibits filed with the Registrant’s prior registration statements and reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

ILLUMINA, INC.

FORM 10-K

For the Fiscal Year Ended December 29, 2002

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

      Illumina®, Array of ArraysTM, BeadArrayTM, GoldenGateTM, SentrixTM, SherlockTM and OligatorTM are our trademarks. This report also contains brand names, trademarks or service marks of companies other than Illumina, and these brand names, trademarks and service marks are the property of their respective holders.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website, www.illumina.com. Such reports are made available as soon as reasonably practicable after filing with the Securities and Exchange Commission.

PART I

Item 1.     Business.

Overview

      We are a leading developer of next-generation tools for the large-scale analysis of genetic variation and function. Understanding genetic variation and function is critical to the development of personalized medicine, a key goal of genomics and proteomics. Our tools provide information that could be used to improve drugs and therapies, customize diagnoses and treatment, and cure disease.

      Completion of the sequencing of the human genome will drive demand for tools that can assist researchers in processing the billions of tests necessary to convert raw genetic data into medically valuable information. This requires functional analysis of highly complex biological systems, involving a scale of experimentation not practical using currently available tools and technologies. Using our technologies, we have developed a comprehensive line of products that can address the scale of experimentation and the breadth of functional analysis required to achieve the goals of molecular medicine.

      Our patented BeadArray technology uses fiber optics to achieve a level of array miniaturization that allows for a new scale of experimentation. An array is a collection of miniaturized test sites arranged on a surface that permits many tests, or assays, to be performed in parallel. By arranging our arrays in a pattern that matches the wells of industry standard containers called microtiter plates, we can simultaneously process many samples in parallel, achieving throughput significantly beyond the capability of any technology known to us. We assemble our arrays using relatively inexpensive materials. Our proprietary manufacturing process allows us to easily adapt the arrays to a broad range of applications. These characteristics allow us to create next-generation arrays with a unique combination of high throughput, cost effectiveness and flexibility. In addition, our complementary Oligator technology permits parallel synthesis of the millions of different pieces of DNA necessary to perform large-scale genetic analysis on arrays.

      We provide both products and services that utilize our proprietary technologies. During 2001, we launched our commercial SNP genotyping services product line which combines our BeadArray technology with an automated, laboratory information management system, or LIMS, controlled process to provide high throughput identification of the most common form of genetic variation, known as single nucleotide polymorphisms, or SNPs. We also manufacture custom oligonucleotides for sale using our proprietary Oligator technology.

      In the third quarter of 2002, we announced the launch of our production scale genotyping laboratory. This system is built around our proprietary BeadArray technology. Included in the system are Sherlock scanning equipment, GoldenGate assay protocols, LIMS and analytical software, fluid-handling robotics, and access to Sentrix array matrices and reagent kits for analyzing genetic sequences. Our Sentrix array matrix is a collection of individual arrays arranged in a pattern compatible with standard microtiter plates, our reagent kit uses GoldenGate assay protocols and comprises a set of chemicals used for performing specific genotyping analyses and our Sherlock scanning instrument is a confocal laser scanner used to read our array matrices. Our genotyping system is based on the production laboratory that has been operational in our genotyping service product line. When installed, the genotyping system will be able to routinely produce one million genotypes per day. As of the end of February 2003, we have signed agreements for the sale of two genotyping laboratories.

      In the fourth quarter of 2002, we were named the largest U.S. participant in the $100 million International HapMap Project funded by the National Institutes of Health. A haplotype map of the human genome will allow more rapid and efficient large-scale genetic association studies aimed at discovering variants contributing to human disease and differential response to drug treatments. We are one of five funded U.S. participants in a worldwide initiative that includes research groups in Canada, China, Japan, Nigeria and the United Kingdom. We will be directly responsible for mapping over 15% of the haplotypes in the human genome. This effort leverages our Oligator DNA synthesis capability and the production-scale throughput of our genotyping services operation.

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

SNP Genotyping

      SNP genotyping is the process of determining which SNPs are present in each of the two copies of a gene, or other portion of DNA sequence, within an individual or other organism. The use of SNP genotyping to obtain meaningful statistics on the effect of an individual SNP or a collection of SNPs, and to apply that information to clinical trials and diagnostic testing, will require the analysis of millions of SNP genotypes and the testing of large populations for each disease. For example, a single large clinical trial could involve genotyping 200,000 SNPs per patient in 1,000 patients, thus requiring 200 million assays. Using available technologies, this scale of SNP genotyping is both impractical and prohibitively expensive.

      Large-scale SNP genotyping will be used for a variety of applications, including genomics-based drug development, clinical trial analysis, disease predisposition testing, and disease diagnosis. SNP genotyping can also be used outside of healthcare, for example in the development of plants and animals with desirable commercial characteristics. These markets will require billions of SNP genotyping assays annually.

Gene Expression Profiling

      Gene expression profiling is the process of determining which genes are active in a specific cell or group of cells and is accomplished by measuring mRNA, the intermediary between genes and proteins. Variation in gene expression can cause disease, or act as an important indicator of disease or predisposition to disease. By comparing gene expression patterns between cells from different environments, such as normal tissue compared to diseased tissue or in the presence or absence of a drug, specific genes or groups of genes that play a role in these processes can be identified. Studies of this type, used in drug discovery, require monitoring thousands, and preferably tens of thousands, of mRNAs in large numbers of samples. Once a smaller set of genes of interest has been identified, researchers can then examine how these genes are expressed or suppressed across numerous samples, for example, within a clinical trial. The high cost of current gene expression methods has limited the development of the gene expression market.

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

Our Technologies

BeadArray Technology

      We have developed a proprietary array technology that enables the large-scale analysis of genetic variation and function. Our BeadArray technology combines fiber optic bundles and microscopic beads in a simple proprietary manufacturing process to produce array matrices that can perform many assays simultaneously. Our BeadArray technology provides a unique combination of high throughput, cost effectiveness, and flexibility. We achieve high throughput with a high density of test sites per array and our ability to format arrays in a pattern arranged to match the wells of standard microtiter plates. We maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples, and from the low manufacturing costs associated with our complementary technologies. Our ability to vary the size, shape and format of the fiber optic bundles and to create specific bead pools for different applications provides the flexibility to address multiple markets and market segments. We believe that these features will enable our BeadArray technology to become a leading platform for the emerging high-growth markets of SNP genotyping, gene expression profiling and proteomics.

      Our proprietary BeadArray technology combines fiber optic bundles and specially prepared beads that self-assemble into an array. We have the fiber optic bundles manufactured to our specifications, which we cut into lengths of less than one inch. Each bundle contains approximately 50,000 individual fibers and 96 of these bundles are placed into an aluminum housing, which forms an array matrix. In a separate process, we create sensors by affixing a specific type of molecule to each of the billions of microscopic beads in a batch. We make different batches of beads, with the beads in a given batch coated with one particular type of molecule. The particular molecules on a bead define that bead’s function as a sensor. For example, we create a batch of SNP sensors by attaching a particular DNA sequence to each bead in the batch. We combine batches of coated beads to form a pool specific to the type of array we intend to create. A bead pool one milliliter in volume contains sufficient beads to produce thousands of arrays. One of the advantages of this technology is that it allows us to create universal arrays for SNP genotyping. All of our SNP genotyping arrays are manufactured with the same set of sensors. This allows us to manufacture one type of array, and by varying the reagent kit, still be able to use it to test for any combination of SNPs.

      To form an array we typically dip each fiber optic bundle into a pool of coated beads. The coated beads are drawn into the wells, no more than one bead per well, on the end of each fiber in the bundle. We call this process self-assembly. The tens of thousands of beads at the end of the fiber optic bundle comprise our BeadArray. Because the beads assemble randomly into the wells, we perform a final procedure called decoding in order to determine which bead type occupies which well in the array. We employ several proprietary methods for decoding, a process that requires only a few steps to identify all the beads in the array. One beneficial by-product of the decoding process is a validation of each bead in the array. This quality control test characterizes the performance of each bead and can identify and eliminate use of any empty wells. We ensure that each bead type on the array is sufficiently represented by having multiple copies of each bead type. This improves the reliability and accuracy of the resulting data by allowing statistical processing of the results of identical beads.

      One performs an experiment on the BeadArray matrices by preparing a sample, such as DNA from a patient, and introducing it to the array. The design features of our BeadArray matrix allow it to be simply dipped into a solution containing the sample. The molecules in the sample bind to their matching molecules on the coated bead. The Sherlock scanning instrument detects the matched molecules by shining a laser through the fiber optic bundle. Since the molecules in the sample have a structure that causes them to emit light in response to a laser, detection of a binding event is possible. This allows the measurement of the number of molecules bound to each coated bead, resulting in a quantitative analysis of the sample.

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

      We have designed our proprietary Oligator technology for the parallel synthesis of many different oligonucleotides to meet the requirements of large-scale genomics applications. We believe that our Oligator technology is substantially more cost effective and provides higher throughput than available commercial alternatives. Our technology allows for the automated parallel synthesis of oligonucleotides within each machine. Depending on the length of the oligonucleotide, each machine can synthesize approximately 2,500 to 3,000 oligonucleotides per day. We believe we can expand this technology in the future and produce instruments with greater capacity which will produce oligonucleotides at a lower cost.

Key Advantages of Our BeadArray and Oligator Technologies

      We believe that our BeadArray and Oligator technologies provide distinct advantages, in a variety of applications, over competing technologies, by creating cost-effective, highly miniaturized arrays with the following advantages:

      High Throughput. The miniaturization of our BeadArray matrix provides significantly greater information content per unit area than any other array known to us. To further increase throughput, we have formatted our arrays in a pattern arranged to match the wells of standard microtiter plates, allowing throughput levels of up to 3 million unique assays per microtiter plate. The Oligator’s parallel synthesis capability allows us to manufacture the diversity of oligonucleotides necessary to support large-scale genomic applications.

      Cost Effectiveness. Our BeadArray matrix substantially reduces the cost of experiments as a result of our proprietary manufacturing process and our ability to capitalize on cost reductions generated by advances in fiber optics, digital imaging and bead chemistry. In addition, our miniaturized BeadArray matrix requires smaller volumes than other array technologies, and therefore reduces reagent costs. Our Oligator technology further reduces reagent costs, as well as the cost of coating beads.

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

Our Strategy

      Our goal is to make our BeadArray platform the industry standard for products and services utilizing array technologies. We plan to achieve this by:

•	focusing on emerging high-growth markets;

•	rapidly commercializing our production scale SNP genotyping laboratory;

•	expanding our technologies into multiple product lines and market segments; and

•	strengthening our technological leadership.

Products and Services

      The first implementation of our BeadArray technology, the Sentrix array, is a disposable matrix with 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle performs more than 1,100 unique assays. Therefore, one Sentrix array can perform nearly 110,000 individual assays simultaneously, more than any other array system known to us.

      We have provided genotyping services using our proprietary BeadArray platform. In addition, we have developed our first genotyping products based on our Array of Arrays technology. These products include disposable Sentrix array matrices, GoldenGate reagent kits for SNP genotyping and Sherlock scanning instruments.

SNP Genotyping

      During 2001, we introduced the first commercial application of our BeadArray technology by launching our SNP genotyping services product line. We signed our first services contract with GlaxoSmithKline in 2001 and we entered into 18 service contracts during 2002. During the last month of the year, we completed over 34 million genotypes, including several days in which we operated at two million genotypes per day. To our knowledge, no other genotyping platform can achieve comparable levels of throughput while delivering such high accuracy and low cost.

      We have designed our first consumable BeadArray product, the Sentrix array matrix, for SNP genotyping. The Sentrix array matrix uses a universal format that allows it to analyze any set of SNPs. We have also developed reagent kits based on GoldenGate assay protocols and a confocal laser scanner, Sherlock, which is used to read our array matrices. These three components, combined with LIMS, standard operating procedures and analytical software and fluid handling robotics comprise our SNP genotyping system. This system was commercialized in late 2002 and is based on the system that has been operational in our genotyping service product line for over a year. When installed, the genotyping system will be able to routinely produce one million genotypes per day.

      In January 2003, we announced the availability of two assay sets, one for genetic linkage analysis and the other for fine chromosomal or whole-genome mapping. These standard products have been deployed in our genotyping services operation and are also available for customers who use our SNP genotyping system. Genetic linkage analysis can help identify chromosomal regions with potential disease associations. Fine mapping provides dense genotyping and may enable target gene identification related to a specific disease.

Gene Expression Profiling

      We will design our first product for gene expression profiling to test selected sets of approximately 100 to 2,000 genes on large numbers of samples. We believe that there is currently a need for a cost-effective and high-throughput gene expression profiling technology to analyze the activity of selected sets of genes from many samples simultaneously.

Scanning Instrumentation

      We have developed a confocal laser scanning instrument, Sherlock, which is used to scan our Sentrix array matrices and is part of our production scale SNP genotyping laboratory. This scanning equipment was designed to be used in all areas of genetic analysis that use our Sentrix arrays.

High-Throughput Synthesis

      We have put in place an oligonucleotide manufacturing facility that currently has the capability of producing approximately 16 million oligonucleotides per year. In addition to their use to coat beads, these oligonucleotides are components of the reagent kits for our BeadArray products and are used for assay development. Because our production capacity exceeds our internal needs, we began to offer oligonucleotides for sale to high volume users in 2001. We provide oligonucleotides in a wide range of lengths and in several scales, with the ability to add many types of modifications. We offer a range of quality control options and have implemented a laboratory information management system to control much of the manufacturing process. In February 2003, we introduced the first of a series of standard product offerings in our Oligator product line, a whole-genome oligonucleotide reference set designed and optimized for spotted gene expression microarrays. We believe our proprietary Oligator technology is more cost effective than competing technologies which has allowed us to market our oligonucleotides and oligonucleotide sets under a price leadership strategy.

Partnerships and Collaborations

      In November 1999, we entered into a joint development agreement with Applied Biosystems, a Division of Applera Corporation, under which the companies would jointly develop a SNP genotyping system that would combine our BeadArrayTM technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, we were responsible for developing and manufacturing the arrays and Applied Biosystems was responsible for developing and manufacturing the instruments, SNP assay reagents and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1.25 million shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide us with non-refundable research and development support of $10 million, all of which was provided by December 2001. Upon commercialization of the system, we were to receive a share of the operating profits from the sales of all components of these systems, should such sales occur.

      In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. It is our current belief that Applied Biosystems has no intention of continuing to develop a collaboration product with us. As a result of the delay in developing the collaboration product, we launched our own production-scale genotyping system in July 2002. In December 2002, we announced that we had notified Applied Biosystems that it was in breach of the joint development agreement. This notification followed a patent infringement suit filed by Applied Biosystems against us and a notification from Applied Biosystems alleging that we had breached the joint development agreement and seeking to compel arbitration pursuant to the agreement. For further information regarding this matter, please see ITEM 3, “Legal Proceedings” and ITEM 7, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations.” We do not have any other significant partnerships or collaborations.

Research and Development

      We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our BeadArray and Oligator technologies so that we can commercialize the initial products and services derived from these technologies. These efforts include among others:

•	We made substantial improvements in the quality and manufacturing yield of our Sentrix arrays. We are exploring ways to increase the level of automation in the manufacturing process and to reduce the time and cost of producing arrays. We currently have the infrastructure in place to manufacture array matrices in sufficient quantity to meet anticipated internal and external needs.

•	We introduced a number of initiatives in 2002 to improve the yield and quality of our oligonucleotides while reducing cost substantially. By refining our understanding of the design and operation of our Oligator technology, we have been able to make numerous changes in our process, which we believe provides us a more cost effective system than competing technologies. During 2002 we more than tripled our production capacity to approximately 16 million oligonucleotides per year. We expect these efforts will result in further increases in capacity per machine and lower costs per oligonucleotide during 2003.

•	We have developed the Sherlock confocal laser scanning instrument that scans our Sentrix array matrices for genetic analysis experiments. Confocal laser scanners provide the high sensitivity and resolution required to address the extremely dense geometries of our bead-based arrays. We expect to make the first commercial shipments of our scanners in the first quarter of 2003.

•	We have been exploring the underlying molecular biology and chemistry issues related to developing assays and performing experiments on our BeadArray platforms. By improving our processes and protocols, we have substantially increased the number of SNP assays we can process simultaneously in a single sample, as well as, on a single fiber. We believe that our current multiplexing levels are the highest of any product on the market.

•	One of the key benefits of our BeadArray technology is that it can be applied to other areas of genetic analysis and extended to applications outside the life science industry. We continue to explore and optimize the processes required to perform gene expression and proteomics analysis on our arrays.

      Our research and development expenses for the fiscal years 2002, 2001 and 2000 (exclusive of charges relating to stock based compensation of $2.4 million, $3.1 million and $3.9 million, respectively) were $26.8 million, $20.7 million and $13.6 million, respectively. We expect research and development expense to increase in the future as we continue to expand our research and product development efforts.

Government Grants

      Government grants allow us to fund internal scientific programs and exploratory research. We retain ownership of all intellectual property and commercial rights generated during these projects, subject to a non-exclusive, non-transferable, paid-up license to practice, for or on behalf of the United States, inventions made with federal funds. This license is retained by the U.S. government as provided by applicable statutes and regulations. We do not believe that the retained license will have any impact on our ability to market our products, and we do not need government approval with respect to this license in order to enter into collaborations or other relationships with third parties. We have seven grants from the National Institutes of Health, including a $9 million award in connection with our role in the Human Haplotyping effort.

Intellectual Property

      We have an extensive patent portfolio, including ownership of, or exclusive licenses to, 23 issued U.S. patents and 48 pending U.S. patent applications, including one allowed application that has not yet issued as a patent, some of which derive from a common parent application. Our issued patents, which cover various aspects of our BeadArray, oligonucleotide synthesis and chemical detection technologies, expire between 2011 and 2020. We are seeking to extend this patent protection on our BeadArray, GoldenGate, Oligator, Sentrix and related technologies. We have received or filed counterparts for many of these patents and applications in one or more foreign countries.

      We also rely upon trade secrets, know-how, copyright and trademark protection, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our BeadArray, GoldenGate, and Oligator, Sentrix and Sherlock technologies.

      We are party to various exclusive and non-exclusive license agreements with third parties, which grant us rights to use key aspects of our array technology, assay methods, chemical detection methods, reagent kits and scanning equipment. For example, we have an exclusive license from Tufts University to patents filed by Dr. David Walt, a member of our board of directors, the Chairman of our Scientific Advisory Board and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2017. We also have non-exclusive licenses related to confocal scanning instrumentation and our GoldenGate assay. These licenses are critical to our business.

Manufacturing

      We manufacture our array matrices, reagent kits, scanning equipment and oligonucleotides in-house and believe that we currently have the ability to manufacture these in sufficient quantity to meet anticipated internal and external needs. We currently depend upon outside suppliers for materials used in the manufacture of our products. We intend to continue, and may extend, the outsourcing of portions of our manufacturing process to subcontractors where we determine it is in our best commercial interests.

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

Competition

      Although we expect that our BeadArray products and services will provide significant advantages over currently available products and services, we expect to encounter intense competition from other companies that offer products and services for the SNP genotyping, gene expression and proteomics markets. These include companies such as Aclara Biosciences, Affymetrix, Agilent, Amersham Biosciences, Applied

Biosystems, Beckman Coulter, Caliper Technologies, Luminex, Perlegen Sciences, Sequenom and Third Wave Technologies. Many of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we need to address. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase in the future. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over the existing products. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies. Although we believe that our technology and products will offer advantages that will enable us to compete effectively with these companies, we cannot assure you that we will be successful.

Employees

      As of December 29, 2002, we had a total of 233 employees, 80 of whom hold Ph.D. degrees and 119 of whom are engaged in full-time research and development activities. None of our employees is represented by a labor union. We consider our employee relations to be positive.

Executive Officers

      Our executive officers as of March 15, 2003, are as follows:

Name	Age	Position

Jay T. Flatley	50	President, Chief Executive Officer and Director
David L. Barker, Ph.D.	61	Vice President, Chief Scientific Officer
Paulette D. Cabral	58	Vice President of Human Resources
David C. Douglas	48	Vice President of Manufacturing
Noemi C. Espinosa	44	Vice President of Intellectual Property
Robert C. Kain	42	Vice President of Engineering
Timothy M. Kish	51	Vice President, Chief Financial Officer
Arnold Oliphant, Ph.D.	43	Vice President of Scientific Operations
Tristan B. Orpin	37	Vice President of Worldwide Sales
John R. Stuelpnagel, DVM	45	Founder, Senior Vice President of Operations and Director

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

      Paulette D. Cabral has served as our Vice President of Human Resources since March 2001. Prior to joining us, Ms. Cabral was the Vice President of Human Resources at Marimba, Inc., an internet infrastructure company, from July 2000 to February 2001. From December 1996 to July 2000, Ms. Cabral held various human resource positions at Molecular Dynamics; most recently, she was Vice President of Human Resources. Previous to that she held various positions at Acuson Corporation and Spectra Physics. Ms. Cabral holds a B.A. in Sociology from San Jose State University.

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

      Tristan Orpin has served as our Vice President of Worldwide Sales since December 2002. Prior to joining us, Mr. Orpin was the Vice President of Sales and Marketing at Sequenom, a genomics company, from August 2001 to November 2002 and was Director of Sales and Marketing from September 1999 to August 2001. From December 1988 to September 1999, Mr. Orpin served in several senior sales and marketing positions at Bio-Rad Laboratories, a life sciences company. Mr. Orpin received his BSc. in Biochemistry from the University of Melbourne.

      John R. Stuelpnagel, D.V.M., one of our founders, is our Senior Vice President of Operations and has been a director since April 1998. From October 1999 to April 2002, he served as our Vice President of Business Development. From April 1998 to October 1999, he served as our acting President and Chief Executive Officer and was acting Chief Financial Officer through April 2000. While founding Illumina, Dr. Stuelpnagel was an associate with CW Group, a venture capital firm, from June 1997 to September 1998 and with Catalyst Partners, a venture capital firm, from August 1996 to June 1997. Dr. Stuelpnagel received his B.S. in Biochemistry and his Doctorate in Veterinary Medicine from the University of California, Davis and his M.B.A. from the University of California, Los Angeles.

Item 2.     Properties.

      Our principal research and development, manufacturing and administrative facilities occupy approximately 90,000 square feet of three buildings located in San Diego, California, which we purchased, along with eight acres of adjacent land, in January 2002. In connection with this purchase we assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. We lease a total of 26,000 square feet of this space to two tenants. The land has been approved for construction of a fourth building. We expect that these facilities, including the potential fourth building, will be sufficient for our San Diego based operations for the foreseeable future.

Item 3.	Legal Proceedings.

      In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. We are also recording interest expense on the $7.7 million during the appeal based on the statutory rate.

      In December 2002, Applied Biosystems Group filed a patent infringement suit against Illumina in the Federal District Court in Northern California asserting infringement of several patents related to an Applied Biosystems’ assay intended for use in our collaboration. To date, Applied Biosystems has not yet served us with this patent infringement complaint. In that complaint, Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. Also in December 2002, Applied Biosystems sent a notification to us alleging that we had breached the joint development agreement between Illumina and Applied Biosystems entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleges that our production-scale genotyping system and our consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that our commercial activities with respect to our genotyping system are unlawful, unfair or fraudulent. Among other relief it sought via an arbitration proceeding, Applied Biosystems sought compensatory damages of $30 million, disgorgement of all revenues received from sales of our genotyping system or through our genotyping services product line and a prohibition of future sales of these products or services. We responded in a letter notification dated December 4, 2002 to Applied Biosystems that Applied Biosystems was in breach of the joint development agreement, having twice delayed the launch of our collaborative product, and despite our continual compliance with our obligations under this agreement, and further disputing that the arbitration proceeding was appropriate.

      On December 11, 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted our temporary restraining order on December 12, 2002. We then moved for a preliminary injunction to prevent the arbitration from proceeding until a trial in the superior court case, while Applied Biosystems brought a motion seeking to dismiss this Superior Court action and to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the 1999 joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction to prevent the arbitration process and denied Applied

Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to demur to the claim of fraudulent inducement, and that motion in now pending. No trial date has been set for this case.

      We believe the claims alleged by Applied Biosystems are without merit in both the patent infringement case and their enjoined demand for arbitration, and that we have a strong case regarding our breach of contract and other related allegations against Applied Biosystems. However, we cannot be sure that we will prevail in these matters. If we are unable to successfully defend against these allegations, it could result in a material adverse affect on our business, financial condition and results of operations.

      We are not currently a party to any other material legal proceedings. From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters.

      Our common stock has been quoted on the Nasdaq National Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low closing prices per share of the common stock as reported on the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

	2001

	High	Low

First Quarter	$21.75	$7.06
Second Quarter	12.05	5.88
Third Quarter	13.16	5.90
Fourth Quarter	11.99	5.95

	2002

	High	Low

First Quarter	$12.34	$6.50
Second Quarter	9.00	4.34
Third Quarter	6.22	2.93
Fourth Quarter	5.83	2.91

      At March 14, 2003, there were approximately 172 stockholders of record and the price per share of our common stock, as reported on the Nasdaq National Market on such date, was $2.11.

Sales of Unregistered Securities

      None.

Use of Proceeds

      On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through December 29, 2002, we have used approximately $16 million to purchase property, plant and equipment and approximately $19 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 6.	Selected Financial Data.

      The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statements of operations data for each of the four years ended December 29, 2002, December 30, 2001 and December 31, 2000 and 1999, and the period from our inception on April 28, 1998 through December 31, 1998, and the balance sheet data as of the years then ended, are derived from our audited financial statements.

Statements of Operations Data

					Period from
					April 28, 1998
	Year Ended	Year Ended	Year Ended	Year Ended	(inception) to
	December 29,	December 30,	December 31,	December 31,	December 31,
	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Revenue:
Product revenue	$4,103	$897	$42	$37	$—
Service revenue	3,305	99	—	—	—
Research revenue	2,632	1,490	1,267	437	—

Total revenue	10,040	2,486	1,309	474	—
Costs and expenses:
Cost of product and service revenue	3,536	557	—	—	—
Research and development	26,848	20,735	13,554	4,085	771
Selling, general and administrative	9,099	5,663	4,193	1,349	345
Amortization of deferred compensation and other non-cash compensation charges	4,360	5,850	6,797	958	78
Litigation judgment	8,052	—	—	—	—

Total costs and expenses	51,895	32,805	24,544	6,392	1,194

Loss from operations	(41,855)	(30,319)	(23,235)	(5,918)	(1,194)
Interest income, net	1,524	5,496	4,629	400	48

Net loss	$(40,331)	$(24,823)	$(18,606)	$(5,518)	$(1,146)

Historical net loss per share, basic and diluted	$(1.31)	$(0.83)	$(1.37)	$(3.91)	$(1.71)

Shares used in calculating historical net loss per share, basic and diluted	30,890	29,748	13,557	1,410	669

Pro forma net loss per share, basic and diluted			$(0.76)	$(0.40)	$(0.26)

Shares used in calculating pro forma net loss per share, basic and diluted			24,440	13,697	4,453

Balance Sheet Data

	December 29,	December 30,	December 31,	December 31,	December 31,
	2002	2001	2000	1999	1998

	(In thousands)
Cash, cash equivalents, restricted cash and investments	$66,294	$93,786	$118,719	$33,088	$8,234
Working capital	58,522	91,452	126,260	32,881	8,231
Total assets	121,906	122,465	132,793	33,895	8,557
Accumulated deficit	(90,424)	(50,093)	(25,270)	(6,663)	(1,146)
Total stockholders’ equity	71,744	106,791	124,100	32,032	8,380

      See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute historical and pro forma basic and diluted net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

      Illumina, Inc. was incorporated in April 1998. We are developing next-generation tools for the large-scale analysis of genetic variation and function. The information provided by these analyses will help enable the development of personalized medicine, a key goal of genomics and proteomics. Our proprietary BeadArray technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients. Our technology may also have applicability across a wide variety of industries beyond life sciences and pharmaceuticals, including agriculture, food, chemicals and petrochemicals. However, we do not currently expect that these markets will have the revenue potential of the life sciences market. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary Oligator technology. As a result of our favorable manufacturing cost structure, we have been able to implement a price leadership strategy in the plate-based segment of this market and have steadily been able to grow our market share. In the second quarter of 2001, we initiated our SNP genotyping services product line and we have entered into 18 service contracts in 2002. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into significant contracts with many of the leading genotyping organizations including GlaxoSmithKline, and The Sanger Centre, and have recently received a $9 million award from the National Institutes of Health to play a major role in the Human Haplotyping effort.

      In November 1999, we entered into a joint development agreement with Applied Biosystems under which the companies would jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, we were responsible for developing and manufacturing the arrays and Applied Biosystems was responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1.25 million shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide us with non-refundable research and development support of $10 million, all of which was provided by December 2001. Upon commercialization of the system, we would receive a share of the operating profits from the sales of all components of these systems. We have deferred recognition of revenue from the research funding of $10 million provided by Applied Biosystems, and would recognize such amounts as revenue at the rate of 25% of the total profit share we earn from the sales of collaborative products, should such sales occur.

      In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. It is our current belief that Applied Biosystems has no intention of continuing to develop a collaboration product with us. As a result of the delay in developing the collaboration product, we launched our own production-scale genotyping system in July 2002. In December 2002, Applied Biosystems filed a patent infringement suit against us in the Federal District Court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay. To date, Applied Biosystems has not served us with the complaint filed in this suit. Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. Also in December 2002, Applied Biosystems sent a notification to us alleging that we had breached the joint development agreement entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleges that our production-scale genotyping system and our consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that our commercial activities with respect to its genotyping system are unlawful, unfair or fraudulent. Among other items, Applied Biosystems is seeking compensatory damages of $30 million, disgorgement of all revenues received from sales of our genotyping system or through our genotyping services product line and a prohibition of future sales of these products or services.

      In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted the temporary restraining order. We then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the 1999 joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. No trial date has been set for this case. We will continue to treat the $10 million funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

      We are in the early stages of proceedings to resolve the status of the collaboration agreement and the legal actions brought by both parties. We believe the claims alleged by Applied Biosystems are without merit in both the patent infringement case and their enjoined demand for arbitration and that we have a strong case regarding our allegations against Applied Biosystems. However, we cannot be sure that we will prevail in these matters. If we are unable to successfully defend against these allegations, it could result in a material adverse affect on our business, financial condition and results of operations.

      Our production-scale genotyping system is based on the system developed by the Company that has been operational in our genotyping service product line since 2001. In addition to our arrays, it includes the Sherlock proprietary confocal laser scanner, as well as the highly multiplexed GoldenGate SNP genotyping assay. We do not believe that any of these product components are covered by intellectual property held by Applied Biosystems or are otherwise within the scope of the collaboration agreement with Applied Biosystems. Consequently, we would retain all the operating profits, if any, generated through the sales of systems and consumables rather than share profits under the collaboration agreement. This system is initially being marketed to a small number of high throughput genotyping users, however, over time, we will need to develop lower throughput versions of the system, as well as additional genetic analysis applications, which will be marketed more broadly and require substantial increases in our sales and marketing expenses.

      As a result of the 2001 launch of our SNP genotyping services and custom oligonucleotide product lines, we generated commercial product and service revenue of approximately $1.0 million during fiscal 2001, and approximately $7.4 million during fiscal year 2002. In 2003, we announced agreements for the sale of our first two high-throughput SNP genotyping systems. We are seeking to expand our customer base for these products and services. However, we have no assurance that our sales efforts will be successful in developing a market for systems such as this.

      We have incurred substantial operating losses since our inception. As of December 29, 2002, our accumulated deficit was $90.4 million, and total stockholders’ equity was $71.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $8.1 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial and increasing costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we begin to build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

Results of Operations

Comparison of Years Ended December 29, 2002 and December 30, 2001

Revenue

      Revenue for the years ended December 29, 2002 and December 30, 2001 was $10.0 million and $2.5 million, respectively. Product revenue increased to $4.1 million in 2002 from $0.9 million in 2001, mostly due to higher sales of oligonucleotides. We have continued to grow sales and market share as a result of our product quality and price leadership strategy in the plate-based oligonucleotide market segment. SNP genotyping service revenue was $3.3 million in 2002 compared to $0.1 million in 2001 as a result of the 18 contracts that were signed during 2002. Government grants and other research funding accounted for approximately 26% and 60% of our total revenue for the year ended December 29, 2002 and December 30, 2001, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue become a more important part of our business.

Cost of Product and Service Revenue

      Cost of product and service revenue for the years ended December 29, 2002 and December 30, 2001 was $3.5 million and $0.6 million, respectively. The increase was driven by increased sales of products and services. Gross margins on product and service revenues were 52% in 2002, versus 44% in 2001, driven by a more favorable cost structure in oligo manufacturing. Costs related to research revenue is included in research and development expense.

Research and Development Expenses

      Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and laboratory and manufacturing supplies. Total research and development expenses increased $6.1 million to $26.8 million for the year ended December 29, 2002, from $20.7 million for the year ended December 30, 2001. The increase in expenses was driven primarily by higher headcount, related personnel costs and higher laboratory and manufacturing supplies required to continue development of our BeadArray technology, which is the underlying technology on which Illumina was founded. During the year ended December 29, 2002, the research expense to support our BeadArray activities increased $5.4 million over the same period in 2001. These additional research and development expenses were related to activities such as exploring and optimizing assays for various types of genetic analysis experiments, increasing the multiplexing level of our arrays, continuing development of our arrays and the scanning instrumentation required to read arrays and building up and optimizing our SNP genotyping services system. Research to support our Oligator technology platform increased $0.7 million during the year ended December 29, 2002, as compared to the year ended December 30, 2001. During 2002, we introduced upgrades to our Oligator technology that significantly increased capacity and quality while reducing manufacturing cost, allowing us to adopt a price leadership strategy in the markets we serve. We expect that our research and development expenses, including facilities related costs, will increase moderately over the next 12 months as we transition several products from development to commercialization and then increase more substantially in future years to support research and technology development for new products.

General and Administrative Expenses

      Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $3.4 million to $9.1 million for the year ended December 29, 2002, from $5.7 million for the year ended December 30, 2001. A portion of this increase is due to higher legal expenses related to a termination-of-employment lawsuit and the legal proceedings regarding Applied Biosystems, as well as higher expenses related to securing patents. The remaining increase was due to increases in the sales and marketing costs required to expand and support our custom oligonucleotide sales and SNP genotyping services operations. During the third and fourth quarters of 2002 we began our sales and marketing expansion into Europe and in early 2003, we began our expansion into Japan. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure and incur additional costs to support our growth. In addition, as a result of our decision to launch our own genotyping system, we expect that our selling and marketing expenses will increase at a faster rate than earlier anticipated since we will now be solely responsible for the marketing and support of this system.

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

      We recorded amortization of deferred compensation of $4.4 million and $5.9 million for the year ended December 29, 2002 and December 30, 2001, respectively. Subsequent to July 27, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

Litigation Judgment

      A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the year ended December 29, 2002, we recorded $352,000 for interest.

Interest Income

      Interest income on our cash and cash equivalents and investments was $3.8 million and $6.2 million for the years ended December 29, 2002 and December 30, 2001, respectively. Interest income decreased in 2002 due to lower average levels of invested funds and lower effective interest rates.

Interest Expense

      Interest expense was $2.3 million for the year ended December 29, 2002 as compared to $0.7 million for the year ended December 30, 2001. Interest expense for the year ended December 29, 2002 resulted primarily from a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

Provision for Income Taxes

      We incurred net operating losses for the years ended December 29, 2002 and December 30, 2001, and accordingly, we did not pay any federal or state income taxes. We have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain. As of December 29, 2002, we had net operating loss carryforwards for federal and state tax purposes of approximately $55.6 million and $30.9 million, respectively, which begin to expire in 2018 and 2008.

      We also had federal and state research and development tax credit carryforwards of approximately $2.4 million and $1.8 million, respectively, which begin to expire in 2018, unless previously utilized.

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

Cost of Product and Service Revenue

      Cost of product and service revenue for the year ended December 30, 2001, which was the first year we commenced such revenue, was $0.6 million. There was no cost of product and service revenue for the year ended December 31, 2000.

Research and Development

      Research and development expenses increased $7.2 million to $20.7 million for the year ended December 30, 2001, from $13.5 million for the year ended December 31, 2000. This increase was due primarily to increased staffing and other personnel costs to support the continued research and scale-up of our BeadArray and Oligator technologies. During 2001, our research activities to support these technologies increased $5.5 million and $0.5 million, respectively. The remaining $1.2 million of expense increase was related to manufacturing process improvement activities mostly related to automating various parts of the manufacturing process to improve yields, cost, quality and processing time.

General and Administrative Expenses

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

Amortization of Deferred Compensation and Other Non-Cash Compensation Charges

      In connection with the grant of stock options and sale of restricted common stock to employees, founders and directors through July 27, 2000, we recorded deferred compensation of approximately $17.7 million. We recorded amortization of this deferred compensation of $5.0 million and $5.4 million for the years ended December 30, 2001 and December 31, 2000, respectively. We recorded an additional $0.3 million of expense related to restricted common stock sold to consultants, which was expensed as our rights to repurchase the common stock lapsed and an additional $0.3 million charge for the acceleration of vesting of restricted stock during the year ended December 31, 2000. In February 2000, we modified all our consultant agreements to include assurances that the contracts would be fulfilled. In accordance with these modifications, we recorded additional deferred compensation of $3.0 million as a component of stockholders’ equity and amortize this amount as a charge to operations ratably over the vesting periods of the restricted stock and options. We recorded amortization of this deferred compensation of approximately $0.9 million and $0.8 million for the years ended December 30, 2001 and December 31, 2000, respectively.

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

Liquidity and Capital Resources

      As of December 29, 2002, we had cash, cash equivalents and investments (including restricted cash and investments of $12.5 million) of approximately $66.3 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 18 months.

      Our operating activities used cash of $26.4 million in the year ended December 29, 2002, as compared to $10.9 million in the year ended December 30, 2001. The increase in cash used for operating activities was due primarily to an increase in our net loss for 2002 (net of the non-cash litigation judgment, amortization of non-cash charges and depreciation expense), and the receipt of $5.0 million in research funding in 2001, which was recorded as deferred revenue.

      Our investing activities used cash of $1.8 million in the year ended December 29, 2002 as compared to $101.7 million in the year ended December 30, 2001. The decline in cash used in investing activities was due primarily to the reinvestment of our investment portfolio from cash equivalents to investment securities in 2001. This was partially offset by an $11.8 million increase in capital spending in 2002 that primarily relates to the purchase of a new facility.

      Our financing activities provided cash of $26.1 million in the year ended December 29, 2002 as compared to $0.7 million in the year ended December 30, 2001. Cash provided by financing activities in 2002 resulted primarily from $26.0 million in loan proceeds related to the purchase of our new facility.

      In October 1998, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at December 29, 2002.

      In July 2000, we entered into a 10-year lease to rent space in two newly constructed buildings that we now occupy. That lease contained an option to purchase the buildings together with eight acres of adjacent land that has been approved for construction of an additional building. At the time the lease was executed, we provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which was secured by restricted cash. In addition, we provided the developer $6.2 million of funding in the form of an interest bearing, secured loan with a term of approximately one year and a $0.5 million deposit. In December 2000, we paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. The purchase closed in January 2002, at which time, the letter of credit was cancelled and we assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36% which calls for principal and interest payments of approximately $2.5 million per year until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

      In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. As a result of the Company’s decision to appeal the ruling, we filed a surety bond with the court on October 25, 2002 of 1.5 times the judgment amount, or approximately $11.3 million. Under the terms of the bond, we are required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for corporate purposes until the appeal process is completed, which we expect will occur within 12 to 18 months.

      At December 29, 2002, the total of annual future minimum lease payments was $0.7 million under capital lease arrangements that span two years. Total future minimum principal and interest payments under the mortgage we assumed in January 2002 are $44.0 million, representing payments of approximately $2.5 million per year for nine years with a balloon payment of $21.2 million due at the end of the 10-year term.

      We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least 18 to 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, our ability to successfully commercialize our SNP genotyping laboratory and extensions to that product and to expand our oligonucleotide and SNP genotyping services product lines, the successful resolution of our legal proceedings with Applied Biosystems and the successful resolution of our appeal in a termination of employment lawsuit. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Critical Accounting Policies

      Since our inception, our activities have primarily consisted of research and development efforts related to developing our BeadArray and Oligator technologies. Accordingly, the large majority of our transactions to date have related to research and development spending. We expense all such expenditures in the period incurred. Bulk quantities of laboratory supplies and manufacturing raw materials are inventoried when acquired but expensed when placed in use for research activities.

      In 2001, we launched our commercial SNP genotyping services product line and began to offer oligonucleotides for sale. Revenue for oligonucleotide sales is recognized generally upon shipment and transfer of title to the customer. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. Research revenue consists of amounts earned under research agreements with collaborators and government grants, which is recognized in the period during which the related costs are incurred.

      We have one significant collaborative agreement, under which we received non-refundable research funding support of $10.0 million from Applied Biosystems through the end of 2001. All amounts received under that agreement were recorded as deferred revenue in accordance with Staff Accounting Bulletin (“SAB”) 101. We will continue to reflect these payments as deferred revenue until the legal status of our collaborative agreement has been resolved.

      We invest our excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings. We classify our investments as “Available-for-Sale” under SFAS 115 and record such investments at the estimated fair value in the balance sheet, with gains and losses, if any, reported in stockholders’ equity. We periodically review our investments for other than temporary impairment.

Recently Issued Accounting Standards

      In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to the requirements under SFAS 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS 146 to have a material effect on our consolidated financial position, results of operations, or cash flows.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If we should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

Factors Affecting Our Operating Results

      In addition to the items mentioned above, the following issues could adversely affect our operating results or our stock price.

We have generated only a small amount of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

      We have incurred net losses since our inception and expect to continue to incur net losses. At December 29, 2002, our accumulated deficit was approximately $90.4 million, and we incurred a net loss of $40.3 million for the fiscal year ended December 29, 2002. We expect to continue to incur net losses and negative cash flow for the foreseeable future. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to incur significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect to incur greater selling and marketing expenses in the future as a result of the launch our SNP genotyping system. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are an early stage company with no commercial sales of microarray or scanning instrument products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and unproven technology.

      We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We currently do not sell our microarray or scanning instrument products although we expect to have such sales in early 2003. Our technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale. In addition, we are only at the early phase of offering custom oligonucleotides and SNP genotyping services. Problems frequently encountered in connection with the development or early commercialization of products and services using new and unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

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

      Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our products and services relative to others available in the market;

•	the extent of our efforts to market, sell and distribute our products;

•	our ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost; and

•	the willingness and ability of customers to adopt new technologies requiring capital investments.

We have limited experience in manufacturing commercial products and services. If we are unable to develop our manufacturing capability or find third-party manufacturers to manufacture our products, we may not be able to launch or support our products in a timely manner, or at all.

      We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, our manufacturing activities for arrays have been limited to supplying pre-commercial products for internal use and to support our SNP genotyping services product line. We have only recently begun manufacturing oligonucleotides for commercial sale and operating our internal SNP genotyping service product line. We are still in the process of optimizing our commercial manufacturing process for the scanning instrument that will be part of our SNP genotyping system. We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services.

      The nature of our products requires customized components that currently are available from a limited number of sources. For example, we currently obtain the fiber optic bundles included in our products from a single source. If we are unable to secure a sufficient supply of fiber optic bundles or other product components, we will be unable to meet demand for our products. We will need to enter into contractual relationships with manufacturers for commercial-scale production of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do this on a timely basis, for sufficient quantities or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs.

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

      In December 2002, Applied Biosystems filed, but has not yet served us with, a complaint alleging patent infringement against us asserting that our GoldenGate assay infringes several patents related to an Applied Biosystems assay method. Others may challenge or invalidate our patents or claim that we infringe the rights of third party patents. Also, our patents may fail to provide us with any competitive advantage. We may need to initiate additional lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace.

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

      Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Applied Biosystems filed, but has not yet served us with, a patent infringement suit against us and other third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

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

      Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our collaborative and independent research and development projects, the filing, prosecution and enforcement of patent claims and the success of our legal proceedings with Applied Biosystems and the appeal of a wrongful termination lawsuit. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least 18 to 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

      We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of December 29, 2002. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

      We are highly dependent on our management and scientific personnel. The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other biotechnology companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

      Our planned activities will require additional expertise in specific industries and areas applicable to the products developed through our technologies, including the life sciences and healthcare industries. Thus, we will need to add new personnel, including management, and develop the expertise of existing management. The failure to do so could impair the growth of our business.

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

      Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. For example, our genotyping system sales cycle is lengthy, the time period between our initial contact with a potential customer and installation is typically several months and includes site inspection, training and the effective demonstration of the installed system. Accordingly, revenues from system sales may occur in some quarters and not others. Oligonucleotide sales may fluctuate quarter to quarter depending on oligonucleotide needs for both our genotyping services product line and internal research. In addition, sales for all of our products and services may fluctuate quarter to quarter depending on market conditions. Our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline

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

      Our equipment financings, amounting to $0.6 million as of December 29, 2002, are all at fixed rates and therefore, have no exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

      We have operated primarily in the United States; we began our sales and marketing expansion into Europe in the third quarter of 2002. Other than employment related expenses for our European sales personnel, virtually all transactions to date have been made in U.S. dollars. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

      (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2003.

      (b) Identification of Executive Officers. Information concerning our executive officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

      (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Securities Exchange Act” contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2003.

Item 11.	Executive Compensation.

      Information concerning executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “Ownership of Securities” contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2003.

Equity Compensation Plan Information

      The following table presents information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 29, 2002. We currently have two equity compensation plans, the 2000 employee stock purchase plan and the 2000 stock plan, Prior to our initial public offering we granted options under the 1998 stock incentive plan. All of these plans have been approved by our stockholders. Options outstanding include options granted under both the 1998 stock incentive plan and the 2000 stock plan.

(c) Number of
Securities
Remaining
	(a) Number of		Available for
	Securities to be	(b) Weighted-	Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a)

Equity compensation plans approved by security holders	4,422,781	$7.94	4,924,985
Equity compensation plans not approved by security holders	—	$—	—

Total	4,422,781	$7.94	4,924,985

      Please refer to footnote 3 in notes to financial statements included in our annual report on Form 10-K for the year ended December 29, 2002 for a description of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.

      Information concerning certain relationships is incorporated by reference from the sections entitled “Proposal 1-Election of Directors,” “Executive Compensation and Other Information” and “Certain Transactions” contained in our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2003.

Item 14.	Controls and Procedures.

      We have established and maintain disclosure controls and procedures to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with accounting principles generally accepted in the United States.

      We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding, we have designed our internal control system with a level of controls that we believe will prevent material errors in our consolidated financial statements.

      The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 16.	Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements, the quarterly reviews of the financial statements included in our Forms 10-Q and an A-133 audit required by our government grants were $90,113 and $60,180 for fiscal years 2002 and 2001, respectively.

Audit-Related Fees

      The aggregate fees billed by Ernst & Young LLP for audit-related services as defined by the commission were $3,500 and $3,000 for fiscal years 2002 and 2001, respectively.

Tax Fees

      The aggregate fees billed by Ernst & Young LLP for professional services rendered for the preparation of our tax returns and tax planning and advice were $20,278 and $7,570 for fiscal years 2002 and 2001, respectively.

All Other Fees

      Ernst & Young LLP did not perform any professional services other than as stated under the captions Audit Fees, Audit-Related Fees and Tax Fees for fiscal year 2002 or 2001.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements:

      (2) Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

      (3) Exhibits:

Exhibit
Number	Description of Document

2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(1)	Bylaws.
3.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investors Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.
4.3(5)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.
†10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
†10.2(1)	1998 Incentive Stock Plan.
†10.3(2)	2000 Employee Stock Purchase Plan (Filed as Exhibit 99.2).
10.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for Illumina’s principal offices.
10.5(1)	Joint Development Agreement dated November 1999 between Registrant and PE Corporation (with certain confidential portions omitted).
10.6(1)	Asset Purchase Agreement dated November 1998 between Registrant and nGenetics, Inc. (with certain confidential portions omitted).
10.7(1)	Asset Purchase Agreement dated March 2000 between Registrant and Spyder Instruments, Inc. (with certain confidential portions omitted).
10.8(1)	License Agreement dated May 1998 between Tufts and Registrant (with certain confidential portions omitted).

Exhibit
Number	Description of Document

10.9(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.
†10.10(3)	2000 Stock Plan (Filed as Exhibit 99.1).
10.11(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10.12(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10.13(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).
10.14(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.
10.15(7)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.
10.16(7)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10.17(7)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10.18(8)	Replacement Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10.19(8)	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Company, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10.20(8)	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
†10.21(8)	2000 Employee Stock Purchase Plan as amended on March 21, 2002.
†10.22(8)	2000 Stock Plan as amended on March 21, 2002.
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (included on the signature page).
99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-8 filed March 29, 2001.

(4)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(6)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended September 30, 2001 filed November 14, 2001.

(8)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2002 filed May 13, 2002.

(b)	Reports on Form 8-K

      We did not file a Current Report on Form 8-K during the quarter ended December 29, 2002.

Supplemental Information

      No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

ILLUMINA, INC.

By:	/s/ JAY T. FLATLEY _______________________________________ Jay T. Flatley

President and Chief Executive Officer

March 27, 2003

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

Name	Title	Date

/s/ JAY T. FLATLEY Jay T. Flatley	President and Chief Executive Officer Director (Principal Executive Officer)	March 27, 2003

/s/ TIMOTHY M. KISH Timothy M. Kish	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ JOHN R. STUELPNAGEL John R. Stuelpnagel	Senior Vice President of Operations Director	March 27, 2003

/s/ R. SCOTT GREER R. Scott Greer	Director	March 27, 2003

/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 27, 2003

Name	Title	Date

/s/ GEORGE POSTE George Poste	Director	March 27, 2003

/s/ WILLIAM H. RASTETTER William H. Rastetter	Director	March 27, 2003

/s/ DAVID R. WALT David R. Walt	Director	March 27, 2003

CERTIFICATIONS

I, Jay T. Flatley, certify that:

1.	I have reviewed this annual report on Form 10-K of Illumina, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAY T. FLATLEY

Jay T. Flatley
President and Chief Executive Officer

Date: March 27, 2003

I, Timothy M. Kish, certify that:

1.	I have reviewed this annual report on Form 10-K of Illumina, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY M. KISH

Timothy M. Kish
Chief Financial Officer

Date: March 27, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Illumina, Inc.

      We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. at December 29, 2002 and December 30, 2001, and the results of its operations and its cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California

January 17, 2003

ILLUMINA, INC.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2002	2001

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,037	$4,165
Investments, available for sale	51,727	86,329
Restricted cash and investments	12,530	3,292
Accounts and interest receivable, net	3,731	1,266
Inventory, net	2,299	971
Prepaid expenses and other current assets	495	237

Total current assets	72,819	96,260
Property and equipment, net	48,279	25,972
Intangible assets, net	786	—
Other assets	22	233

Total assets	$121,906	$122,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,770	$1,975
Accrued liabilities	3,798	2,536
Accrued litigation judgment	8,052	—
Current portion of long-term debt	340	—
Current portion of equipment financing	337	297

Total current liabilities	14,297	4,808
Long-term debt, less current portion	25,367	—
Noncurrent portion of equipment financing	253	590
Deferred revenue	10,009	10,048
Other long term liabilities	236	228
Commitments
Stockholders’ equity:
Common stock, $.01 par value, 120,000,000 shares authorized, 32,500,222 shares issued and outstanding at December 29, 2002, 32,233,774 shares issued and outstanding at December 30, 2001	325	322
Additional paid-in capital	164,483	163,896
Deferred compensation	(3,617)	(8,083)
Accumulated other comprehensive income	977	749
Accumulated deficit	(90,424)	(50,093)

Total stockholders’ equity	71,744	106,791

Total liabilities and stockholders’ equity	$121,906	$122,465

See accompanying notes.

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands except per share amounts)
Revenue
Product revenue	$4,103	$897	$42
Service revenue	3,305	99	—
Research revenue	2,632	1,490	1,267

Total revenue	10,040	2,486	1,309
Costs and expenses:
Cost of product and service revenue	3,536	557	—
Research and development	26,848	20,735	13,554
Selling, general and administrative	9,099	5,663	4,193
Amortization of deferred compensation and other non-cash compensation charges	4,360	5,850	6,797
Litigation judgment	8,052	—	—

Total costs and expenses	51,895	32,805	24,544

Loss from operations	(41,855)	(30,319)	(23,235)
Interest income	3,805	6,198	4,722
Interest expense	(2,281)	(702)	(93)

Net loss	$(40,331)	$(24,823)	$(18,606)

Historical net loss per share, basic and diluted	$(1.31)	$(0.83)	$(1.37)

Shares used in calculating historical net loss per share, basic and diluted	30,890	29,748	13,557

Pro forma net loss per share, basic and diluted			$(0.76)

Shares used in calculating pro forma net loss per share, basic and diluted			24,440

The composition of stock-based compensation is as follows:
Research and development	$2,399	$3,114	$3,857
Selling, general and administrative	1,961	2,736	2,940

	$4,360	$5,850	$6,797

See accompanying notes.

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional		Unrealized			Total
					Paid-in	Deferred	Gain/(Loss) on	Note	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Investments	Receivable	Deficit	Equity

	(In thousands)
Balance at December 31, 1999	18,836	$37,398	5,139	$52	$5,288	$(4,027)	$(10)	$(5)	$(6,664)	$32,032
Issuance of common stock for cash, technology and services, net of repurchased shares	—	—	7,990	80	103,782	—	—	—	—	103,862
Conversion of convertible preferred stock into common stock, in connection with the initial public offering	(18,836)	(37,398)	18,836	188	37,210	—	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	—	5	—	5
Deferred compensation related to stock options and restricted stock	—	—	—	—	13,522	(13,272)	—	—	—	250
Deferred compensation related to restricted stock purchased by consultants	—	—	—	—	3,277	(2,962)	—	—	—	315
Amortization of deferred compensation	—	—	—	—	—	6,232	—	—	—	6,232
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	—	—	—	(18,606)	(18,606)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(18,596)

Balance at December 31, 2000	—	—	31,965	320	163,079	(14,029)	—	—	(25,270)	124,100
Issuance of common stock for cash, net of repurchased shares	—	—	269	2	913	—	—	—	—	915
Amortization of deferred compensation	—	—	—	—	—	5,850	—	—	—	5,850
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	—	—	(96)	96	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	749	—	—	749
Net loss	—	—	—	—	—	—	—	—	(24,823)	(24,823)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(24,074)

Balance at December 30, 2001	—	—	32,234	322	163,896	(8,083)	749	—	(50,093)	106,791
Issuance of common stock for cash, net of repurchased shares	—	—	266	3	693	—	—	—	—	696
Amortization of deferred compensation	—	—	—	—	—	4,360	—	—	—	4,360
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	—	—	(106)	106	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	228	—	—	228
Net loss	—	—	—	—	—	—	—	—	(40,331)	(40,331)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(40,103)

Balance at December 29, 2002	—	$—	32,500	$325	$164,483	$(3,617)	$977	$—	$(90,424)	$71,744

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2002	2001	2000

	(In thousands)
Operating activities
Net loss	$(40,331)	$(24,823)	$(18,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for technology and services	—	—	1,722
Depreciation and amortization	4,531	1,474	468
Amortization of premium/(discount) on investments	609	439	(70)
Amortization of deferred compensation and other non-cash compensation charges	4,360	5,850	6,797
Changes in operating assets and liabilities:
Accounts and interest receivable	(2,465)	(334)	(624)
Inventory	(1,328)	(900)	(71)
Prepaid expenses and other current assets	(258)	(39)	(2,908)
Note receivable	—	—	(6,340)
Deferred revenue	(39)	5,048	3,750
Other assets	211	166	(364)
Accounts payable	(205)	1,248	409
Accrued liabilities	1,262	718	1,525
Accrued litigation judgment	8,052	—	—
Other long term liabilities	8	228	—

Net cash used in operating activities	(25,593)	(10,925)	(14,312)
Investing activities
Purchase of investment securities	(116,568)	(166,762)	(10,293)
Sales and maturities of investment securities	141,551	80,068	19,680
Purchase of property and equipment	(26,830)	(14,972)	(3,428)
Purchase of intangible assets	(794)	—	—

Net cash provided by (used in) investing activities	(2,641)	(101,666)	5,959
Financing activities
Proceeds from long-term debt	26,000	—	—
Repayments of long-term debt	(293)	—	—
Proceeds from note payable	—	—	1,318
Repayments of note payable	(297)	(261)	(172)
Proceeds from stock subscription receivable	—	—	5
Proceeds from issuance of common stock, net of repurchased shares	696	915	102,140

Net cash provided by financing activities	26,106	654	103,291

Net increase (decrease) in cash and cash equivalents	(2,128)	(111,937)	94,938
Cash and cash equivalents at beginning of the year	4,165	116,102	21,164

Cash and cash equivalents at end of the year	$2,037	$4,165	$116,102

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,263	$133	$93

Non-cash investing and financing transactions:
Issuance of stock for technology and services	$—	$—	$1,722

See accompanying notes.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

      Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company is developing next-generation tools that will permit the large-scale analysis of genetic variation and function. The information provided by these analyses will help to enable the development of personalized medicine, a key goal of genomics and proteomics. The Company’s proprietary BeadArrayTM technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically and permitting better choices of drugs for individual patients.

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses incurred during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents are comprised of highly liquid investments with a remaining maturity of less than three months from the date of purchase.

Investments

      The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests its excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method. Realized gains, net of losses, totaled $782,734 and $366,265 for the years ended December 29, 2002 and December 30, 2001, respectively.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 29, 2002 and December 30, 2001, investments consist of the following (in thousands):

	December 29, 2002

	Amortized		Unrealized
	Cost	Market Value	gain (loss)

US Treasury securities	$9,359	$9,472	$113
Corporate debt securities	41,328	42,255	927

	$50,687	$51,727	$1,040
Restricted corporate debt securities	12,493	12,430	(63)

Total	$63,180	$64,157	$977

	December 30, 2001

	Amortized		Unrealized
	Cost	Market Value	Gain (loss)

US Treasury securities	$6,204	$6,134	$(70)
Corporate debt securities	79,376	80,195	819

Total	$85,580	$86,329	$749

      Investment maturities at December 29, 2002 are as follows:

Market Value

Within one year	$4,885
After one year through five years	52,428
After five years through ten years	2,385
Mortgage backed securities	4,459

Total	$64,157

Restricted Cash and Investments

      Restricted cash and investments consist of $100,000 in a money market fund and securities that are used as collateral against a letter of credit (see note 7).

Fair Value of Financial Instruments

      Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Collectibility of Accounts Receivable

      We evaluate the collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on historical experience. We re-evaluate such reserves on a regular basis and adjust our reserves as needed.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost based on a first-in, first-out method) or market.

Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years for equipment and five to forty years for buildings) using the straight-line method.

License Agreements

      Intangible assets consist of three license agreements. In accordance with Accounting Principles Board (“APB”) Opinion No. 17, Accounting for Intangible Assets, license agreements are recorded at cost. The rights related to one of the license agreements are amortized over its estimated useful life (five years) and the Company has amortized $8,333 through December 29, 2002. The rights related to the other two agreements will be amortized based on sales of related product and the Company has recorded no amortization expense for these two agreements as of December 29, 2002.

Long-Lived Assets

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset and adjusts the value of the asset accordingly. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 29, 2002.

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

      The Company received $10 million of non-refundable research funding from Applied Biosystems in connection with a licensing and development contract entered into in 1999. This amount has been recorded as deferred revenue in accordance with the provisions of Staff Accounting Bulletin (“SAB”) 101. This amount would be recognized as revenue at a rate of 25% of the defined operating profit earned from sales of the products covered by the collaboration agreement, should such sales occur. At present, the Company does not believe a collaboration product will be commercialized under the partnership agreement and there are legal proceedings between the parties as more fully described in Footnote 4. The $10 million of research funding will continue to be reflected as deferred revenue until the legal proceedings have been resolved.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted with exercise prices below estimated fair value (see Note 3), which is being amortized on an accelerated amortization methodology in accordance with FASB Interpretation Number (“FIN”) 28.

      Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the dates of grant using the fair value option pricing model (Black Scholes) with the following weighted-average assumptions for 2002, 2001 and 2000: (a) weighted average risk-free interest rate of 3.0% to 6.5%, (b) expected dividend yield of 0%, (c) volatility ranging from 70% to 127% and (d) five year estimated life of the options. The weighted average fair value of options granted in 2002, 2001 and 2000 was $4.39, $7.51 and $12.17, respectively.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows (in thousands except per share amounts):

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2002	2001	2000

Adjusted pro forma net loss	$(44,450)	$(26,032)	$(15,782)
Adjusted pro forma basic net loss per share	$(1.44)	$(0.88)	$(1.16)

      The pro forma effect on net loss presented is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than five years of vesting.

      Deferred compensation for options granted, and restricted stock sold, to consultants has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted, and restricted stock sold, to consultants are periodically remeasured as the underlying options vest.

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

      The following table presents the calculation of net loss per share (in thousands except per share data):

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2002	2001	2000

Net loss	$(40,331)	$(24,823)	$(18,606)

Basic and diluted net loss per share	$(1.31)	$(0.83)	$(1.37)

Weighted-average shares used in computing historical net loss per share, basic and diluted	30,890	29,748	13,557

Pro forma net loss per share, basic and diluted			$(0.76)

Shares used above			13,557
Pro forma adjustment to reflect weighted-average effect of assumed conversion of convertible preferred stock			10,883

Shares used in computing pro forma net loss per share, basic and diluted			24,440

      The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 5,556,455, 5,352,950 and 4,482,069 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Segment Reporting

      The Company has determined that it operates in only one segment.

     Fiscal Year

      The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31.

     Effect of New Accounting Standards

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue 94-3 relates to the requirements under SFAS 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS 146 to have a material effect on our consolidated financial position, results of operations, or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

2.	Balance Sheet Account Details

      Accounts and interest receivable consist of the following (in thousands):

	December 29,	December 30,
	2002	2001

Accounts receivable from product and service sales	$3,076	$291
Accounts receivable from government grants	263	102
Interest receivable from investments	478	891
Other receivables	59	15

	3,876	1,299
Allowance for doubtful accounts	(145)	(33)

Total	$3,731	$1,266

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Inventory consists of the following (in thousands):

	December 29,	December 30,
	2002	2001

Raw materials	$1,552	$971
Work in process	407	—
Finished goods	340	—

Total	$2,299	$971

      Property and equipment consist of the following (in thousands):

	December 29,	December 30,
	2002	2001

Land	$10,361	$—
Buildings	29,477	—
Laboratory and manufacturing equipment	8,373	6,445
Computer equipment	4,599	3,400
Furniture and fixtures	1,821	1,565
Construction in progress, building	—	16,391

	54,631	27,801
Accumulated depreciation and amortization	(6,352)	(1,829)

Total	$48,279	$25,972

      Accrued liabilities consist of the following (in thousands):

	December 29,	December 30,
	2002	2001

Compensation	$2,156	$1,323
Professional fees	965	904
Other	677	309

Total	$3,798	$2,536

3.	Stockholders’ Equity

Common stock

      As of December 29, 2002, the Company had 32,500,222 shares of common stock outstanding, of which 4,909,333 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of December 29, 2002, 1,133,674 shares of common stock were subject to repurchase.

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

      In 1998, the Company adopted the 1998 Incentive Stock Plan (the “Plan”) and had reserved 5,750,000 shares of common stock for grants under the Plan. The Plan provided for the grant of incentive and nonstatutory stock options, stock bonuses and rights to purchase stock to employees, directors or consultants of the Company. The Plan provided that incentive stock options to be granted only to employees at no less than the fair value of the Company’s common stock, as determined by the board of directors at the date of the grant. Options generally vest 20% one year from the date of grant and ratably each month thereafter for a period of 48 months and expire ten years from date of grant. In December 1999, the Company modified the plan to allow for acceleration of vesting in the event of an acquisition or merger.

      A summary of the Company’s stock option activity from December 31, 1999 through December 29, 2002 follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at December 31, 1999	645,200	$0.08
Granted	1,254,764	$11.09
Exercised	(191,318)	$0.08
Cancelled	(201,250)	$5.18

Outstanding at December 31, 2000	1,507,396	$8.57
Granted	2,166,100	$8.78
Exercised	(163,523)	$0.84
Cancelled	(129,177)	$11.26

Outstanding at December 30, 2001	3,380,796	$8.97
Granted	1,467,500	$5.62
Exercised	(137,727)	$0.46
Cancelled	(287,788)	$11.81

Outstanding at December 29, 2002	4,422,781	$7.94

      At December 29, 2002, options to purchase approximately 979,204 shares were exercisable and 4,924,985 shares remain available for future grant.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Following is a further breakdown of the options outstanding as of December 29, 2002:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining	Average	Options	of Options
Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable

$0.03 - 3.99	746,432	7.64	$1.39	204,430	$0.36
$4.03 - 5.00	680,278	9.31	$4.54	94,115	$4.81
$5.65 - 5.99	806,000	8.79	$5.97	103,099	$5.99
$6.00 - 8.30	769,861	8.67	$7.35	150,034	$7.46
$8.35 - 11.25	781,500	8.56	$9.38	180,415	$9.41
$11.43 - 45.00	638,710	8.02	$20.68	247,111	$21.54

	4,422,781			979,204

2000 Employee Stock Purchase Plan

      In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 1,458,946 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. 128,721 shares were issued under the 2000 Employee Stock Purchase Plan during fiscal 2002.

Deferred Stock Compensation

      Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, the Company has recorded deferred stock compensation totaling approximately $17.7 million, representing the difference between the exercise or purchase price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. In February 2000, the Company modified the consulting agreements with all of its outside consultants. Under the modified consulting agreements, the consultants agreed to pay a substantial financial penalty if they did not fulfill their performance obligations under the agreements. The amount of the penalty was determined for each consultant based on the intrinsic value of the unvested restricted common stock based on the original purchase price and the fair value of the common stock as estimated by the Company’s management for financial reporting purposes on the date of modification. Each consultant had already vested in a portion of the original restricted common stock in accordance with the services already provided, and the amounts related to the vested common stock was expensed. The deferred consultant compensation related to the unvested stock of $3.0 million was recorded in February 2000. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options and restricted stock. During the year ended December 29, 2002, the Company recorded amortization of deferred stock compensation expense of approximately $4.4 million.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Future Issuance

      At December 29, 2002, the Company has reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Plan	4,925
2000 Employee Stock Purchase Plan	1,266

6,191

4.     Collaborative Agreements

Applera Corporation

      In November 1999, the Company entered into a joint development agreement with Applied Biosystems Group (“Applied Biosystems”) under which the companies would jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, the Company was responsible for developing and manufacturing the arrays and Applied Biosystems was responsible for developing and manufacturing the instruments, SNP assay reagents, and software and marketing for the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1,250,000 shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide the Company with non-refundable research and development support of $10,000,000, all of which was provided by December 2001. Upon commercialization of the system, the Company would share in the operating profits resulting from the sale of these systems. The Company has deferred recognition of revenue from the research funding of $10,000,000 provided by Applied Biosystems, and would recognize such amounts as revenue at the rate of 25% of the total profit share the Company earns from the sales of collaborative products, should such sales occur.

      In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. It is the Company’s current belief that Applied Biosystems has no intention of continuing to develop a collaboration product with the Company. As a result of the delay in developing the collaboration product, the Company launched its own production scale genotyping system in July 2002. In December 2002, Applied Biosystems filed a patent infringement suit against the Company in the Federal District Court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay. To date, Applied Biosystems has not served the Company with the complaint filed in this suit. Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining the Company from the alleged infringement. Also in December 2002, Applied Biosystems sent a notification to the Company alleging that the Company had breached the joint development agreement entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleges that the Company’s production-scale genotyping system and its consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that the Company’s commercial activities with respect to its genotyping system are unlawful, unfair or fraudulent. Among other items, Applied Biosystems is seeking compensatory damages of $30,000,000, disgorgement of all revenues received from sales of its genotyping system or through its genotyping services product line and a prohibition of future sales of these products or services.

      In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted the temporary restraining order.

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, the Company amended its complaint to additionally allege that the Company had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the joint development agreement. On February 18, 2003, the San Diego Superior Court granted the Company’s motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. No trial date has been set for this case. The Company will continue to treat the $10,000,000 funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

      The Company is in the early stages of proceedings to resolve the status of the collaboration agreement and the legal actions brought by both parties. The Company believes the claims alleged by Applied Biosystems are without merit in both the patent infringement case and their enjoined demand for arbitration and that the Company has a strong case regarding its allegations against Applied Biosystems. However, the Company cannot be sure that it will prevail in these matters. If the Company is unable to successfully defend against these allegations, it could result in a material adverse affect on its business, financial condition and results of operations.

Other Agreements

      The Company has various agreements with several commercial, governmental and academic organizations for which the Company performs research activities. For example, the Company will receive $9 million from the National Institutes of Health to participate in the International HapMap Project. These organizations fund the research efforts, the revenue for which is recognized as the services are provided.

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

6.     Commitments and Long-term Debt

Building Loan

      In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. At the time the lease was executed, the Company provided the developer with a $1.6 million letter of credit that was increased to $3.1 million in the third quarter of 2001, and which was secured by restricted cash. In addition the Company provided the developer $6.2 million of funding in the form of an interest bearing, secured loan with a

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

term of approximately one year and a $0.5 million deposit. In December 2000, the Company paid $2.3 million to execute the option to purchase the buildings and related land. During the third quarter of 2001, the term of the secured loan expired and the principal and accrued interest thereon was applied to the purchase price for the project. The purchase closed in January 2002, at which time the letter of credit was cancelled and the Company assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company is required to make monthly payments of $208,974 representing interest and principal through February 2012 at which time a balloon payment of $21.2 million will be due. As of December 31, 2002 the carrying value of the Company’s long-term debt approximates fair value.

      At December 29, 2002, annual future minimum payments under the building loan are as follows (in thousands):

2003	$2,508
2004	2,508
2005	2,508
2006	2,508
2007	2,508
Thereafter	31,486

Total minimum payments	44,026
Less amount representing interest	(18,319)

Total present value of minimum payments	25,707
Less current portion	(340)

Non-current portion	$25,367

      The Company leases approximately 19,000 square feet of space to a tenant under a lease expiring in June 2003. Rental income for the years ended December 29, 2002 and December 30, 2001 was $679,468 and $108,812, respectively. There was no rental income in the year ended December 31, 2000.

Leases

      In April 2000, the Company entered into a $3,000,000 loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of December 29, 2002, $1,682,318 remains available under this loan arrangement. Cost and accumulated depreciation of equipment under capital leases at December 29, 2002 is $1,317,682 and $951,406, respectively. Depreciation of equipment under capital leases is included in depreciation expense.

      At December 29, 2002, annual future minimum rental payments under the Company’s capital leases are as follows (in thousands):

2003	$394
2004	263

Total minimum lease payments	657
Less amount representing interest	(67)

Total present value of minimum payments	590
Less current portion	(337)

Non-current portion	$253

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Rent expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $141,361, $1,495,395 and $1,324,317, respectively.

      The balances due under these obligations approximate fair value.

7.     Litigation Judgment

      In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the year ended December 29, 2002, the Company recorded $352,000 for interest.

      As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, the Company is required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for general corporate purposes until the appeal process is completed, which we expect will occur within 12 to 18 months. The Company has classified the restricted investments as current along with the accrued litigation judgment.

8.     Income Taxes

      At December 29, 2002, the Company has federal and state tax net operating loss carryforwards of approximately $55,550,000 and $30,890,000, respectively. The federal and state tax loss carryforwards will begin expiring in 2018 and 2008 respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $2,430,000 and $1,780,000 respectively, which will begin to expire in 2018, unless previously utilized.

      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three year period.

      Significant components of the Company’s deferred tax assets as of December 29, 2002 and December 30, 2001 are shown below (in thousands). A valuation allowance has been established as of December 29, 2002 and December 30, 2001 to offset the deferred tax assets as realization of such assets is uncertain.

	December 29,	December 30,
	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$21,222	$8,723
Research and development and other credit carryforwards	3,873	2,633
Deferred revenue	4,078	4,094
Other	2,131	1,613

Total deferred tax assets	31,304	17,063
Valuation allowance for deferred tax assets	(31,304)	(17,063)

Net deferred taxes	$—	$—

ILLUMINA, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.     Retirement Plan

      The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary and no such contributions were made during the years ended December 29, 2002, December 30, 2001 and December 31, 2000.

10.     Quarterly Financial Information (unaudited)

      The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2002 and 2001 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002:
Total revenues	$1,269	$1,900	$2,985	$3,886
Total costs and expenses	10,298	18,732	11,001	11,864
Interest income, net	362	385	414	363
Net loss	(8,667)	(16,447)	(7,602)	(7,615)
Historical net loss per share, basic and diluted	(0.28)	(0.54)	(0.24)	(0.24)
2001:
Total revenues	$564	$470	$691	$761
Total costs and expenses	7,256	7,884	7,971	9,694
Interest income, net	1,774	1,521	1,495	706
Net loss	(4,918)	(5,893)	(5,785)	(8,227)
Historical net loss per share, basic and diluted	(0.17)	(0.20)	(0.19)	(0.27)

Total expenses in the second quarter of 2002 include a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit.