Form 10-Q
period 2003-03-30
ILLUMINA INC
filed 2003-05-06
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,688,967 Shares

Class	Outstanding at March 30, 2003

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.
Condensed Consolidated Balance Sheets

	March 30,	December 29,
	2003	2002

ASSETS	(unaudited)	(Note)
	(In thousands)
Current assets:
Cash and cash equivalents	$4,879	$2,037
Investments, available for sale	43,024	51,727
Restricted cash and investments	12,482	12,530
Accounts and interest receivable, net	2,890	3,731
Inventory, net	2,340	2,299
Prepaid expenses and other current assets	555	495

Total current assets	66,170	72,819
Property and equipment, net	48,076	48,279
Intangible and other assets, net	973	808

Total assets	$115,219	$121,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,723	$5,568
Accrued litigation judgment	8,241	8,052
Current portion of long-term debt	344	340
Current portion of equipment financing	348	337

Total current liabilities	15,656	14,297
Long-term debt, less current portion	25,273	25,367
Deferred revenue	10,006	10,009
Other long-term liabilities	398	489
Commitments
Stockholders’ equity	63,886	71,744

Total liabilities and stockholders’ equity	$115,219	$121,906

Note: The Balance Sheet at December 29, 2002 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended

	March 30,	March 31,
	2003	2002

	(In thousands, except per share amounts)
Revenue
Product	$1,407	$540
Service	1,867	—
Research	1,002	729

Total revenue	4,276	1,269
Operating expenses:
Cost of product and service revenue	1,910	339
Research and development	5,722	7,092
Selling, general and administrative	4,580	1,642
Amortization of deferred compensation and other non-cash compensation charges	865	1,225
Litigation judgment	189	—

Total operating expenses	13,266	10,298

Loss from operations	(8,990)	(9,029)
Interest income	593	914
Interest expense	(563)	(552)

Net loss	$(8,960)	$(8,667)

Net loss per share, basic and diluted	$(0.28)	$(0.28)

Shares used in calculating net loss per share, basic and diluted	31,584	30,455

The composition of stock-based compensation is as follows:
Research and development	$495	$662
Selling, general and administrative	370	563

	$865	$1,225

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended

	March 30,	March 31,
	2003	2002

	(In thousands)
Operating activities:
Net loss	$(8,960)	$(8,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,108	959
Amortization of premium on investments	113	252
Amortization of deferred compensation and other non-cash compensation charges	865	1,225
Changes in operating assets and liabilities:
Accounts and interest receivable	841	(259)
Inventory	(41)	(109)
Prepaid expenses and other current assets	(60)	(25)
Deferred revenue	(3)	125
Other assets	(185)	145
Accounts payable, accrued liabilities and other liabilities	1,306	(245)
Accrued litigation judgment	39	—

Net cash used in operating activities	(4,977)	(6,599)

Investing activities:
Purchase of investment securities	(1,940)	(25,222)
Sales and maturities of investment securities	10,425	36,623
Purchase of property and equipment	(870)	(24,304)
Purchase of intangible assets	(16)	(500)

Net cash provided by (used in) investing activities	7,599	(13,403)

Financing activities:
Proceeds from long-term debt	—	26,000
Payments on long-term debt	(90)	(62)
Payments on equipment financing	(80)	(71)
Proceeds from issuance of common stock, net of repurchased shares	390	387

Net cash provided by financing activities	220	26,254

Net increase (decrease) in cash and cash equivalents	2,842	6,252
Cash and cash equivalents at beginning of period	2,037	4,165

Cash and cash equivalents at end of period	$4,879	$10,417

See accompanying notes.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2002 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K.

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

2.	Summary of Significant Accounting Principles

Fiscal Year

     The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30.

Revenue Recognition

     The Company records revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin No. 101 (“SAB 101”). Under SAB 101, revenue cannot be recorded until all the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays and genotyping systems. Service revenue consists of revenue received for performing SNP genotyping services. Revenue for oligonucleotide and array sales is recognized generally upon shipment and transfer of title to the customer. Genotyping system revenue is recognized when earned, which is generally upon shipment, transfer of title to the customer and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Company has been awarded $9 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. In some cases, revenue from this project is earned at the time the service activities are performed rather than at the time data is delivered. Research revenue consists of amounts earned under research agreements with collaborators and government grants, which is recognized in the period during which the related costs are incurred. All revenues are recognized net of applicable allowances for returns or discounts.

     The Company received $10 million of non-refundable research funding from Applied Biosystems in connection with a licensing and development contract entered into in 1999. This amount has been recorded as deferred revenue in accordance with the provisions of SAB 101. This amount would be recognized as revenue at a rate of 25% of the defined operating profit earned from sales of the products covered by the collaboration agreement, should such sales occur. At present, the Company does not believe a collaboration product will be commercialized under the partnership agreement and there are legal proceedings between the parties as more fully described in Footnote 7. The $10 million of research funding will continue to be reflected as deferred revenue until the legal proceedings have been resolved.

3. Net Loss per Share

     Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share for all periods presented. In accordance with SFAS No. 128, basic and net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share because the Company reported a net loss and therefore the inclusion of weighted average shares of common stock issuable upon the exercise of stock options would be antidilutive.

	Three months ended

	March 30, 2003	March 31, 2002

	(In thousands)
Weighted-average shares outstanding	32,620	32,286
Less: Weighted-average shares of common stock subject to repurchase	(1,036)	(1,831)

Weighted-average shares used in calculating net loss per share, basic and diluted	31,584	30,455

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

4. Stock-Based Compensation

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 28.

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

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows (in thousands except per share amounts):

	Three months ended

	March 30, 2003	March 31, 2002

Net loss, as reported	$(8,960)	$(8,667)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	865	1,225
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,154)	(2,068)

Adjusted pro forma net loss	$(10,249)	$(9,510)

Adjusted pro forma basic and diluted net loss per share	$(0.32)	$(0.31)

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

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5. Comprehensive Income (Loss)

     SFAS No. 130, Comprehensive Income, establishes rules for the reporting and disclosure of comprehensive income and its components. SFAS No. 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive loss is as follows (in thousands):

	Three months ended

	March 30, 2003	March 31, 2002

Net loss	$(8,960)	$(8,667)
Unrealized gain (loss) on marketable securities	(153)	(604)

Comprehensive net loss	$(9,113)	$(9,271)

6. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. The components of inventories are as follows:

	March 30,	December 29,
	2003	2002

	(In thousands)
Raw materials	$1,389	$1,552
Work in process	561	407
Finished goods	390	340

	$2,340	$2,299

7. Collaborative Agreements

Applera Corporation

     In November 1999, the Company entered into a joint development agreement with Applied Biosystems Group (“Applied Biosystems”), an operating group of Applera Corporation, under which the companies would jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, the Company was primarily responsible for developing and manufacturing the arrays and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1,250,000 shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide the Company with non-refundable research and development support of

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

$10,000,000, all of which was provided by December 2001. Upon commercialization of the system, the Company would share in the operating profits resulting from the sale of these systems. The Company has deferred recognition of revenue from the research funding of $10,000,000 provided by Applied Biosystems, and would recognize such amounts as revenue at the rate of 25% of the total profit share the Company earns from the sales of collaborative products, should such sales have occurred.

     In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. It is the Company’s current belief that Applied Biosystems has no intention of continuing to develop a collaboration product with the Company and they have recently announced a competing product. As a result of the delay in developing the collaboration product, the Company launched its own production scale genotyping system in July 2002. In December 2002, Applied Biosystems filed a patent infringement suit against the Company in the Federal District Court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay. Applied Biosystems did not serve the Company with its original complaint, but has since amended the complaint and served the Company in April 2003. Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining the Company from the alleged infringement. Also in December 2002, Applied Biosystems sent a notification to the Company alleging that the Company had breached the joint development agreement entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleged that the Company’s production-scale genotyping system and its consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that the Company’s commercial activities with respect to its genotyping system are unlawful, unfair or fraudulent. Among other items, Applied Biosystems is seeking compensatory damages of $30,000,000, disgorgement of all revenues received from sales of its genotyping system or through its genotyping services product line and a prohibition of future sales of these products or services.

     In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted the temporary restraining order. The Company then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, the Company amended its complaint to additionally allege that the Company had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the joint development agreement. On February 18, 2003, the San Diego Superior Court granted the

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Company’s motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement, and that motion was overruled. No trial date has been set for this case. The Company will continue to treat the $10,000,000 funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

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

Other Agreements

     The Company has various agreements with several governmental and academic organizations for which the Company performs research or genotyping service activities. For example, the Company will receive $9 million from the National Institutes of Health to participate in the International HapMap Project.

8. Commitments and Long-Term Debt

     In January 2002, the Company purchased two newly constructed buildings and assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company is required to make monthly payments of $208,974 representing interest and principal through February 2012 at which time a balloon payment of $21.2 million will be due. As of March 30, 2003 the carrying value of the Company’s long-term debt approximates fair value.

     In October 1998, the Company entered into a $1.0 million lease financing arrangement with a lease financing corporation. As of December 31, 1999, the Company had utilized all funds available under the lease arrangement. In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of March 30, 2003, $1.7 million remains available under this loan arrangement.

9. Litigation Judgment

     In June 2002, the Company recorded a $7.7 million charge to cover total damages and expenses incurred by the plaintiff related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the three months ended March 30, 2003, the Company recorded litigation expense of $189,000 for interest.

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

10. Effect of New Accounting Standards

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

     In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 29, 2002 included in the Company’s Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

     Illumina, Inc. was incorporated in April 1998. We are developing next-generation tools for the large-scale analysis of genetic variation and function. The information provided by these analyses will help enable the development of personalized medicine, a key goal of genomics and proteomics. Our proprietary BeadArray technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients. Our technology may also have applicability across a wide variety of industries beyond life sciences and pharmaceuticals, including agriculture, food, chemicals and petrochemicals. However, we do not currently expect that these markets will have the revenue potential of the life sciences market. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary Oligator technology. As a result of our favorable manufacturing cost structure, we have been able to implement a price leadership strategy in the plate-based segment of this market and have steadily been able to grow our market share. In the second quarter of 2001, we initiated our SNP genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into significant contracts with many of the leading genotyping organizations including GlaxoSmithKline and The Sanger Centre, and have received a $9 million award from the National Institutes of Health to play a major role in the Human Haplotyping effort.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     In November 1999, we entered into a joint development agreement with Applied Biosystems under which the companies would jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, we were primarily responsible for developing and manufacturing the arrays and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1.25 million shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide us with non-refundable research and development support of $10 million, all of which was provided by December 2001. Upon commercialization of the system, we would have received a share of the operating profits from the sales of all components of these systems. We have deferred recognition of revenue from the research funding of $10 million provided by Applied Biosystems, and would recognize such amounts as revenue at the rate of 25% of the total profit share we earn from the sales of collaborative products, should such sales occur.

     In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. It is our current belief that Applied Biosystems has no intention of continuing to develop a collaboration product with us and they have recently announced a competing product. As a result of the delay in developing the collaboration product, we launched our own production-scale genotyping system in July 2002. In December 2002, Applied Biosystems filed a patent infringement suit against us in the Federal District Court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay. Applied Biosystems did not serve us with its original complaint, but has since amended the complaint and served us in April 2003. Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. Also in December 2002, Applied Biosystems sent a notification to us alleging that we had breached the joint development agreement entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleged that our production-scale genotyping system and our consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that our commercial activities with respect to its genotyping system are unlawful, unfair or fraudulent. Among other items, Applied Biosystems is seeking compensatory damages of $30 million, disgorgement of all revenues received from sales of our genotyping system or through our genotyping services product line and a prohibition of future sales of these products or services.

     In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

court granted the temporary restraining order. We then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement and that motion was overruled. No trial date has been set for this case. We will continue to treat the $10 million funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

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

     Our production-scale genotyping system is based on the system developed by the Company that has been operational in our genotyping service product line since 2001. In addition to our arrays, it includes the SherlockTM proprietary confocal laser scanner, as well as the highly multiplexed GoldenGateTM SNP genotyping assay. We do not believe that any of these product components are covered by intellectual property held by Applied Biosystems or are otherwise within the scope of the collaboration agreement with Applied Biosystems. Consequently, we would retain all the operating profits, if any, generated through the sales of systems and consumables rather than share profits under the collaboration agreement. This system is initially being marketed to a small number of high throughput genotyping users, however, over time, we will need to develop lower throughput versions of the system, as well as additional genetic analysis applications, which will be marketed more broadly and require substantial increases in our sales and marketing expenses.

     In March 2003, we completed the installation of and recorded revenue for our first high-throughput SNP genotyping system. We have entered into one additional genotyping system contract in 2003 and are seeking to expand our customer base for these systems. However, we can give no assurance that our sales efforts will be successful in developing a market for our systems.

      A significant portion of our current revenue is derived from large, individual transactions such as the sale of production genotyping systems or genotyping services contracts. In addition, uncertain spending patterns in our markets could adversely affect demand for some of our

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

products over the coming quarters. Given the difficulty in predicting the timing and magnitude of sales for our product offerings, we may experience some quarter-to-quarter fluctuations in revenue during the year, including the potential for an occasional sequential revenue decline.

     We have incurred substantial operating losses since our inception. As of March 30, 2003, our accumulated deficit was $99.4 million, and total stockholders’ equity was $63.9 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $8.1 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial and increasing costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

Critical Accounting Policies

     Revenue Recognition. We recognize revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (SAB) No. 101. Under SAB 101, revenue cannot be recorded until all of the following criteria have been met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays and genotyping systems. Revenue for oligonucleotide and array sales is recognized generally upon shipment and transfer of title to the customer. Genotyping system revenue is recognized when earned, which is generally upon shipment, transfer of title to the customer and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The Company has been awarded $9 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. In some cases, revenue from this project is earned at the time the service activities are performed rather than at the time data is delivered. Research revenue consists of amounts earned under research agreements with collaborators and government grants, which is recognized in the period during which the related costs are incurred. All revenues are recorded net of any applicable allowances for returns or discounts.

     We had one significant collaborative agreement, under which we received non-refundable research funding support of $10.0 million from Applied Biosystems through the end of 2001. All amounts received under that agreement were recorded as deferred revenue in accordance with SAB 101. We will continue to reflect these payments as deferred revenue until the legal status of our collaborative agreement has been resolved.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Cash & Investments. We invest our excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings. We classify our investments as “Available-for-Sale” under SFAS 115 and record such investments at the estimated fair value in the balance sheet, with gains and losses, if any, reported in stockholders’ equity. We periodically review our investments for other than temporary impairment.

Results of Operations

Three Months Ended March 30, 2003 and March 31, 2002

Revenue

     Revenue for the three months ended March 30, 2003 and March 31, 2002 was $4.3 million and $1.3 million, respectively. Product revenue increased to $1.4 million in the three months ended March 30, 2003 from $0.5 million in the three months ended March 31, 2002, due primarily to the first sale of our SNP genotyping system. SNP genotyping service revenue was $1.9 million in the three months ended March 30, 2003. We had no SNP genotyping service revenue in the three months ended March 31, 2002 as that product line was just beginning to be commercialized. Government grants and other research funding was $1.0 million and $0.7 million for the three months ended March 30, 2003 and March 31, 2002, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue become a more important part of our business.

Cost of Revenue

     Cost of product and service revenue for the three months ended March 30, 2003 and March 31, 2002 was $1.9 million and $0.3 million, respectively. The increase was driven by increased sales of products and services. Gross margins on product and service revenues were 42% in the three months ended March 30, 2003, versus 37% in the three months ended March 31, 2002, due primarily to higher sales of SNP genotyping services. Costs related to research revenue is included in research and development expense.

Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, facility costs and laboratory and manufacturing supplies. Total research and development expenses decreased $1.4 million to $5.7 million for the three months ended March 30, 2003, from $7.1 million for the three months ended March 31, 2002. During the three months ended March 30, 2003, the research expense to support our BeadArray activities decreased $0.9 million as compared to the same period in 2002. The decline is partially attributed to the reduction in development expense that has occurred as a result of commercializing our production-scale genotyping system. In addition, as we increase our

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

BeadArray-driven product sales, a smaller portion of our manufacturing resources are now used to support research efforts as compared to the first quarter of 2002. Research to support our Oligator technology platform decreased $0.5 million during the three months ended March 30, 2003, as compared to the three months ended March 31, 2002. This decline is related to a major upgrade of our Oligator technology that occurred in the first quarter of 2002, which resulted in a significant increase in our manufacturing capacity. We expect that our research and development expenses, including facilities related costs, will increase moderately over the next 12 months.

Selling, General and Administrative

     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $3.0 million to $4.6 million for the three months ended March 30, 2003, from $1.6 million for the three months ended March 31, 2002. This increase is due primarily to higher legal expenses related to a termination-of-employment lawsuit and the legal proceedings regarding our former SNP genotyping partner, as well as higher expenses related to securing worldwide patents. The remaining increase is due to increases in the sales and marketing costs required to expand and support our custom oligonucleotide sales and SNP genotyping services operations. During the third and fourth quarters of 2002 we began our sales and marketing expansion into Europe and in early 2003, we began our expansion into Japan. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the commercialization of our products.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     We recorded amortization of deferred compensation of $0.9 million and $1.2 million for the three months ended March 30, 2003 and March 31, 2002, respectively. Subsequent to July 27, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

Litigation Judgment

     A $7.7 million charge was recorded in June 2002 to cover total damages and expenses incurred by the plaintiff related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the three months ended March 30, 2003, we recorded litigation expense of $189,000 for interest.

Interest Income

     Interest income on our cash and cash equivalents and investments was $0.6 million and $0.9 million for the three months ended March 30, 2003 and March 31, 2002, respectively. Interest income decreased in 2003 due to lower average levels of invested funds and lower effective interest rates.

Interest Expense

     Interest expense was $0.6 million for both the three months ended March 30, 2003 and March 31, 2002. Interest expense relates primarily to a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

Liquidity and Capital Resources

     As of March 30, 2003, we had cash, cash equivalents and investments (including restricted cash and investments) of approximately $60.4 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 18 months.

Our operating activities used cash of $5.0 million in the three months ended March 30, 2003, as compared to $6.6 million in the three months ended March 31, 2002. The decrease in cash used for operating activities was due primarily to an increase in our accounts payable and accrued liabilities.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Our investing activities provided cash of $7.6 million in the three months ended March 30, 2003 as compared to cash used of $13.4 million in the three months ended March 31, 2002. Cash provided in investing activities in the three months ended March 30, 2003 was due primarily to the maturities of investment securities, while cash used in the three months ended March 31, 2002 was due primarily to the purchase of a new facility.

     Our financing activities provided cash of $0.2 million in the three months ended March 30, 2003 as compared to $26.3 million in the three months ended March 31, 2002. Cash provided by financing activities in the three months ended March 31, 2002 resulted primarily from $26.0 million in loan proceeds related to the purchase of our new facility.

     In October 1998, we entered into a $1.0 million capital equipment lease financing arrangement with a lease financing corporation. As of December 31, 1999, we had utilized all funds available under this lease agreement. In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at March 30, 2003.

     In January 2002, we purchased two newly constructed buildings and assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36% which calls for principal and interest payments of approximately $2.5 million per year until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

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

     We expect that our current cash and cash equivalents, investments and funding from existing strategic alliances and grants will be sufficient to fund our anticipated operating needs for at least 18 to 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping laboratory and extensions to that product and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Applied Biosystems and the successful resolution of our appeal in a termination of employment lawsuit. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Factors Affecting Our Operating Results

     In addition to the items mentioned above, the following issues could adversely affect our operating results or our stock price.

We have generated only a small amount of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses. At March 30, 2003, our accumulated deficit was approximately $99.4 million, and we incurred a net loss of $9.0 million for the three months ended March 30, 2003. We expect to continue to incur net losses and negative cash flow for the foreseeable future. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of our SNP genotyping system. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our success depends upon the increasing availability of genetic information and the continued emergence and growth of markets for analysis of genetic variation and function.

     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping, gene expression profiling and proteomics. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may never become profitable.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

We are an early stage company with a limited history of commercial sales of microarray and scanning instrument products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and unproven technology.

     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We only recently sold our first genotyping system, and our technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale. In addition, we are only at the early phase of offering custom oligonucleotides and SNP genotyping services. Problems frequently encountered in connection with the development or early commercialization of products and services using new and unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

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

     Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our products and services relative to others available in the market;

•	the extent and effectiveness of our efforts to market, sell and distribute our products;

•	our ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost; and

•	the willingness and ability of customers to adopt new technologies requiring capital investments.

We have limited experience in manufacturing commercial products and services. If we are unable to develop our manufacturing capability or find third-party manufacturers to manufacture our products, we may not be able to launch or support our products in a timely manner, or at all.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. To date, our manufacturing activities for arrays have been limited to supplying pre-commercial products for internal use and to support our SNP genotyping services product line. We have only recently begun manufacturing oligonucleotides for commercial sale and operating our internal SNP genotyping service product line. We are still in the process of establishing and optimizing our commercial manufacturing process for the scanning instrument that is part of our SNP genotyping system. We have encountered and may in the future encounter difficulties in manufacturing these products which could impact our ability to sell these products, may not be able to produce them economically, may fail to achieve expected performance levels or may have to set prices that hinder wide adoption by customers. We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services.

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

     We currently have limited sales and marketing and technical support services and have only recently established a small direct sales force and customer support team. In order to effectively commercialize our genotyping system and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance required to support continued growth of our business.

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

     In April 2003, Applied Biosystems served us with an amended complaint alleging patent infringement, asserting that our GoldenGate assay infringes several patents related to an Applied Biosystems assay method. Others may challenge or invalidate our patents or claim that we infringe the rights of third party patents. Also, our patents may fail to provide us with any competitive advantage. We may need to initiate additional lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace.

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

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services.

     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Applied Biosystems has served us with an amended complaint alleging patent infringement and other third parties have or may assert that we are employing their proprietary technology without authorization. In addition, third parties have or may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of March 30, 2003. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. A significant portion of our current revenue is derived from large, individual transactions such as the sale of production genotyping systems or genotyping services contracts. In addition, uncertain spending patterns in our markets could adversely affect demand for some of our products over the coming quarters. Given the difficulty in predicting the timing and magnitude of sales for our product offerings, we may experience some quarter-to-quarter fluctuations in revenue during the year, including the potential for an occasional sequential revenue decline. Furthermore, our operating results may not meet the expectations of stock market analysts and investors. In that case, our stock price probably would decline.

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

     Our equipment financings, amounting to $0.5 million as of March 30, 2003, are all at fixed rates and therefore, have no exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

     We have operated primarily in the United States; we began our sales and marketing expansion into Europe in the third quarter of 2002 and into Asia in the first quarter of 2003. Other than employment related expenses for our European and Asian sales personnel, virtually all transactions to date have been made in U.S. dollars. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place.

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

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding, we have designed our internal control system with a level of controls that we believe will prevent material errors or instances of fraud in our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and expenses incurred by the plaintiff. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. We are also recording interest expense on the $7.7 million during the appeal based on the statutory rate.

     In December 2002, Applied Biosystems Group filed a patent infringement suit against Illumina in the Federal District Court in Northern California asserting infringement of several patents related to an Applied Biosystems’ assay intended for use in our collaboration. In April 2003, Applied Biosystems served us with an amended complaint alleging patent infringement. In that complaint, Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. Also in December 2002, Applied Biosystems sent a notification to us alleging that we had breached the joint development agreement between Illumina and Applied Biosystems entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleges that our production-scale genotyping system and our consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that our commercial activities with respect to our genotyping system are unlawful, unfair or fraudulent. Among other relief it sought via an arbitration proceeding, Applied Biosystems sought compensatory damages of $30 million, disgorgement of all revenues received from sales of our genotyping system or through our genotyping services product line and a prohibition of future sales of these products or services. We responded in a letter notification dated December 4, 2002 to Applied Biosystems that Applied Biosystems was in breach of the joint development agreement, having twice delayed the launch of our collaborative product, and despite our continual compliance with our obligations under this agreement, and further disputing that the arbitration proceeding was appropriate.

     On December 11, 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted our temporary restraining order on December 12, 2002. We then moved for a preliminary injunction to prevent the arbitration from proceeding until a trial in the superior court case, while Applied Biosystems brought a motion seeking to dismiss this Superior Court action and to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the 1999 joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction to prevent the arbitration process and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement, and that motion was overruled. No trial date has been set for this case.

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

Item 2. Changes in Securities and Use of Proceeds

     On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through March 30, 2003, we have used approximately $18.8 million to purchase property, plant and equipment and approximately $23.9 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Document

99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     Report on Form 8-K filed on April 25, 2003 for press release dated April 23, 2003 announcing Illumina Inc.’s financial results for the quarter ended March 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.

(Registrant)

Date: May 6, 2003	/s/ Timothy Kish

Timothy Kish Vice President and Chief Financial Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jay T. Flatley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Illumina, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 6, 2003

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

Dated: May 6, 2003

/s/ TIMOTHY M. KISH

Timothy M. Kish Vice President and Chief Financial Officer