Form 10-Q
period 2003-06-29
ILLUMINA INC
filed 2003-08-04
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 29, 2003

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

Yes (X)    No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes (X)    No (  )

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,684,211 Shares

Class	Outstanding at June 29, 2003

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.

Condensed Consolidated Balance Sheets

	June 29,	December 29,
	2003	2002

	(unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,466	$2,037
Investments, available for sale	33,628	51,727
Restricted cash and investments	12,428	12,530
Accounts and interest receivable, net	2,949	3,731
Inventory, net	2,534	2,299
Prepaid expenses and other current assets	314	495

Total current assets	58,319	72,819
Property and equipment, net	47,270	48,279
Intangible and other assets, net	948	808

Total assets	$106,537	$121,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,160	$5,568
Accrued litigation judgment	8,280	8,052
Current portion of long-term debt	351	340
Current portion of equipment financing	427	337

Total current liabilities	15,218	14,297
Long-term debt, less current portion	25,180	25,367
Deferred revenue	10,000	10,009
Other long-term liabilities	237	489
Commitments
Stockholders’ equity	55,902	71,744

Total liabilities and stockholders’ equity	$106,537	$121,906

Note: The Balance Sheet at December 29, 2002 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Revenue
Product	$2,727	$1,057	$4,134	$1,597
Service	1,463	99	3,330	99
Research	579	744	1,581	1,473

Total revenue	4,769	1,900	9,045	3,169
Operating expenses:
Cost of product and service revenue	2,026	596	3,936	935
Research and development	6,222	7,023	11,944	14,115
Selling, general and administrative	4,140	2,281	8,720	3,923
Amortization of deferred compensation and other non-cash compensation charges	684	1,132	1,549	2,357
Litigation judgment	189	7,700	378	7,700

Total operating expenses	13,261	18,732	26,527	29,030

Loss from operations	(8,492)	(16,832)	(17,482)	(25,861)
Interest income	459	960	1,052	1,874
Interest expense	(559)	(575)	(1,122)	(1,127)

Net loss	$(8,592)	$(16,447)	$(17,552)	$(25,114)

Net loss per share, basic and diluted	$(0.27)	$(0.54)	$(0.55)	$(0.82)

Shares used in calculating net loss per share, basic and diluted	31,808	30,731	31,696	30,593

The composition of stock-based compensation is as follows:
Research and development	$379	$618	$874	$1,280
Selling, general and administrative	305	514	675	1,077

	$684	$1,132	$1,549	$2,357

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended

	June 29,	June 30,
	2003	2002

	(In thousands)
Operating activities:
Net loss	$(17,552)	$(25,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,268	2,128
Amortization of premium on investments	249	340
Amortization of deferred compensation and other non-cash compensation charges	1,549	2,357
Changes in operating assets and liabilities:
Accounts and interest receivable	782	(798)
Inventory	(235)	(325)
Prepaid expenses and other current assets	181	61
Deferred revenue	(9)	(1)
Other assets	(185)	176
Accounts payable, accrued liabilities and other liabilities	592	(163)
Accrued litigation judgment	228	7,700

Net cash used in operating activities	(12,132)	(13,639)

Investing activities:
Purchase of investment securities	(1,940)	(74,250)
Sales and maturities of investment securities	19,668	84,408
Purchase of property and equipment	(1,198)	(25,544)
Purchase of intangible assets	(16)	(550)

Net cash provided by (used in) investing activities	16,514	(15,936)

Financing activities:
Proceeds from long-term debt	—	26,000
Payments on long-term debt	(177)	(141)
Payments on equipment financing	(163)	(144)
Proceeds from issuance of common stock, net of repurchased shares	387	400

Net cash provided by financing activities	47	26,115

Net increase (decrease) in cash and cash equivalents	4,429	(3,460)
Cash and cash equivalents at beginning of period	2,037	4,165

Cash and cash equivalents at end of period	$6,466	$705

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

Revenue Recognition

     The Company records revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin No. 101 (“SAB 101”). Under SAB 101, revenue cannot be recorded until all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, array matrices, assay reagents and genotyping systems. Service revenue consists of revenue received for performing SNP genotyping services. Revenue for oligonucleotide, array matrix and assay reagent sales is recognized generally upon shipment and transfer of title to the customer. Genotyping system revenue is recognized when earned, which is generally upon shipment, transfer of title to the customer and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

analysis data is delivered to the customer. The Company has been awarded $9 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. In some cases, revenue from this project is earned at the time the service activities are performed rather than at the time data is delivered. Research revenue consists of amounts earned under research agreements with collaborators and government grants, which is recognized in the period during which the related costs are incurred. All revenues are recognized net of applicable allowances for returns or discounts.

     The Company received $10 million of non-refundable research funding from Applied Biosystems in connection with a licensing and development contract entered into in 1999. This amount has been recorded as deferred revenue in accordance with the provisions of SAB 101. This amount would be recognized as revenue at a rate of 25% of the defined operating profit earned from sales of the products covered by the collaboration agreement, should such sales occur. At present, the Company does not believe a collaboration product will be commercialized under the partnership agreement, and there are legal proceedings between the parties as more fully described in Footnote 7. The $10 million of research funding will continue to be reflected as deferred revenue until the legal proceedings have been resolved.

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

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

	(In thousands)
Weighted-average shares outstanding	32,676	32,342	32,638	32,314
Less: Weighted-average shares of common stock subject to repurchase	(868)	(1,611)	(942)	(1,721)

Weighted-average shares used in calculating net loss per share, basic and diluted	31,808	30,731	31,696	30,593

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

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows (in thousands except per share amounts):

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net loss, as reported	$(8,592)	$(16,447)	$(17,552)	$(25,114)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	684	1,132	1,549	2,357
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,129)	(2,059)	(4,283)	(4,127)

Adjusted pro forma net loss	$(10,037)	$(17,374)	$(20,286)	$(26,884)

Adjusted pro forma basic and diluted net loss per share	$(0.32)	$(0.57)	$(0.64)	$(0.88)

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
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5. Comprehensive Income (Loss)

     SFAS No. 130, Comprehensive Income, establishes rules for the reporting and disclosure of comprehensive income and its components. SFAS No. 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net loss	$(8,592)	$(16,447)	$(17,552)	$(25,114)
Unrealized gain (loss) on marketable securities	(72)	859	(225)	1,004

Comprehensive net loss	$(8,664)	$(15,588)	$(17,777)	$(24,110)

6. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. The components of inventories are as follows:

	June 29, 2003	December 29, 2002

	(In thousands)
Raw materials	$1,218	$1,552
Work in process	960	407
Finished goods	356	340

	$2,534	$2,299

7. Warranties

     The Company generally provides a one year warranty on genotyping systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with genotyping system sales. This expense is recorded as a component of cost of revenue.

     Changes in the Company’s warranty liability during the quarter ended June 29, 2003 are as follows (in thousands):

Balance at March 30, 2003	$40
Additions charged to cost of revenue	40

Balance at June 29, 2003	$80

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

8. Collaborative Agreements

Applera Corporation

     In November 1999, the Company entered into a joint development agreement with Applied Biosystems Group (“Applied Biosystems”), an operating group of Applera Corporation, under which the companies would jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, the Company was primarily responsible for developing and manufacturing the array matrices and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1,250,000 shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide the Company with non-refundable research and development support of $10,000,000, all of which was provided by December 2001. Upon commercialization of the system, the Company would share in the operating profits resulting from the sale of these systems. The Company has deferred recognition of revenue from the research funding of $10,000,000 provided by Applied Biosystems, and would recognize such amounts as revenue at the rate of 25% of the total profit share the Company earns from the sales of collaborative products, should such sales have occurred.

     In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. It is the Company’s current belief that Applied Biosystems has no intention of continuing to develop a collaboration product with the Company and they have recently announced a competing product. As a result of the delay in developing the collaboration product, the Company launched its own production scale genotyping system in July 2002. In December 2002, Applied Biosystems filed a patent infringement suit against the Company in the Federal District Court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay. Applied Biosystems did not serve the Company with its original complaint, but has since amended the complaint and served the Company in April 2003. Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining the Company from the alleged infringement. In July 2003, the federal court upheld the Company’s motion to stay this patent infringement complaint.

     Also in December 2002, Applied Biosystems sent a notification to the Company alleging that the Company had breached the joint development agreement entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleged that the Company’s production-scale genotyping system and its consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that the Company’s commercial activities

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

with respect to its genotyping system are unlawful, unfair or fraudulent. Among other items, Applied Biosystems is seeking compensatory damages of $30,000,000, disgorgement of all revenues received from sales of the Company’s genotyping system or through the Company’s genotyping services product line and a prohibition of future sales of these products or services.

     In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted the temporary restraining order. The Company then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, the Company amended its complaint to additionally allege that the Company had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the joint development agreement. On February 18, 2003, the San Diego Superior Court granted the Company’s motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement, and that motion was overruled. No trial date has been set for this case. An evidentiary hearing on the Company’s fraudulent inducement claim against Applied Biosystems is set for September 2003. The Company will continue to treat the $10,000,000 funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

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

Other Agreements

     The Company has various agreements with several governmental, commercial and academic organizations for which the Company performs research or genotyping service activities. For example, the Company will receive $9 million from the National Institutes of Health to participate in the International HapMap Project.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

9. Commitments and Long-Term Debt

     In January 2002, the Company purchased two newly constructed buildings and assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company is required to make monthly payments of $208,974 representing interest and principal through February 2012 at which time a balloon payment of $21.2 million will be due. As of June 29, 2003 the carrying value of the Company’s long-term debt approximates fair value.

     In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of June 29, 2003, $1.7 million remains available under this loan arrangement.

10. Litigation Judgment

     In June 2002, the Company recorded a $7.7 million charge to cover total damages and expenses incurred by the plaintiff related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the three months ended June 29, 2003, the Company recorded litigation expense of $189,000 for interest.

     As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, the Company is required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for general corporate purposes until the appeal process is completed, which we expect will occur within 12 to 15 months. The Company has classified the restricted investments as current along with the accrued litigation judgment.

11. Effect of New Accounting Standards

     In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a liability to be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments; (a) mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets, (b) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and (c) obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     In November 1999, we entered into a joint development agreement with Applied Biosystems under which the companies would jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, we were primarily responsible for developing and manufacturing the array matrices and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1.25 million shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide us with non-refundable research and development support of $10 million, all of which was provided by December 2001. Upon commercialization of the system, we would have received a share of the operating profits from the sales of all components of these systems. We have deferred recognition of revenue from the research funding of $10 million provided by Applied Biosystems, and would recognize such amounts as revenue at the rate of 25% of the total profit share we earn from the sales of collaborative products, should such sales occur.

     In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. It is our current belief that Applied Biosystems has no intention of continuing to develop a collaboration product with us and they have recently announced a competing product. As a result of the delay in developing the collaboration product, we launched our own production-scale genotyping system in July 2002. In December 2002, Applied Biosystems filed a patent infringement suit against us in the Federal District Court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay. Applied Biosystems did not serve us with its original complaint, but has since amended the complaint and served us in April 2003. Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. In July 2003, the federal court upheld our motion to stay this patent infringement complaint.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted the temporary restraining order. We then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement and that motion was overruled. No trial date has been set for this case. An evidentiary hearing on our fraudulent inducement claim against Applied Biosystems is scheduled for September 2003. We will continue to treat the $10 million funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

     We continue with the early stages of proceedings to resolve the status of the collaboration agreement and the legal actions brought by both parties. We believe the claims alleged by Applied Biosystems are without merit in both the patent infringement case and their enjoined demand for arbitration and that we have a strong case regarding our allegations against Applied Biosystems. However, we cannot be sure that we will prevail in these matters. If we are unable to successfully defend against these allegations, it could result in a material adverse affect on our business, financial condition and results of operations.

     Our production-scale genotyping system, BeadLab, is based on the system developed by the Company that has been operational in our genotyping service product line since 2001. In addition to our SentrixTM array matrices, it includes the BeadArray Reader, a proprietary confocal laser scanner, as well as the highly multiplexed GoldenGateTM SNP genotyping assay. We do not believe that any of these product components are covered by intellectual property held by Applied Biosystems or are otherwise within the scope of the collaboration agreement with Applied Biosystems. Consequently, if the dispute with Applied Biosystems is resolved in our favor, we would retain all the operating profits, if any, generated through the sales of systems and consumables rather than share profits under the collaboration agreement. This system is initially being marketed to a small number of high throughput genotyping users, however, over time, we will need to develop lower throughput versions of the system, as well as additional genetic analysis applications, which will be marketed more broadly and require substantial increases in our sales and marketing expenses.

     In March 2003, we completed the installation of and recorded revenue for our first BeadLab high-throughput SNP genotyping system. We installed and recorded revenue for an

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

additional BeadLab in June 2003 and have since entered into three additional BeadLab genotyping system contracts. We are seeking to expand our customer base for these systems, however, we can give no assurance that our sales efforts will continue to be successful.

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

     We have incurred substantial operating losses since our inception. As of June 29, 2003, our accumulated deficit was $108.0 million, and total stockholders’ equity was $55.9 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $8.3 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial and increasing costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

Critical Accounting Policies

Revenue Recognition. We recognize revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (SAB) No. 101. Under SAB 101, revenue cannot be recorded until all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, array matrices, assay reagents and genotyping systems. Revenue for oligonucleotide, array matrix and assay reagent sales is recognized generally upon shipment and transfer of title to the customer. Genotyping system revenue is recognized when earned, which is generally upon shipment, transfer of title to the customer and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The Company has been awarded $9 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. In some cases, revenue from this project is earned at the time the service activities are performed rather than at the time data is delivered. Research revenue consists of amounts earned under research agreements with collaborators and government grants, which is recognized in the period during which the related costs are incurred. All revenues are recorded net of any applicable allowances for returns or discounts.

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

Results of Operations

Three and Six Months Ended June 29, 2003 and June 30, 2002

Revenue

     Revenue for the three and six months ended June 29, 2003 was $4.8 million and $9.0 million, respectively, increasing $2.9 million from $1.9 million in the three month period ended June 30, 2002 and increasing $5.8 million from $3.2 million in the six month period ended June 30, 2002.

     Product revenue increased to $2.7 million and $4.1 million for the three and six months ended June 29, 2003, respectively, from $1.1 million and $1.6 million for the three and six months ended June 30, 2002, respectively. The increase primarily resulted from the first two sales of our BeadLab SNP genotyping system, one in each quarter of 2003, and the related consumable sales which began in the second quarter of 2003.

     SNP genotyping service revenue increased to $1.5 million and $3.3 million for the three and six months ended June 29, 2003, respectively, from $0.1 million for each of the three and six months ended June 30, 2002, respectively. We had minimal SNP genotyping service revenue in the three and six months ended June 30, 2002 as that product line had only recently been commercialized.

     Government grants and other research funding decreased to $0.6 million for the three months ended June 29, 2003 and increased to $1.6 million for the six months ended June 29, 2003, respectively, from $0.7 million and $1.5 million for the three and six months ended June 30, 2002, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue become a more important part of our business.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Cost of Revenue

     Cost of revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue is included in research and development expense. Cost of product and service revenue increased to $2.0 million and $3.9 million for the three and six months ended June 29, 2003, respectively, from $0.6 million and $0.9 million for the three and six months ended June 30, 2002, respectively. The increases were driven by increased sales of products and services. Gross margins on product and service revenues were 52% and 47% in the three and six months ended June 29, 2003, compared to 48% and 45% for the three and six months ended June 30, 2002. This increase is due primarily to increased sales of higher margin items such as SNP genotyping services, array matrices and assay reagents partially offset by sales of our lower margin genotyping system. We expect product mix will continue to affect our future gross margins.

Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred. Research and development expenses decreased to $6.2 million and $11.9 million for the three and six months ended June 29, 2003, respectively, from $7.0 million and $14.1 million for the three and six months ended June 30, 2002, respectively.

     During the three and six months ended June 29, 2003, the research expense to support our BeadArray activities decreased $0.8 million and $1.7 million, respectively, as compared to the same periods in 2002. The decreases resulted primarily from the reduction in development expense that has occurred as a result of commercializing our production-scale genotyping system. In addition, as we increase our BeadArray-driven product sales, a smaller portion of our manufacturing resources are now used to support research efforts as compared to the same periods in 2002. In June 2003, we announced the development of an additional microarray platform technology that will significantly expand market opportunities for our BeadArray technology and provide increased experimental flexibility for life science researchers. The BeadChip supports the same applications as our fiber based array matrices, including SNP genotyping and RNA profiling. We expect our first BeadChip products to be launched over the next few quarters.

     Research to support our Oligator technology platform remained flat during the three months ended June 29, 2003 as compared to the three months ended June 30, 2002 and decreased $0.5 million during the six months ended June 29, 2003 as compared to six months ended June 30, 2002. This decline is primarily due to development expenses incurred in the first quarter of

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

2002 for a major upgrade of our Oligator technology, which resulted in a significant increase in our manufacturing capacity. In the second quarter of 2003, we implemented additional Oligator manufacturing and software enhancements to expand capacity, increase throughput, and further reduce operating costs. We expect that our research and development expenses will remain relatively flat over the next 12 months.

Selling, General and Administrative

     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $4.1 million and $8.7 million for the three and six months ended June 29, 2003, respectively, from $2.3 million and $3.9 million for the three and six months ended June 30, 2002, respectively. This increase is due primarily to higher legal expenses related to legal proceedings regarding our former SNP genotyping partner. The remaining increase is due to increases in the sales and marketing costs required to expand and support our custom oligonucleotide and genotyping system product sales as well as SNP genotyping services operations. During the third and fourth quarters of 2002 we began our sales and marketing expansion into Europe and in early 2003, we began our expansion into Japan. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the commercialization of our products.

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

     We recorded amortization of deferred compensation of $0.7 million and $1.1 million for the three months ended June 29, 2003 and June 30, 2002, respectively and $1.5 million and $2.4

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

million for the six months ended June 29, 2003 and June 30, 2002, respectively. Subsequent to July 27, 2000, no deferred compensation has been recorded as all options have been granted at fair market value.

Litigation Judgment

     A $7.7 million charge was recorded in June 2002 to cover total damages and expenses incurred by the plaintiff related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the three and six months ended June 29, 2003, we recorded litigation expense of $189,000 and $378,000, respectively, for interest.

Interest Income

     Interest income decreased to $0.5 million and $1.1 million for the three and six months ended June 29, 2003, respectively, from $1.0 million and $1.9 million for the three and six months ended June 30, 2002, respectively. The decrease is due to lower average levels of invested funds and lower effective interest rates.

Interest Expense

     Interest expense remained flat at $0.6 million for both of the three months ended June 29, 2003 and June 30, 2002 and $1.1 million for both of the six months ended June 29, 2003, and June 30, 2002. Interest expense relates primarily to a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

Liquidity and Capital Resources

     As of June 29, 2003, we had cash, cash equivalents and investments (including restricted cash and investments) of approximately $52.5 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 18 months.

     Our operating activities used cash of $12.1 million in the six months ended June 29, 2003, as compared to $13.6 million in the six months ended June 30, 2002. The decrease in cash used for operating activities was due primarily to a decrease in our accounts and interest receivable and an increase in our accounts payable and accrued liabilities.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Our investing activities provided cash of $16.5 million in the six months ended June 29, 2003 as compared to cash used of $15.9 million in the six months ended June 30, 2002. Cash provided in investing activities in the six months ended June 29, 2003 was due primarily to the maturities of investment securities, while cash used in the six months ended June 30, 2002 was due primarily to the purchase of a new facility.

     Our financing activities provided essentially no cash in the six months ended June 29, 2003 as compared to $26.1 million in the six months ended June 30, 2002. Cash provided by financing activities in the six months ended June 30, 2002 resulted primarily from $26.0 million in loan proceeds related to the purchase of our new facility.

     In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at June 29, 2003.

     In January 2002, we purchased two newly constructed buildings and assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36% which calls for principal and interest payments of approximately $2.5 million per year until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

     In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. As a result of the Company’s decision to appeal the ruling, we filed a surety bond with the court on October 25, 2002 of 1.5 times the judgment amount, or approximately $11.3 million. Under the terms of the bond, we are required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for corporate purposes until the appeal process is completed, which we expect will occur within 12 to 15 months.

     We expect that our current cash and cash equivalents, investments, revenues from sales and funding from grants will be sufficient to fund our anticipated operating needs for at least 18 to 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping laboratory and extensions to that product and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Applied Biosystems and the successful resolution of our appeal in a termination of employment lawsuit. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

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

     We have incurred net losses since our inception and expect to continue to incur net losses. At June 29, 2003, our accumulated deficit was approximately $108.0 million, and we incurred a net loss of $17.6 million for the six months ended June 29, 2003. We expect to continue to incur net losses and negative cash flow for the foreseeable future. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of our BeadLab SNP genotyping system. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are an early stage company with a limited history of commercial sales of microarray and scanning instrument products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new technology.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We only recently sold our first genotyping systems, and our technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale. Problems frequently encountered in connection with the development or early commercialization of products and services using new and unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

     Historically, life sciences and pharmaceutical companies have analyzed genetic variation and function using a variety of technologies. Compared to the existing technologies, our technologies are new and relatively unproven. In order to be successful, our products must meet the commercial requirements of the life sciences and pharmaceutical industries as tools for the large-scale analysis of genetic variation and function.

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

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We have only recently begun manufacturing products for commercial sale and operating our internal SNP genotyping service product line. We are still in the process of optimizing our commercial manufacturing process for the scanning instrument that is part of our BeadLab SNP genotyping system. We have

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

encountered and may in the future encounter difficulties in manufacturing our products which could impact our ability to sell these products, may not be able to produce them economically, may fail to achieve expected performance levels or may have to set prices that hinder wide adoption by customers. We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services.

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

     We currently have limited sales and marketing and technical support services and have only recently established a small direct sales force and customer support team. In order to effectively commercialize our BeadLab genotyping system and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance required to support continued growth of our business.

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

     In April 2003, Applied Biosystems served us with an amended complaint alleging patent infringement, asserting that our GoldenGate assay infringes several patents owned by Applied Biosystems. Others may challenge or invalidate our patents or claim that we infringe the rights of third party patents. Also, our patents may fail to provide us with any competitive advantage. We may need to initiate additional lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of June 29, 2003. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

A portion of our sales are to international customers.

     We intend to continue to expand our international presence and export sales to international customers. Export sales entail a variety of risks, including:

•	currency exchange fluctuations;

•	unexpected changes in legislative or regulatory requirements of foreign countries into which we import our products;

•	difficulties in obtaining export licenses or other trade barriers and restrictions resulting in delivery delays; and

•	significant taxes or other burdens of complying with a variety of foreign laws.

In addition, sales to international customers typically result in longer payment cycles and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. One or more of these factors could have a material adverse effect on our business, financial condition and operating results.

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

     Our equipment financings, amounting to $0.4 million as of June 29, 2003, are all at fixed rates and therefore, have no exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding, we have designed our internal control system with a level of controls that we believe will prevent material errors or instances of fraud in our consolidated financial statements.

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

     In December 2002, Applied Biosystems Group filed a patent infringement suit against Illumina in the Federal District Court in Northern California asserting infringement of several patents related to an Applied Biosystems’ assay intended for use in our collaboration. In April 2003, Applied Biosystems served us with an amended complaint alleging patent infringement. In that complaint, Applied Biosystems is seeking a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. In July 2003, the federal court upheld our motion to stay this patent infringement complaint.

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

     On December 11, 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted our temporary restraining order on December 12, 2002. We then moved for a preliminary injunction to prevent the arbitration from proceeding until a trial in the superior court case, while Applied Biosystems brought a motion seeking to dismiss this Superior Court action and to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the 1999 joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction to prevent the arbitration process and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement, and that motion was overruled. No trial date has been set for this case. An evidentiary hearing on our fraudulent inducement claim against Applied Biosystems is scheduled for September 2003.

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

Item 2. Changes in Securities and Use of Proceeds

          On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through June 29, 2003, we have used approximately $17.3 million to purchase property, plant and equipment and approximately $31.4 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Description of Document

31	Section 302 certification.

32	Section 906 certification.

(b)  Reports on Form 8-K

     Report on Form 8-K filed on April 25, 2003 for press release dated April 23, 2003 announcing Illumina, Inc.’s financial results for the three months ended March 30, 2003.

     Report on Form 8-K filed on July 18, 2003 for press release dated July 17, 2003 announcing Illumina, Inc.’s financial results for the three and six months ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.

(Registrant)

Date: August 4, 2003	/s/ Timothy Kish

Timothy Kish
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31	Section 302 certification.

32	Section 906 certification.