Form 10-Q
period 2003-09-28
ILLUMINA INC
filed 2003-11-04
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 28, 2003

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to

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

Yes (X)    No(   )

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes (X)    No (  )

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	32,850,123 Shares

Class	Outstanding at September 28, 2003

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.
Condensed Consolidated Balance Sheets

	September 28,	December 29,
	2003	2002

	(unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,989	$2,037
Investments, available for sale	28,859	51,727
Restricted cash and investments	12,360	12,530
Accounts and interest receivable, net	3,825	3,731
Inventory, net	2,646	2,299
Prepaid expenses and other current assets	834	495

Total current assets	58,513	72,819
Property and equipment, net	46,743	48,279
Intangible and other assets, net	1,020	808

Total assets	$106,276	$121,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,959	$5,568
Accrued litigation judgment	8,469	8,052
Current portion of long-term debt	358	340
Current portion of equipment financing	341	337

Total current liabilities	20,127	14,297
Long-term debt, less current portion	25,090	25,367
Deferred revenue	10,000	10,009
Other long-term liabilities	—	489
Commitments
Stockholders’ equity	51,059	71,744

Total liabilities and stockholders’ equity	$106,276	$121,906

Note: The Balance Sheet at December 29, 2002 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

		(In thousands, except per share amounts)
Revenue
Product	$6,491	$1,273	$10,625	$2,870
Service	1,061	1,121	4,390	1,220
Research	697	591	2,279	2,064

Total revenue	8,249	2,985	17,294	6,154
Operating expenses:
Cost of product and service revenue	2,681	965	6,617	1,900
Research and development	5,114	6,405	17,058	20,519
Selling, general and administrative	5,096	2,426	13,816	6,349
Amortization of deferred compensation and other non-cash compensation charges	511	1,045	2,060	3,402
Litigation judgment	189	160	567	7,860

Total operating expenses	13,591	11,001	40,118	40,030

Loss from operations	(5,342)	(8,016)	(22,824)	(33,876)
Interest income	380	990	1,433	2,864
Interest expense	(549)	(576)	(1,672)	(1,703)

Net loss	$(5,511)	$(7,602)	$(23,063)	$(32,715)

Net loss per share, basic and diluted	$(0.17)	$(0.24)	$(0.72)	$(1.06)

Shares used in calculating net loss per share, basic and diluted	32,055	31,071	31,814	30,752

The composition of stock-based compensation is as follows:
Research and development	$239	$579	$1,113	$1,859
Selling, general and administrative	272	466	947	1,543

	$511	$1,045	$2,060	$3,402

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 28,	September 29,
	2003	2002

	(In thousands)
Operating activities:
Net loss	$(23,063)	$(32,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,405	3,310
Amortization of premium on investments	342	941
Amortization of deferred compensation and other non-cash compensation charges	2,060	3,402
Changes in operating assets and liabilities:
Accounts and interest receivable	(94)	(1,780)
Inventory	(347)	(638)
Prepaid expenses and other current assets	(339)	(282)
Other assets	(322)	161
Accounts payable, accrued liabilities and other liabilities	5,154	691
Accrued litigation judgment	417	7,860
Deferred revenue	(9)	(28)

Net cash used in operating activities	(12,796)	(19,078)

Investing activities:
Purchase of investment securities	(1,940)	(93,825)
Sales and maturities of investment securities	24,164	110,490
Purchase of property and equipment	(1,743)	(26,163)
Purchase of intangible assets	(16)	(662)

Net cash provided by (used in) investing activities	20,465	(10,160)

Financing activities:
Proceeds from long-term debt	—	26,000
Payments on long-term debt	(258)	(216)
Payments on equipment financing	(249)	(219)
Proceeds from issuance of common stock, net of repurchased shares	790	693

Net cash provided by financing activities	283	26,258

Net increase (decrease) in cash and cash equivalents	7,952	(2,980)
Cash and cash equivalents at beginning of period	2,037	4,165

Cash and cash equivalents at end of period	$9,989	$1,185

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

     The Company received $10 million of non-refundable research funding from Applied Biosystems in connection with a licensing and development contract entered into in 1999. This amount has been recorded as deferred revenue in accordance with the provisions of SAB 101. This amount would be recognized as revenue at a rate of 25% of the defined operating profit earned from sales of the products covered by the collaboration agreement, should such sales occur. At present, the Company does not believe a collaboration product will be commercialized under the partnership agreement, and there are legal proceedings between the parties as more fully described in Footnote 8. The $10 million of research funding will continue to be reflected as deferred revenue until the legal proceedings have been resolved.

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

	Three months ended		Nine months ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

		(In thousands)
Weighted-average shares outstanding	32,786	32,443	32,686	32,357
Less: Weighted-average shares of common stock subject to repurchase	(731)	(1,372)	(872)	(1,605)

Weighted-average shares used in calculating net loss per share, basic and diluted	32,055	31,071	31,814	30,752

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

4. Stock-Based Compensation

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

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

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows (in thousands except per share amounts):

	Three months ended		Nine months ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net loss, as reported	$(5,511)	$(7,602)	$(23,063)	$(32,715)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	511	1,045	2,060	3,402
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,144)	(2,169)	(6,427)	(6,296)

Adjusted pro forma net loss	$(7,144)	$(8,726)	$(27,430)	$(35,609)

Adjusted pro forma basic and diluted net loss per share	$(0.22)	$(0.28)	$(0.86)	$(1.16)

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
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5. Comprehensive Income (Loss)

     SFAS No. 130, Comprehensive Income, establishes rules for the reporting and disclosure of comprehensive income and its components. SFAS No. 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net loss	$(5,511)	$(7,602)	$(23,063)	$(32,715)
Unrealized gain (loss) on marketable securities	(248)	271	(473)	1,274

Comprehensive net loss	$(5,759)	$(7,331)	$(23,536)	$(31,441)

6. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. The components of inventories are as follows:

	September 28, 2003	December 29, 2002

	(In thousands)
Raw materials	$955	$1,552
Work in process	990	407
Finished goods	701	340

	$2,646	$2,299

7. Warranties

     The Company generally provides a one year warranty on genotyping systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with genotyping system sales. This expense is recorded as a component of cost of revenue.

     Changes in the Company’s warranty liability during the 9 months ended September 28, 2003 are as follows (in thousands):

Balance at December 29, 2002	$0
Additions charged to cost of revenue	150

Balance at September 28, 2003	$150

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

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Applied Biosystems is seeking compensatory damages of $30,000,000, disgorgement of all revenues received from sales of the Company’s genotyping system or through the Company’s genotyping services product line and a prohibition of future sales of these products or services.

     In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted the temporary restraining order. The Company then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, the Company amended its complaint to additionally allege that the Company had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the joint development agreement. On February 18, 2003, the San Diego Superior Court granted the Company’s motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement, and that motion was overruled. No trial date has been set for this case. An evidentiary hearing on the Company’s fraudulent inducement claim against Applied Biosystems and the issue of whether the dispute is arbitrable is set for the fourth quarter of 2003. The Company has continued to treat the $10,000,000 funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

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

Other Agreements

     The Company has various agreements with several governmental, commercial and academic organizations for which the Company performs research or genotyping service activities. For example, the Company was awarded $9 million over a period of two years from the National Institutes of Health to participate in the International HapMap Project.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

9. Commitments and Long-Term Debt

     In January 2002, the Company purchased two newly constructed buildings and assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company is required to make monthly payments of $208,974 representing interest and principal through February 2012 at which time a balloon payment of $21.2 million will be due. As of September 28, 2003 the carrying value of the Company’s long-term debt approximates fair value.

     In April 2000, the Company entered into a $3.0 million loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of September 28, 2003, $1.7 million remains available under this loan arrangement.

10. Litigation Judgment

     In June 2002, the Company recorded a $7.7 million charge to cover total damages and expenses incurred by the plaintiff related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the three and nine months ended September 28, 2003, the Company recorded litigation expense of $189,000 and $567,000, respectively, for interest.

     As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, the Company is required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for general corporate purposes until the appeal process is completed, which we expect will occur within 9 to 12 months. The Company has classified the restricted investments as current along with the accrued litigation judgment.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003 if certain defined conditions are met. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

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

Overview

     Illumina, Inc. was incorporated in April 1998. We are developing next-generation tools for the large-scale analysis of genetic variation and function. The information provided by these analyses will help enable the development of personalized medicine, a key goal of genomics and proteomics. Our proprietary BeadArray technology will provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information will correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients. In the first quarter of 2001, we began commercial sale of custom oligonucleotides manufactured using our proprietary Oligator technology. As a result of our favorable manufacturing cost structure, we have been able to implement a price leadership strategy in the plate-based segment of this market and have steadily been able to grow our market share. In the second quarter of 2001, we initiated our SNP genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into significant contracts with many of the leading genotyping organizations including GlaxoSmithKline and The Sanger Centre, and have been awarded $9 million from the National Institutes of Health to play a major role in the Human Haplotyping effort.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted the temporary restraining order. We then moved for a preliminary injunction to prevent the arbitration from proceeding, while Applied Biosystems brought a motion seeking to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement and that motion was overruled. No trial date has been set for this case. An evidentiary hearing on our fraudulent inducement claim against Applied Biosystems and whether the dispute is arbitrable is scheduled for the fourth quarter of 2003. We will continue to treat the $10 million funding from Applied Biosystems as deferred revenue until the status of the collaboration agreement has been resolved.

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

     Our production-scale genotyping system, BeadLab, is based on the system developed by the Company that has been operational in our genotyping service product line since 2001. In addition to our Sentrix™ array matrices, it includes the BeadArray Reader, a proprietary confocal laser scanner, as well as the highly multiplexed GoldenGate™ SNP genotyping assay. We do not believe that any of these product components are covered by intellectual property held by Applied Biosystems or are otherwise within the scope of the collaboration agreement with Applied Biosystems. Consequently, if the dispute with Applied Biosystems is resolved in our favor, we would retain all the operating profits, if any, generated through the sales of systems and consumables rather than share profits under the collaboration agreement. This system is initially being marketed to a small number of high throughput genotyping users, however, over time, we will need to develop lower throughput versions of the system, as well as additional genetic analysis applications, which will be marketed more broadly and require substantial increases in our sales and marketing expenses.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     In March 2003, we completed the installation of and recorded revenue for our first BeadLab high-throughput SNP genotyping system. We installed and recorded revenue for a second BeadLab in June 2003 and two additional BeadLabs in the third quarter of 2003.

     In June 2003, we announced the launch of an additional microarray platform technology, the BeadChip, which is expected to expand market opportunities for our BeadArray technology and provide increased experimental flexibility for life science researchers. In September 2003, we announced the launch of a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip. We are seeking to expand our customer base for our BeadArray technology, however, we can give no assurance that our sales efforts will continue to be successful.

     A significant portion of our current revenue is derived from large, individual transactions such as the sale of production genotyping systems or genotyping services contracts. In addition, uncertain spending patterns in our markets could adversely affect demand for some of our products over the coming quarters. Given the difficulty in predicting the timing and magnitude of sales for our product offerings, we may experience quarter-to-quarter fluctuations in revenue during the year, including the potential for an occasional sequential revenue decline.

     We have incurred substantial operating losses since our inception. As of September 28, 2003, our accumulated deficit was $113.5 million, and total stockholders’ equity was $51.1 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $8.5 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

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

Results of Operations

Three and Nine Months Ended September 28, 2003 and September 29, 2002

Revenue

     Revenue for the three and nine months ended September 28, 2003 was $8.2 million and $17.3 million, respectively, increasing $5.2 million from $3.0 million in the three month period ended September 29, 2002 and increasing $11.1 million from $6.2 million in the nine month period ended September 29, 2002.

     Product revenue increased to $6.5 million and $10.6 million for the three and nine months ended September 28, 2003, respectively, from $1.3 million and $2.9 million for the three and nine months ended September 29, 2002, respectively. The increase primarily resulted from sales of our BeadLab SNP genotyping system, with two systems sold in the third quarter of 2003 and a total of four systems sold in the nine months ended September 28, 2003, along with the related consumable sales.

     SNP genotyping service revenue remained flat at $1.1 million for both the three months ended September 28, 2003 and September 29, 2002 and increased to $4.4 million for the nine months ended September 28, 2003 from $1.2 million for the nine months ended September 29,

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

2002. We had minimal SNP genotyping service revenue prior to the third quarter of 2002 as that product line had only recently been commercialized.

     Government grants and other research funding increased to $0.7 million and $2.3 million for the three and nine months ended September 28, 2003, respectively, from $0.6 million and $2.1 million for the three and nine months ended September 29, 2002, respectively. We expect grant revenue to generally decline as a proportion of total revenue over the next few years as product and service revenue become a more important part of our business.

Cost of Product and Service Revenue

     Cost of revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue is included in research and development expense. Cost of product and service revenue increased to $2.7 million and $6.6 million for the three and nine months ended September 28, 2003, respectively, from $1.0 million and $1.9 million for the three and nine months ended September 29, 2002, respectively. The increases were driven by the increased sales of products and services during these periods. Gross margins on product and service revenues were 65% and 56% in the three and nine months ended September 28, 2003, compared to 60% and 54% for the three and nine months ended September 29, 2002. This increase is due primarily to increased sales of higher margin products and services such as SNP genotyping services, array matrices and assay reagents, partially offset by sales of lower margin genotyping systems. We expect product mix will continue to affect our future gross margins.

Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred. Research and development expenses decreased to $5.1 million and $17.1 million for the three and nine months ended September 28, 2003, respectively, from $6.4 million and $20.5 million for the three and nine months ended September 29, 2002, respectively.

     During the three and nine months ended September 28, 2003, the research expense to support our BeadArray activities decreased $1.2 million and $2.9 million, respectively, as compared to the same periods in 2002. The decreases resulted primarily from the reduction in development expense that has occurred as a result of commercializing our production-scale genotyping and gene expression systems. In addition, as we increase our BeadArray-driven product sales, a smaller portion of our manufacturing resources are now used to support research efforts as compared to the same periods in 2002. In June 2003, we announced the launch of the BeadChip, an additional microarray platform, and in September 2003, we announced the launch of a gene expression application on both our Array Matrix and BeadChip platforms.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Research to support our Oligator technology platform decreased $0.1 million and $0.5 million, respectively, during the three and nine months ended September 28, 2003 as compared to the same periods in 2002. This decline is primarily due to development expenses incurred in the first quarter of 2002 for a major upgrade of our Oligator technology, which resulted in a significant increase in our manufacturing capacity. In the second quarter of 2003, we implemented additional Oligator manufacturing and software enhancements to expand capacity, increase throughput, and further reduce operating costs. We expect that our research and development expenses will remain relatively flat over the next 12 months.

Selling, General and Administrative

     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $5.1 million and $13.8 million for the three and nine months ended September 28, 2003, respectively, from $2.4 million and $6.3 million for the three and nine months ended September 29, 2002, respectively. This increase is due primarily to higher legal expenses related to legal proceedings regarding our former SNP genotyping partner and increases in the sales and marketing costs required to expand and support our custom oligonucleotide, genotyping system and gene expression system product sales as well as SNP genotyping services operations. During the third and fourth quarters of 2002 we began our sales and marketing expansion into Europe and in early 2003, we began our expansion into Japan. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the commercialization of an increasing number of products.

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

     We recorded amortization of deferred compensation of $0.5 million and $1.0 million for the three months ended September 28, 2003 and September 29, 2002, respectively and $2.1 million and $3.4 million for the nine months ended September 28, 2003 and September 29, 2002, respectively.

Litigation Judgment

     A $7.7 million charge was recorded in June 2002 to cover total damages and expenses incurred by the plaintiff related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. In the three and nine months ended September, 28 2003, we recorded litigation expense of $0.2 million and $0.6 million, respectively, for interest. In the three and nine months ended September 29, 2002, we recorded litigation expense of $0.2 million and $7.9 million, respectively.

Interest Income

     Interest income decreased to $0.4 million and $1.4 million for the three and nine months ended September 28, 2003, respectively, from $1.0 million and $2.9 million for the three and nine months ended September 29, 2002, respectively. The decrease is due to lower average levels of invested funds and lower effective interest rates.

Interest Expense

     Interest expense remained flat at $0.6 million for both of the three months ended September 28, 2003 and September 29, 2002 and $1.7 million for both of the nine months ended September 28, 2003, and September 29, 2002. Interest expense relates primarily to a $26.0 million loan related to the purchase of our new facility during the first quarter of 2002.

Liquidity and Capital Resources

     As of September 28, 2003, we had cash, cash equivalents and investments (including $12.4 million of restricted cash and investments) of approximately $51.2 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 18 months.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Our operating activities used cash of $12.8 million in the nine months ended September 28, 2003, as compared to $19.1 million in the nine months ended September 29, 2002. Net cash used in operating activities in the first nine months of 2003 was primarily the result of a net loss from operations of $23.1 million reduced by a $5.2 million increase in accounts payable, accrued liabilities and other liabilities, non-cash charges of $3.4 million for depreciation and amortization and non-cash charges of $2.1 million for amortization of deferred stock compensation. Net cash used in operating activities in the first nine months of 2002 was primarily the result of a net loss from operations of $32.7 million reduced by a $7.9 million increase in accrued litigation judgment, non-cash charges of $3.3 million for depreciation and amortization and non-cash charges of $3.4 million for amortization of deferred stock compensation.

     Our investing activities provided cash of $20.5 million in the nine months ended September 28, 2003 as compared to cash used of $10.2 million in the nine months ended September 29, 2002. Cash provided in investing activities in the nine months ended September 28, 2003 was due primarily to the maturities of investment securities, while cash used in the nine months ended September 29, 2002 was due primarily to the purchase of a new facility.

     Our financing activities provided $0.3 million in the nine months ended September 28, 2003 as compared to $26.3 million in the nine months ended September 29, 2002. Cash provided by financing activities in the nine months ended September 29, 2002 resulted primarily from $26.0 million in loan proceeds related to the purchase of our new facility.

     In April 2000, we entered into a $3.0 million loan arrangement to be used at our discretion to finance purchases of capital equipment, $1.7 million of which remains available at September 28, 2003.

     In January 2002, we purchased two newly constructed buildings and assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36% which calls for principal and interest payments of approximately $2.5 million per year until the loan expires in January 2012 at which time a balloon payment of $21.2 million will be due.

     In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. As a result of the Company’s decision to appeal the ruling, we filed a surety bond with the court on October 25, 2002 of 1.5 times the judgment amount, or approximately $11.3 million. Under the terms of the bond, we are required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for corporate purposes until the appeal process is completed, which we expect will occur within 9 to 12 months.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     We expect that our current cash and cash equivalents, investments, revenues from sales and funding from grants will be sufficient to fund our anticipated operating needs for at least 18 to 24 months. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping laboratory and gene expression systems and extensions to those products and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Applied Biosystems and the successful resolution of our appeal in a termination of employment lawsuit. Therefore, we may require additional funding within this time frame and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

Factors Affecting Our Operating Results

     In addition to the items mentioned above, the following issues could adversely affect our operating results or our stock price.

We have generated only a small amount of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses. At September 28, 2003, our accumulated deficit was approximately $113.5 million, and we incurred a net loss of $23.1 million for the nine months ended September 28, 2003. We expect to continue to incur net losses and negative cash flow for the foreseeable future. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of our BeadLab SNP genotyping system and our gene expression system. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are an early stage company with a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new technology.

     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. We only recently sold our first genotyping systems, and some of our other technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale. Problems frequently encountered in connection with the development or early commercialization of products and services using new and unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

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

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We have only recently begun manufacturing products on a commercial scale and operating our internal SNP genotyping service product line. We have encountered and may in the future encounter difficulties in manufacturing our products which could impact our ability to sell these products, may not be able to produce them economically, may fail to achieve expected performance levels or may have to set prices that hinder wide adoption by customers. We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services.

     The nature of our products requires customized components that currently are available from a limited number of sources. For example, we currently obtain the fiber optic bundles and BeadChip slides included in our products from single vendors. If we are unable to secure a sufficient supply of those or other product components, we will be unable to meet demand for our products. We will need to enter into contractual relationships with manufacturers for commercial-scale production of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do this on a timely basis, for sufficient quantities or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs.

Our current sales, marketing and technical support organization may limit our ability to sell our products.

     We currently have limited sales and marketing and technical support services and have only recently established a small direct sales force and customer support team. In order to effectively commercialize our genotyping and gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance required to support continued growth of our business.

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

     The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering our technologies and products, as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around our patented technologies.

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

     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. For example, Affymetrix has recently introduced a 100k SNP genotyping chip which may compete with our SNP genotyping service and product offerings and has also introduced a chip for human genome expression which may compete with our gene expression product offerings. One or more of our competitors may render our technology obsolete or uneconomical. Our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of September 28, 2003. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Our equipment financings, amounting to $0.4 million as of September 28, 2003, are all at fixed rates and therefore, have no exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

     We have operated primarily in the United States. We recently began to expand our operations outside the United States; however, the vast majority of our transactions are currently in U.S. dollars. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations to date, nor do we have any foreign currency hedging instruments in place.

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

     Also in December 2002, Applied Biosystems sent a notification to us alleging that we had breached the joint development agreement between Illumina and Applied Biosystems entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. This notification alleges that our production-scale genotyping system and our consumables are collaboration products developed under the joint development agreement, that these products are being sold within the collaboration field described in that agreement, and that our commercial activities with respect to our genotyping system are unlawful, unfair or fraudulent. Among other relief it sought via an arbitration proceeding, Applied Biosystems is seeking compensatory damages of $30 million, disgorgement of all revenues received from sales of our genotyping system or through our genotyping services product line and a prohibition of future sales of these products or services. We responded in a letter notification dated December 4, 2002 to Applied Biosystems that Applied Biosystems was in breach of the joint development agreement, having twice delayed the launch of our collaborative product, and despite our continual compliance with our obligations under this agreement, and further disputing that the arbitration proceeding was appropriate.

     On December 11, 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. The court granted our temporary restraining order on December 12, 2002. We then moved for a preliminary injunction to prevent the arbitration from proceeding until a trial in the superior court case, while Applied Biosystems brought a motion seeking to dismiss this Superior Court action and to compel arbitration between the parties. In February 2003, we amended our complaint to additionally allege that we had been fraudulently induced by Applied Biosystems into entering into an agreement to arbitrate certain disputes by misrepresenting the purpose and intended effect of the arbitration provision of the 1999 joint development agreement. On February 18, 2003, the San Diego Superior Court granted our motion for preliminary injunction to prevent the arbitration process and denied Applied Biosystem’s motion to compel arbitration without prejudice. Applied Biosystems subsequently moved to dismiss the claim of fraudulent inducement, and that motion was overruled. No trial date has been set for this case. An evidentiary hearing on our fraudulent inducement claim against Applied Biosystems and whether the dispute is arbitrable is scheduled for the fourth quarter of 2003.

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

Item 2. Changes in Securities and Use of Proceeds

     On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through September 28, 2003, we have used approximately $17.9 million to purchase property, plant and equipment and approximately $32.2 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

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

     Report on Form 8-K filed on October 16, 2003 for press release dated October 16, 2003 announcing Illumina, Inc.’s financial results for the three and six months ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.

(Registrant)

Date: November 4, 2003	-s- Timothy Kish
Timothy Kish
Vice President and Chief Financial Officer