Form 10-Q
period 2004-03-28
ILLUMINA INC
filed 2004-05-04
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 28, 2004

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

Yes   (X)  No   (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes   (X)  No   (   )

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	33,170,663 Shares
Class	Outstanding at March 28, 2004

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.

Condensed Consolidated Balance Sheets

	March 28,	December 28,
	2004	2003
	(unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,740	$12,465
Investments, available for sale	19,049	20,317
Restricted cash	100	100
Accounts receivable, net	8,877	4,549
Interest receivable	165	249
Inventory, net	2,150	2,022
Prepaid expenses and other current assets	582	716

Total current assets	39,663	40,418
Property and equipment, net	45,473	45,777
Long-term restricted investments	12,146	12,191
Intangible and other assets, net	941	848

Total assets	$98,223	$99,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,223	$7,570
Current portion of long-term debt	380	366
Current portion of equipment financing	162	253

Total current liabilities	9,765	8,189
Long-term debt, less current portion	24,893	24,999
Advance payment from former collaborator	10,000	10,000
Litigation judgment	8,847	8,658
Commitments
Stockholders’ equity	44,718	47,388

Total liabilities and stockholders’ equity	$98,223	$99,234

Note: The Balance Sheet at December 28, 2003 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 28,	March 30,
	2004	2003
	(In thousands, except per share
	amounts)
Revenue
Product revenue	$8,939	$1,407
Service revenue	1,150	1,867
Research revenue	714	1,002

Total revenue	10,803	4,276
Costs and expenses:
Cost of product and service revenue	2,802	1,910
Research and development	5,176	5,722
Selling, general and administrative	5,738	4,580
Amortization of deferred compensation and other stock based compensation charges	318	865
Litigation judgment	189	189

Total costs and expenses	14,223	13,266

Loss from operations	(3,420)	(8,990)
Interest income (expense)	(511)	30

Net loss	$(3,931)	$(8,960)

Net loss per share, basic and diluted	$(0.12)	$(0.28)

Shares used in calculating net loss per share, basic and diluted	32,549	31,584

The composition of stock-based compensation is as follows:
Research and development	$139	$495
Selling, general and administrative	179	370

	$318	$865

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 28,	March 30,
	2004	2003
	(In thousands)
Operating activities:
Net loss	$(3,931)	$(8,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,073	1,108
Amortization of premium on investments	281	113
Amortization of deferred compensation and other stock-based compensation charges	318	865
Changes in operating assets and liabilities:
Accounts receivable	(4,246)	742
Interest receivable	85	99
Inventory	(129)	(41)
Prepaid expenses and other current assets	135	(60)
Deferred revenue	—	(3)
Other assets	(126)	(185)
Accounts payable, accrued liabilities and other liabilities	1,641	1,306
Litigation judgment	189	39

Net cash used in operating activities	(4,710)	(4,977)

Investing activities:
Purchase of investment securities	(6,310)	(1,940)
Sales and maturities of investment securities	7,568	10,425
Purchase of property and equipment	(727)	(870)
Acquisition of intangible assets	—	(16)

Net cash provided by investing activities	531	7,599

Financing activities:
Payments on long-term debt	(105)	(90)
Payments on equipment financing	(78)	(80)
Proceeds from issuance of common stock	674	390

Net cash provided by financing activities	491	220

Effect of exchange rate changes on cash	(37)	—

Net increase (decrease) in cash and cash equivalents	(3,725)	2,842
Cash and cash equivalents at beginning of period	12,465	2,037

Cash and cash equivalents at end of period	$8,740	$4,879

See accompanying notes.

ILLUMINA, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.

     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2003 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

     The Company records revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin No. 101 (“SAB 101”). Under SAB 101, revenue cannot be recorded until all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays, assay reagents, genotyping systems and gene expression systems. Service revenue consists of revenue received for performing SNP genotyping services. Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab genotyping system revenue is recognized when earned, which is generally upon shipment, installation, training and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The Company has been awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. A portion of the revenue from this project is earned at the time the related costs are incurred while the remainder of the revenue is earned upon the delivery of genotyping data. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. All revenues are recognized net of applicable allowances for returns or discounts.

     The Company received $10.0 million of non-refundable research funding from Applied Biosystems in connection with a licensing and development contract entered into in 1999. This amount was originally recorded as deferred revenue in accordance with the provisions of SAB 101 and would have been recognized as revenue at a contractually defined rate of 25% of the defined operating profit earned from sales of the products covered by the

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

collaboration agreement, had such sales occurred. At present, the Company does not believe a collaboration product will be commercialized under the partnership agreement, and there are legal proceedings between the parties as more fully described in Note 6. The $10.0 million of research funding has been reclassified to an advance payment from former collaborator until the legal proceedings have been resolved.

Cash & Investments

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

Stock-Based Compensation

     At March 28, 2004, the Company has three stock-based employee and non-employee director compensation plans, which are described more fully in the Company’s 2003 Annual Report on From 10-K. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted prior to the Company’s initial public offering with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 28.

     Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and employee stock purchases under the fair value method of that statement. The fair value for these options was estimated at the dates of grant using the fair value option pricing model (Black Scholes) with the following weighted-average assumptions:

	Three months ended
	March 28,	March 30,
	2004	2003
Weighted average risk-free interest rate	2.99%	3.00%
Expected dividend yield	0%	0%
Weighted average volatility	98%	103%
Estimated life	5 years	5 years
Weighted average fair value of options granted	$5.96	$2.17

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands except per share amounts):

	Three months ended
	March 28,	March 30,
	2004	2003
Net loss, as reported	$(3,931)	$(8,960)
Add: Stock-based compensation expense recorded	318	865
Less: Assumed stock compensation expense	(2,340)	(2,154)

Pro forma net loss	$(5,953)	$(10,249)

Basic and diluted net loss per share:
As reported	$(0.12)	$(0.28)

Pro forma	$(0.18)	$(0.32)

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

	Three months ended
	March 28,	March 30,
	2004	2003
	(In thousands)
Weighted-average shares outstanding	33,059	32,620
Less: Weighted-average shares of common stock subject to repurchase	(510)	(1,036)

Weighted-average shares used in calculating net loss per share, basic and diluted	32,549	31,584

Comprehensive Income (Loss)

     SFAS No. 130, Comprehensive Income, establishes rules for the reporting and disclosure of comprehensive income and its components. SFAS No. 130 requires the change in net unrealized gains or losses on marketable securities to be included in comprehensive income. As adjusted, our comprehensive loss is as follows (in thousands):

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three months ended
	March 28,	March 30,
	2004	2004
	(In thousands)
Net loss	$(3,931)	$(8,960)
Foreign currency translation adjustment	44	—
Unrealized gain (loss) on investments	225	(153)

Comprehensive net loss	$(3,662)	$(9,113)

2. Segment Information

     The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company.

3. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. The components of net inventories are as follows:

	March 28, 2004	December 28, 2003
	(In thousands)
Raw materials	$815	$829
Work in process	1,148	931
Finished goods	187	262

	$2,150	$2,022

4. Warranties

     The Company generally provides a one year warranty on genotyping systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with genotyping system sales. This expense is recorded as a component of cost of revenue.

     Changes in the Company’s warranty liability during the three months ended March 28, 2004 are as follows (in thousands):

Balance at December 28, 2003	$230
Additions charged to cost of revenue	264
Repairs and replacements	(20)

Balance at March 28, 2004	$474

5. Commitments and Long-Term Debt

     In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company is required to make monthly payments of $208,974 representing interest and principal through February 2012, at which time a balloon payment of $21.2 million will be due.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     In April 2000, the Company entered into a $3,000,000 loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan is secured by the capital equipment financed. As of March 28, 2004, $1,682,318 remains available under this loan arrangement.

     The Company leases office space under non-cancelable operating leases that expire at various times through December 2006. These leases contain renewal options ranging from 2 to 3 years.

6. Collaborative Agreements

Appplied Biosystems Group (part of Applera Corporation)

     In November 1999, the Company entered into a joint development agreement with Applied Biosystems Group (“Applied Biosystems”) under which the companies would jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, the Company was primarily responsible for developing and manufacturing the arrays and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1,250,000 shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide the Company with non-refundable research and development support of $10.0 million, all of which was provided by December 2001. Upon commercialization of the system, the Company would have received a share of the operating profits resulting from the sale of all components of these systems. The Company had originally deferred recognition of revenue from the research funding of $10.0 million provided by Applied Biosystems, and would have recognized such amounts as revenue at a contractually defined rate of 25% of the total profit share the Company earned from the sales of collaboration products, had such sales occurred. As of December 28, 2003 this amount was reclassified to an advance payment from former collaborator.

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

     In December 2002, Applied Biosystems filed a complaint, then later in March 2003, amended and refiled a complaint, for a patent infringement suit against the Company in the federal court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay intended for use in the collaboration. Applied Biosystems seeks a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining the Company from the alleged infringement. The Company has answered the complaint, asserting various defenses, including that it does not infringe the patents or that the patents are invalid, and asserting counterclaims against Applied Biosystems seeking declaratory judgment relief related to the patents being asserted against it, and seeking damages from Applied Biosystems for its unfair and unlawful conduct which constitutes attempted monopolization in violation of the antitrust laws.

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

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. In January 2004, the Company notified Applied Biosystems that it terminated the joint development agreement.

     In December 2003, after having granted temporary and preliminary injunctions staying the arbitration, the San Diego Superior Court directed Applied Biosystems and the Company to resolve the contract dispute in a binding arbitration procedure. After the Superior Court ordered the parties to the arbitration process, Applied Biosystems purported to amend its demands for arbitration to add new allegations against the Company (including claims of malicious prosecution, abuse of process, fraud in the inducement, interference with a prospective economic advantage, declaratory judgment that the joint development agreement had not been terminated and a new claim of breach of contract based on alleged poor quality of the Company’s arrays) and to increase its demand for cash damages to an unspecified amount in excess of $60 million. While a definitive schedule has not yet been set, an arbitrator has been selected, and the Company believes that the arbitration hearing could be completed as early as September 2004. The Company will vigorously defend against the claims alleged by Applied Biosystems but the outcome of an arbitration proceeding is inherently uncertain and the Company cannot be sure that it will prevail. This arbitration could result in a range of potential outcomes, based solely on the judgment and discretion of the arbitrator, including (1) the award of all damages and injunctive relief sought by Applied Biosystems; (2) the award of all damages and relief sought by the Company; or (3) a partial award of damages and/or injunctive relief to either party. The Company has not accrued for any potential losses in this case because it believes that an adverse determination is not probable, and potential losses cannot be reasonably estimated. However, the Company’s financial statements include a $10.0 million advance payment from Applied Biosystems that would have been deducted from the profits otherwise payable to the Company from Applied Biosystems had the collaboration been successful and which could offset the impact on the Company’s consolidated results of operations of an adverse arbitration determination up to that amount. Any unfavorable arbitration determination, and in particular any significant cash amounts required to be paid by the Company or prohibition of the sale of its products or services, could result in a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company is in the early stages of proceedings in the patent case. In February 2004, the federal district court in Northern California ordered that the patent case be stayed pending completion of the arbitration process. The Company intends to vigorously defend against the claims alleged by Applied Biosystems and continue to pursue its counterclaims against Applied Biosystems. However, the Company cannot be sure that it will prevail in these matters. Any unfavorable determination, and in particular any significant cash amounts required to be paid by the Company or prohibition of the sale of the Company’s products or services, could result in a material adverse effect on its business, financial condition and results of operations.

Other Agreements

     The Company is the recipient of a grant from the National Institutes of Health covering its participation in the International HapMap Project, which is a $100.0 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company could receive up to $9.1 million of funding for this project which covers basic research activities, the development of SNP assays and the genotyping to be performed on those assays. As of March 28, 2004, the Company had approximately $4.9 million of funding remaining related to this project which is expected to be received in fiscal 2004, depending on the actual amount of work that is performed by the Company.

7. Litigation Judgment

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses awarded by a jury related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. For both the three months ended March 28, 2004 and March 30, 2003, the Company recorded litigation expense of $189,000 for interest.

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

8. Effect of New Accounting Standards

     In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. The Company will be required to adopt FIN 46R at the end of the first interim reporting period ending after March 31, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 28, 2003 included in the Company’s Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

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

     In November 1999, we entered into a joint development agreement with Applied Biosystems under which the companies would jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, we were primarily responsible for developing and manufacturing the arrays and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1.25 million shares of Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide us with non-refundable research and development support of $10.0 million, all of which was provided by December 2001. Upon commercialization of the system, we would have received a share of the operating profits from the sales of all components of these systems. We had originally deferred recognition of revenue from the research funding of $10.0 million provided by Applied Biosystems, and would have recognized such amounts as revenue at a contractually defined rate of 25% of the total profit share we earned from the sales of collaboration products, had such sales occurred. As of December 28, 2003, this amount was reclassified to an advance payment from former collaborator.

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

     In December 2002, Applied Biosystems filed a complaint, then later in March 2003, amended and refiled a complaint, for a patent infringement suit against us in the federal court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay intended for use in our collaboration. Applied Biosystems seeks a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. We have answered the complaint,

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

asserting various defenses, including that we do not infringe the patents or that the patents are invalid, and asserting counterclaims against Applied Biosystems seeking declaratory judgment relief related to the patents being asserted against us, and seeking damages from Applied Biosystems for its unfair and unlawful conduct which constitutes attempted monopolization in violation of the antitrust laws.

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

          In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. In January 2004, we notified Applied Biosystems that we terminated the joint development agreement.

          In December 2003, after having granted temporary and preliminary injunctions staying the arbitration, the San Diego Superior Court directed Applied Biosystems and us to resolve the contract dispute in a binding arbitration procedure. After the Superior Court ordered the parties to the arbitration process, Applied Biosystems purported to amend its demands for arbitration to add new allegations against us (including claims of malicious prosecution, abuse of process, fraud in the inducement, interference with a prospective economic advantage, declaratory judgment that the joint development agreement had not been terminated and a new claim of breach of contract based on alleged poor quality of our arrays) and to increase its demand for cash damages to an unspecified amount in excess of $60 million. While a definitive schedule has not yet been set, an arbitrator has been selected, and we believe that the arbitration hearing could be completed as early as September 2004. We will vigorously defend against the claims alleged by Applied Biosystems but the outcome of an arbitration proceeding is inherently uncertain and we cannot be sure that we will prevail. This arbitration could result in a range of potential outcomes, based solely on the judgment and discretion of the arbitrator, including (1) the award of all damages and injunctive relief sought by Applied Biosystems; (2) the award of all damages and relief sought by us; or (3) a partial award of damages and/or injunctive relief to either party. We have not accrued for any potential losses in this case because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated. However, our financial statements include a $10.0 million advance payment from Applied Biosystems that would have been deducted from the profits otherwise payable to us from Applied Biosystems had the collaboration been successful and which could offset the impact on our consolidated results of operations of an adverse arbitration determination up to that amount. Any unfavorable arbitration determination, and in particular any significant cash amounts required to be paid by us or prohibition of the sale of our products or services, could result in a material adverse effect on our business, financial condition and results of operations.

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

          In 2003, we completed the installation of and recorded revenue for six BeadLab high-throughput SNP genotyping systems. In March 2004, we installed and recorded revenue for a seventh BeadLab system.

          In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which is expected to significantly expand market opportunities for our BeadArray technology and provide increased experimental flexibility for life science researchers;. 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004.

          In 2004, we announced the launch of new Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis while allowing researchers to expand the scale and reproducibility of large-scale biological experimentation. The whole-genome genotyping BeadChip can be scaled to unlimited levels of multiplexing without compromising data quality and will provide scientists the ability to query, in parallel, a high-value set of over 100,000 SNPs which will for the first time enable meaningful, single-chip-based disease association studies.

          We are seeking to expand our customer base for our BeadArray technology; however, we can give no assurance that our sales efforts will continue to be successful.

          A significant portion of our current revenue is derived from a few, large individual transactions such as the sale of production genotyping systems and large genotyping services contracts, including our work on the International HapMap Project. Because these transactions do not occur regularly and there is a lengthy sales cycle for such transactions, revenue of these types may not occur on a consistent or frequent basis. In addition, our total amount of revenues is subject to fluctuations in demand from seasonality impacts, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform and changes in overall spending levels in the life science industry. Given the difficulty in predicting the timing and magnitude of sales for our products, we may experience quarter-to-quarter fluctuations in revenue, resulting in the potential for a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.

          We have incurred substantial operating losses since our inception. As of March 28, 2004, our accumulated deficit was $121.4 million, and total stockholders’ equity was $44.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $9.0 million related to a termination-of-

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

Results of Operations

          To enhance comparability, the following table sets forth unaudited Consolidated Statements of Operations for the three months ended March 28, 2004 and March 30, 2003 stated as a percentage of total revenue.

	Three months ended
	March 28,	March 30,
	2004	2003
Revenue
Product revenue	83%	33%
Service revenue	10	44
Research revenue	7	23

Total revenue	100	100
Costs and expenses:
Cost of product and service revenue	26	45
Research and development	48	134
Selling, general and administrative	53	107
Amortization of deferred compensation and other stock-based compensation charges	3	20
Litigation judgment	2	4

Total costs and expenses	132	310

Loss from operations	(32)	(210)
Interest income (expense)	(5)	1

Net loss	(37)%	(209)%

Three Months Ended March 28, 2004 and March 30, 2003

Revenue

	Three months ended
	March 28,	March 30,
	2004	2003	Change
	(in thousands)
Product revenue	$8,939	$1,407	535%
Service revenue	1,150	1,867	(38)
Research revenue	714	1,002	(29)

Total revenue	$10,803	$4,276	153%

          Revenue for the three months ended March 28, 2004 and March 30, 2003 was $10.8 million and $4.3 million, respectively. Product revenue increased to $8.9 million in the first quarter of 2004 from $1.4 million in the first quarter of 2003. The increase resulted primarily from sales of consumables used on our BeadLab systems and the first sales of our BeadStation benchtop genotyping systems. In the first quarter of 2003, we had no sales of

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

BeadStation genotyping systems or consumable products. In addition, sales of oligonucleotides in the first quarter of 2004 increased over 400% as compared to the first quarter of 2003 primarily due to an increased market acceptance of our product line. SNP genotyping service revenue decreased to $1.1 million in the first quarter of 2004 from $1.9 million in the first quarter of 2003. Substantially all of this decrease relates to a large genotyping services contract which was completed in the first quarter of 2003 for a customer that subsequently purchased a BeadLab genotyping system. Government grants and other research funding decreased to $0.7 million for the three months ended March 28, 2004 from $1.0 million for the three months ended March 30, 2003 primarily due to a decrease in internal research spending for our grant from the National Institutes of Health covering our participation in the International HapMap Project.

          We have recently launched a series of new products that we began selling in 2004. These include our BeadStation system for moderate throughput genotyping needs, and two multi-sample whole genome gene expression BeadChips that are also processed on a BeadStation. Our BeadLab systems address a limited number of potential high throughput genotyping customers, and sales of these systems may decline in 2004 versus 2003. We expect the sales of the new products mentioned above to offset such decline and for overall revenues to increase above 2003 levels; however, we cannot be assured that we will be successful in these sales efforts.

Cost of Product and Service Revenue

	Three months ended
	March 28,	March 30,
	2004	2003	Change
	(in thousands)
Cost of product and service revenue	$2,802	$1,910	47%

          Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue is included in research and development expense. Cost of product and service revenue increased to $2.8 million for the three months ended March 28, 2004 from $1.9 million for the three months ended March 30, 2003 due to the significant increase in product revenue. Gross margins on product and service revenues were 72% for the three months ended March 28, 2004, compared to 42% for the three months ended March 30, 2003. This increase is due primarily to increased sales of higher margin consumable products, as well as efficiencies gained in oligo manufacturing and SNP genotyping services. We expect product mix will continue to affect our future gross margins.

Research and Development

	Three months ended
	March 28,	March 30,
	2004	2003	Change
	(in thousands)
Research and development	$5,176	$5,722	(10)%

          Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses decreased $0.5 million to $5.2 million for the three months ended March 28, 2004 from $5.7 million for the three months ended March 30, 2003.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     During the three months ended March 28, 2004, the cost of BeadArray research activities decreased $0.5 million as compared to the three months ended March 30, 2003. The decrease occurred primarily as a result of completing the development of new products launched in 2003: the BeadChip, an additional microarray platform, a gene expression application on both our Array Matrix and BeadChip platforms and a benchtop SNP genotyping system, the BeadStation, for performing moderate scale genotyping.

          Research to support our Oligator technology platform remained flat in the three months ended March 28, 2004 compared to the three months ended March 30, 2003. We expect that our research and development expenses will remain relatively flat over the next 12 months.

          Stock based compensation related to research and development employees and consultants was $0.1 million for the three months ended March 28, 2004 as compared to $0.5 million for the three months ended March 30, 2003.

Selling, General and Administrative

	Three months ended
	March 28,	March 30,
	2004	2003	Change
	(in thousands)
Selling, general and administrative	$5,738	$4,580	25%

          Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $1.1 million to $5.7 million for the three months ended March 28, 2004 from $4.6 million for the three months ended March 30, 2003. Approximately $1.0 million of the increase is due to higher sales and marketing costs, of which $0.7 million is attributable to personnel related expenses while the majority of the remaining $0.3 million is attributable to an increase in facility related expenses. These increases are primarily related to the continued expansion of our sales and marketing resources to support the direct sale of our new products, including the establishment of an additional sales operation in Singapore in the fourth quarter of 2003. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the commercialization and support of an increasing number of products.

          Stock based compensation related to selling, general and administrative employees, directors and consultants was $0.2 million for the three months ended March 28, 2004 as compared to $0.4 million for the three months ended March 30, 2003.

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Three months ended
	March 28,	March 30,
	2004	2003	Change
	(in thousands)
Amortization of deferred compensation and other stock-based compensation charges	$318	$865	(63)%

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

          We recorded amortization of deferred compensation of $0.3 million and $0.9 million for the three months ended March 28, 2004 and March 30, 2003, respectively. We expect amortization of deferred compensation to continue to decrease due to the nature of the accelerated depreciation methodology as the options near the end of their vesting period.

Litigation Judgment

	Three months ended
	March 28,	March 30,
	2004	2003	Change
	(in thousands)
Litigation judgment	$189	$189	—

          A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. For both the three months ended March 28, 2004 and March 30, 2003, the Company recorded litigation expense of $189,000 for interest.

Interest Income (expense)

	Three months ended
	March 28,	March 30,
	2004	2003
	(in thousands)
Interest income (expense)	$(511)	$30

          Interest income on our cash and cash equivalents and investments was approximately $35,000 and $0.6 million for the three months ended March 28, 2004 and March 30, 2003, respectively. The decrease is due to lower average levels of invested funds and lower effective interest rates. Interest expense was $0.5 million for the three months ended March 28, 2004 and $0.6 million for the three months ended March 30, 2003. Interest expense relates primarily to a $26.0 million fixed rate loan related to the purchase of our new facility during the first quarter of 2002.

Liquidity and Capital Resources

          As of March 28, 2004, we had cash, cash equivalents and investments (including restricted cash and investments of $100,000) of approximately $27.9 million. In addition, we had long term restricted investments of

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

$12.1 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities with average maturities of approximately 20 months.

          Our operating activities used cash of $4.7 million in the three months ended March 28, 2004, as compared to $5.0 million in the three months ended March 30, 2003. Net cash used in operating activities in the three months ended March 28, 2004 was primarily the result of a net loss from operations of $3.9 million and a $4.2 million increase in accounts receivable reduced by a $1.6 million increase in accounts payable and non-cash charges of $1.1 million for depreciation and amortization. Net cash used in operating activities in the three months ended March 29, 2003 was primarily the result of a net loss from operations of $9.0 million reduced by a $1.3 million increase in accounts payable, accrued liabilities and other liabilities, non-cash charges of $1.1 million for depreciation and amortization, non-cash charges of $0.9 million for amortization of deferred stock compensation and a $0.7 million decrease in accounts receivable.

          Our investing activities provided cash of $0.5 million in the three months ended March 28, 2004 as compared to $7.6 million in the three months ended March 30, 2003. Cash provided in investing activities in the three months ended March 28, 2004 and March 30, 2003 was due primarily to the sale or maturity of investment securities net of purchases of investment securities used to provide operating funds for our business.

          Our financing activities provided $0.5 million in the three months ended March 28, 2004 as compared to $0.2 million in the three months ended March 30, 2003. Cash provided in financing activities in the three months ended March 28, 2004 and March 30, 2003 was due primarily to proceeds from the issuance of common stock.

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

          As of March 28, 2004, we had funding remaining under existing NIH grants of approximately $5.3 million, including $4.9 million available under the International HapMap Project. All of these amounts are scheduled to be paid in 2004 and 2005, subject to the actual amount of activities we perform under these grants.

          Based on our current operating plans, we expect that our current cash and cash equivalents, investments, revenues from sales and funding from grants will be sufficient to fund our anticipated operating needs for at least 18 to 24 months. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the current time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Applied Biosystems, the successful resolution of our appeal in a termination of employment lawsuit and the need to enter into collaborations with or acquire other companies or technologies to maximize the commercialization of our products. Therefore, we may require additional funding within this time frame, which may include financing arrangements related to our land and buildings, and the additional funding, if needed, may not be available on terms that are acceptable to us, or at all. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

          On December 23, 2003, we filed a shelf registration statement that would allow us to raise up to $65 million of funding through the sale of common stock in one or more transactions. This registration statement was declared

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

effective on April 14, 2004. If market and other business conditions are favorable within the next several months, we could attempt to raise at least a portion of the funds covered by the registration statement.

Critical Accounting Policies

Revenue Recognition

          We recognize revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (SAB) No. 101. Under SAB 101, revenue cannot be recorded until all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays, assay reagents, genotyping systems and gene expression systems. Services revenue consists of revenue received for performing genotyping services. Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab genotyping system revenue is recognized when earned, which is generally upon shipment, installation, training and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. We have been awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. A portion of the revenue from this project is earned at the time the related costs are incurred while the remainder of the revenue is earned upon the delivery of genotyping data. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. All revenues are recorded net of any applicable allowances for returns or discounts.

          We received $10.0 million of non-refundable research funding from Applied Biosystems in connection with a licensing and development contract entered into in 1999. This amount was originally recorded as deferred revenue in accordance with the provisions of SAB 101 and would have been recognized as revenue at a contractually defined rate of 25% of the defined operating profit earned from sales of the products covered by the collaboration agreement, had such sales occurred. At present, we do not believe a collaboration product will be commercialized under the partnership agreement, and there are legal proceedings between the parties as more fully described above. The $10.0 million of research funding was reclassified to an advance payment from former collaborator until the legal proceedings have been resolved.

Cash & Investments

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

          We have incurred net losses since our inception and expect to continue to incur net losses. At March 28, 2004, our accumulated deficit was approximately $121.4 million, and we incurred a net loss of $3.9 million for the

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

three months ended March 28, 2004. We expect to continue to incur net losses and negative cash flow for the foreseeable future. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of our BeadLab and BeadStation SNP genotyping system and gene expression systems. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

          We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. For example, we expect Affymetrix to release a 100k SNP genotyping chip and several competitors have begun selling a single chip for whole human genome expression which may compete with our SNP genotyping service and product offerings and our gene expression product offerings. One or more of our competitors may render our technology obsolete or uneconomical. Our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

          Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Applied Biosystems has served us with an amended complaint alleging patent infringement and other third parties have or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors are likely to assert that our products infringe on their intellectual property as part of a business strategy to impede our successful entry into these markets. In addition, third parties have or may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

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

          Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the filing, prosecution and enforcement of patent claims, the success of our legal proceedings with Applied Biosystems, the appeal of a wrongful termination lawsuit and the need to enter into collaborations with or acquire other companies or technologies to maximize the commercialization of our products. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least 18 to 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding within this time frame, which may include financing arrangements related to our land and buildings. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

          We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.7 million unused and available as of March 28, 2004. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

          Approximately 69% of our first quarter 2004 revenues were derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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

          A significant portion of our current revenue is derived from a few large, individual transactions such as the sale of production genotyping systems and large genotyping services contracts, including our work on the International HapMap Project. Because these transactions do not occur regularly and there is a lengthy sales cycle for such transactions, revenue of these types may not occur on a consistent or frequent basis. In addition, our total amount of revenues is subject to fluctuations in demand from seasonality impacts, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform and changes in overall spending levels in the life sciences industry. Given the difficulty in predicting the timing and magnitude of

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

sales for our products, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

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

          Our equipment financings, amounting to $0.2 million as of March 28, 2004, are all at fixed rates and therefore, have no exposure to changes in interest rates. In January 2002, we assumed a $26.0 million mortgage in connection with the purchase of a new facility and related land. The interest rate on this loan is fixed for a 10-year period and consequently there is no exposure to increasing market interest rates.

          We are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity. Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and have historically not been material. Nonetheless, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive income component of stockholders’ equity reported by us, and such effect in the accounts of our foreign subsidiaries may become material in a reporting period.

Item 4. Controls and Procedures

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

          We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of March 28, 2004. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding, we have designed our internal control system with a level of controls that we believe will prevent material errors in our consolidated financial statements.

          The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls during the first quarter of 2004.

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

          In December 2002, Applied Biosystems Group filed a complaint, then later in March 2003, amended and refiled a complaint, for a patent infringement suit against us in the federal court in Northern California asserting infringement of several patents related to an Applied Biosystems’ assay intended for use in our collaboration. Applied Biosystems seeks a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. We have answered the complaint, asserting various defenses, including that we do not infringe the patents or that the patents are invalid, and asserting counterclaims against Applied Biosystems seeking declaratory judgment relief related to the patents being asserted against us, and seeking damages from Applied Biosystems for its unfair and unlawful conduct which constitutes attempted monopolization in violation of the antitrust laws.

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

          In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. In January 2004, we notified Applied Biosystems that we terminated the joint development agreement.

          In December 2003, after having granted temporary and preliminary injunctions staying the arbitration, the San Diego Superior Court directed Applied Biosystems and us to resolve the contract dispute in a binding arbitration procedure. After the Superior Court ordered the parties to the arbitration process, Applied Biosystems purported to amend its demands for arbitration to add new allegations against us (including claims of malicious prosecution, abuse of process, fraud in the inducement, interference with a prospective economic advantage, declaratory judgment that the joint development agreement had not been terminated and a new claim of breach of contract based on alleged poor quality of our arrays) and to increase its demand for cash damages to an unspecified amount in excess of $60 million. While a definitive schedule has not yet been set, an arbitrator has been selected, and we believe that the arbitration hearing could be completed as early as September 2004. We will vigorously defend against the claims alleged by Applied Biosystems but the outcome of an arbitration proceeding is inherently uncertain and we cannot be sure that we will prevail. This arbitration could result in a range of potential outcomes, based solely on the judgment and discretion of the arbitrator, including (1) the award of all damages and injunctive relief sought by Applied Biosystems; (2) the award of all damages and relief sought by us; or (3) a partial award of damages and/or injunctive relief to either party. We have not accrued for any potential losses in this case because we believe that an adverse determination is not probable, and potential losses cannot be reasonably estimated. However, our financial statements include a $10.0 million advance payment from Applied Biosystems that would have been deducted from the profits otherwise payable to us from Applied Biosystems had the collaboration been successful and which could offset the impact on our consolidated results of operations of an adverse arbitration determination up to that amount. Any unfavorable arbitration determination, and in particular any significant cash amounts required to be paid by the Company or prohibition of the sale of our products or services, could result in a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

          On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through March 28, 2004, we have used approximately $18.8 million to purchase property, plant and equipment and approximately $42.5 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
31	Section 302 certification.

32	Section 906 certification.

(b) Reports on Form 8-K

          Report on Form 8-K filed on January 27, 2004 for press release dated January 27, 2004 announcing Illumina, Inc.’s financial results for the three months and year ended December 28, 2003.

          Report on Form 8-K filed on April 20, 2004 for press release dated April 20, 2004 announcing Illumina, Inc.’s financial results for the three months ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.

(Registrant)

Date: May 4, 2004	/s/ Timothy Kish

Timothy Kish
Vice President and Chief Financial Officer