Form 10-Q
period 2004-06-27
ILLUMINA INC
filed 2004-08-06
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 27, 2004

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________

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

Yes (X)            No    (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes (X)            No    (  )

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	37,758,763 Shares
Class	Outstanding at June 27, 2004

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.
Condensed Consolidated Balance Sheets

	June 27,	December 28,
	2004	2003
	(unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,010	$12,465
Investments, available for sale	—	20,317
Restricted cash and investments	12,169	100
Accounts receivable, net	9,933	4,549
Interest receivable	—	249
Inventory, net	2,770	2,022
Prepaid expenses and other current assets	386	716

Total current assets	79,268	40,418
Property and equipment, net	45,129	45,777
Long-term restricted investments	—	12,191
Intangible and other assets, net	904	848

Total assets	$125,301	$99,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,119	$7,570
Litigation judgment	9,036	—
Current portion of long-term debt	388	366
Current portion of equipment financing	—	253

Total current liabilities	20,543	8,189
Long-term debt, less current portion	24,792	24,999
Advance payment from former collaborator	10,000	10,000
Litigation judgment	—	8,658
Other long-term liabilities	265	—
Commitments
Stockholders’ equity	69,701	47,388

Total liabilities and stockholders’ equity	$125,301	$99,234

Note: The Balance Sheet at December 28, 2003 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenue
Product revenue	$9,045	$2,727	$17,984	$4,134
Service revenue	1,815	1,463	2,965	3,330
Research revenue	626	579	1,340	1,581

Total revenue	11,486	4,769	22,289	9,045
Costs and expenses:
Cost of product and service revenue	3,067	2,026	5,869	3,936
Research and development	5,320	6,222	10,496	11,944
Selling, general and administrative	5,993	4,140	11,731	8,720
Amortization of deferred compensation and other stock based compensation charges	250	684	568	1,549
Litigation judgment	189	189	378	378

Total costs and expenses	14,819	13,261	29,042	26,527

Loss from operations	(3,333)	(8,492)	(6,753)	(17,482)
Interest expense, net	(183)	(100)	(694)	(70)

Net loss	$(3,516)	$(8,592)	$(7,447)	$(17,552)

Net loss per share, basic and diluted	$(0.10)	$(0.27)	$(0.22)	$(0.55)

Shares used in calculating net loss per share, basic and diluted	34,960	31,808	33,754	31,696

The composition of stock-based compensation is as follows:
Research and development	$108	$379	$247	$874
Selling, general and administrative	142	305	321	675

	$250	$684	$568	$1,549

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 27,	June 29,
	2004	2003
	(In thousands)
Operating activities:
Net loss	$(7,447)	$(17,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,168	2,268
Amortization of premium on investments	369	249
Amortization of deferred compensation and other stock-based compensation charges	568	1,549
Changes in operating assets and liabilities:
Accounts receivable	(5,397)	623
Interest receivable	249	159
Inventory	(748)	(235)
Prepaid expenses and other current assets	331	181
Deferred revenue	—	(9)
Other assets	(129)	(185)
Accounts payable, accrued liabilities and other liabilities	3,800	592
Litigation judgment	378	228

Net cash used in operating activities	(5,858)	(12,132)

Investing activities:
Purchase of investment securities	(6,603)	(1,940)
Sales and maturities of investment securities	26,348	19,668
Purchase of property and equipment	(1,446)	(1,198)
Acquisition of intangible assets	—	(16)

Net cash provided by investing activities	18,299	16,514

Financing activities:
Payments on long-term debt	(207)	(177)
Payments on equipment financing	(231)	(163)
Proceeds from issuance of common stock	29,478	395
Repurchase of unvested common stock	—	(8)

Net cash provided by financing activities	29,040	47

Effect of exchange rate changes on cash	64	—

Net increase in cash and cash equivalents	41,545	4,429
Cash and cash equivalents at beginning of period	12,465	2,037

Cash and cash equivalents at end of period	$54,010	$6,466

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

     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The cost of securities sold is determined based on the specific identification method. The Company invests its excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type.

     Restricted cash and investments consist of corporate debt securities that are used as collateral against a letter of credit (see Note 7) and $100,000 in a money market fund for a bond deposit with the San Diego Superior Court related to the Applied Biosystems litigation (see Note 6).

Stock-Based Compensation

     At June 27, 2004, the Company had three stock-based employee and non-employee director compensation plans, which are described more fully in the Company’s 2003 Annual Report on Form 10-K. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted prior to the Company’s initial public offering with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 28.

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

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Weighted average risk-free interest rate	3.67%	2.57%	3.11%	2.94%
Expected dividend yield	0%	0%	0%	0%
Weighted average volatility	96%	104%	98%	103%
Estimated life	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$5.10	$1.68	$5.81	$2.11

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands except per share amounts):

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(In thousands)
Net loss, as reported	$(3,516)	$(8,592)	$(7,447)	$(17,552)
Add: Stock-based compensation expense recorded	250	684	568	1,549
Less: Assumed stock compensation expense	(2,313)	(2,129)	(4,653)	(4,283)

Pro forma net loss	$(5,579)	$(10,037)	$(11,532)	$(20,286)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.27)	$(0.22)	$(0.55)

Pro forma	$(0.16)	$(0.32)	$(0.34)	$(0.64)

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

Net Loss per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share because the Company reported a net loss and therefore the inclusion of weighted average shares of common stock issuable upon the exercise of stock options would be antidilutive.

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(In thousands)
Weighted-average shares outstanding	35,366	32,676	34,212	32,638
Less: Weighted-average shares of common stock subject to repurchase	(406)	(868)	(458)	(942)

Weighted-average shares used in calculating net loss per share, basic and diluted	34,960	31,808	33,754	31,696

Comprehensive Income (Loss)

     SFAS No. 130, Comprehensive Income, establishes rules for the reporting and disclosure of comprehensive income and its components. SFAS No. 130 requires the change in net unrealized gains or losses on marketable securities to be included in comprehensive income. As adjusted, our comprehensive loss is as follows (in thousands):

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
		(In thousands)
Net loss	$(3,516)	$(8,592)	$(7,447)	$(17,552)
Foreign currency translation adjustment	(4)	—	40	—
Unrealized loss on investments	(550)	(72)	(325)	(225)

Comprehensive net loss	$(4,070)	$(8,664)	$(7,732)	$(17,777)

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

3. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. The components of net inventories are as follows:

	June 27, 2004	December 28, 2003
	(In thousands)
	$1,345	$829
Raw materials	1,195	931
Work in process	230	262
Finished goods	—	—

	$2,770	$2,022

4. Warranties

     The Company generally provides a one year warranty on genotyping systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with genotyping system sales. This expense is recorded as a component of cost of revenue.

     Changes in the Company’s warranty liability during the six months ended June 27, 2004 are as follows (in thousands):

Balance at December 28, 2003	$230
Additions charged to cost of revenue	348
Repairs and replacements	(90)

Balance at June 27, 2004	$488

5. Commitments and Long-Term Debt

     In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company is required to make monthly payments of $208,974 representing interest and principal through February 2012, at which time a balloon payment of $21.2 million will be due. On June 18, 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale is subject to certain closing conditions, including

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

the closing of the initial public offering of common stock of the buyer. There can be no assurances that these conditions will be satisfied in a timely manner or at all.

     The Company leases office space under non-cancelable operating leases that expire at various times through December 2006. These leases contain renewal options ranging from 2 to 3 years.

6. Collaborative Agreements

Applied Biosystems Group (part of Applera Corporation)

     In November 1999, the Company entered into a joint development agreement with Applied Biosystems Group (“Applied Biosystems”) under which the companies would jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, the Company was primarily responsible for developing and manufacturing the arrays and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1,250,000 shares of the Company’s Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide the Company with non-refundable research and development support of $10.0 million, all of which was provided by December 2001. Upon commercialization of the system, the Company would have received a share of the operating profits resulting from the sale of all components of these systems. The Company had originally deferred recognition of revenue from the research funding of $10.0 million provided by Applied Biosystems, and would have recognized such amounts as revenue at a contractually defined rate of 25% of the total profit share the Company earned from the sales of collaboration products, had such sales occurred. As of December 28, 2003 this amount was reclassified to an advance payment from former collaborator.

     In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. The Company does not believe that Applied Biosystems has any intention of continuing to develop a collaboration product with the Company, and Applied Biosystems has launched a competing product. As a result of the delay in developing the collaboration product, the Company launched its own production scale genotyping system in July 2002 utilizing the Company’s arrays and an independently developed scanner and assay method.

     In December 2002, Applied Biosystems filed a complaint, and later amended and refiled a complaint in March 2003, for a patent infringement suit against the Company in the federal court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay intended for use in the collaboration. Applied Biosystems seeks a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining the Company from the alleged infringement. The Company has answered the complaint, asserting various defenses, including that it does not infringe the patents or that the patents are invalid, and asserting counterclaims against Applied Biosystems seeking declaratory judgment relief related to the patents being asserted against it, and seeking damages from Applied Biosystems for its alleged unfair and unlawful conduct which constitutes attempted monopolization in violation of the antitrust laws. This action is currently stayed pending the outcome of an arbitration proceeding between the parties.

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

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of the joint development agreement sought by Applied Biosystems. In January 2004, the Company notified Applied Biosystems that it was terminating the joint development agreement.

     In December 2003, after having granted temporary and preliminary injunctions staying the arbitration, the San Diego Superior Court directed Applied Biosystems and the Company to resolve the contract dispute in a binding arbitration procedure. After the Superior Court ordered the parties to the arbitration process, Applied Biosystems purported to amend its demands for arbitration to add new allegations against the Company (including claims of malicious prosecution, abuse of process, fraud in the inducement, interference with a prospective economic advantage, declaratory judgment that the joint development agreement had not been terminated and a new claim of breach of contract based on alleged poor quality of the Company’s arrays) and to increase its demand for cash damages to an unspecified amount in excess of $60 million. An arbitrator has been selected, and the arbitration hearing is currently scheduled to be completed in December 2004, with a written decision from the arbitrator expected in early 2005.

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

     The Company is in the early stages of proceedings in the patent case brought by Applied Biosystems. In February 2004, the federal district court in Northern California ordered that the patent case be stayed pending completion of the arbitration process. The Company intends to vigorously defend against the claims alleged by Applied Biosystems and continue to pursue its counterclaims against Applied Biosystems. However, the Company cannot be sure that it will prevail in these matters. Any unfavorable determination, and in particular any significant cash amounts required to be paid by the Company or prohibition of the sale of the Company’s products or services, could result in a material adverse effect on its business, financial condition and results of operations.

Other Agreements

     The Company is the recipient of a grant from the National Institutes of Health covering its participation in the International HapMap Project, which is a $100.0 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company could receive up to $9.1 million of funding for this project which covers basic research activities, the development of SNP assays and the genotyping to be performed on those assays. As of June 27, 2004, the Company had approximately $3.8 million of funding remaining related to this project which is expected to be received in fiscal 2004 and 2005, depending on the actual amount of work that is performed by the Company.

7. Litigation Judgment

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses awarded by a jury related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. For each of the three and six months ended June 27, 2004 and June 29, 2003, the Company recorded litigation expense of $189,000 and $378,000 for interest.

     As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, the Company is required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for general corporate purposes until the appeal process is completed. An oral argument before the appeals court is expected to occur in the third quarter of 2004, and if a judgment is due, the Company expects payment will occur within 12 months.

8. Subsequent Events

     In July 2004, Affymetrix, Inc. (“Affymetrix”) filed a complaint in the U.S. District Court for the District of Delaware alleging that certain of the Company’s products infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. The Company has not yet responded to this complaint but believes it has meritorious defenses against each of the patents alleged by Affymetrix and intends to vigorously defend itself against this suit. However, the Company cannot be sure it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of the Company’s products and services, could result in a material adverse effect on its business, financial condition and results of operations.

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

     In November 1999, we entered into a joint development agreement with Applied Biosystems under which the companies would jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. Under this agreement, we were primarily responsible for developing and manufacturing the arrays and Applied Biosystems was primarily responsible for developing and manufacturing the instruments, SNP assay reagents, and software and for marketing the system worldwide. In conjunction with the agreement, Applied Biosystems purchased 1.25 million shares of our Series C convertible preferred stock at $4.00 per share. In addition, Applied Biosystems agreed to provide us with non-refundable research and development support of $10.0 million, all of which was provided by December 2001. Upon commercialization of the system, we would have received a share of the operating profits from the sales of all components of these systems. We had originally deferred recognition of revenue from the research funding of $10.0 million provided by Applied Biosystems, and would have recognized such amounts as revenue at a contractually defined rate of 25% of the total profit share we earned from the sales of collaboration products, had such sales occurred. As of December 28, 2003, this amount was reclassified to an advance payment from former collaborator.

     In July 2002, Applied Biosystems indicated that the planned mid-2002 launch of this genotyping system would be delayed a second time. This delay was related to Applied Biosystems’ inability to optimize and multiplex the SNP assay reagents. We do not believe that Applied Biosystems has any intention of continuing to develop a collaboration product with us, and it has launched a competing product. As a result of the delay in developing the collaboration product, we launched our own production-scale genotyping system in July 2002 utilizing our arrays and an independently developed scanner and assay method.

     In December 2002, Applied Biosystems filed a complaint, and later amended and refiled a complaint in March 2003, for a patent infringement suit against us in the federal court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay intended for use in our collaboration. Applied Biosystems seeks a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. We have answered

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

the complaint, asserting various defenses, including that we do not infringe the patents or that the patents are invalid, and asserting counterclaims against Applied Biosystems seeking declaratory judgment relief related to the patents being asserted against us, and seeking damages from Applied Biosystems for its alleged unfair and unlawful conduct which constitutes attempted monopolization in violation of the antitrust laws. This action is currently stayed pending the outcome of an arbitration proceeding between the parties.

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

     In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. In January 2004, we notified Applied Biosystems that we were terminating the joint development agreement.

     In December 2003, after having granted temporary and preliminary injunctions staying the arbitration, the San Diego Superior Court directed Applied Biosystems and us to resolve the contract dispute in a binding arbitration procedure. After the Superior Court ordered the parties to the arbitration process, Applied Biosystems purported to amend its demands for arbitration to add new allegations against us (including claims of malicious prosecution, abuse of process, fraud in the inducement, interference with a prospective economic advantage, declaratory judgment that the joint development agreement had not been terminated and a new claim of breach of contract based on alleged poor quality of our arrays) and to increase its demand for cash damages to an unspecified amount in excess of $60 million. An arbitrator has been selected, and the arbitration hearing is currently scheduled to be completed in December 2004, with a written decision from the arbitrator expected in early 2005.

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

     We are in the early stages of proceedings in the patent case brought by Applied Biosystems. In February 2004, the federal district court in Northern California ordered that the patent case be stayed pending completion of the arbitration process. We intend to vigorously defend against the claims alleged by Applied Biosystems and continue to pursue our counterclaims against Applied Biosystems. However, we cannot be sure that we will prevail in these matters. Any unfavorable determination, and in particular any significant cash amounts required to be paid by us or prohibition of the sale of our products or services, could result in a material adverse effect on our business, financial condition and results of operations.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     In July 2004, Affymetrix filed a complaint in the U.S. District Court for the District of Delaware alleging that certain of our products infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. We have not yet responded to this complaint but believe we have meritorious defenses against each of the patents alleged by Affymetrix and intend to vigorously defend ourselves against this suit. However, we cannot be sure we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.

     We expect to devote substantial financial and managerial resources to protect our intellectual property rights and to defend against the claims described above as well as any future claims asserted against us.

     In the first quarter of 2001, we began commercial sale of short pieces of DNA, or oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, which has allowed us to market our oligonucleotides under a price leadership strategy while still achieving attractive gross margins. In the second quarter of 2001, we initiated our SNP genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping services contracts with many of the leading genotyping organizations, including GlaxoSmithKline and The Sanger Centre, and have been awarded $9.1 million from the National Institutes of Health to play a major role in the International HapMap Project.

     Our production-scale genotyping system, BeadLab, is based on the system we developed that has been operational in our genotyping service product line since 2001. In addition to our Sentrix Array Matrices, it includes the BeadArray Reader, a proprietary scanner that uses a laser to read the results of experiments captured on our arrays, as well as the GoldenGate SNP genotyping assay which can analyze up to 1536 SNPs per DNA sample. This system is being marketed to a small number of high throughput genotyping users.

     In 2003, we completed the installation of and recorded revenue for six BeadLab high-throughput SNP genotyping systems. In the six months ended June 27, 2004, we installed and recorded revenue for two additional BeadLab systems and signed an agreement to sell one additional BeadLab system.

     In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which is expected to significantly expand market opportunities for our BeadArray technology and provide increased experimental flexibility for life science researchers;. 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and as of June 27, 2004, we have sold 15 BeadStations.

     In 2004, we announced the launch of new Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis while allowing researchers to expand the scale and reproducibility of large-scale biological experimentation. The whole-genome genotyping BeadChip can be scaled to unlimited levels of multiplexing without compromising data quality and will provide scientists the ability to query, in parallel, a high-value set of over 100,000 SNPs. In 2004, we also announced two new lower complexity Sentrix arrays designed for researchers who want to take advantage of our technology, but whose projects require fewer SNPs per sample than the number utilized on our standard 1536-plex array products.

     We are seeking to expand our customer base for our BeadArray technology; however, we can give no assurance that our sales efforts will continue to be successful.

     A significant portion of our revenue is derived from a few, large individual transactions such as the sale of BeadLab production genotyping systems and large genotyping services contracts, including our work on the

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

International HapMap Project. Because these transactions may not occur regularly and there is a lengthy sales cycle for such transactions, revenue of these types may not occur on a consistent or frequent basis. In addition, our total amount of revenues is subject to fluctuations in demand from seasonality impacts, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform and changes in overall spending levels in the life science industry. Given the difficulty in predicting the timing and magnitude of sales for our products, we may experience quarter-to-quarter fluctuations in revenue, resulting in the potential for a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.

     We have incurred substantial operating losses since our inception. As of June 27, 2004, our accumulated deficit was $124.9 million, and total stockholders’ equity was $69.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $9.2 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

Results of Operations

     To enhance comparability, the following table sets forth unaudited Consolidated Statements of Operations for the three and six months ended June 27, 2004 and June 29, 2003 stated as a percentage of total revenue.

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenue
Product revenue	79%	57%	81%	46%
Service revenue	16	31	13	37
Research revenue	5	12	6	17

Total revenue	100	100	100	100
Costs and expenses:
Cost of product and service revenue	27	42	26	44
Research and development	46	131	47	132
Selling, general and administrative	52	87	52	96
Amortization of deferred compensation and other stock-based compensation charges	2	14	3	17
Litigation judgment	2	4	2	4

Total costs and expenses	129	278	130	293

Loss from operations	(29)	(178)	(30)	(193)
Interest income (expense)	(2)	(2)	(3)	(1)

Net loss	(31)%	(180)%	(33)%	(194)%

Three and Six Months Ended June 27, 2004 and June 29, 2003

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Revenue

	Three months ended			Six months ended
	June 27, 2004	June 29, 2003	Change	June 27, 2004	June 29, 2003	Change
	(in thousands)			(in thousands)
Product revenue	$9,045	$2,727	$6,318	$17,984	$4,134	$13,850
Service revenue	1,815	1,463	352	2,965	3,330	(365)
Research revenue	626	579	47	1,340	1,581	(241)

Total revenue	$11,486	$4,769	$6,717	$22,289	$9,045	$13,244

     Revenue for the three and six months ended June 27, 2004 was $11.5 million and $22.3 million, respectively, increasing $6.7 million from $4.8 million in the three month period ended June 27, 2004 and increasing $13.2 million from $9.1 million in the six month period ended June 27, 2004.

     Product revenue increased to $9.1 million and $18.0 million, respectively, for the three and six months ended June 27, 2004 from $2.7 million and $4.1 million, respectively, for the three and six months ended June 29, 2003. The increase in the second quarter of 2004 resulted almost entirely from sales of consumables used on our BeadLab systems and sales of our BeadStation benchtop genotyping systems. In 2003, we had no sales of BeadStation genotyping systems and we only began selling consumable products in May 2003. The increase for the six month period ending June 27, 2004 was primarily due to higher sales of BeadStation systems and consumables while oligo sales doubled over the prior period.

     SNP genotyping service revenue increased to $1.8 million from $1.5 million for the three months ended June 27, 2004 and June 29, 2003, respectively, primarily due to increased revenue related to the International HapMap Project in the second quarter of 2004. SNP genotyping service revenue decreased to $3.0 million from $3.3 million for the six months ended June 27, 2004 and June 29, 2003, respectively, due primarily to a lower level of third party services contracts completed during the 2004 period.

     Government grants and other research funding remained flat at $0.6 million for both the three months ended June 27, 2004 and June 29, 2003 and decreased to $1.3 million from $1.6 million for the six months ended June 27, 2004 and June 29, 2003, respectively, primarily due to a decrease in internal research spending for our grant from the National Institutes of Health covering our participation in the International HapMap Project.

     We have recently begun shipment of our BeadStation system for moderate throughput genotyping needs, and have announced two multi-sample whole genome gene expression BeadChips that can be read on both BeadStations and BeadLabs. Our BeadLab systems address a limited number of potential high throughput genotyping customers, and sales of these systems may decline in 2004 versus 2003. We expect the sales of the new products mentioned above to offset such decline and for overall revenues to increase above 2003 levels.

Cost of Product and Service Revenue

	Three months ended			Six months ended
	June 27, 2004	June 29, 2003	Change	June 27, 2004	June 29, 2003	Change
	(in thousands)			(in thousands)
Cost of product and service revenue	$3,067	$2,026	$1,041	$5,869	$3,936	$1,933

     Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue is included in research and development expense. Cost of product and service revenue increased to $3.1 million and $5.9 million, respectively, for the three and six months ended June 27, 2004 from $2.0 million and $3.9 million, respectively, for the three and six months ended June 29, 2003, due to the significant increase in product

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

revenue. Gross margins on product and service revenues were 72% for both the three and six months ended June 27, 2004, compared to 52% and 47%, respectively, for the three and six months ended June 29, 2003. This increase is due primarily to increased sales of higher margin consumable products, as well as efficiencies gained in oligo manufacturing and SNP genotyping services. We expect the increased amount of consumable sales in our 2004 product mix, as compared to our 2003 product mix, will continue to favorably affect our gross margins as compared with 2003. However, we expect our market will become increasingly price competitive, and over the longer term, our margins may decline.

Research and Development

	Three months ended			Six months ended
	June 27, 2004	June 29, 2003	Change	June 27, 2004	June 29, 2003	Change
	(in thousands)			(in thousands)
Research and development	$5,320	$6,222	$(902)	$10,496	$11,944	$(1,448)

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses decreased to $5.3 million and $10.5 million, respectively, for the three and six months ended June 27, 2004 from $6.2 million and $11.9 million, respectively, for the three and six months ended June 29, 2003.

     During the three and six months ended June 27, 2004, the cost of BeadArray research activities decreased $0.4 million and $0.9 million, respectively, as compared to the three and six months ended June 29, 2003. The decrease occurred primarily as a result of completing the development of new products launched in 2003: the BeadChip, an additional microarray platform, a gene expression application on both our Array Matrix and BeadChip platforms and a benchtop SNP genotyping system, the BeadStation. Research to support our Oligator technology platform decreased $0.5 million in both the three and six months ended June 27, 2004 compared to the three and six months ended June 29, 2003. In the second quarter of 2003, we implemented additional Oligator manufacturing and software enhancements to expand capacity, increase throughput, and further reduce operating costs. In addition, as we increase our product sales, a smaller portion of our manufacturing resources are now used to support research efforts as compared to the same periods in 2003. We expect that our research and development expenses will remain relatively flat over the next 12 months.

     Stock based compensation related to research and development employees and consultants was $0.1 million and $0.2 million for the three and six months ended June 27, 2004 as compared to $0.4 million and $0.9 million for the three and six months ended June 29, 2003.

Selling, General and Administrative

	Three months ended			Six months ended
	June 27, 2004	June 29, 2003	Change	June 27, 2004	June 29, 2003	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$5,993	$4,140	$1,853	$11,731	$8,720	$3,011

     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $1.9 million to $6.0 million for the three months ended June 27, 2004 from $4.1 million for the three months ended June

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

29, 2003. Approximately $1.1 million of the increase is due to higher sales and marketing costs, of which $0.8 million is attributable to personnel related expenses and $0.2 million is attributable to an increase in facility related expenses. Approximately $0.7 million of the increase in selling, general and administrative expenses is related to general and administrative costs. Legal expenses increased $0.5 million in the three months ended June 27, 2004 as compared to the three months ended June 29, 2003, and the majority of the remaining $0.2 million is attributable to expenses associated with our international expansion.

     Selling, general and administrative expenses increased $3.0 million to $11.7 million for the six months ended June 27, 2004 from $8.7 million for the six months ended June 29, 2003. Approximately $2.1 million of the increase is due to higher sales and marketing costs, of which $1.6 million is attributable to personnel related expenses and $0.3 million is attributable to an increase in facility related expenses. Approximately $0.8 million of the increase in selling, general and administrative expenses is related to general and administrative costs. Legal expenses increased $0.5 million in the six months ended June 27, 2004 as compared to the six months ended June 29, 2003, and the majority of the remaining $0.3 million is attributable to expenses associated with our international expansion. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the commercialization and support of an increasing number of products.

     Stock based compensation related to selling, general and administrative employees, directors and consultants was $0.1 million and $0.3 million for the three and six months ended June 27, 2004 as compared to $0.3 million and $0.7 million for the three and six months ended June 29, 2003.

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Three months ended			Six months ended
	June 27, 2004	June 29, 2003	Change	June 27, 2004	June 29, 2003	Change
	(in thousands)			(in thousands)
Amortization of deferred compensation and other stock-based compensation charges	$250	$684	$(434)	$568	$1,549	$(981)

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

     We recorded amortization of deferred compensation of $0.3 million and $0.6 million, respectively, for the three and six months ended June 27, 2004 and $0.7 million and $1.5 million, respectively, for the three and six months ended June 29, 2003. We expect amortization of deferred compensation to continue to decrease due to the nature of the accelerated depreciation methodology as the options near the end of their vesting period.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Litigation Judgment

	Three months ended			Six months ended
	June 27, 2004	June 29, 2003	Change	June 27, 2004	June 29, 2003	Change
	(in thousands)			(in thousands)
Litigation judgment	$189	$189	$0	$378	$378	$0

     A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. For both the three and six months ended June 27, 2004 and June 29, 2003, the Company recorded litigation expense of $189,000 and $378,000, respectively, for interest.

Interest Expense, net

	Three months ended			Six months ended
	June 27, 2004	June 29, 2003	Change	June 27, 2004	June 29, 2003	Change
	(in thousands)			(in thousands)
Interest expense, net	$(183)	$(100)	$(83)	$(694)	$(70)	$(624)

     Interest income on our cash and cash equivalents and investments was approximately $0.4 million and $0.5 million, respectively, for the three and six months ended June 27, 2004 as compared to $0.4 million and $1.0 million, respectively, for the three and six months ended June 29, 2003. The decrease is due to lower average levels of invested funds and lower effective interest rates, offset by realized gains in the second quarter of 2004. Interest expense was $0.6 million and $1.2 million, respectively, for the three and six months ended June 27, 2004 and $0.5 million and $1.1 million, respectively, for the three and six months ended June 29, 2003. Interest expense relates primarily to a $26.0 million fixed rate loan related to the purchase of our new facility during the first quarter of 2002.

Liquidity and Capital Resources

     As of June 27, 2004, we had cash, cash equivalents and investments (including restricted cash and investments of $12.1 million) of approximately $66.2 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities, with strong credit ratings or short maturity mutual funds providing similar financial returns.

     Our operating activities used cash of $5.9 million in the six months ended June 27, 2004, as compared to $12.1 million in the six months ended June 29, 2003. Net cash used in operating activities in the six months ended June 27, 2004 was primarily the result of a net loss from operations of $7.5 million and a $5.4 million increase in accounts receivable reduced by a $3.8 million increase in accounts payable, accrued liabilities and other liabilities and non-cash charges of $2.2 million for depreciation and amortization. Net cash used in operating activities in the six months ended June 29, 2003 was primarily the result of a net loss from operations of $17.6 million reduced by non-cash charges of $2.3 million for depreciation and amortization, non-cash charges of $1.5 million for amortization of deferred stock compensation, a $0.6 million decrease in accounts receivable and a $0.6 million increase in accounts payable, accrued liabilities and other liabilities.

     Our investing activities provided cash of $18.3 million in the six months ended June 27, 2004 as compared to $16.5 million in the six months ended June 29, 2003. Cash provided in investing activities in the six months

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

ended June 27, 2004 and June 29, 2003 was due primarily to the sale or maturity of investment securities net of purchases of investment securities used to provide operating funds for our business.

     Our financing activities provided $29.0 million in the six months ended June 27, 2004 as compared to approximately $47,000 in the six months ended June 29, 2003. Cash provided in financing activities in the six months ended June 27, 2004 and June 29, 2003 was due primarily to proceeds from the issuance of common stock, including $28.7 million of net proceeds from the sale of approximately 4.6 million shares of our common stock in May 2004.

     In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. As a result of our decision to appeal the ruling, we filed a surety bond with the court on October 25, 2002 of 1.5 times the judgment amount, or approximately $11.3 million. Under the terms of the bond, we are required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, we were required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for corporate purposes until the appeal process is completed. If a judgment is due, we expect payment will occur within 12 months.

     As of June 27, 2004, we had funding remaining under existing NIH grants of approximately $4.7 million, including $3.8 million available under the International HapMap Project. All of these amounts are expected to be paid in 2004 and 2005, subject to the actual amount of activities we perform under these grants.

     Based on our current operating plans, we expect that our current cash and cash equivalents, investments, revenues from sales and funding from grants will be sufficient to fund our anticipated operating needs for at least 24 months. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the current time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Applied Biosystems, the successful resolution of our appeal in a termination-of-employment lawsuit and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding within this time frame, which may include financing arrangements related to our land and buildings. For example, we recently entered into a conditional agreement to sell our land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale is subject to certain closing conditions, including the closing of the initial public offering of the buyer. There can be no assurances that these conditions will be satisfied in a timely manner or at all. If the sale is successfully consummated, it would provide us approximately $16.0 million of additional cash after repayment of the existing mortgage. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

     On December 23, 2003, we filed a shelf registration statement that would allow us to raise up to $65 million of funding through the sale of common stock in one or more transactions. On May 14, 2004, we raised approximately $28.7 million, net of offering expenses, through the sale of our common stock under this shelf registration statement. We currently do not have plans to raise additional funds under this registration statement.

Critical Accounting Policies

Revenue Recognition

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

Cash & Investments

     We invest our excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds holding such securities. We classify our investments as “Available-for-Sale” under SFAS 115 and record such investments at the estimated fair value in the balance sheet, with gains and losses, if any, reported in stockholders’ equity. We periodically review our investments for other than temporary impairment.

Factors Affecting Our Operating Results

     Our business is subject to various risks, including those described below. In addition to the other information included in this Form 10-Q, the following issues could adversely affect our operating results or our stock price.

We have generated only a small amount of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

     We have incurred net losses since our inception and expect to continue to incur net losses at least through the end of 2004. At June 27, 2004, our accumulated deficit was approximately $124.9 million, and we incurred a net loss of $7.5 million for the six months ended June 27, 2004. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are an early stage company with a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.

     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. Sales of our genotyping and gene expression systems only began in 2003, and some of our other technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale. Problems frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Applied Biosystems has served us with an amended complaint alleging patent infringement, Affymetrix has filed a complaint against us alleging infringement of six of its patents, and other third parties have or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties have or may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

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

     In April 2003, Applied Biosystems served us with an amended complaint alleging patent infringement, asserting that our genotyping products infringe several patents owned by Applied Biosystems, and in July 2004, Affymetrix filed a complaint alleging that our products infringe six of its patents. Others may challenge or invalidate our patents or claim that we infringe the rights of third party patents. However, we are not aware of any other such parties that currently intend to pursue patent infringement claims against us. Also, our patents may fail to provide us with any competitive advantage. We may need to initiate additional lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace.

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

We have limited experience in manufacturing commercial products.

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We have only recently begun manufacturing products on a commercial scale and, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to sell these products, or to produce them economically, may prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

Our sales, marketing and technical support organization may limit our ability to sell our products.

     We currently have fewer resources available for sales and marketing and technical support services as compared to our primary competitors and have only recently established a small direct sales force and customer support team. In order to effectively commercialize our genotyping and gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies, that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability. If we cannot continuously develop and commercialize new products, our revenues may not grow as intended.

     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, Affymetrix recently released a 100k SNP genotyping chip and several competitors have begun selling a single chip for whole human genome expression which may compete with our SNP genotyping service and product offerings and our gene expression product offerings. One or more of our competitors may render our technology obsolete or uneconomical. Our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

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

     Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the filing, prosecution and enforcement of patent claims, the success of our legal proceedings with Applied Biosystems, the appeal of a wrongful termination lawsuit and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding within this timeframe, which may include financing arrangements related to our land and buildings as discussed in “Liquidity and Capital Resources” above. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.

     We currently have no credit facility or committed sources of capital available as of June 27, 2004. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Approximately 53% of our revenues for the six months ended June 27, 2004 were derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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

     A significant portion of our revenue is derived from a few large, individual transactions such as the sale of BeadLab production genotyping systems and large genotyping services contracts, including our work on the International HapMap Project. Because these transactions may not occur regularly and there is a lengthy sales cycle for such transactions, revenue of these types may not occur on a consistent or frequent basis. In addition, our total amount of revenues is subject to fluctuations in demand from seasonality impacts, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform and changes in overall spending levels in the life sciences industry. Given the difficulty in predicting the timing and magnitude of sales for our products, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly.

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

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of June 27, 2004. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding, we have designed our internal control system with a level of controls that we believe will prevent material errors in our consolidated financial statements.

     The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls during the second quarter of 2004.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. The briefing for the appeal has been completed and an oral argument before the appeals court is expected to occur in the third quarter of 2004. We are also recording interest expense on the $7.7 million during the appeal based on the statutory rate.

     In December 2002, Applied Biosystems filed a complaint, and later amended and refiled a complaint in March 2003, for a patent infringement suit against us in the federal court in Northern California asserting infringement of several patents related to an Applied Biosystems’ assay intended for use in our collaboration. Applied Biosystems seeks a judgment granting it damages for infringement, treble damages alleging that such infringement is willful and a permanent injunction restraining us from the alleged infringement. We have answered the complaint, asserting various defenses, including that we do not infringe the patents or that the patents are invalid, and asserting counterclaims against Applied Biosystems seeking declaratory judgment relief related to the patents being asserted against us, and seeking damages from Applied Biosystems for its alleged unfair and unlawful conduct which constitutes attempted monopolization in violation of the antitrust laws. This action is currently stayed pending the outcome of an arbitration proceeding between the parties.

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

     In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. In January 2004, we notified Applied Biosystems that we were terminating the joint development agreement.

     In December 2003, after having granted temporary and preliminary injunctions staying the arbitration, the San Diego Superior Court directed Applied Biosystems and us to resolve the contract dispute in a binding arbitration procedure. After the Superior Court ordered the parties to the arbitration process, Applied Biosystems purported to amend its demands for arbitration to add new allegations against us (including claims of malicious prosecution, abuse of process, fraud in the inducement, interference with a prospective economic advantage, declaratory judgment that the joint development agreement had not been terminated and a new claim of breach of contract based on alleged poor quality of our arrays) and to increase its demand for cash damages to an unspecified amount in excess of $60 million. An arbitrator has been selected, and the arbitration hearing is currently scheduled to be completed in December 2004, with a written decision from the arbitrator expected in early 2005.

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

     We are in the early stages of proceedings in the patent case brought by Applied Biosystems. In February 2004, the federal district court in Northern California ordered that the patent case be stayed pending completion of the arbitration process. We intend to vigorously defend against the claims alleged by Applied Biosystems and continue to pursue our counterclaims against Applied Biosystems. However, we cannot be sure that we will prevail in these matters. Any unfavorable determination, and in particular any significant cash amounts required to be paid by us or prohibition of the sale of our products or services, could result in a material adverse effect on our business, financial condition and results of operations.

     In July 2004, Affymetrix filed a complaint in the U.S. District Court for the District of Delaware alleging that certain of our products infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. We have not yet responded to this complaint but believe we have meritorious defenses against each of the patents alleged by Affymetrix and intend to vigorously defend ourselves against this suit. However, we cannot be sure we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

     On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through June 27, 2004, we have used approximately $19.4 million to purchase property, plant and equipment and approximately $44.4 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
10.25	Purchase and Sale Agreement and Escrow Instructions dated June 18, 2004 between Bernardo Property Advisors, Inc. and Registrant.

Exhibit Number	Description of Document
31	Section 302 certification.
32	Section 906 certification.

(b) Reports on Form 8-K

     Report on Form 8-K filed on April 21, 2004 for press release dated April 20, 2004 announcing Illumina, Inc.’s financial results for the three months ended March 28, 2004.

     Report on Form 8-K filed on May 12, 2004 for press release dated May 11, 2004 announcing Illumina, Inc. will sell approximately 4.5 million shares of common stock to institutional investors.

     Report on Form 8-K filed on May 14, 2004 disclosing Illumina, Inc. closed the sale of 4,555,270 shares of its common stock pursuant to a Registration Statement on Form S-3.

     Report on Form 8-K filed on July 2, 2004 disclosing Illumina Inc. entered a conditional agreement on June 18, 2004 to sell its land and buildings located in San Diego, California, and to lease back such property for an initial term of ten years.

     Report on Form 8-K filed on July 14, 2004 for press release dated July 14, 2004 announcing Illumina, Inc.’s financial results for the three and six months ended June 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.
(Registrant)

Date: August 6, 2004	/s/ Timothy Kish
Timothy Kish
Vice President and Chief Financial Officer