Form 10-Q
period 2004-10-03
ILLUMINA INC
filed 2004-11-12
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended October 3, 2004

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

Yes  (X)           No   (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  (X)           No  (   )

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	38,076,858 Shares
Class	Outstanding at October 3, 2004

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.

Condensed Consolidated Balance Sheets

	October 3,	December 28,
	2004	2003
ASSETS	(unaudited)	(Note)
	(In thousands)
Current assets:
Cash and cash equivalents	$54,322	$12,465
Investments, available for sale	—	20,317
Restricted cash and investments	12,184	100
Accounts receivable, net	9,486	4,549
Interest receivable	—	249
Inventory, net	3,183	2,022
Prepaid expenses and other current assets	2,345	716

Total current assets	81,520	40,418
Property and equipment, net	7,870	45,777
Long-term restricted investments	—	12,191
Intangible and other assets, net	2,682	848

Total assets	$92,072	$99,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,615	$7,570
Litigation judgment	9,225	—
Current portion of long-term debt	—	366
Current portion of equipment financing	—	253

Total current liabilities	19,840	8,189
Long-term debt, less current portion	—	24,999
Advance payment from a former collaborator	—	10,000
Litigation judgment	—	8,658
Other long-term liabilities	3,503	—
Commitments
Stockholders’ equity	68,729	47,388

Total liabilities and stockholders’ equity	$92,072	$99,234

Note: The Balance Sheet at December 28, 2003 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Revenue
Product revenue	$12,091	$6,491	$30,075	$10,625
Service revenue	1,071	1,061	4,036	4,390
Research revenue	350	697	1,689	2,279

Total revenue	13,512	8,249	35,800	17,294
Costs and expenses:
Cost of product and service revenue	3,517	2,681	9,385	6,617
Research and development	5,356	5,114	15,852	17,058
Selling, general and administrative	7,563	5,096	19,294	13,816
Amortization of deferred compensation and other stock based compensation charges	167	511	735	2,060
Litigation judgment (settlement), net	(1,311)	189	(933)	567

Total costs and expenses	15,292	13,591	44,333	40,118

Loss from operations	(1,780)	(5,342)	(8,533)	(22,824)
Interest and other expense, net	(246)	(169)	(939)	(239)

Net loss	$(2,026)	$(5,511)	$(9,472)	$(23,063)

Net loss per share, basic and diluted	$(0.05)	$(0.17)	$(0.27)	$(0.72)

Shares used in calculating net loss per share, basic and diluted	37,614	32,055	34,906	31,814

The composition of stock-based compensation is as follows:
Research and development	$63	$239	$310	$1,113
Selling, general and administrative	104	272	425	947

	$167	$511	$735	$2,060

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	October 3,	September 28,
	2004	2003
	(In thousands)
Operating activities:
Net loss	$(9,472)	$(23,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,142	3,405
Amortization of premium on investments	374	342
Amortization of deferred compensation and other stock-based compensation charges	735	2,060
Amortization of gain on sale of land and building	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,997)	(243)
Interest receivable	249	149
Inventory	(1,161)	(347)
Prepaid expenses and other current assets	(642)	(339)
Deferred revenue	954	(9)
Other assets	(2,041)	(322)
Accounts payable, accrued liabilities and other liabilities	2,620	5,154
Other long-term liabilities	(700)	—
Advance payment from a former collaborator	(10,000)	—
Litigation judgment	567	417

Net cash used in operating activities	(21,434)	(12,796)

Investing activities:
Purchases of investment securities	(6,603)	(1,940)
Sales and maturities of investment securities	26,348	24,164
Proceeds from sale of land and building, net of fees	40,667	—
Purchase of property and equipment	(1,955)	(1,743)
Acquisition of intangible assets	—	(16)

Net cash provided by investing activities	58,457	20,465

Financing activities:
Payments on long-term debt	(25,386)	(258)
Payments on equipment financing	(231)	(249)
Proceeds from issuance of common stock	30,384	798
Repurchase of unvested common stock	(13)	(8)

Net cash provided by financing activities	4,754	283

Effect of exchange rate changes on cash	80	—

Net increase in cash and cash equivalents	41,857	7,952
Cash and cash equivalents at beginning of period	12,465	2,037

Cash and cash equivalents at end of period	$54,322	$9,989

See accompanying notes.

ILLUMINA, INC.

Notes to Condensed Consolidated Financial Statement
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

Fiscal Year

     The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended October 3, 2004 and September 28, 2003 are 14 and 13 weeks, respectively, and the nine months ended October 3, 2004 and September 28, 2003 are 40 and 39 weeks, respectively.

Revenue Recognition

     The Company records revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin No. 101 (“SAB 101”). Under SAB 101, revenue cannot be recorded until all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays, assay reagents, genotyping systems and gene expression systems. Service revenue consists of revenue received for performing SNP genotyping services and for extended warranty sales. Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab genotyping system revenue is recognized when earned, which is generally upon shipment, installation, training and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The Company has been awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. A portion of the revenue from this project is earned at the time the related costs are incurred while the remainder of the revenue is earned upon the delivery of genotyping data. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. All revenues are recognized net of applicable allowances for returns or discounts.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statement(continued)
(Unaudited)

Cash, Cash Equivalents & Investments

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

     Restricted cash and investments consist of corporate debt securities that are used as collateral against a letter of credit for a termination of employment lawsuit and $100,000 in a money market fund for a bond deposit with the San Diego Superior Court related to the Applied Biosystems litigation (see Note 7).

Stock-Based Compensation

     At October 3, 2004, the Company had three stock-based employee and non-employee director compensation plans, which are described more fully in the Company’s 2003 Annual Report on Form 10-K. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted prior to the Company’s initial public offering with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 28.

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

	Three months ended		Nine months ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
Weighted average risk-free interest rate	3.51%	3.17%	3.23%	3.01%
Expected dividend yield	0%	0%	0%	0%
Weighted average volatility	95%	103%	97%	103%
Estimated life	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$4.08	$3.07	$5.30	$2.41

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands except per share amounts):

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statement(continued)
(Unaudited)

	Three months ended		Nine months ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
		(In thousands)
Net loss, as reported	$(2,026)	$(5,511)	$(9,472)	$(23,063)
Add: Stock-based compensation expense recorded	167	511	735	2,060
Less: Assumed stock compensation expense	(2,402)	(2,144)	(7,055)	(6,427)

Pro forma net loss	$(4,261)	$(7,144)	$(15,792)	$(27,430)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.17)	$(0.27)	$(0.72)

Pro forma	$(0.11)	$(0.22)	$(0.45)	$(0.86)

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

	Three months ended		Nine months ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
		(In thousands)
Weighted-average shares outstanding	37,959	32,786	35,270	32,686
Less: Weighted-average shares of common stock subject to repurchase	(345)	(731)	(364)	(872)

Weighted-average shares used in calculating net loss per share, basic and diluted	37,614	32,055	34,906	31,814

Comprehensive Income (Loss)

     SFAS No. 130, Comprehensive Income, establishes rules for the reporting and disclosure of comprehensive income and its components. SFAS No. 130 requires the change in net unrealized gains or losses on marketable securities to be included in comprehensive income. As adjusted, our comprehensive loss is as follows (in thousands):

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statement(continued)
(Unaudited)

	Three months ended		Nine months ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
		(In thousands)
Net loss	$(2,026)	$(5,511)	$(9,472)	$(23,063)
Foreign currency translation adjustment	(30)	—	10	—
Unrealized gain on forward contracts	2	—	2	—
Unrealized gain (loss) on investments	18	(248)	(307)	(473)

Comprehensive net loss	$(2,036)	$(5,759)	$(9,767)	$(23,536)

2. Segment Information

     The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company.

3. Derivative Financial Instruments

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant.

     Derivative financial instruments are only utilized by the Company to reduce foreign currency exchange rate risks. The Company does not hold any derivative financial instruments for trading or speculative purposes. The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures and generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at October 3, 2004 was approximately $3.6 million. These contracts had a fair value of approximately $2,000, representing an unrealized gain, and were included in other current assets at October 3, 2004.

     For the three and nine months ended October 3, 2004, there were no amounts recognized in earnings due to hedge ineffectiveness. The Company entered into its first foreign exchange contract in July 2004 and no settlements of foreign exchange contracts occurred in the three and nine months ended October 3, 2004.

4. Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. The components of net inventories are as follows:

	October 3, 2004	December 28, 2003
	(In thousands)
	$1,473	$829
Raw materials	1,629	931
Work in process	81	262
Finished goods	—	—

	$3,183	$2,022

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statement(continued)
(Unaudited)

5. Warranties

     The Company generally provides a one year warranty on genotyping systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with genotyping system sales. This expense is recorded as a component of cost of revenue. Estimated warranty expenses associated with extended warranty sales is recorded as cost of revenue ratably over the term of the extended warranty.

     Changes in the Company’s warranty liability during the nine months ended October 3, 2004 are as follows (in thousands):

Balance at December 28, 2003	$230
Additions charged to cost of revenue	394
Repairs and replacements	(221)

Balance at October 3, 2004	$403

6. Commitments and Long-Term Debt

     In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004. On June 18, 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, the Company received $15.5 million in net cash proceeds. The Company removed the land and net book value of the buildings of $36.9 million from its balance sheet and is recording the resulting $3.7 million gain on the sale of the property over the ten year lease term in accordance with SFAS 13, Accounting for Leases. Under the terms of the lease, the Company made a $1.9 million security deposit and is paying monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year.

     Other than the ten year lease for its San Diego facility, the Company leases office space under non-cancelable operating leases that expire at various times through December 2006. These leases contain renewal options ranging from 2 to 3 years.

7. Legal Proceedings

     The Company has incurred substantial costs in defending itself against patent infringement claims, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.

Termination-of-Employment Lawsuit

     In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses awarded by a jury related to a termination-of-employment lawsuit. The Company believes that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. The Company plans to vigorously defend its position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires the Company to incur interest charges on the judgment amount at statutory rates until the case is resolved. For each of the three and nine months ended October 3, 2004 and September 28, 2003, the Company recorded litigation expense of $189,000 and $567,000, respectively, for interest.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statement(continued)
(Unaudited)

     As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, the Company is required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds will be restricted from use for general corporate purposes until the appeal process is completed. An oral argument before the appeals court is expected to occur in the fourth quarter of 2004, and if a judgment is due, the Company expects payment will occur within 12 months.

Litigation with Applera Corporation’s Applied Biosystems Group

     In November 1999, the Company entered into a joint development agreement with Applied Biosystems Group (“Applied Biosystems”), an operating group of Applera Corporation (“Applera”), under which the companies would jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. In conjunction with the agreement, Applied Biosystems agreed to provide the Company with non-refundable research and development support of $10.0 million, all of which was provided by December 2001. As of December 28, 2003 this amount was recorded as a liability on the Company’s balance sheet.

     In December 2002, Applied Biosystems initiated a patent infringement suit against the Company in the federal court in Northern California asserting infringement of several patents related to Applied Biosystems’ patented assay intended for use in the collaboration. Also in December 2002, Applied Biosystems sent a notification to the Company alleging that the Company had breached the joint development agreement entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of the joint development agreement sought by Applied Biosystems. In January 2004, the Company notified Applied Biosystems that it was terminating the joint development agreement.

     In August 2004, the Company and Applera entered into a settlement and cross-license agreement. Under the terms of the agreement, the Company paid Applera a one-time payment of $8.5 million. The settlement agreement also provides for an exchange of royalty-free cross-licenses to certain intellectual property rights, termination of the joint development agreement, dismissal of the federal patent infringement action brought by Applied Biosystems, termination of the arbitration proceeding, and dismissal of the Company’s state court action against Applied Biosystems.

     As a result of the settlement, the Company removed the $10.0 million liability from its balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement in the statement of operations for the three and nine months ended October 3, 2004.

Affymetrix Litigation

     In July 2004, Affymetrix, Inc. (“Affymetrix”) filed a complaint in the U.S. District Court for the District of Delaware alleging that certain of the Company’s products infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. The Company has filed its answer and counterclaims to Affymetrix’ complaint, bringing counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to vigorously defend itself against this suit. However, the Company cannot be sure it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of the Company’s products and services, could result

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statement(continued)
(Unaudited)

in a material adverse effect on its business, financial condition and results of operations. No trial date has been set for this case.

8. Collaborative Agreements

International HapMap Project

     The Company is the recipient of a grant from the National Institutes of Health covering its participation in the International HapMap Project, which is a $100.0 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company could receive up to $9.1 million of funding for this project which covers basic research activities, the development of SNP assays and the genotyping to be performed on those assays. As of October 3, 2004, the Company had approximately $3.2 million of funding remaining related to this project which is expected to be received in fiscal 2004 and early 2005, depending on the actual amount of work that is performed by the Company.

9. Recent Accounting Pronouncements

     In March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the Company to record the expensing of stock options in the financial statements. The new standard, as proposed, would be effective for periods beginning after June 15, 2005. Throughout most of 2004, the FASB has deliberated on different aspects of a new standard, and expects to issue a final standard in late 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 1 provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 for stock-based employee compensation.

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

     In 2001, we began commercial sale of short pieces of DNA, or oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, which has allowed us to market our oligonucleotides under a price leadership strategy while still achieving attractive gross margins. In 2001, we also initiated our SNP genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping services contracts with many leading genotyping centers, and have been awarded $9.1 million from the National Institutes of Health to play a major role in the International HapMap Project.

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

     In 2003, we completed the installation of and recorded revenue for six BeadLab high-throughput SNP genotyping systems. In the nine months ended October 3, 2004, we installed and recorded revenue for three additional BeadLab systems.

     In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which is expected to significantly expand market opportunities for our BeadArray technology and provide increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of October 3, 2004, we have sold 29 BeadStations.

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

     Our revenues are subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect our customer ordering patterns. Up to 30% of our revenues for the year 2004 will result from transactions that were funded under the International HapMap Project. We currently expect that most of the activities under this grant involving the Company and its customers will be completed by the end of 2004 or early in 2005. We expect that the planned commercial launch of our whole genome genotyping and gene expression arrays, combined with the continued expansion of our existing product lines, will offset the loss of revenues funded by the HapMap grant and will drive future revenue growth. However, any significant delays in the commercial launch of these new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.

     We have incurred substantial operating losses since our inception. As of October 3, 2004, our accumulated deficit was $127.0 million, and total stockholders’ equity was $68.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $9.2 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result, we will need to increase revenue significantly to achieve profitability.

Compliance with Sarbanes-Oxley Requirements

     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financial reporting and have our independent auditors attest to such evaluation. Along with many other companies whose fiscal year ends on or after November 15, 2004, we must implement these requirements for the first time in connection with the preparation of our annual report for the year ending January 2, 2005. The evaluation and attestation processes required by Section 404 are new, and neither companies nor accounting firms have significant experience in testing or complying with these requirements. We have been documenting and testing our internal control systems and anticipate that we will be able to comply with these requirements on a timely basis. However, if unforeseen delays prevent us from achieving compliance on a timely basis or in a satisfactory manner, or if our external auditors are unable to attest to the adequacy of our internal

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

controls on a timely basis, investor perceptions of our company may be adversely affected and could cause our stock price to decline.

Results of Operations

     To enhance comparability, the following table sets forth unaudited Consolidated Statements of Operations for the three and nine months ended October 3, 2004 and September 28, 2003 stated as a percentage of total revenue.

	Three months ended		Nine months ended
	October 3,	September	October 3,	September
	2004	28, 2003	2004	28, 2003
Revenue
Product revenue	89%	79%	84%	62%
Service revenue	8	13	11	25
Research revenue	3	8	5	13

Total revenue	100	100	100	100
Costs and expenses:
Cost of product and service revenue	26	33	26	38
Research and development	40	62	44	99
Selling, general and administrative	56	62	54	80
Amortization of deferred compensation and other stock-based compensation charges	1	6	2	12
Litigation judgment (settlement), net	(10)	2	(3)	3

Total costs and expenses	113	165	123	232

Loss from operations	(13)	(65)	(23)	(132)
Interest income (expense)	(2)	(2)	(3)	(1)

Net loss	(15)%	(67)%	(26)%	(133)%

Three and Nine Months Ended October 3, 2004 and September 28, 2003

     Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended October 3, 2004 and September 28, 2003 are 14 and 13 weeks, respectively, and the nine months ended October 3, 2004 and September 28, 2003 are 40 and 39 weeks, respectively.

Revenue

	Three months ended			Nine months ended
	October 3,	September		October 3,	September
	2004	28, 2003	Change	2004	28, 2003	Change
		(in thousands)			(in thousands)
Product revenue	$12,091	$6,491	$5,600	$30,075	$10,625	$19,450
Service revenue	1,071	1,061	10	4,036	4,390	(354)
Research revenue	350	697	(347)	1,689	2,279	(590)

Total revenue	$13,512	$8,249	$5,263	$35,800	$17,294	$18,506

     Revenue for the three and nine months ended October 3, 2004 was $13.5 million and $35.8 million, respectively, increasing $5.3 million from $8.2 million in the three month period ended September 28, 2003 and increasing $18.5 million from $17.3 million in the nine month period ended September 28, 2003.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Product revenue increased to $12.1 million and $30.1 million, respectively, for the three and nine months ended October 3, 2004 from $6.5 million and $10.6 million, respectively, for the three and nine months ended September 28, 2003. The increase in the third quarter of 2004 resulted almost entirely from sales of consumables used on our BeadLab and BeadStation systems and sales of our BeadStation benchtop genotyping systems. In 2003, we had no sales of BeadStation genotyping systems and we only began selling consumable products in May 2003. The increase for the nine month period ending October 3, 2004 was primarily due to sales of BeadStation systems and consumables while oligo sales increased almost 50% over the prior period.

     Service revenue remained flat at $1.1 million for the three months ended October 3, 2004 and September 28, 2003. Service revenue decreased to $4.0 million from $4.3 million for the nine months ended October 3, 2004 and September 28, 2003, respectively, due primarily to a lower level of third party SNP genotyping service contracts completed during the 2004 period offset by increased revenue related to the International HapMap Project. We signed 19 service contracts in the third quarter of 2004 and expect that SNP genotyping service revenue will grow in the near future.

     Government grants and other research funding decreased to $0.4 million and $1.7 million, respectively, for the three and nine months ended October 3, 2004 from $0.7 million and $2.3 million for the nine months ended October 3, 2004 and September 28, 2003, respectively, primarily due to a decrease in internal research spending for our grant from the National Institutes of Health covering our participation in the International HapMap Project. We expect government grants to decline as a percentage of total revenues.

Cost of Product and Service Revenue

	Three months ended			Nine months ended
	October 3,	September		October 3,	September
	2004	28, 2003	Change	2004	28, 2003	Change
	(in thousands)			(in thousands)
Cost of product and service revenue	$3,517	$2,681	$836	$9,385	$6,617	$2,768

     Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue is included in research and development expense. Cost of product and service revenue increased to $3.5 million and $9.4 million, respectively, for the three and nine months ended October 3, 2004 from $2.7 million and $6.6 million, respectively, for the three and nine months ended September 28, 2003, due to the significant increase in product revenue. Gross margins on product and service revenues were 73% and 72% for the three and nine months ended October 3, 2004, respectively, compared to 65% and 56%, respectively, for the three and nine months ended September 28, 2003. This increase is due primarily to increased sales of higher margin consumable products, as well as efficiencies gained in oligo manufacturing and SNP genotyping services. We expect the increased amount of consumable sales in our 2004 product mix, as compared to our 2003 product mix, will continue to favorably affect our gross margins as compared with 2003. However, we expect our market will become increasingly price competitive, and over the longer term, our margins may decline.

Research and Development

	Three months ended			Nine months ended
	October 3,	September		October 3,	September
	2004	28, 2003	Change	2004	28, 2003	Change
	(in thousands)			(in thousands)
Research and development	$5,356	$5,114	$242	$15,852	$17,058	$(1,206)

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $5.4 million from $5.1 million for the three months ended October 3, 2004 and September 28, 2003 and decreased to $15.9 million from $17.1 million for the nine months ended October 3, 2004 and September 28, 2003, respectively.

     During the three and nine months ended October 3, 2004, the cost of BeadArray research activities increased $0.3 million for the three months ended October 3, 2004 as compared to the three months ended September 28, 2003 and decreased $0.6 million for the nine months ended October 3, 2004 as compared to the nine months ended September 28, 2003. The increase in the third quarter of 2004 as compared to the same period in 2003 occurred primarily as a result of higher personnel related expenses. The decrease in the nine month period ended October 3, 2004 as compared to the nine month period ended September 28, 2003 is primarily the result of completing the development of several products that were commercially launched last year or earlier this year such as our BeadStation instruments and focused gene set array products. Research to support our Oligator technology platform remained flat for the three months ended October 3, 2004 as compared to the three months ended September 28, 2003 and decreased $0.6 million for the nine months ended October 3, 2004 as compared to the nine months ended September 28, 2003. In the second quarter of 2003, we implemented additional Oligator manufacturing and software enhancements to expand capacity, increase throughput, and further reduce operating costs. In addition, as we increase our product sales, a smaller portion of our manufacturing resources are now used to support research efforts as compared to the same periods in 2003. We expect that our research and development expenses will increase in the near term due to the allocation to research and development of rent expense from the new lease on our building.

     Stock based compensation related to research and development employees and consultants was $0.1 million and $0.3 million for the three and nine months ended October 3, 2004 as compared to $0.2 million and $1.1 million for the three and nine months ended September 28, 2003.

Selling, General and Administrative

	Three months ended			Nine months ended
	October 3,	September		October 3,	September
	2004	28, 2003	Change	2004	28, 2003	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$7,563	$5,096	$2,467	$19,294	$13,816	$5,478

     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $2.5 million to $7.6 million for the three months ended October 3, 2004 from $5.1 million for the three months ended September 28, 2003. Approximately $1.4 million of the increase is due to higher sales and marketing costs, of which $1.2 million is attributable to personnel related expenses and $0.2 million is attributable to an increase in facility related expenses. Approximately $1.1 million of the increase in selling, general and administrative expenses is related to general and administrative costs. Legal expenses increased $0.6 million in the three months ended October 3, 2004 as compared to the three months ended September 28, 2003, personnel related expenses increased $0.2 million, and the majority of the remaining $0.3 million is attributable to expenses associated with Sarbanes-Oxley compliance and our international expansion.

     Selling, general and administrative expenses increased $5.5 million to $19.3 million for the nine months ended October 3, 2004 from $13.8 million for the nine months ended September 28, 2003. Approximately $3.5

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

million of the increase is due to higher sales and marketing costs, of which $2.7 million is attributable to personnel related expenses and $0.5 million is attributable to an increase in facility related expenses. Approximately $2.0 million of the increase in selling, general and administrative expenses is related to general and administrative costs. Legal expenses increased $1.1 million in the nine months ended October 3, 2004 as compared to the nine months ended September 28, 2003, personnel related expenses increased $0.3 million, and the majority of the remaining $0.6 million is attributable to expenses associated with Sarbanes-Oxley compliance and our international expansion. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure, incur additional costs to support the commercialization and support of an increasing number of products, and due to the allocation to selling, general and administrative of rent expense from the new lease on our building.

     Stock based compensation related to selling, general and administrative employees, directors and consultants was $0.1 million and $0.4 million for the three and nine months ended October 3, 2004 as compared to $0.3 million and $0.9 million for the three and nine months ended September 28, 2003.

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Three months ended			Nine months ended
	October 3,	September		October 3,	September
	2004	28, 2003	Change	2004	28, 2003	Change
	(in thousands)			(in thousands)
Amortization of deferred compensation and other stock-based compensation charges	$167	$511	$(344)	$735	$2,060	$(1,325)

     From our inception through July 27, 2000, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors, we have recorded deferred stock compensation totaling $17.6 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated for financial reporting purposes on the date such stock options were granted or such restricted stock was sold. We recorded this amount as a component of stockholders’ equity and amortize the amount as a charge to operations over the vesting period of the restricted stock and options.

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

     We recorded amortization of deferred compensation of $0.2 million and $0.7 million, respectively, for the three and nine months ended October 3, 2004 and $0.5 million and $2.1 million, respectively, for the three and nine months ended September 28, 2003. We expect amortization of deferred compensation to continue to decrease due to the nature of the accelerated depreciation methodology as the options near the end of their vesting period.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Litigation Judgment (Settlement), net

	Three months ended			Nine months ended
	October 3,	September		October 3,	September
	2004	28, 2003	Change	2004	28, 2003	Change
	(in thousands)			(in thousands)
Litigation judgment (settlement), net	$(1,311)	$189	$(1,500)	$(933)	$567	$(1,500)

     A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a termination-of-employment lawsuit. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. We plan to vigorously defend our position on appeal. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. During the appeal process, the court requires us to incur interest charges on the judgment amount at statutory rates until the case is resolved. For both the three and nine months ended October 3, 2004 and September 28, 2003, the Company recorded litigation expense of $189,000 and $567,000, respectively, for interest.

     In 1999, we entered into a joint development agreement with Applied Biosystems Group, an operating group of Applera Corporation, under which the companies agreed to jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. In conjunction with the agreement, Applied Biosystems agreed to provide us with non-refundable research and development support of $10.0 million, all of which was provided by December 2001. As of December 28, 2003, this amount was recorded on our balance sheet as an advance payment from a former collaborator. In December 2002, Applied Biosystems initiated a patent infringement suit against us and also sent a notification to us alleging that we had breached the joint development agreement, seeking arbitration of the dispute. We initiated a suit in state court seeking to enjoin the arbitration and alleging that Applied Biosystems had breached the joint development agreement. In August 2004, we entered into a settlement and cross-license agreement with Applera. As a result of the settlement, we removed the $10.0 million liability from our balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement.

Interest and Other Expense, net

	Three months ended			Nine months ended
	October 3,	September		October 3,	September
	2004	28, 2003	Change	2004	28, 2003	Change
	(in thousands)			(in thousands)
Interest and other expense, net	$(246)	$(169)	$(77)	$(939)	$(239)	$(700)

     Interest income on our cash and cash equivalents and investments was approximately $0.1 million and $0.6 million, respectively, for the three and nine months ended October 3, 2004 as compared to $0.4 million and $1.4 million, respectively, for the three and nine months ended September 28, 2003. The decrease is due to lower average levels of invested funds and lower effective interest rates.

     Interest expense was $0.3 million and $1.4 million, respectively, for the three and nine months ended October 3, 2004 and $0.6 million and $1.7 million, respectively, for the three and nine months ended September 28, 2003. Interest expense relates primarily to a $26.0 million fixed rate loan which was paid off in August 2004 in connection with the sale of our San Diego facilities.

     In the three and nine months ended October 3, 2004, we recorded approximately $31,000 and $130,000, respectively, in losses due to foreign currency transactions as compared to $35,000 and $26,000 in gains, respectively, for the three and nine months ended September 28, 2003.

Liquidity and Capital Resources

     As of October 3, 2004, we had cash, cash equivalents and investments (including restricted cash and investments of $12.2 million) of approximately $66.5 million. We currently invest our funds in U.S. dollar based

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

investment-grade corporate and government debt securities, with strong credit ratings or short maturity mutual funds providing similar financial returns.

     Our operating activities used cash of $21.4 million in the nine months ended October 3, 2004, as compared to $12.8 million in the nine months ended September 28, 2003. Net cash used in operating activities in the nine months ended October 3, 2004 was primarily the result of a net loss from operations of $9.5 million, the removal of the $10.0 million advance payment from a former collaborator, as described under “Litigation Judgment (Settlement), net” above, a $6.0 million increase in accounts receivable and a $2.0 million increase in other assets primarily for the security deposit for the building lease, reduced by non-cash charges of $3.1 million for depreciation and amortization and a $2.6 million increase in accounts payable, accrued liabilities and other liabilities. Net cash used in operating activities in the nine months ended September 28, 2003 was primarily the result of a net loss from operations of $23.1 million reduced by a $5.2 million increase in accounts payable, accrued liabilities and other liabilities, non-cash charges of $3.4 million for depreciation and amortization and non-cash charges of $2.1 million for amortization of deferred stock compensation.

     Our investing activities provided cash of $58.5 million in the nine months ended October 3, 2004 as compared to $20.5 million in the nine months ended September 28, 2003. Cash provided in investing activities in the nine months ended October 3, 2004 was due to $40.7 million in proceeds from the sale of our land and buildings, net of fees, and $19.8 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $2.0 million for the purchase of property and equipment. Cash provided in investing activities in the nine months ended September 28, 2003 was due primarily to $22.2 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $1.7 million for the purchase of property and equipment.

     Our financing activities provided $4.8 million in the nine months ended October 3, 2004 as compared to $0.3 million in the nine months ended September 28, 2003. Cash provided in financing activities in the nine months ended October 3, 2004 was due primarily to proceeds from the issuance of common stock, including $28.7 million of net proceeds from the sale of approximately 4.6 million shares of our common stock in May 2004, offset by the $25.2 million in long term debt we paid off in connection with the sale of our land and buildings. Cash provided in financing activities in the nine months ended September 28, 2003 was primarily due to proceeds from the issuance of common stock reduced by payments on long-term debt and equipment financings.

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

     As of October 3, 2004, we had funding remaining under existing NIH grants of approximately $5.4 million, including $3.2 million available under the International HapMap Project. All of these amounts are expected to be paid in 2004 and early 2005, subject to the actual amount of activities we perform under these grants.

     Based on our current operating plans, we expect that our current cash and cash equivalents, investments, revenues from sales and funding from grants will be sufficient to fund our anticipated operating needs for at least 24 months. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the current time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligonucleotide and SNP genotyping services product lines,

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the successful resolution of our appeal in a termination-of-employment lawsuit and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding within this 24 month time frame. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

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

Critical Accounting Policies

Revenue Recognition

     We recognize revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (SAB) No. 101. Under SAB 101, revenue cannot be recorded until all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays, assay reagents, genotyping systems and gene expression systems. Services revenue consists of revenue received for performing genotyping services and extended warranty sales. Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab genotyping system revenue is recognized when earned, which is generally upon shipment, installation, training and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. We have been awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the International HapMap Project. A portion of the revenue from this project is earned at the time the related costs are incurred while the remainder of the revenue is earned upon the delivery of genotyping data. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. All revenues are recorded net of any applicable allowances for returns or discounts.

Cash & Investments

     We invest our excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds holding such securities. We classify our investments as “Available-for-Sale” under SFAS 115 and record such investments at the estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. We periodically review our investments for other than temporary impairment.

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

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

     We have incurred net losses since our inception and expect to continue to incur net losses at least through the end of 2004. At October 3, 2004, our accumulated deficit was approximately $127.0 million, and we incurred a net loss of $9.5 million for the nine months ended October 3, 2004. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are an early stage company with a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.

     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. Sales of our genotyping and gene expression systems only began in 2003, and some of our other technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting an early stage company developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale and we currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not be of a sufficient quality or at a price that enables us to compete effectively in the marketplace. Problems frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.

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

     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. While we recently settled our litigation with

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Applera Corporation’s Applied Biosystems Group in August 2004, Affymetrix filed a complaint against us in July 2004, alleging infringement of six of its patents, and other third parties have or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties have or may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

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

     We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We have only recently begun manufacturing products on a commercial scale

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

and, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, may prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

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

     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, Affymetrix recently released 10k and 100k SNP genotyping chips which may compete with our SNP genotyping service and product offerings and several competitors have begun selling a single chip for whole human genome expression which may compete with our gene expression product offerings. One or more of our competitors may render our technology obsolete or uneconomical. Our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

If we are unable to develop and maintain operation of our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.

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

     Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the filing, prosecution and enforcement of patent claims, the outcome of our legal proceedings with Affymetrix, the appeal of a wrongful termination lawsuit and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding within this timeframe. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.

     We currently have no credit facility or committed sources of capital available as of October 3, 2004. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Approximately 55% of our revenues for the nine months ended October 3, 2004 were derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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

     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping and gene expression profiling. Our first products are being sold into the SNP genotyping and focused-gene expression markets. Both of these markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

     Our revenues are subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses. Up to 30% of our revenues for the year 2004 will result from transactions that were funded under the International HapMap Project. We currently expect that most of the activities under this grant involving the Company and its customers will be completed by the end of 2004 or early in 2005. Although we expect that the loss of revenues resulting from the completion of the HapMap grant may be offset by the planned commercial launch of our whole genome genotyping and gene expression arrays, combined with the continued expansion of our existing product lines, any significant delays in the commercial launch of these products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

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

Foreign Currency Exchange Risk

     Although most of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currencies of our subsidiaries are their respective local currencies. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive income as a separate component of stockholders equity.

     Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations and historically have not been material. However, in July 2004, we began hedging significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at October 3, 2004 was approximately $3.6 million. These contracts had a fair value of approximately $2,000, representing an unrealized gain, and were included in other current assets at October 3, 2004. As of October 3, 2004, all contracts were set to expire at various times through June 30, 2005 and are with reputable bank institutions. For the three and nine months ended October 3, 2004, there were no amounts recognized in earnings due to hedge ineffectiveness and no settlements of foreign exchange contracts occurred.

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

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of October 3, 2004. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during the third quarter of 2004.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Termination-of-Employment Lawsuit

     In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We believe that the termination was lawful in all respects and that the verdict was unsupported by evidence presented at the trial. A notice of appeal in this case was filed on October 10, 2002, and the appeal process is ongoing. The briefing for the appeal has been completed and an oral argument before the appeals court is expected to occur in the fourth quarter of 2004. We are also recording interest expense on the $7.7 million during the appeal based on the statutory rate.

Litigation with Applera Corporation’s Applied Biosystems Group

     In December 2002, Applied Biosystems initiated a patent infringement suit against us in the federal court in Northern California asserting infringement of several patents related to an Applied Biosystems’ assay intended for use in our collaboration. Also in December 2002, Applied Biosystems sent a notification to us alleging that we had breached the joint development agreement between Illumina and Applied Biosystems entered into in November 1999 and seeking to compel arbitration pursuant to that agreement. In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and a motion for a temporary restraining order to prevent the arbitration of our joint development agreement sought by Applied Biosystems. In January 2004, we notified Applied Biosystems that we were terminating the joint development agreement.

     In August 2004, we and Applera entered into a settlement and cross-license agreement. Under the terms of the agreement, we paid Applera a one-time payment of $8.5 million. The settlement agreement also provides for an exchange of royalty-free cross-licenses to certain intellectual property rights, termination of the joint development agreement, dismissal of the federal patent infringement action brought by Applied Biosystems, termination of the arbitration proceeding, and dismissal of our state court action against Applied Biosystems.

     Our financial statements included a $10.0 million advance payment from Applied Biosystems that would have been deducted from the profits otherwise payable to us from Applied Biosystems. As a result of the settlement agreement, we removed this $10.0 million liability from our balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement..

Affymetrix Litigation

     In July 2004, Affymetrix filed a complaint in the U.S. District Court for the District of Delaware alleging that certain of our products infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. We have filed our answer and counterclaims to Affymetrix’ complaint, bringing counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix and intend to vigorously defend ourselves against this suit. However, we cannot be sure we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations. No trial date has been set for this case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through October 3, 2004, we have used approximately $19.4 million to purchase property, plant and equipment and approximately $44.4 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.26	Single Tenant Lease dated August 18, 2004 between BioMed Realty Trust Inc. and Registrant.

10.27	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Registrant (confidential treatment has been requested with respect to certain portions of this exhibit).

31	Section 302 certification.

32	Section 906 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.

(Registrant)

Date: November 12, 2004	/s/ Timothy Kish

Timothy Kish
Vice President and Chief Financial Officer