Form 10-K
period 2005-01-02
ILLUMINA INC
filed 2005-03-08
CIK 1110803

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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
Common Stock, $.01 par value
(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of January 31, 2005, there were 38,124,708 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 30, 2004) was approximately $211,848,212. This amount excludes an aggregate of 4,291,431 shares of common stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders expected to be held on May 19, 2005 are incorporated by reference into Part III of this Report.

ILLUMINA, INC.
FORM 10-K
For the fiscal year ended JANUARY 2, 2005

PART I

Item 1.	Business.
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
      Illumina®, Array of Arraystm, BeadArraytm, DASLtm, GoldenGate®, Infiniumtm, Sentrix® and Oligator® are our trademarks. This report also contains brand names, trademarks or service marks of companies other than Illumina, and these brand names, trademarks and service marks are the property of their respective holders.
Available Information
      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website, www.illumina.com. The information on our website is not incorporated by reference into this report. Such reports are made available as soon as reasonably practicable after filing with the Securities and Exchange Commission. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC.
Overview
      We are a leading developer and marketer of next-generation tools for the large-scale analysis of genetic variation and function. Understanding genetic variation and function is critical to the development of personalized medicine, a key goal of genomics. Our tools provide information that could be used to improve drugs and therapies, customize diagnoses and treatment, and cure disease.
      The sequencing of the human genome has driven demand for tools that can assist researchers in processing the billions of tests necessary to convert raw genetic data into medically valuable information. This requires functional analysis of highly complex biological systems, involving a scale of experimentation not previously practical. Using our technologies, we have developed a comprehensive line of products that can address the scale of experimentation and the breadth of functional analysis required to help achieve the goals of molecular medicine.

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
      We provide both products and services that utilize our proprietary technologies. During 2001, we launched our commercial genotyping service product line which combines our BeadArray technology with an automated, laboratory information management system, or LIMS, controlled process to provide high throughput identification of the most common form of genetic variation, known as single nucleotide polymorphisms, or SNPs. We also began the sale of custom synthesized pieces of DNA called oligonucleotides, or oligos, using our proprietary Oligator technology.
      In 2002, we announced the launch of our production-scale BeadLab. This integrated turnkey system is built around our proprietary BeadArray technology. Included in the system are the BeadArray Reader, GoldenGate assay protocols, LIMS and analytical software, fluid-handling robotics, and access to Sentrix arrays and our reagent kits for analyzing genetic sequences. Our Sentrix Array Matrix is a collection of individual arrays arranged in an Array of Arrays pattern compatible with standard microtiter plates, our reagent kit uses highly multiplexed GoldenGate assay protocols which allow up to 1536 SNPs to be analyzed at one time in a sample and our BeadArray Reader is a proprietary scanner used to read the results of the experiments captured on our arrays. When installed, the BeadLab is able to routinely produce up to 1.4 million genotypes per day.
      Also in 2002, we were named the largest U.S. participant in the $100 million first phase of the International HapMap Project funded by the National Institutes of Health. This project is an internationally funded successor project to the Human Genome Project that is creating a map of genetic variations that may be used to perform disease-related research. This map of the human genome will allow more rapid and efficient large-scale genetic association studies aimed at discovering variants contributing to human disease and differential response to drug treatments. We are one of five funded first phase U.S. participants in a worldwide initiative that includes research groups in Canada, China, Japan, Nigeria and the United Kingdom. We are directly responsible for screening over 15% of the assays in the first phase of this project. This effort leverages our Oligator DNA synthesis capability and the production-scale throughput of our genotyping services operation. Our BeadLab is being used by organizations responsible for creating over 60% of the assays in the first phase of this project, which we expect to be completed in early 2005.
      In early 2003, we completed the installation of and recorded revenue for our first BeadLab, and as of January 2, 2005, we have installed nine BeadLabs.
      In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in early 2004 and, as of January 2, 2005, we have shipped 42 BeadStations.

      In 2004, we announced the launch of new Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis while allowing researchers to expand the scale and reproducibility of large-scale biological experimentation. The whole-genome genotyping BeadChip can be scaled to unlimited levels of multiplexing without compromising data quality and will provide scientists the ability to query, in parallel, a high-value set of over 100,000 SNPs. In 2004, we also announced two new versions of the Sentrix Array Matrix designed for researchers who want to take advantage of our technology, but whose projects require fewer SNPs per sample than the number utilized on our standard 1536-plex array products.
      In late 2004, we announced a strategic collaboration with Invitrogen Corporation to synthesize and distribute oligos. Under the agreement, we intend to expand our Oligator DNA synthesis technology, and Invitrogen will be responsible for sales, marketing and technical support. Profits from sales of collaboration products will be divided equally between the two companies.
      In early 2005, we expanded our gene expression portfolio by announcing the launch of a new assay, DASL, for generating gene expression profiles from RNA samples including those containing partially degraded RNAs. We also announced a standard DASL cancer panel. Prior to our DASL assay, degraded RNA samples have been reliably assayed only with expensive, low-multiplex approaches.
      In February 2005, we signed a definitive agreement and plan of merger with CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera will become a wholly-owned subsidiary of Illumina. CyVera’s digital-microbead platform is highly complementary to our portfolio of products and services and upon closing of the transaction, will become an integral part of our BeadArray technology. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker R&D and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. The aggregate consideration for the transaction is $17.5 million, consisting of approximately 1.5 million shares of Illumina common stock and the payment of approximately $2.3 million of CyVera’s liabilities at the closing. The closing is subject to customary closing conditions and is expected to occur by the end of March 2005. We expect the first products based on CyVera’s technology to be available in the second half in 2006.
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

      While in some cases a single SNP will be responsible for medically important effects, it is now believed that the genetic component of most major diseases is the result of the interaction of many SNPs. Therefore, it is important to investigate many SNPs together in order to discover medically valuable information.
      Current efforts to understand genetic variation and function have primarily centered around SNP genotyping and gene expression profiling.

SNP Genotyping
      SNP genotyping is the process of determining which SNPs are present in each of the two copies of a gene, or other portion of DNA sequence, within an individual or other organism. The use of SNP genotyping to obtain meaningful statistics on the effect of an individual SNP or a collection of SNPs, and to apply that information to clinical trials and diagnostic testing, requires the analysis of millions of SNP genotypes and the testing of large populations for each disease. For example, a single large clinical trial could involve genotyping 200,000 SNPs per patient in 1,000 patients, thus requiring 200 million assays. Using previously available technologies, this scale of SNP genotyping was both impractical and prohibitively expensive.
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
      As gene expression patterns are correlated to specific diseases, gene expression profiling is becoming an increasingly important diagnostic tool. Diagnostic use of expression profiling tools is anticipated to grow rapidly with the combination of the sequencing of various genomes and the availability of more cost-effective technologies.

Our Technologies

BeadArray Technology
      We have developed a proprietary array technology that enables the large-scale analysis of genetic variation and function. Our BeadArray technology combines microscopic beads and a substrate in a simple proprietary manufacturing process to produce arrays that can perform many assays simultaneously. Our BeadArray technology provides a unique combination of high throughput, cost effectiveness, and flexibility. We achieve high throughput with a high density of test sites per array and our ability to format arrays in either a pattern arranged to match the wells of standard microtiter plates or in various configurations in the format of standard microscope slides. We maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples, and from the low manufacturing costs associated with our technologies. Our ability to vary the size, shape and format of the well patterns and to create specific bead pools, or sensors, for different applications provides the flexibility to address multiple markets and market segments. We believe that these features have enabled our BeadArray technology to become a leading platform for the emerging high-growth market of SNP genotyping and expect they will enable us to become a key player in the gene expression market.
      Our proprietary BeadArray technology combines microwells etched into a substrate and specially prepared beads that self-assemble into an array. We have deployed our BeadArray technology in two different Sentrix array formats, the Array Matrix and the BeadChip. Our first bead-based product was the Array Matrix which incorporates fiber optic bundles. We have the fiber optic bundles manufactured to our specifications, which we cut into lengths of less than one inch. Each bundle contains approximately 50,000 individual fibers and 96 of these bundles are placed into an aluminum plate, which forms an Array Matrix. BeadChips are fabricated in microscope slide-shaped sizes with varying numbers of sample sites per slide. Both formats are chemically etched to create tens of thousands of wells for each sample site.
      In a separate process, we create sensors by affixing a specific type of molecule to each of the billions of microscopic beads in a batch. We make different batches of beads, with the beads in a given batch coated with one particular type of molecule. The particular molecules on a bead define that bead’s function as a sensor. For example, we create a batch of SNP sensors by attaching a particular DNA sequence to each bead in the batch. We combine batches of coated beads to form a pool specific to the type of array we intend to create. A bead pool one milliliter in volume contains sufficient beads to produce thousands of arrays. One of the advantages of this technology is that it allows us to create universal arrays for SNP genotyping, and by varying the reagent kit, still be able to use the array to test for any combination of SNPs.
      To form an array, a pool of coated beads is brought into contact with the array surface where they are randomly drawn into the wells, one bead per well. The tens of thousands of beads in the wells comprise our individual arrays. Because the beads assemble randomly into the wells, we perform a final procedure called decoding in order to determine which bead type occupies which well in the array. We employ several proprietary methods for decoding, a process that requires only a few steps to identify all the beads in the array. One beneficial by-product of the decoding process is a validation of each bead in the array. This quality control test characterizes the performance of each bead and can identify and eliminate use of any empty wells. We ensure that each bead type on the array is sufficiently represented by having multiple copies of each bead type. This improves the reliability and accuracy of the resulting data by allowing statistical processing of the results of identical beads.

      An experiment is performed on the Array Matrix by preparing a sample, such as DNA from a patient, and introducing it to the array. The design features of our Array Matrix allow it to be simply dipped into a solution containing the sample, whereas our BeadChip allows processing of samples on a slide. The molecules in the sample bind to their matching molecules on the coated bead. The BeadArray Reader detects the matched molecules by shining a laser on the fiber optic bundle or on the BeadChip. Since the molecules in the sample have a structure that causes them to emit light in response to a laser, detection of a binding event is possible. This allows the measurement of the number of molecules bound to each coated bead, resulting in a quantitative analysis of the sample.

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
      We have designed our proprietary Oligator technology for the parallel synthesis of many different oligonucleotides to meet the requirements of large-scale genomics applications. We believe that our Oligator technology is substantially more cost effective and provides higher throughput than available commercial alternatives. Our synthesis machines are computer controlled and utilize many robotic processes to minimize the amount of labor used in the manufacturing process. Each of these synthesizers can produce up to 3072 oligos in parallel, using very small amounts of material. We believe both of these attributes are substantial improvements over other existing technologies. In 2005, we intend to implement fourth-generation Oligator technology which will further expand our production capabilities and extend our technology into tube-based oligo products.

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
      Cost Effectiveness. Our array products substantially reduce the cost of experiments as a result of our proprietary manufacturing process and our ability to capitalize on cost reductions generated by advances in fiber optics, digital imaging and bead chemistry. In addition, these products require smaller reagent volumes than other array technologies, and therefore reduce reagent costs. Our cost-effective Oligator technology further reduces reagent costs, as well as the cost of coating beads.
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
Our Strategy
      Our goal is to make our BeadArray platforms the industry standard for products and services utilizing array technologies. We plan to achieve this by:

•	focusing on emerging high-growth markets;

•	rapidly commercializing our BeadLab, BeadStation, Sentrix Array Matrix and BeadChip products;

•	expanding our technologies into multiple product lines and market segments; and

•	strengthening our technological leadership.
Products and Services
      The first implementation of our BeadArray technology, the Sentrix Array Matrix, is a disposable matrix with 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle performs more than 1,500 unique assays. Therefore, one Sentrix Array Matrix can perform nearly 150,000 individual assays simultaneously, more than any other commercial array system known to us. The BeadChip, introduced in 2003, is fabricated in multiple configurations to support multiple applications and scanning technologies.
      We have provided genotyping services using our proprietary BeadArray technology since 2001. In addition, we have developed our first genotyping and gene expression products based on this technology. These products include disposable Sentrix Array Matrices and BeadChips, GoldenGate reagent kits for SNP genotyping, BeadArray Reader scanning instruments and an evolving portfolio of custom and standard gene expression products.

SNP Genotyping
      In 2001, we introduced the first commercial application of our BeadArray technology by launching our SNP genotyping services product line. Since this launch we have had peak days in which we operated at over two million genotypes per day based on individual samples. To our knowledge, no other genotyping platform can achieve comparable levels of throughput while delivering such high accuracy and low cost.
      We designed our first consumable BeadArray product, the Sentrix Array Matrix, for SNP genotyping. The Sentrix Array Matrix uses a universal format that allows it to analyze any set of SNPs. We have also developed reagent kits based on GoldenGate assay protocols and the BeadArray Reader, a laser scanner, which is used to read our array products.
      Depending on throughput and automation requirements, our customers can select the system configuration to best meet their needs. For production-scale throughput, our BeadLab would be appropriate, and for moderate-scale throughput, our BeadStation would be selected. Our BeadLab includes our BeadArray Reader, combined with LIMS, standard operating procedures and analytical software and fluid handling robotics. This production-scale system was commercialized in late 2002 and when installed, this system can routinely produce up to 1.4 million genotypes per day.

      The BeadStation, a system for performing moderate-scale genotyping designed to match the throughput requirements of individual research groups and core labs, was commercialized in late 2003. The BeadStation includes our BeadArray Reader and genotyping and/or gene expression analysis software. Our BeadStations are fully upgradeable to a full BeadLab through various steps that add automation, sample preparation equipment and LIMS capability.
      For use in SNP genotyping, both the BeadLab and BeadStation utilize GoldenGate assay reagents and our Array Matrices and will soon support a high-density version of our BeadChip. The Sentrix BeadChip allows simultaneous processing of 16 samples and uses identical content as the Sentrix Array Matrix.
      Also in 2003, we announced the availability of an assay set for genetic linkage analysis. This standard product has been deployed in our genotyping services operation and is also sold to customers who use our SNP genotyping systems. Genetic linkage analysis can help identify chromosomal regions with potential disease associations across a related set of samples.
      In 2004, we announced a new Sentrix BeadChip for whole-genome genotyping. This BeadChip will provide scientists the ability to interrogate over 100,000 SNPs located in high-value genetic regions of the human genome.

Gene Expression Profiling
      With the addition of application specific accessory kits, our production-scale BeadLabs and BeadStations are capable of performing a growing number of applications including gene expression profiling.
      In 2003, we introduced our focused set gene expression products on both the Sentrix Array Matrix and Sentrix BeadChip platforms. For high-throughput projects, our system includes a BeadArray Reader for imaging Sentrix Array Matrices and BeadChips, a hybridization chamber and software for data extraction. For research projects that require moderate throughput, a version of the Sentrix BeadChip analyzes eight samples in parallel and can be scanned on a portion of the installed base of Axon Instruments’ GenePixtm scanners. In addition, we have developed standard gene expression products for each of the human, mouse and arabidopsis genomes.
      In 2004, we announced the Sentrix Human-6 and HumanRef-8 Expression BeadChip products. Both products will allow large-scale expression profiling of multiple samples on a single chip and are imaged using our BeadArray Reader. The Human-6 BeadChip is designed to analyze six discrete whole-human-genome samples on one chip, interrogating in each sample approximately 48,000 transcripts from the estimated 30,000 genes in the human genome. The HumanRef-8 BeadChip product analyzes eight samples in parallel against 24,000 transcripts from the roughly 22,000 genes represented in the consensus RefSeq database, a well-characterized whole-genome subset used broadly in genetic analysis. We expect that these new gene expression BeadChips will dramatically reduce the cost of whole-genome expression analysis, allowing researchers to expand the scale and reproducibility of large-scale biological experimentation.
      In early 2005, we introduced the new DASL assay for generating gene expression profiles from RNA samples, including formalin-fixed, paraffin-embedded (FFPE) samples and other samples containing degraded RNAs. The DASL assay enables researchers to measure RNA abundance of over 500 genes in parallel per sample. We also released a standard DASL cancer panel. It has been estimated that there are over 400 million FFPE tissue samples archived in North America for cancer alone. Many of these samples represent known clinical outcomes which will yield important information when linked with underlying gene expression profiles. To date, degraded RNA samples have been reliably assayed only with expensive, low-multiplex approaches. Our DASL assay generates RNA profiles at high multiplex and at a low cost per sample as compared to existing technologies.

Scanning Instrumentation
      The BeadArray Reader, an instrument we developed, is a key component of both our production-scale BeadLab and our benchtop BeadStation. This scanning equipment uses a laser to read the results of experiments that are captured on our arrays and was designed to be used in all areas of genetic analysis that use our Sentrix Array Matrices and Sentrix BeadChips.

High-Throughput Synthesis
      We have put in place an oligonucleotide manufacturing facility that currently has the capability of producing approximately 20 million oligonucleotides per year. In addition to their use to coat beads, these oligonucleotides are components of the reagent kits for our BeadArray products and are used for assay development. Because our production capacity exceeds our internal needs, we began to offer oligonucleotides for sale to high volume users in 2001. We provide oligonucleotides in a wide range of lengths and in several scales, with the ability to add many types of modifications. We offer a range of quality control options and have implemented a laboratory information management system to control much of the manufacturing process. In 2003, we introduced the first standard product offerings in our Oligator product line, a whole-genome oligonucleotide reference set designed and optimized for spotted gene expression microarrays, and in 2004, we introduced a mouse genome oligo set, also for use on spotted gene expression arrays. We believe our Oligator technology is more cost effective than competing technologies, which has allowed us to market our oligonucleotides under a price leadership strategy while still achieving attractive gross margins. In 2005, in connection with a collaboration agreement with Invitrogen Corporation, we intend to implement fourth-generation Oligator technology which will further expand our production capabilities and extend our technology into tube-based oligo products.
Collaboration with Invitrogen Corporation
      In December 2004, we entered into a strategic collaboration with Invitrogen Corporation. Through this collaboration, we intend to expand our Oligator DNA synthesis technology and combine that capability with Invitrogen’s sales, marketing and distribution channels. Under the terms of the agreement, Invitrogen has agreed to pay us up to $3.4 million, which we plan to invest in our San Diego facility to enable implementation of fourth-generation Oligator technology and extend the technology into tube-based oligo products. In addition, the agreement provides for the transfer of our Oligator technology into two Invitrogen facilities outside North America. Profit from the sale of collaboration products will be divided equally between the two companies.
Research and Development
      We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our BeadArray and Oligator technologies and to support commercialization of the products and services derived from these technologies. These efforts include among others:

•	We enhanced the quality and manufacturing yield of our Sentrix Array Matrices and BeadChips. We are exploring ways to continue to increase the level of automation in the manufacturing process to further reduce the time and cost of producing arrays. We currently have the infrastructure in place to manufacture Sentrix Array Matrices and BeadChips in sufficient quantity to meet anticipated internal and external needs.

•	We introduced a number of initiatives in 2002 and 2003 to improve the yield and quality of our oligonucleotides while reducing cost substantially. By refining our understanding of the design and operation of our Oligator technology, we have been able to make numerous changes in our process, which we believe provides us a more cost effective system than competing technologies. Our oligonucleotide manufacturing facility currently has the capability of producing approximately 20 million oligonucleotides per year. In 2005, we intend to expand our Oligator technology under a collaboration agreement with Invitrogen Corporation. This expansion will enable implementation of fourth-generation Oligator technology and extend the technology into tube-based oligo products.

•	We have developed the BeadArray Reader, a laser scanning instrument that scans our Sentrix array platforms. Laser scanners provide the high sensitivity and resolution required to address the extremely dense geometries of our bead-based arrays. We made the first commercial shipments of our scanners in the first quarter of 2003 as part of our BeadLab.

•	We completed development of and launched our Direct Hyb and DASL gene expression assays on both array formats. We believe the combination of our gene expression products flexibility and low-per-sample cost will enable larger and more meaningful gene expression studies.

•	We have signed a definitive agreement to acquire CyVera Corporation, a company whose technology is highly complementary to our portfolio of products and services and upon closing of the transaction will become an integral part of our BeadArray technology. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker R&D and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing.

•	We have been exploring the underlying molecular biology and chemistry issues related to developing assays and performing experiments on our BeadArray platforms. By improving our processes and protocols, we have substantially increased the number of assays we can process simultaneously in a single sample on our arrays.
      Our research and development expenses for the fiscal years 2004, 2003 and 2002 (exclusive of charges relating to stock based compensation of $0.8 million, $1.3 million and $2.4 million, respectively) were $21.1 million, $22.5 million and $26.8 million, respectively. We expect research and development expense to increase in 2005 as compared to 2004 as we continue to expand our research and product development efforts.
Government Grants
      Government grants allow us to fund internal scientific programs and exploratory research. We retain ownership of all intellectual property and commercial rights generated during these projects, subject to a non-exclusive, non-transferable, paid-up license to practice, for or on behalf of the United States, inventions made with federal funds. This license is retained by the U.S. government as provided by applicable statutes and regulations. We do not believe that the retained license will have any impact on our ability to market our products, and we do not need government approval with respect to this license in order to enter into collaborations or other relationships with third parties. We are the recipient of a grant from the National Institutes of Health covering our participation in the first phase of the International HapMap Project, which is a $100.0 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. We could receive up to $9.1 million of funding for this project which covers basic research activities, the development of SNP assays and the genotyping to be performed on those assays. As of the end of 2004, we had approximately $0.7 million of funding remaining related to this project, which is expected to be received in early 2005.

Intellectual Property
      We have an extensive patent portfolio, including ownership of, or exclusive licenses to, 29 issued U.S. patents and 76 pending U.S. patent applications, including seven allowed applications that have not yet issued as patents, some of which derive from a common parent application. Our issued patents, which cover various aspects of our BeadArray, oligonucleotide synthesis and chemical detection technologies, expire between 2011 and 2020. We are seeking to extend this patent protection on our BeadArray, GoldenGate, Oligator, Sentrix and related technologies. We have received or filed counterparts for many of these patents and applications in one or more foreign countries.
      We also rely upon trade secrets, know-how, copyright and trademark protection, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our BeadArray, DASL, GoldenGate, Sentrix and Oligator technologies.
      We are party to various exclusive and non-exclusive license agreements with third parties, which grant us rights to use key aspects of our array technology, assay methods, chemical detection methods, reagent kits and scanning equipment. We have exclusive licenses from Tufts University to patents that cover our use of BeadArray technology. These patents were filed by Dr. David Walt, a member of our board of directors, the Chairman of our Scientific Advisory Board and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2020. In 2001, we entered into a non-exclusive license agreement with Amersham Biosciences that covers certain technology contained in our BeadArray Reader. In 2002, we obtained a non-exclusive license from Dade Behring Marburg GmbH that relates to certain components of our GoldenGate assay. We also have additional nonexclusive licenses from various third parties for other components of our products. In all cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation and require that we pay customary royalties while the agreement is in effect.
Marketing and Distribution
      Our current products address the genetic analysis portion of the life sciences market, in particular, experiments involving SNP genotyping and gene expression profiling. These experiments may be involved in many areas of biologic research including basic human disease research, pharmaceutical drug discovery and development, pharmacogenomics, toxicogenomics and agricultural research. Our potential customers include pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic or private research centers. The genetic analysis market is relatively new and emerging and its size and speed of development will be ultimately driven by, among other items:

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

      We market and distribute our products directly to customers in North America, major European markets, Japan and Singapore. In each of these areas we have dedicated sales, service and application support personnel responsible for expanding and managing their respective customer bases. In markets outside of these areas, primarily the Pacific Rim countries, we sell our products and provide services to customers through distributors that specialize in life science products. We expect to significantly increase our sales and distribution resources during 2005 and beyond as we launch a number of new products and expand the number of customers that can use our products.
      In late 2004, we entered into a strategic collaboration with Invitrogen Corporation with a goal of leveraging our strength in oligo synthesis with Invitrogen’s extensive sales, marketing and distribution channels. We expect to transition all responsibility for oligo sales, marketing and technical support to Invitrogen in 2005.
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
Competition
      Although we expect that our BeadArray products and services will provide significant advantages over currently available products and services, we expect to encounter intense competition from other companies that offer products and services for the SNP genotyping and gene expression markets. These include companies such as Aclara Biosciences (recently acquired by ViroLogic), Affymetrix, Agilent, Amersham Biosciences (recently acquired by GE Corp.), Applied Biosystems, Beckman Coulter, Caliper Technologies, Luminex, ParAllele Bioscience, Perlegen Sciences, Sequenom and Third Wave Technologies. Many of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we need to address and in some cases a large installed base of systems. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase in the future. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over the existing products. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies. Although we believe that our technology and products will offer advantages that will enable us to compete effectively with these companies, we cannot assure you that we will be successful.
Segment and Geographic Information
      We operate in one business segment, for the development, manufacture and commercialization of tools for genetic analysis. Our operations are treated as one segment as we only report operating results on an aggregate basis to chief operating decision makers of Illumina.

      During 2004, $26.4 million, or 52%, of our total revenues came from customers outside the United States, as compared to $14.4 million, or 51%, in 2003. We expect that sales to international customers will continue to be an important and growing source of revenues. We have sales support resources in Western Europe and direct sales offices in Japan and Singapore. In addition, we have distributor relationships in various countries in the Pacific Rim region.
      Information about the geographies in which we operate can be found in the Notes to Consolidated Financial Statements at Note 11, “Segment Information, Geographic Data and Significant Customers.”
Seasonality
      Historically, customer purchasing patterns have not shown significant seasonal variation, although demand for our products is usually lowest in the first quarter of the calendar year and highest in the fourth quarter of the calendar year as customers spend unused budget allocations before the end of the year.
Environmental Matters
      We are dedicated to the protection of our employees and the environment. Our operations require the use of hazardous materials which subject us to a variety of federal, state and local environmental and safety laws and regulations. We believe we are in material compliance with current applicable laws and regulations; however, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance.
Employees
      As of January 2, 2005, we had a total of 278 employees, 60 of whom hold Ph.D. degrees and 37 of such Ph.D. degreed employees are engaged in full-time research and development activities. None of our employees is represented by a labor union. We consider our employee relations to be positive.
Executive Officers
      Our executive officers as of February 28, 2005, are as follows:

Name	Age	Position

Jay T. Flatley	52	President, Chief Executive Officer and Director
David L. Barker, Ph.D.	63	Vice President, Chief Scientific Officer
Paulette D. Cabral	60	Vice President of Human Resources
David C. Douglas	50	Vice President of Manufacturing
Noemi C. Espinosa	46	Vice President of Intellectual Property
Robert C. Kain	44	Vice President of Engineering
Timothy M. Kish	53	Vice President, Chief Financial Officer
Arnold Oliphant, Ph. D	45	Vice President of Scientific Operations
Tristan B. Orpin	39	Vice President of Worldwide Sales
John R. Stuelpnagel, DVM	47	Founder, Senior Vice President, Chief Operating Officer and Director

      Jay T. Flatley has served as our President, Chief Executive Officer and a Director since October 1999. Prior to joining Illumina, Mr. Flatley was co-founder, President, Chief Executive Officer and a Director of Molecular Dynamics, a life sciences company, from May 1994 to September 1999. He served in various other positions with that company from 1987 to 1994. From 1985 to 1987, Mr. Flatley was Vice President of Engineering and Vice President of Strategic Planning at Plexus Computers, a UNIX computer company. Mr. Flatley also serves as a director at GenVault. Mr. Flatley holds a B.A. in Economics from Claremont McKenna College and a B.S. and M.S. in Industrial Engineering from Stanford University.
      David L. Barker, Ph.D., has served as our Vice President and Chief Scientific Officer since March 2000. Prior to joining us, Dr. Barker was Vice President and Chief Science Advisor at Amersham Pharmacia Biotech, a life sciences company, from September 1998 to March 2000. From May 1997 to September 1998, Dr. Barker was Vice President of Research and Business Development at Molecular Dynamics. From 1992 to 1997, he was Vice President of Scientific Development. From 1988 to 1995, he held various other positions with that company. Dr. Barker holds a B.S. in Chemistry from California Institute of Technology and received his Ph.D. in Biochemistry from Brandeis University.
      Paulette D. Cabral has served as our Vice President of Human Resources since March 2001. Prior to joining us, Ms. Cabral was the Vice President of Human Resources at Marimba, Inc., an internet infrastructure company, from July 2000 to February 2001. From December 1996 to July 2000, Ms. Cabral held various human resource positions at Molecular Dynamics; from 1999 to 2000, she was Vice President of Human Resources. Previous to that she held various positions at Acuson Corporation and Spectra Physics. Ms. Cabral holds a B.A. in Sociology from San Jose State University.
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
      John R. Stuelpnagel, D.V.M., one of our founders, is our Senior Vice President and Chief Operating Officer and has been a director since April 1998. From October 1999 to April 2002, he served as our Vice President of Business Development. From April 1998 to October 1999, he served as our acting President and Chief Executive Officer and was acting Chief Financial Officer through April 2000. While founding Illumina, Dr. Stuelpnagel was an associate with CW Group, a venture capital firm, from June 1997 to September 1998 and with Catalyst Partners, a venture capital firm, from August 1996 to June 1997. Dr. Stuelpnagel received his B.S. in Biochemistry and his Doctorate in Veterinary Medicine from the University of California, Davis and his M.B.A. from the University of California, Los Angeles.

Item 2.	Properties.
      Our principal research and development, manufacturing and administrative facilities occupy approximately 90,000 square feet of three buildings located in San Diego, California, which we purchased, along with eight acres of adjacent land, in January 2002. In connection with this purchase we assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. In June 2004, we entered into a conditional agreement to sell our land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004, at which time the lease was signed. We expect that these facilities will be sufficient for our San Diego based operations for the foreseeable future.
      In February 2003, the Company began leasing approximately 3,300 square feet of office space in Tokyo and in January 2004, began leasing approximately 1,600 square feet of office space in Singapore. These facilities are used by local sales, marketing and field service personnel.

Item 3.	Legal Proceedings.
Termination-of-Employment Lawsuit
      In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. We recorded interest expense on the $7.7 million during the appeal based on the statutory rate. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004.

Litigation with Applera Corporation’s Applied Biosystems Group
      In December 2002, Applied Biosystems initiated a patent infringement suit and sought to compel arbitration of an alleged breach of the joint development agreement. In December 2002, we filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and moved to prevent the arbitration of our joint development agreement sought by Applied Biosystems. In January 2004, we notified Applied Biosystems that we were terminating the joint development agreement.
      In August 2004, we and Applera entered into a settlement and cross-license agreement. Under the terms of the agreement, we paid Applera a one-time payment of $8.5 million. The settlement agreement also provided for an exchange of royalty-free cross-licenses to certain intellectual property rights, termination of the joint development agreement, dismissal of the federal patent infringement action brought by Applied Biosystems, termination of the arbitration proceeding, and dismissal of our state court action against Applied Biosystems.
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
Affymetrix Litigation
      In July 2004, Affymetrix filed a complaint in the U.S. District Court for the District of Delaware alleging that certain of our products infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. In September 2004, we filed our answer and counterclaims to Affymetrix’ complaint, seeking declaratory judgments from the court that we do not infringe the Affymetrix patents and that such patents are invalid, and filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix and intend to vigorously defend ourselves against this suit. However, we cannot be sure we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations. While the parties have pending motions before the court, no trial date has yet been set for this case.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock has been quoted on the Nasdaq National Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low sales prices per share of the common stock as reported on the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

	2003

	High	Low

First Quarter	$4.01	$1.71
Second Quarter	4.25	1.75
Third Quarter	6.00	2.72
Fourth Quarter	9.00	5.09

	2004

	High	Low

First Quarter	$10.24	$6.50
Second Quarter	8.88	6.07
Third Quarter	7.22	4.23
Fourth Quarter	9.65	6.16
      At January 31, 2005, there were approximately 156 stockholders of record and the closing price per share of our common stock, as reported on the Nasdaq National Market on such date, was $9.69.
Sales of Unregistered Securities
      None.
Issuer Purchases of Equity Securities
      We currently have no plans or programs to repurchase shares of our stock. However, in September 2004, we repurchased shares of unvested stock in connection with the termination of an employee as set forth below.

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased Under the
	Shares	Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

September 1 to September 30, 2004	44,428	$0.28	N/A	N/A

Use of Proceeds
      On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through January 2, 2005, we have used approximately $19.5 million to purchase property, plant and equipment and approximately $44.4 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

Item 6.	Selected Financial Data.
      The following selected historical consolidated financial data have been derived from our audited consolidated financial statements. The balance sheet data as of January 2, 2005 and December 28, 2003 and statements of operations data for each of the three years in the period ended January 2, 2005 are derived from audited consolidated financial statements included in this Form  10-K. The balance sheet data as of December 29, 2002, December 30, 2001 and December 31, 2000 and statements of operations data for each of the two years in the period ended December 30, 2001 are derived from our audited consolidated financial statements that are not included in this report. You should read this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”
Statements of Operations Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,	December 30,	December 31,
	2005	2003	2002	2001	2000

	(In thousands, except per share data)
Revenue:
Product revenue	$40,497	$18,378	$4,103	$897	$42
Service revenue	8,075	6,496	3,305	99	—
Research revenue	2,011	3,161	2,632	1,490	1,267

Total revenue	50,583	28,035	10,040	2,486	1,309
Costs and expenses:
Cost of product revenue	11,572	7,437	1,815	489	—
Cost of service revenue	1,687	2,600	1,721	68	—
Research and development	21,114	22,511	26,848	20,735	13,554
Selling, general and administrative	25,080	18,899	9,099	5,663	4,193
Amortization of deferred compensation and other non- cash compensation charges	844	2,454	4,360	5,850	6,797
Litigation judgment (settlement), net	(4,201)	756	8,052	—	—

Total costs and expenses	56,096	54,657	51,895	32,805	24,544

Loss from operations	(5,513)	(26,622)	(41,855)	(30,319)	(23,235)
Interest income	941	1,821	3,805	6,198	4,722
Interest and other expense	(1,653)	(2,262)	(2,281)	(702)	(93)

Net loss...	$(6,225)	$(27,063)	$(40,331)	$(24,823)	$(18,606)

Net loss per share, basic and diluted	$(0.17)	$(0.85)	$(1.31)	$(0.83)	$(1.37)

Shares used in calculating net loss per share, basic and diluted	35,845	31,925	30,890	29,748	13,557

Balance Sheet Data

	January 2,	December 28,	December 29,	December 30,	December 31,
	2005	2003	2002	2001	2000

	(In thousands)
Cash, cash equivalents and current restricted cash and investments	$66,994	$32,882	$66,294	$93,786	$118,719
Working capital	64,643	32,229	58,522	91,452	126,260
Total assets	94,907	99,234	121,906	122,465	132,793
Long-term debt obligations	—	24,999	25,620	590	887
Accumulated deficit	(123,712)	(117,487)	(90,424)	(50,093)	(25,270)
Total stockholders’ equity	72,262	47,388	71,744	106,791	124,100
      See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      The following discussion and analysis should be read with “Selected Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion and analysis in this Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form  10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below as well as those discussed elsewhere.
Overview
      Illumina, Inc. was incorporated in April 1998. We develop and market next-generation tools for the large-scale analysis of genetic variation and function. Understanding genetic variation and function is critical to the development of personalized medicine, a key goal of genomics. Using our technologies, we have developed a comprehensive line of products that are designed to provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information is expected to correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients.
      In 2001, we began commercial sale of short pieces of DNA, or oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, which has allowed us to market our oligonucleotides under a price leadership strategy while still achieving attractive gross margins. In 2001, we also initiated our SNP genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping services contracts with many leading genotyping centers, and have been awarded $9.1 million from the National Institutes of Health to play a major role in the first phase of the International HapMap Project.

      Our production-scale BeadLab is based on the system we developed that has been operational in our genotyping service product line since 2001. In addition to our Sentrix Array Matrices, it includes the BeadArray Reader, a proprietary scanner that uses a laser to read the results of experiments captured on our arrays, as well as the GoldenGate SNP genotyping assay which can analyze up to 1536 SNPs per DNA sample. This system is being marketed to a small number of high throughput genotyping users. As of January 2, 2005, we have installed and recorded revenue for nine BeadLabs.
      In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of January 2, 2005, we have shipped 42 BeadStations.
      In 2004, we announced the launch of new Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis while allowing researchers to expand the scale and reproducibility of large-scale biological experimentation. The whole-genome genotyping BeadChip can be scaled to unlimited levels of multiplexing without compromising data quality and will provide scientists the ability to query hundreds of thousands of SNPs in parallel. In 2004, we also announced two new versions of the Sentrix Array Matrix designed for researchers who want to take advantage of our technology, but whose projects require fewer SNPs per sample than the number utilized on our standard 1536-plex array products.
      In late 2004, we announced a strategic collaboration with Invitrogen Corporation to synthesize and distribute oligos. Under the agreement, we intend to expand our Oligator DNA synthesis technology to include both plate and tube based capability and Invitrogen will be responsible for sales, marketing and technical support. Profits from sales of collaboration products will be divided equally between the two companies.
      In early 2005, we expanded our gene expression portfolio by announcing the launch of a new assay, DASL, for generating gene expression profiles from RNA samples including those containing partially degraded RNAs. We also announced a standard DASL cancer panel. Prior to our DASL assay, degraded RNA samples have been reliably assayed only with expensive, low-multiplex approaches.
      In February 2005, we signed a definitive agreement and plan of merger with CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera will become a wholly-owned subsidiary of Illumina. CyVera’s digital-microbead platform is highly complementary to our portfolio of products and services and upon closing of the transaction, will become an integral part of our BeadArray technology. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker R&D and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. The aggregate consideration for the transaction is $17.5 million, consisting of approximately 1.5 million shares of Illumina common stock and the payment of approximately $2.3 million of CyVera’s liabilities at the closing. The closing is subject to customary closing conditions and is expected to occur by the end of March 2005. We expect the first products based on CyVera’s technology to be available in the second half in 2006.
      We are seeking to expand our customer base for our BeadArray technology; however, we can give no assurance that our sales efforts will continue to be successful.

      Our revenues are subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect our customer ordering patterns. Approximately 30% of our revenues for the year 2004 resulted from transactions that were funded under the International HapMap Project. We currently expect that most of the activities under this grant involving the Company and its customers will be completed in early 2005. We expect that the planned commercial launch of our whole genome genotyping and gene expression arrays, combined with the continued expansion of our existing product lines, will offset the loss of revenues funded by the HapMap grant and will drive future revenue growth. However, any significant delays in the commercial launch of these new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.
      We have incurred substantial operating losses since our inception. As of January 2, 2005, our accumulated deficit was $123.7 million, and total stockholders’ equity was $72.3 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as charges of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result of the expected increase in expenses, we will need to increase revenue significantly to achieve profitability.
Critical Accounting Estimates

General
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires that management make estimates, assumptions and judgments with respect to the application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.
      Our significant accounting policies are described in Note 1 to our consolidated financial statements. Certain accounting policies are deemed critical if 1) they require an accounting estimate to be made based on assumptions that were highly uncertain at the time the estimate was made, and 2) changes in the estimate that are reasonably likely to occur, or different estimates that we reasonably could have used, would have a material effect on our consolidated financial statements.
      Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above.
      We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition
      Our sales are primarily from two sources: product revenue and services revenue. Product revenue consists of sales of oligonucleotides, arrays, assay reagents, genotyping systems and gene expression systems. Services revenue consists of revenue received for performing genotyping services and extended warranty sales. As described below, significant judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.
      We recognize revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (SAB) No. 104. Under SAB 104, revenue cannot be recorded until all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.
      Product delivery generally occurs when product is delivered to a common carrier or when the customer receives the product, depending on the nature of the arrangement and provided no significant obligations remain. BeadLabs are considered delivered upon shipment, installation, training and fulfillment of contractually defined acceptance criteria and we need to determine the completion of each of these deliverables before revenue can be recognized. Genotyping services are considered delivered generally at the time the genotyping data is delivered to the customer. We have been awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the first phase of the International HapMap Project. A portion of the services related to this project is considered delivered at the time the related costs are incurred while the remainder is considered delivered upon the delivery of genotyping data.
      In order to assess whether the price is fixed and determinable, we ensure there are no refund rights. If payment terms are based on future performance, we defer revenue recognition until the price becomes fixed and determinable. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of a payment is not reasonably assured, we defer revenue recognition until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates made in determining whether the criteria of SAB 104 have been met might result in a change in the timing or amount of revenue recognized.
      Sales of our genotyping and gene expression systems include a standard one year warranty. We also sell separately priced maintenance (extended warranty) contracts, which are generally for one or two years, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If we were to experience an increase in warranty claims or if costs of servicing our warrantied products were greater than our estimates, our gross margins could be adversely affected.
      While the majority of our sales agreements contain standard terms and conditions, we do enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We recognize revenue for delivered elements only when we believe the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.

      A third source of revenue, research revenue, consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. All revenues are recorded net of any applicable allowances for returns or discounts.

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze customer accounts, review the length of time receivables are outstanding and review historical loss rates. If the financial condition of our customers were to deteriorate, additional allowances could be required.

Inventory Valuation
      We record adjustments to inventory for potentially excess, obsolete or impaired goods in order to state inventory at net realizable value. We must make assumptions about future demand, market conditions and the release of new products that will supercede old ones. We regularly review inventory for excess and obsolete products and components, taking into account product life cycle and development plans, product expiration and quality issues, historical experience and our current inventory levels. If actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

Contingencies
      We are subject to legal proceedings primarily related to intellectual property matters. Based on the information available at the balance sheet dates and through consultation with our legal counsel, we assess the likelihood of any adverse judgments or outcomes of these matters, as well as the potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Currently we have no such reserves recorded. Any reserves recorded in the future may change due to new developments in each matter.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of FAS 123. While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard is effective for periods beginning after June 15, 2005, and we expect to adopt SFAS 123R on July 4, 2005.

      We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges which will increase our reported operating expenses; however, it will have no impact on our cash flows. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss under Stock-Based Compensation in Note 1 to our consolidated financial statements.
Results of Operations
      To enhance comparability, the following table sets forth audited Consolidated Statements of Operations data for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 stated as a percentage of total revenue.

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

Revenue
Product revenue	80%	66%	41%
Service revenue	16	23	33
Research revenue	4	11	26

Total revenue	100	100	100
Costs and expenses:
Cost of product revenue	23	27	18
Cost of service revenue	3	9	17
Research and development	41	80	267
Selling, general and administrative	50	67	91
Amortization of deferred compensation and other non-cash compensation charges	2	9	44
Litigation judgment (settlement), net	(8)	3	80

Total costs and expenses	111	195	517

Loss from operations	(11)	(95)	(417)
Interest income	2	6	38
Interest and other expense	(3)	(8)	(23)

Net loss	(12)%	(97)%	(402)%

Comparison of Years Ended January 2, 2005 and December 28, 2003
      Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended January 2, 2005 and December 28, 2003 are 53 and 52 weeks, respectively.

Revenue

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Product revenue	$40,497	$18,378	120%
Service revenue	8,075	6,496	24
Research revenue	2,011	3,161	(36)

Total revenue	$50,583	$28,035	80%

      Revenue for the years ended January 2, 2005 and December 28, 2003 was $50.6 million and $28.0 million, respectively. Product revenue increased to $40.5 million in 2004 from $18.4 million in 2003. The increase resulted almost entirely from sales of consumables used on our BeadLabs and BeadStations and sales of our benchtop BeadStations, offset by fewer sales of our production-scale BeadLabs. In 2003, we had no sales of BeadStations and we only began selling consumable products in May 2003.
      Service revenue increased to $8.1 million in 2004 from $6.5 million in 2003. Substantially all of this increase relates to SNP genotyping services performed for the International HapMap Project. We are the recipient of a grant from the National Institutes of Health covering our participation in the first phase of the International HapMap Project, which is a $100 million internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. We could receive up to $9.1 million of funding for this project which covers basic research activities, the development of SNP assays and the genotyping to be performed on those assays. We have recognized revenue under this grant of $8.4 million and, as of the end of 2004, we had approximately $0.7 million of funding remaining related to this project which is expected to be received in early 2005.
      Government grants and other research funding decreased to $2.0 million for the year ended January 2, 2005 from $3.2 million for the year ended December  28, 2003 primarily due to a decrease in internal research spending for our grant from the National Institutes of Health covering our participation in the International HapMap Project. We expect government grants to decline as a percentage of total revenues.
      To expand revenue in the future, we have recently launched a series of new products that we expect to begin selling in 2005. These include a new assay, DASL, for generating gene expression profiles from RNA samples including those containing partially degraded RNAs, two multi-sample whole genome gene expression BeadChips and a whole genome genotyping BeadChip. Our BeadLabs address a limited number of potential high throughput genotyping customers, and sales of these systems may decline in 2005 versus 2004. In addition, approximately 30% of our revenues for the year 2004 resulted from transactions that were funded under the International HapMap Project. We expect that most of the activities under this grant involving us and our customers will be completed in early 2005 and that revenue related to this project will decline in 2005 versus 2004. We expect the sales of the new products mentioned above, combined with increased sales of BeadStations and revenue generated from our collaboration with Invitrogen, to offset such declines and for overall revenues to increase above 2004 levels; however, we cannot assure you that we will be successful in these sales efforts.

Cost of Product and Service Revenue

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Cost of product revenue	$11,572	$7,437	56%
Cost of service revenue	$1,687	$2,600	(35)%
      Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue is included in research and development expense.
      Cost of product revenue increased to $11.6 million for the year ended January 2, 2005 from $7.4 million for the year ended December 28, 2003. Substantially all of this increase was driven by the sales of our BeadStations and consumables. Gross margin on product revenue increased to 71% in the year ended January 2, 2005, from 60% for the year ended December 28, 2003, due primarily to increased sales of higher margin consumable products, as well as efficiencies gained in oligo manufacturing.
      Cost of service revenue decreased to $1.7 million for the year ended January 2, 2005 from $2.6 million for the year ended December 28, 2003 and gross margin on service revenue increased to 79% in the year ended January 2, 2005, from 60% for the year ended December 28, 2003. This decrease in cost and increase in gross margin is due primarily to efficiencies gained in SNP genotyping services, as well as lower costs of oligos used in the genotyping services process.
      We expect product mix will continue to affect our future gross margins, and any increase in the proportion of consumable sales to total sales will continue to favorably affect our gross margins. However, we expect our market will become increasingly price competitive, and over the longer term, our margins may decline.

Research and Development Expenses

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Research and development	$21,114	$22,511	(6)%
      Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred. Research and development expenses decreased $1.4 million to $21.1 million for the year ended January 2, 2005 from $22.5 million for the year ended December  28, 2003. Approximately $0.9 million of the decrease is attributable to personnel related expenses and related lab supplies and the majority of the remaining $0.5 million is attributable to lower manufacturing-related resources needed to support research efforts and a decrease in depreciation expense.
      During the year ended January 2, 2005, the cost of BeadArray technology research activities decreased $0.4 million as compared to the year ended December 28, 2003. The decrease is primarily the result of completing the development of several products that were commercially launched in late 2003 and 2004 such as our BeadStation and focused gene set array products.
      Research to support our Oligator technology platform decreased $1.0 million in the year ended January 2, 2005 as compared to the year ended December 28, 2003. In the second quarter of 2003, we implemented additional Oligator manufacturing and software enhancements to expand capacity, increase throughput, and further reduce operating costs. In addition, as we increase our product sales, a smaller portion of our manufacturing resources are now used to support research efforts as compared to the same periods in 2003.

      We expect that our research and development expenses will increase in the near term due to the allocation to research and development of rent expense from the new lease on our building and increased spending levels for new product development. In addition, we expect an increase in research and development expenses in connection with our proposed acquisition of CyVera Corporation, which is expected to close in March 2005.
      Stock based compensation related to research and development employees and consultants was $0.3 million for the year ended January 2, 2005 as compared to $1.3 million for the year ended December 28, 2003.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Selling, general and administrative	$25,080	$18,899	33%
      Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $6.2 million to $25.1 million for the year ended January 2, 2005 from $18.9 million for the year ended December 28, 2003. Approximately $5.2 million of the increase is due to higher sales and marketing costs, of which $4.1 million is attributable to personnel related expenses and $0.7 million is attributable to an increase in facility related expenses. Approximately $1.0 million of the increase in selling, general and administrative expenses is related to general and administrative costs, of which $0.4 million is related to personnel related expenses, and the majority of the remaining $0.6 million is attributable to expenses associated with Sarbanes-Oxley compliance and our international expansion. We expect that our selling, general and administrative expenses will accelerate as we expand our staff, add sales and marketing infrastructure, incur additional costs to support the commercialization and support of an increasing number of products, and due to the allocation to selling, general and administrative of rent expense from the new lease on our building.
      Stock based compensation related to selling, general and administrative employees, directors and consultants was $0.5 million for the year ended January 2, 2005 as compared to $1.2 million for the year ended December 28, 2003.

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Amortization of deferred compensation and other stock- based compensation charges	$844	$2,454	(66)%
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
      We recorded amortization of deferred compensation of $0.8 million and $2.5 million for the years ended January 2, 2005 and December 28, 2003, respectively. We expect expenses related to stock based compensation to increase significantly beginning in the third quarter of 2005 as we implement the requirements of SFAS 123R. Although the adoption of SFAS 123R’s fair value method is expected to result in a significant increase in our reported operating expenses, it will have no impact on our cash flows. SFAS 123R is discussed further in “Recently Issued Accounting Standards” above and Note 1 to our consolidated financial statements.

Litigation Judgment (Settlement), net

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Litigation judgment (settlement), net	$(4,201)	$756	(656)%
      A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a jury verdict in a termination-of-employment lawsuit. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. During the appeal process, the court required us to incur interest charges on the judgment amount at statutory rates until the case was resolved. For the years ended January 2, 2005 and December 28, 2003 we recorded $0.6 million and $0.8 million, respectively, as litigation expense for such interest charges. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004.
      In 1999, we entered into a joint development agreement with Applied Biosystems Group, an operating group of Applera Corporation, under which the companies agreed to jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. In conjunction with the agreement, Applied Biosystems agreed to provide us with non-refundable research and development support of $10.0 million, all of which was provided by December 2001. As of December 28, 2003, this amount was recorded on our balance sheet as an advance payment from a former collaborator. In December 2002, Applied Biosystems initiated a patent infringement suit and sought to compel arbitration of an alleged breach of the joint development agreement. We initiated a suit in state court seeking to enjoin the arbitration and alleged that Applied Biosystems had breached the joint development agreement. In August 2004, we entered into a settlement and cross-license agreement with Applera. As a result of the settlement, we removed the $10.0 million liability from our balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement.

Interest Income

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Interest income	$941	$1,821	(48%	)

      Interest income on our cash and cash equivalents and investments was $0.9 million and $1.8 million for the years ended January 2, 2005 and December 28, 2003, respectively. The decrease is due to lower effective interest rates, partially offset by higher average cash balances.

Interest and Other Expense

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003	Change

	(In thousands)
Interest and other expense	$1,653	$2,262	(27%	)
      Interest and other expense primarily consists of interest expense, which was $1.4 million and $2.2 million for the years ended January 2, 2005 and December 28, 2003, respectively. Interest expense relates primarily to a $26.0 million fixed rate loan which was paid off in August 2004 in connection with the sale of our San Diego facilities.
      In the year ended January 2, 2005, we recorded approximately $150,000 in losses due to foreign currency transactions as compared to approximately $5,000 in gains, for the year ended December 28, 2003. Estimated foreign income taxes were approximately $135,000 and $45,000 for the years ended January 2, 2005 and December 28, 2003, respectively.

Provision for Income Taxes
      We incurred net operating losses for the years ended January 2, 2005 and December 28, 2003, and accordingly, we did not pay any U.S. federal or state income taxes. We have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain. As of January 2, 2005, we had net operating loss carryforwards for federal and state tax purposes of approximately $86.5 million and $39.1 million, respectively, which begin to expire in 2018, unless previously utilized.
      We also had U.S. federal and state research and development tax credit carryforwards of approximately $3.1 million and $3.0 million, respectively, which begin to expire in 2018, unless previously utilized.
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

      Revenue for the years ended December 28, 2003 and December 29, 2002 was $28.0 million and $10.0 million, respectively. Product revenue increased to $18.4 million in 2003 from $4.1 million in 2002. The increase resulted almost entirely from the first sales of our BeadLab, with six systems sold in the year ended December 28, 2003, along with sales of consumables that are used on these systems. Prior to 2003 we had no sales of BeadLabs or consumable products. SNP genotyping service revenue increased to $6.5 million in 2003 from $3.3 million in 2002. Substantially all of this increase relates to genotyping services performed for the International HapMap Project, which commenced in 2003. Government grants and other research funding increased to $3.2 million for the year ended December 28, 2003 from $2.6 million for the year ended December 29, 2002 due to an increase in the number of grants received.

Cost of Product and Service Revenue

	Year Ended	Year Ended
	December 28,	December 29,
	2003	2002	Change

	(In thousands)
Cost of product revenue	$7,437	$1,815	310%
Cost of service revenue	$2,600	$1,721	51%
      Cost of product revenue increased to $7.4 million the year ended December  28, 2003 from $1.8 million for the year ended December 29, 2002. Substantially all of this increase was driven by the sales of our BeadLabs and consumables, of which we had none in 2002. Gross margin on product revenue increased to 60% in the year ended December 28, 2003, from 56% for the year ended December  29, 2002. This increase is due primarily to increased sales of higher margin products such as array matrices and assay reagents.
      Cost of service revenue increased to $2.6 million the year ended December  28, 2003 from $1.7 million for the year ended December 29, 2002. Substantially all of this increase was driven by the higher level of SNP genotyping service revenue in 2003 as compared to 2002. Gross margin on service revenue increased to 60% in the year ended December 28, 2003, from 48% for the year ended December 29, 2002 due primarily to efficiencies gained in SNP genotyping services.

Research and Development

	Year Ended	Year Ended
	December 28,	December 29,
	2003	2002	Change

	(In thousands)
Research and development	$22,511	$26,848	(16%	)
      Research and development expenses decreased $4.3 million to $22.5 million for the year ended December 28, 2003 from $26.8 million for the year ended December 29, 2002.
      During the year ended December 28, 2003, the cost of BeadArray technology research activities decreased $3.8 million as compared to the year ended December 29, 2002. The decrease occurred primarily as a result of completing the development of new products launched in 2003. In addition, as we completed development efforts and increased our array-driven product sales, a smaller portion of our manufacturing resources was charged to research and development expense in 2003 than in 2002.
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

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Year Ended	Year Ended
	December 28,	December 29,
	2003	2002	Change

	(In thousands)
Amortization of deferred compensation and other stock-based compensation charges	$2,454	$4,360	(44%	)
      In connection with the grant of stock options and sale of restricted common stock to employees, founders and directors through July 27, 2000, we recorded deferred compensation of approximately $17.6 million. We recorded amortization of this deferred compensation of $2.5 million and $4.4 million for the years ended December 28, 2003 and December 29, 2002, respectively.

Litigation Judgment (Settlement), net

	Year Ended	Year Ended
	December 28,	December 29,
	2003	2002	Change

	(In thousands)
Litigation judgment (settlement), net	$756	$8,052	(91%	)
      A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a jury verdict in a termination-of-employment lawsuit. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. During the appeal process, the court required us to incur interest charges on the judgment amount at statutory rates until the case was resolved. For the years ended December 28, 2003 and December 29, 2002, we recorded $0.8 million and $0.4 million, respectively, as litigation expense for such interest charges.

Interest Income

	Year Ended	Year Ended
	December 28,	December 29,
	2003	2002	Change

	(In thousands)
Interest income	$1,821	$3,805	(52%	)

      Interest income on our cash and cash equivalents and investments was $1.8 million and $3.8 million for the years ended December 28, 2003 and December 29, 2002, respectively. The decrease is due to lower average levels of invested funds and lower effective interest rates.

Interest and Other Expense

	Year Ended	Year Ended
	December 28,	December 29,
	2003	2002	Change

	(In thousands)
Interest and other expense	$2,262	$2,281	(1%	)
      Interest expense was $2.2 million and $2.3 million for the years ended December 28, 2003 and December 29, 2002, respectively. Interest expense relates primarily to a $26.0 million fixed rate loan related to the purchase of our new facility during the first quarter of 2002.
Liquidity and Capital Resources

Cashflow

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Net cash used in operating activities	$(19,574)	$(18,256)	$(25,593)
Net cash provided by (used in) investing activities	57,022	28,468	(2,641)
Net cash provided by financing activities	4,875	216	26,106
Effect of foreign currency translation	1	—	—

Net increase (decrease) in cash and cash equivalents	$42,324	$10,428	$(2,128)

      As of January 2, 2005, we had cash, cash equivalents and investments (including restricted cash and investments of $12.2 million) of approximately $67.0 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities, with strong credit ratings or short maturity mutual funds providing similar financial returns.
      Our operating activities used cash of $19.6 million in the year ended January 2, 2005, as compared to $18.3 million in the year ended December 28, 2003. Net cash used in operating activities in the year ended January 2, 2005 was primarily the result of a net loss from operations of $6.2 million, the payment of an $8.5 million legal settlement, as described under “Litigation Judgment (Settlement), net” above, a $7.2 million increase in accounts receivable due to increased sales and a $2.0 million increase in other assets primarily for the security deposit for the building lease, reduced by non-cash charges of $4.0 million for depreciation and amortization. Net cash used in operating activities in the year ended December 28, 2003 was primarily the result of a net loss from operations of $27.1 million reduced by non-cash charges of $4.5 million for depreciation and amortization and non-cash charges of $2.5 million for amortization of deferred stock compensation.
      Our investing activities provided cash of $57.0 million in the year ended January 2, 2005 as compared to $28.5 million in the year ended December 28, 2003. Cash provided in investing activities in the year ended January 2, 2005 was due to $40.7 million in proceeds from the sale of our land and buildings, net of fees, and $19.8 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $3.4 million for the purchase of property and equipment. Cash provided in investing activities in the year ended December  28, 2003 was due primarily to $30.5 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $2.0 million for the purchase of property and equipment.

      Our financing activities provided $4.9 million in the year ended January  2, 2005 as compared to $0.2 million in the year ended December 28, 2003. Cash provided in financing activities in the year ended January 2, 2005 was due primarily to proceeds from the issuance of common stock, including $28.7 million of net proceeds from the sale of approximately 4.6 million shares of our common stock in May 2004, offset by the $25.2 million in long term debt we paid off in connection with the sale of our land and buildings. Cash provided in financing activities in the year ended December 28, 2003 was primarily due to proceeds from the issuance of common stock reduced by payments on long-term debt and equipment financings.
      In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. As a result of our decision to appeal the ruling, we filed a surety bond with the court in October 2002 of 1.5 times the judgment amount, or approximately $11.3 million. Under the terms of the bond, we were required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, we were required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds were restricted from use for corporate purposes. A judgment was rendered in December 2004 and a $5.9 million payment was made in early 2005 at which time the restricted funds were released.
      As of January 2, 2005, we had funding remaining under existing NIH grants of approximately $1.5 million, including $0.7 million available under the International HapMap Project. All of these amounts are expected to be paid in 2005, subject to the actual amount of activities we perform under these grants.
      Based on our current operating plans, we expect that our current cash and cash equivalents, investments, revenues from sales and funding from grants will be sufficient to fund our anticipated operating needs for at least 24 months. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the current time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding within this 24 month time frame. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.
      In December, 2003, we filed a shelf registration statement that would allow us to raise up to $65 million of funding through the sale of common stock in one or more transactions. In May 2004, we raised approximately $28.7 million, net of offering expenses, through the sale of our common stock under this shelf registration statement. We currently do not have plans to raise additional funds under this registration statement.

Off-Balance Sheet Arrangements and Contractual Obligations
      We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January  2, 2005, we are not involved in any SPE transactions.

      In January 2002, we purchased two newly constructed buildings and assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. In June 2004, we entered into a conditional agreement to sell our land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, we received $15.5 million in net cash proceeds. We removed the land and net book value of the buildings of $36.9 million from our balance sheet and are recording the resulting $3.7 million gain on the sale of the property over the ten year lease term in accordance with SFAS 13, Accounting for Leases. Under the terms of the lease, we made a $1.9 million security deposit and are paying monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year.
      We also lease office space under non-cancelable operating leases that expire at various times through January 2007. These leases contain renewal options ranging from 2 to 3 years.
      As of January 2, 2005, our enforceable and legally binding contractual obligations are (in thousands):

	Payments Due by Period

		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Operating leases	$43,225	$4,251	$8,502	$8,576	$21,896

Total	$43,225	$4,251	$8,502	$8,576	$21,896

      The above table does not include orders for goods and services entered into in the normal course of business that are not enforceable or legally binding.
Factors Affecting Our Operating Results
      Our business is subject to various risks, including those described below. In addition to the other information included in this Form 10-K, the following issues could adversely affect our operating results or our stock price.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services.
      Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. While we recently settled our litigation with Applera Corporation’s Applied Biosystems Group in August 2004, Affymetrix filed a complaint against us in July 2004, alleging infringement of six of its patents, and other third parties have or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties have or may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability. If we cannot continuously develop and commercialize new products, our revenues may not grow as intended.
      We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, Affymetrix recently released a 100k SNP genotyping chip and has announced a 500k chip which will compete with our SNP genotyping service and product offerings and several competitors have begun selling a single chip for whole human genome expression which may compete with our gene expression product offerings. One or more of our competitors may render our technology obsolete or uneconomical. Our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

We have generated only moderate amounts of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.
      We have incurred net losses since our inception and expect to continue to incur net losses at least through early 2005. At January 2, 2005 our accumulated deficit was approximately $123.7 million, and we incurred a net loss of $6.2 million for the year ended January 2, 2005. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.
      We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. Sales of our genotyping and gene expression systems only began in 2003, and some of our other technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting similarly situated companies developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale and we currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or price that enables us to compete effectively in the marketplace. Problems frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services.
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
      We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We have only recently begun manufacturing products on a commercial-scale and, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, may prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

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
      Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the filing, prosecution and enforcement of patent claims, the outcome of our legal proceedings with Affymetrix and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding within this timeframe. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.
      We currently have no credit facility or committed sources of capital available as of January 2, 2005. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.
      We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer, David Barker, our vice president and chief scientific officer, and John Stuelpnagel, our senior vice president and chief operating officer. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, Timothy Kish, our chief financial officer, has informed us of his intention to resign in the second quarter of 2005. Mr. Kish continues in his role as chief financial officer, and we are currently conducting a search for his successor. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.
      Our planned activities will require additional expertise in specific industries and areas applicable to the products developed through our technologies, including the life sciences and healthcare industries. Thus, we will need to add new personnel, including management, and develop the expertise of existing management. The failure to do so could impair the growth of our business.

We may encounter difficulties in integrating future acquisitions and that could adversely affect our business.
      We have recently signed a definitive agreement to acquire CyVera Corporation and may in the future acquire technology, products or businesses related to our current or future business. Our acquisition of CyVera is expected to close in March 2005; however, the closing is subject to satisfaction of customary closing conditions, and we cannot assure you this transaction will close in this timeframe or at all. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. In connection with the CyVera acquisition, we will assume certain liabilities and hire certain employees of CyVera, which is expected to result in an increase in research and development expenses. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

A significant portion of our sales are to international customers.
      Approximately 52% of our revenues for the year ended January 2, 2005 were derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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
      Our revenues are subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses. Approximately 30% of our revenues for the year 2004 resulted from transactions that were funded under the International HapMap Project. We currently expect that most of the activities under this grant involving the Company and its customers will be completed in early 2005. Although we expect that the loss of revenues resulting from the completion of the HapMap grant may be offset by the planned commercial launch of our whole genome genotyping and gene expression arrays, combined with the continued expansion of our existing product lines, any significant delays in the commercial launch of these products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.

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

      Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. In July 2004, we began hedging significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at January 2, 2005 was approximately $4.0 million. These contracts had a fair value of approximately $0.2 million, representing an unrealized loss, and were included in other current liabilities at January 2, 2005. As of January 2, 2005, all contracts were set to expire at various times through July 29, 2005 and are with reputable bank institutions. For the year ended January 2, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of approximately $0.3 million. We have hedged all significant firm commitments denominated in foreign currencies, and as a result, any increase or decrease in the exchange rates of these commitments would have no net effect to our balance sheet or our results of operations.

Item 8.	Financial Statements and Supplementary Data.
      The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated herein by reference.
      Our fiscal year is 52 or 53 weeks ending on the Sunday closest to December 31, with quarters of 13 or 14 weeks ending on the Sunday closest to March 31, June 30 and September 30. The years ended January 2, 2005 and December 28, 2003 are 53 and 52 weeks, respectively.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

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

      We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of January 2, 2005. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during the fourth quarter of 2004.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in their report which is included on page F-3 herein.

Item 9B.	Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2005.
      (b) Identification of Executive Officers. Information concerning our executive officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
      (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Securities Exchange Act” contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2005.
      (d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2005.
Code of Ethics
      We have adopted a code of ethics for our directors, officers and employees, which is available on our website at www.illumina.com in the Corporate Governance section under “Investors”. The information on our website is not incorporated by reference into this report.

Item 11.	Executive Compensation.
      Information concerning executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “Ownership of Securities” contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2005.

Equity Compensation Plan Information
      The following table presents information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of January 2, 2005. We currently have two equity compensation plans, the 2000 employee stock purchase plan and the 2000 stock plan; prior to our initial public offering we granted options under the 1998 stock incentive plan. All of these plans have been approved by our stockholders. Options outstanding include options granted under both the 1998 stock incentive plan and the 2000 stock plan.

(c) Number of
Securities
Remaining
Available for
Future Issuance
	(a) Number of		Under Equity
	Securities to be	(b) Weighted-	Compensation
	Issued Upon	Average	Plans (Excluding
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Reflected in
Plan Category	Options	Options	Column (a))

Equity compensation plans approved by security holders	6,206,020	$6.99	5,964,649
Equity compensation plans not approved by security holders	—	$—	—
Total	6,206,020	$6.99	5,964,649
      Please refer to Note 6 in notes to consolidated financial statements included in our annual report on Form 10-K for the year ended January 2, 2005 for a description of our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.
      Information concerning certain relationships and related transactions is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Executive Compensation and Other Information” and “Certain Transactions” contained in our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2005.

Item 14.	Principal Accounting Fees and Services.
      Information concerning principal accounting fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Independent Auditors” contained in our Definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) The following documents are filed as a part of this report:
      (1) Consolidated Financial Statements:
      (3) Exhibits:

Exhibit
Number		Description of Document

2	.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.
3	.1(2)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Bylaws.
3	.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).
4	.1(1)	Specimen Common Stock Certificate.
4	.2(1)	Amended and Restated Investors Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.
4	.3(5)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.
+10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
+10	.2(1)	1998 Incentive Stock Plan.
+10	.3(2)	2000 Employee Stock Purchase Plan (Filed as Exhibit 99.2).
10	.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for Illumina’s principal offices.
10	.5(1)	Joint Development Agreement dated November 1999 between Registrant and PE Corporation (with certain confidential portions omitted).
10	.6(1)	Asset Purchase Agreement dated November 1998 between Registrant and nGenetics, Inc. (with certain confidential portions omitted).
10	.7(1)	Asset Purchase Agreement dated March 2000 between Registrant and Spyder Instruments, Inc. (with certain confidential portions omitted).

Exhibit
Number		Description of Document

10	.8(1)	License Agreement dated May 1998 between Tufts and Registrant (with certain confidential portions omitted).
10	.9(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.
+10	.10(3)	2000 Stock Plan (Filed as Exhibit 99.1).
10	.11(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10	.12(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10	.13(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).
10	.14(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.
10	.15(7)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.
10	.16(7)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10	.17(7)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10	.18(8)	Replacement Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10	.19(8)	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Company, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10	.20(8)	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

Exhibit
Number		Description of Document

+10	.21(8)	2000 Employee Stock Purchase Plan as amended on March 21, 2002.
+10	.22(8)	2000 Stock Plan as amended on March 21, 2002.
10	.23(9)	License Agreement dated January 2002 between Amersham Biosciences Corp. and Registrant (with certain confidential portions omitted).
10	.24(10)	License Agreement dated June 2002 between Dade Behring Marburg GmbH and Registrant (with certain confidential portions omitted).
10	.25(11)	Purchase and Sale Agreement and Escrow Instructions dated June 18, 2004 between Bernardo Property Advisors, Inc. and Registrant.
10	.26(12)	Single Tenant Lease dated August 18, 2004 between BioMed Realty Trust Inc. and Registrant.
10	.27(12)	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Registrant (with certain confidential portions omitted).
10.28		Collaboration Agreement dated December 17, 2004 between Invitrogen Incorporated and Registrant (confidential treatment has been requested with respect to certain portions of this exhibit).
10.29		Forms of Stock Option Agreement under 2000 Stock Plan.
14	(10)	Code of Ethics.
21		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Timothy M. Kish pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Timothy M. Kish pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 +     Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-8 filed March 29, 2001.

(4)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(6)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended September 30, 2001 filed November 14, 2001.

(8)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2002 filed May 13, 2002.

(9)	Incorporated by reference to the same numbered exhibit filed with Amendment No. 1 to our Registration Statement on Form S-3 (333-111496) filed March 2, 2004.

(10)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 28, 2003.

(11)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 27, 2004 filed August 6, 2004.

(12)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended October 3, 2004 filed November 12, 2004.
Supplemental Information
      No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2005.

Illumina, Inc.

By:	/s/ Jay T. Flatley

Jay T. Flatley
President and Chief Executive Officer
March 8, 2005
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

/s/ Jay T. Flatley Jay T. Flatley	President and Chief Executive Officer Director (Principal Executive Officer)	March 8, 2005

/s/ Timothy M. Kish Timothy M. Kish	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2005

/s/ John R. Stuelpnagel John R. Stuelpnagel	Senior Vice President and Chief Operating Officer Director	March 8, 2005

/s/ Daniel M. Bradbury Daniel M. Bradbury	Director	March 8, 2005

/s/ Karin Eastham Karin Eastham	Director	March 8, 2005

/s/ R. Scott Greer R. Scott Greer	Director	March 8, 2005

/s/ William H. Rastetter William H. Rastetter	Director	March 8, 2005

/s/ David R. Walt David R. Walt	Director	March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Illumina, Inc.
      We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. at January 2, 2005 and December 28, 2003, and the results of its operations and its cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Illumina, Inc.’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Illumina, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Illumina, Inc. maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Illumina, Inc. maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Illumina, Inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 of Illumina, Inc. and our report dated February 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 16, 2005

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
	2005	2003

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,789	$12,465
Investments, available for sale	—	20,317
Restricted cash and investments	12,205	100
Accounts receivable, net	11,891	4,549
Inventory, net	3,807	2,022
Prepaid expenses and other current assets	999	965

Total current assets	83,691	40,418
Property and equipment, net	8,574	45,777
Long-term restricted investments	—	12,191
Intangible and other assets, net	2,642	848

Total assets	$94,907	$99,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,684	$2,030
Accrued liabilities	10,407	5,540
Litigation judgment	5,957	—
Current portion of long-term debt	—	366
Current portion of equipment financing	—	253

Total current liabilities	19,048	8,189
Long-term debt, less current portion	—	24,999
Advance payment from former collaborator	—	10,000
Litigation judgment	—	8,658
Deferred gain on sale of land and building	3,218	—
Other long term liabilities	379	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 120,000,000 shares authorized, 38,120,685 shares issued and outstanding at January 2, 2005, 32,886,693 shares issued and outstanding at December 28, 2003	381	329
Additional paid-in capital	195,653	165,314
Deferred compensation	(156)	(1,103)
Accumulated other comprehensive income	96	335
Accumulated deficit	(123,712)	(117,487)

Total stockholders’ equity	72,262	47,388

Total liabilities and stockholders’ equity	$94,907	$99,234

See accompanying notes.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands except per share amounts)
Revenue
Product revenue	$40,497	$18,378	$4,103
Service revenue	8,075	6,496	3,305
Research revenue	2,011	3,161	2,632

Total revenue	50,583	28,035	10,040
Costs and expenses:
Cost of product revenue	11,572	7,437	1,815
Cost of service revenue	1,687	2,600	1,721
Research and development	21,114	22,511	26,848
Selling, general and administrative	25,080	18,899	9,099
Amortization of deferred compensation and other stock-based compensation charges	844	2,454	4,360
Litigation judgment (settlement)	(4,201)	756	8,052

Total costs and expenses	56,096	54,657	51,895

Loss from operations	(5,513)	(26,622)	(41,855)
Interest income	941	1,821	3,805
Interest and other expense	(1,653)	(2,262)	(2,281)

Net loss	$(6,225)	$(27,063)	$(40,331)

Net loss per share, basic and diluted	$(0.17)	$(0.85)	$(1.31)

Shares used in calculating net loss per share, basic and diluted	35,845	31,925	30,890

The composition of stock-based compensation is as follows:
Research and development	$348	$1,289	$2,399
Selling, general and administrative	496	1,165	1,961

	$844	$2,454	$4,360

See accompanying notes.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balance at December 30, 2001	32,234	322	163,896	(8,083)	749	(50,093)	106,791
Issuance of common stock for cash, net of repurchased shares	266	3	693	—	—	—	696
Amortization of deferred compensation	—	—	—	4,360	—	—	4,360
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(106)	106	—	—	—
Comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	228	—	228
Net loss	—	—	—	—	—	(40,331)	(40,331)

Comprehensive loss							(40,103)

Balance at December 29, 2002	32,500	325	164,483	(3,617)	977	(90,424)	71,744
Issuance of common stock for cash	408	4	899	—	—	—	903
Repurchase of restricted common stock	(21)	—	(8)	—	—	—	(8)
Amortization of deferred compensation	—	—	12	2,442	—	—	2,454
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(72)	72	—	—	—
Comprehensive loss:
Unrealized gain on available-for sale securities	—	—	—	—	(702)	—	(702)
Foreign currency translation adjustment	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	(27,063)	(27,063)

Comprehensive loss							(27,705)

Balance at December 28, 2003	32,887	329	165,314	(1,103)	335	(117,487)	47,388
Issuance of common stock for cash	5,278	53	30,454	—	—	—	30,507
Repurchase of restricted common stock	(44)	(1)	(12)	—	—	—	(13)
Amortization of deferred compensation	—	—	—	844	—	—	844
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(103)	103	—	—	—
Comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	(305)	—	(305)
Unrealized loss on hedging contracts	—	—	—	—	(46)	—	(46)
Foreign currency translation adjustment	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(6,225)	(6,225)

Comprehensive loss							(6,464)

Balance at January 2, 2005	38,121	$381	$195,653	$(156)	$96	$(123,712)	$72,262

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Cash flows from operating activities
Net loss	$(6,225)	$(27,063)	$(40,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,956	4,545	4,531
Loss on disposal of property and equipment	—	175	—
Amortization of premium on investments	354	432	609
Amortization of deferred compensation and other stock-based compensation charges	844	2,454	4,360
Amortization of gain on sale of land and building	(156)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,202)	(1,296)	(2,878)
Inventory	(1,785)	277	(1,328)
Prepaid expenses and other current assets	(29)	8	155
Other assets	(2,041)	(151)	211
Accounts payable	697	260	(205)
Accrued liabilities	1,958	1,742	1,262
Accrued litigation judgment	567	606	8,052
Other long term liabilities	(512)	(245)	(31)
Advance payment from former collaborator	(10,000)	—	—

Net cash used in operating activities	(19,574)	(18,256)	(25,593)
Cash flows from investing activities
Purchases of available-for-sale securities	(6,603)	(1,940)	(116,568)
Sales and maturities of available-for-sale securities	26,348	32,456	141,551
Proceeds from sale of land and building, net of fees	40,667	—	—
Purchase of property and equipment	(3,355)	(2,032)	(26,830)
Acquisition of intangible assets	(35)	(16)	(794)

Net cash provided by (used in) investing activities	57,022	28,468	(2,641)
Cash flows from financing activities
Proceeds from long-term debt	—	—	26,000
Payments on long-term debt	(25,387)	(342)	(293)
Payments on equipment financing	(232)	(337)	(297)
Proceeds from issuance of common stock	30,507	904	696
Repurchase of common stock	(13)	(9)	—

Net cash provided by financing activities	4,875	216	26,106

Effect of foreign currency translation on cash and cash equivalents	1	—	—

Net increase (decrease) in cash and cash equivalents	42,324	10,428	(2,128)
Cash and cash equivalents at beginning of the year	12,465	2,037	4,165

Cash and cash equivalents at end of the year	$54,789	$12,465	$2,037

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,368	$2,222	$2,263

See accompanying notes.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business
      Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company develops and markets next-generation tools for the large-scale analysis of genetic variation and function. Using the Company’s technologies, it has developed a comprehensive line of products that are designed to provide the throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information is expected to correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients.

Basis of Presentation
      The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year
      The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended January 2, 2005 and December  28, 2003 are 53 and 52 weeks, respectively.

Use of Estimates
      The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents are comprised of highly liquid investments with a remaining maturity of less than three months from the date of purchase.

Investments
      The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests its excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method. Gross realized gains totaled $453,750, $342,693 and $810,201 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Gross realized losses totaled $891, $141 and $27,467 for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash and Investments
      At January 2, 2005, restricted cash and investments consist of corporate debt securities that are used as collateral against a letter of credit and a $100,000 bond deposit with the San Diego Superior Court related to the Applied Biosystems litigation (see Note 7). At December 28, 2003, the restricted investments used as collateral against the letter of credit were classified as long term.

Fair Value of Financial Instruments
      The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate fair value. The Company enters into foreign currency exchange forward contracts to minimize its exposure to foreign currency exchange fluctuations and accounts for these derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities as described more fully in Note 3.

Accounts and Notes Receivable
      Trade accounts receivable are recorded at net invoice value and notes receivable are recorded at contractual value plus earned interest. Interest income on notes receivable is recognized according to the terms of each related agreement. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured. The Company also reserves a percentage of the net trade receivable balance based on collection history. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed.

Concentrations of Risk
      Cash equivalents, investments and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Most of the Company’s cash and cash equivalents as of January 2, 2005 are deposited with financial institutions in the United States and Company policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the U.S. Government. The Company has historically not experienced significant credit losses from accounts receivable. The Company performs a regular review of customer activity and associated credit risks and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.
      The Company’s products require customized components that currently are available from a limited number of sources. The Company obtains certain key components included in its products from single vendors. No assurance can be given that these or other product components will be available in sufficient quantities at acceptable costs in the future.
      Approximately 52% of the Company’s revenues for the year ended January 2, 2005 were derived from customers outside the United States. International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed and the Company’s foreign currency hedging program.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. Provisions for slow moving, excess and obsolete inventories are provided based on product life cycle and development plans, product expiration and quality issues, historical experience and inventory levels.

Property and Equipment
      Property and equipment are stated at cost, subject to review of impairment, and depreciated over the estimated useful lives of the assets (generally three to seven years for equipment) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

Intangible Assets
      Intangible assets consist of license agreements and acquired technology. In accordance with Accounting Principles Board (“APB”) Opinion No. 17, Accounting for Intangible Assets, intangible assets are recorded at cost. The rights related to one of the license agreements are amortized over its estimated useful life (five years) and will be fully amortized in fiscal year 2008. The rights related to other license agreements are amortized based on sales of related product and are expected to be fully amortized by the end of fiscal 2005. The cost of these license agreements was $844,450 and the Company has amortized $493,333 through January 2, 2005. Amortization expense related to license agreements for the years ending January 2, 2005, December 28, 2003 and December 29, 2002 was $300,000, $185,000 and $8,333, respectively.

Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company annually assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset and adjusts the value of the asset accordingly. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets recorded at January 2, 2005 will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through January 2, 2005.

Reserve for Product Warranties
      The Company generally provides a one year warranty on genotyping and gene expression systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of revenue.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      The Company records revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin No. 104 (“SAB 104”). Under SAB 104, revenue cannot be recorded until all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays, assay reagents, genotyping systems and gene expression systems. Service revenue consists of revenue received for performing SNP genotyping services and for extended warranty sales.
      Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab revenue is recognized when earned, which is generally upon shipment, installation, training and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The Company has been awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the first phase of the International HapMap Project. A portion of the revenue from this project is earned at the time the related costs are incurred while the remainder of the revenue is earned upon the delivery of genotyping data. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. Some contracts entered into by the Company qualify as multiple element arrangements as defined by Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”
      The Company recognizes revenue for delivered elements only when the delivered element has stand-alone value, the fair values of undelivered elements are known, and there are no uncertainties regarding customer acceptance. All revenues are recognized net of applicable allowances for returns or discounts.

Shipping and Handling Expenses
      Shipping and handling expenses are included in cost of product revenue and totaled $180,208, $143,423 and $45,809 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development
      Expenditures relating to research and development are expensed in the period incurred.

Software Development Costs
      The Company applies Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, to capitalize costs related to marketed software. To date, the Company has only marketed software that is an incidental component to its SNP genotyping and gene expression systems. Accordingly, the Company capitalizes software costs that are incurred after the later of 1) the establishment of technological feasibility of the software or 2) the completion of all research and development activities for the other components of the product. Through January 2, 2005, the period between achieving either of these milestones and the general release date of the products has been very brief and software development costs thereafter were not significant. Accordingly, the Company has not capitalized any qualifying software development costs in the accompanying consolidated financial statements. The costs of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.
      The Company applies Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. For the years ended January 2, 2005 and December 28, 2003, the Company capitalized $26,650 and $93,693, respectively, in costs incurred to acquire and develop software associated with the implementation of its Enterprise Resource Planning and Laboratory Information Management systems. These costs are amortized over the estimated useful life of the software of seven years, beginning when the software is ready for its intended use.

Advertising Costs
      The Company expenses advertising costs as incurred. Advertising costs were $792,508, $439,710 and $267,338 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      At January 2, 2005, the Company has three stock-based employee and non-employee director compensation plans, which are described more fully in Note 6. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation,the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted prior to the Company’s initial public offering with exercise prices below estimated fair value (see Note 6), which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 28.
      Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and employee stock purchases under the fair value method of that statement. The fair value for these options was estimated at the dates of grant using the fair value option pricing model (Black Scholes) with the following weighted-average assumptions for 2004, 2003 and 2002:

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

Weighted average risk-free interest rate	3.25%	3.03%	3.73%
Expected dividend yield	0%	0%	0%
Weighted average volatility	97%	103%	104%
Estimated life (in years)	5	5	5
Weighted average fair value of options granted	$5.25	$3.31	$4.39
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands except per share amounts):

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

Net loss as reported	$(6,225)	$(27,063)	$(40,331)
Add: Stock-based compensation expense recorded	844	2,454	4,360
Less: Assumed stock compensation expense	(9,217)	(8,576)	(8,479)

Pro forma net loss	$(14,598)	$(33,185)	$(44,450)

Basic and Diluted net loss per share:
As reported	$(0.17)	$(0.85)	$(1.31)

Pro forma	$(0.41)	$(1.04)	$(1.44)

      The pro forma effect on net loss presented is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than five years of vesting.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements if FAS 123. While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard is effective for periods beginning after June 15, 2005, and the Company expects to adopt SFAS 123R on July 4, 2005.
      The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges which will increase the Company’s reported operating expenses, however, it will have no impact on its cash flows. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model the Company chooses to use. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings above.
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

Comprehensive Loss
      Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective as cash flow hedges, and foreign currency translation adjustments. The Company has disclosed comprehensive loss as a component of stockholders’ equity.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of accumulated other comprehensive loss are as follows (in thousands):

	Year Ended	Year Ended
	January 2,	December 28,
	2005	2003

Foreign currency translation adjustments	$171	$60
Unrealized loss on available-for-sale securities	(29)	275
Unrealized loss on cash flow hedges	(46)	—

Accumulated other comprehensive loss	$96	$335

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

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

	(In thousands)
Weighted-average shares outstanding	36,165	32,733	32,390
Less: Weighted-average shares of common stock subject to repurchase	(320)	(808)	(1,500)

Weighted-average shares used in computing net loss per share, basic and diluted	35,845	31,925	30,890

      The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 6,360,023, 5,809,649 and 5,556,455 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

2.	Balance Sheet Account Details
      Investments, including restricted investments, consist of the following (in thousands):

		January 2, 2005

	Amortized	Gross	Gross
	Cost	Unrealized Gain	Unrealized Loss	Market Value

Restricted corporate debt securities	$12,134	$—	$(29)	$12,105

Total	$12,134	$—	$(29)	$12,105

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 28, 2003

	Amortized	Gross	Gross
	Cost	Unrealized Gain	Unrealized Loss	Market Value

US Treasury securities	$6,340	$253	$—	$6,593
Corporate debt securities	13,480	244	—	13,724

	19,820	497	—	20,317
Restricted corporate debt securities	12,413	—	(222)	12,191

Total	$32,233	$497	$(222)	$32,508

      As of January 2, 2005, all investments mature within one year.
      Accounts receivable consist of the following (in thousands):

	January 2,	December 28,
	2005	2003

Accounts receivable from product and service sales	$11,182	$4,388
Notes receivable from product sales	464	—
Accounts receivable from government grants	108	260
Other receivables	283	79

	12,037	4,727
Allowance for doubtful accounts	(146)	(178)

Total	$11,891	$4,549

      Inventory consists of the following (in thousands):

	January 2,	December 28,
	2005	2003

Raw materials	$1,487	$829
Work in process	1,714	931
Finished goods	606	262

Total	$3,807	$2,022

      Property and equipment consist of the following (in thousands):

	January 2,	December 28,
	2005	2003

Land	$—	$10,361
Buildings	—	29,479
Leasehold improvements	347	174
Laboratory and manufacturing equipment	11,067	9,221
Computer equipment and software	6,116	5,130
Furniture and fixtures	2,095	1,966

	19,625	56,331
Accumulated depreciation and amortization	(11,051)	(10,554)

Total	$8,574	$45,777

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense was $3.7 million, $4.4 million and $4.5 million for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.
      Accrued liabilities consist of the following (in thousands):

	January 2,	December 28,
	2005	2003

Compensation	$3,798	$2,608
Professional fees	1,488	1,437
Taxes	928	523
Reserve for product warranties	577	230
Customer deposits	1,671	253
Short-term deferred revenue	915	—
Short-term deferred gain on sale of building	375	—
Other	655	489

Total	$10,407	$5,540

3.	Derivative Financial Instruments
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
      The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. The Company does not hold any derivative financial instruments for trading or speculative purposes. The Company primarily uses forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at January 2, 2005 was approximately $4.0 million. These contracts had a fair value of approximately $249,443 and were included in other current liabilities at January 2, 2005.
      For the year ended January 2, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $283,721. The Company did not hold any derivative financial instruments prior to fiscal 2004.

4.	Warranties and Maintenance Contracts
      The Company generally provides a one year warranty on genotyping and gene expression systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts are recorded as cost of revenue ratably over the term of the maintenance contract.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the Company’s warranty liability during the two years ended January 2, 2005 are as follows (in thousands):

Balance at December 29, 2002	$—
Additions charged to cost of revenue	230

Balance at December 28, 2003	230
Additions charged to cost of revenue	976
Repairs and replacements	(629)

Balance at January 2, 2005	$577

5.	Commitments and Long-term Debt

Building Loan
      In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004. Interest expense was $1.4 million, $2.2 million and $2.3 million for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.
      In June, 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, the Company received $15.5 million in net cash proceeds. The Company removed the land and net book value of the buildings of $36.9 million from its balance sheet, deferred the resulting $3.7 million gain on the sale of the property, and is amortizing the deferred gain over the ten year lease term in accordance with SFAS 13, Accounting for Leases.
      The Company leased a portion of the space to a tenant under a lease which expired in June 2004. Rental income was recorded as an offset to the Company’s facility costs. Rental income was $409,517, $695,282 and $679,468 for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

Capital Leases
      In April 2000, the Company entered into a $3,000,000 loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan was secured by the capital equipment financed. As of January 2, 2005, all loan payments were made, the underlying equipment was purchased and the loan arrangement was closed. Cost and accumulated depreciation of equipment under capital leases at December 28, 2003 was $1,287,789 and $1,060,278, respectively. Depreciation of equipment under capital leases was included in depreciation expense. Interest expense related to capital leases was $10,500, $56,661 and $97,265 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases
      In August 2004, the Company entered into a ten year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company made a $1.9 million security deposit and is paying monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year. The lease contains an option to renew for three additional periods of five years each. The Company also leases office space under non-cancelable operating leases that expire at various times through January 2007. These leases contain renewal options ranging from 2 to 3 years. At January 2, 2005, annual future minimum payments under these operating leases are as follows (in thousands):

2005	$4,251
2006	4,371
2007	4,131
2008	4,225
2009	4,351
2010 and thereafter	21,896

Total	$43,225

      Rent expense, net of amortization of the deferred gain on sale of property, was $1,794,234, $238,065 and $141,361 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

6.	Stockholders’ Equity

Common stock
      As of January 2, 2005, the Company had 38,120,685 shares of common stock outstanding, of which 4,844,072 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of January 2, 2005, 154,003 shares of common stock were subject to repurchase.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity from December 30, 2001 through January 2, 2005 follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at December 30, 2001	3,380,796	$8.97
Granted	1,467,500	$5.62
Exercised	(137,727)	$0.46
Cancelled	(287,788)	$11.81

Outstanding at December 29, 2002	4,422,781	$7.94
Granted	1,241,175	$3.31
Exercised	(102,590)	$1.25
Cancelled	(331,492)	$8.36

Outstanding at December 28, 2003	5,229,874	$6.95
Granted	1,453,400	$7.08
Exercised	(139,768)	$1.98
Cancelled	(337,486)	$8.80

Outstanding at January 2, 2005	6,206,020	$6.99

      At January 2, 2005, options to purchase approximately 2,653,581 shares were exercisable and 5,964,649 shares remain available for future grant.
      Following is a further breakdown of the options outstanding as of January 2, 2005:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining	Average	Options	of Options
Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable

$0.03 - 3.06	1,046,528	7.05	$2.00	557,690	$1.43
$3.20 - 4.64	1,084,251	8.08	$4.14	393,768	$4.15
$4.87 - 5.99	1,225,679	7.54	$5.78	315,639	$5.63
$6.00 - 7.90	1,312,994	8.56	$7.27	339,664	$7.05
$7.94 - 11.55	1,043,316	6.72	$9.11	650,475	$9.14
$11.56 - 45.00	493,252	5.94	$21.64	396,345	$21.92

	6,206,020	7.50	$6.99	2,653,581	$8.00

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Employee Stock Purchase Plan
      In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 2,445,547 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. 585,855, 304,714 and 128,721 shares were issued under the 2000 Employee Stock Purchase Plan during fiscal 2004, 2003 and 2002, respectively.

Deferred Stock Compensation
      Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, the Company has recorded deferred stock compensation totaling approximately $17.6 million, representing the difference between the exercise or purchase price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options and restricted stock. During the years ended January 2, 2005, December 28, 2003 and December 29, 2002, the Company recorded amortization of deferred stock compensation expense of approximately $0.8 million, $2.5 million and $4.4 million, respectively.

Shares Reserved for Future Issuance
      At January 2, 2005, the Company has reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Plan	12,171
2000 Employee Stock Purchase Plan	1,364

13,535

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Termination-of-Employment Lawsuit
      In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses awarded by a jury related to a termination-of-employment lawsuit. The Company appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. The Company recorded interest expense during the appeal based on the statutory rate. For the years ended January 2, 2005 and December 28, 2003, the Company recorded litigation expense of $567,000 and $756,000, respectively, for interest. As a result of the revised judgment, the Company reduced the $9.2 million liability recorded on its balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the statement of operations for the year ended January  2, 2005.
      As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court equal to 1.5 times the judgment amount or approximately $11.3 million. Under the terms of the bond, the Company is required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds were restricted from use for general corporate purposes until the appeal process was completed. A judgment was rendered in December 2004 and payment was made in early 2005 at which time the restricted funds, recorded as restricted investments, were released.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In December 2002, Applied Biosystems initiated a patent infringement suit and sought to compel arbitration of an alleged breach of the joint development agreement. In December 2002, the Company filed a suit alleging breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and other allegations against Applied Biosystems in San Diego Superior Court, and moved to prevent the arbitration of the joint development agreement sought by Applied Biosystems. In January 2004, the Company notified Applied Biosystems that it was terminating the joint development agreement.
      In August 2004, the Company and Applera entered into a settlement and cross-license agreement. Under the terms of the agreement, the Company paid Applera a one-time payment of $8.5 million. The settlement agreement also provided for an exchange of royalty-free cross-licenses to certain intellectual property rights, termination of the joint development agreement, dismissal of the federal patent infringement action brought by Applied Biosystems, termination of the arbitration proceeding, and dismissal of the Company’s state court action against Applied Biosystems.
      As a result of the settlement, the Company removed the $10.0 million liability from its balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement in the statement of operations for the year ended January 2, 2005.

Affymetrix Litigation
      In July 2004, Affymetrix, Inc. (“Affymetrix”) filed a complaint in the U.S. District Court for the District of Delaware alleging that certain of the Company’s products infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. In September 2004, the Company filed its answer and counterclaims to Affymetrix’ complaint, seeking declaratory judgments from the court that it does not infringe the Affymetrix patents, and that such patents are invalid, and filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to vigorously defend itself against this suit. However, the Company cannot be sure it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of the Company’s products and services, could result in a material adverse effect on its business, financial condition and results of operations. While the parties have pending motions before the court, no trial date has yet been set for this case.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Collaborative Agreements

International HapMap Project
      The Company is the recipient of a grant from the National Institutes of Health covering its participation in the first phase of the International HapMap Project, which is a $100 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company could receive up to $9.1 million of funding for this project which covers basic research activities, the development of SNP assays and the genotyping to be performed on those assays. As of January 2, 2005, the Company had approximately $0.7 million of funding remaining related to this project which is expected to be received in early 2005.

Invitrogen Corporation
      In December 2004, the Company entered into a strategic collaboration with Invitrogen Corporation. The collaboration is expected to expand the Company’s Oligator DNA synthesis technology and combine that capability with Invitrogen’s sales, marketing and distribution channels. Under the terms of the agreement, Invitrogen has agreed to pay the Company up to $3.4 million, which the Company plans to invest in its San Diego facility to enable implementation of fourth-generation Oligator technology and extend the technology into tube-based oligo products. In addition, the agreement provides for the transfer of the Company’s Oligator technology into two Invitrogen facilities outside North America. Profit from the sale of collaboration products will be divided equally between the two companies.

9.	Income Taxes
      The Company’s provision for income taxes for the years ended January 2, 2005 and December 28, 2003 consisted of $135,000 of income tax expense related to its foreign operations. This expense is included with interest and other expense in the statement of operations.
      At January 2, 2005, the Company has federal and state tax net operating loss carryforwards of approximately $86.5 million and $39.1 million, respectively. The federal and state tax loss carryforwards will begin expiring in fiscal year 2018 and 2006 respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $3.1 million and $3.0 million, respectively, which will begin to expire in fiscal year 2018, unless previously utilized.
      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative ownership change of more than 50 percentage points within a three-year period.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets as of January  2, 2005 and December 28, 2003 are shown below (in thousands). A valuation allowance has been established as of January 2, 2005 and December 28, 2003 to offset the net deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under FAS 109.

	January 2,	December 28,
	2005	2003

Deferred tax assets:
Net operating loss carryforwards	$32,161	$25,869
Research and other credit carryforwards	5,076	5,111
Advance payment from former collaborator	—	4,074
Capitalized research and development	1,857	1,348
Other	6,433	6,795

Total deferred tax assets	45,527	43,197
Valuation allowance for deferred tax assets	(45,527)	(43,197)

Net deferred taxes	$—	$—

      Deferred tax assets of approximately $0.4 million and $0.2 million at January 2, 2005 and December 28, 2003, respectively, resulted from the exercise of employee stock options. When recognized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
      Reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

Tax at federal statutory rate	$(2,179)	$(9,472)	$(14,116)
State, net of federal benefit	(336)	(1,434)	(2,115)
Research and development credits	34	(1,374)	(1,239)
Change in valuation allowance	2,330	12,130	14,241
Permanent differences	(264)	738	1,234
Other	550	(588)	1,995

Tax expense	$135	$—	$—

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. Based on our analysis of the Act, although not yet finalized, it is possible that under the repatriation provision of the Act we may repatriate some amount of our undistributed foreign earnings. We expect to finalize our assessment in 2005.

10.	Retirement Plan
      The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary and no such contributions were made during the years ended January 2, 2005, December 28, 2003 and December 29, 2002.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information, Geographic Data and Significant Customers
      The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company. The Company had sales in the following regions for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 (in thousands):

	January 2,	December 28,	December 29,
	2005	2003	2002

United States	$24,166	$13,666	$8,731
Europe	12,528	5,909	1,047
Asia	9,703	5,557	246
Other	4,186	2,903	16

Total	$50,583	$28,035	$10,040

      Exclusive of revenue recorded from the National Institutes of Health, the Company had one customer that provided approximately 14% of total revenue in the year ended January 2, 2005 and approximately 18% of total revenue in the year ended December 28, 2003 and one other customer that contributed approximately 22% of revenue in the year ended December 29, 2002. Revenue from the National Institutes of Health accounted for approximately 13%, 21% and 19% of total revenue for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

12.	Subsequent Events
      In February 2005, the Company signed a definitive agreement and plan of merger with CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera will become a wholly-owned subsidiary of the Company. CyVera’s technology is highly complementary to our portfolio of products and services and upon closing of the transaction will become an integral part of our technology. The aggregate consideration for the transaction is $17.5 million, consisting of approximately 1.5 million shares of the Company’s common stock and the payment of approximately $2.3 million of CyVera’s liabilities at the closing. The closing is subject to customary conditions and is expected to occur by the end of March 2005. The Company expects the first products based on CyVera’s technology to be available in the second half in 2006.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Information (unaudited)
      The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2004 and 2003 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004:
Total revenues	$10,803	$11,486	$13,512	$14,782
Total cost of revenue	2,802	3,067	3,517	3,873
Net income (loss)	(3,931)	(3,516)	(2,026)	3,248
Historical net loss per share, basic	(0.12)	(0.10)	(0.05)	0.09
Historical net loss per share, diluted	(0.12)	(0.10)	(0.05)	0.08
2003:
Total revenues	$4,276	$4,769	$8,249	$10,741
Total cost of revenue	1,910	2,026	2,681	3,420
Net loss	(8,960)	(8,592)	(5,511)	(4,000)
Historical net loss per share, basic and diluted	(0.28)	(0.27)	(0.17)	(0.12)
      In the third quarter of 2004 the Company recorded a $1.5 million reduction in expense for a legal settlement and in the fourth quarter of 2004, the Company recorded a $3.3 million reduction in expense related to the reduction of a legal judgment (see Note 7).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED JANUARY 2, 2005

		Reserve for
	Allowance	Obsolete	Reserve
	for Doubtful	and	for Product
	Accounts	Excess Inventory	Warranty

	(Thousands)
Balance at December 30, 2001	$32	$—	$—
Charged to expense	115	73	—
Utilizations	(2)	—	—

Balance at December 29, 2002	145	73	—
Charged to expense	118	466	230
Utilizations	(85)	(73)	—

Balance at December 28, 2003	178	466	230
Charged to expense	49	543	976
Utilizations	(81)	(407)	(629)

Balance at January 2, 2005	$146	$602	$577