Form 10-K/A
period 2005-01-02
ILLUMINA INC
filed 2005-03-29
CIK 1110803

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-30361

ILLUMINA, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0804655

(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

9885 Towne Centre Drive, San Diego, California	92121
(Address of Principal Executive Offices)	(zip code)

Registrant’s telephone number, including area code:	(858) 202-4500

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act).

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

Amendment No. 1 to the Annual Report on Form 10-K
For the Fiscal Year Ended January 2, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report Form 10-K for the fiscal year ended January 2, 2005 as filed on March 8, 2005 (the “Annual Report”) to correct a typographical error in the date of the report of Ernst & Young LLP, our independent registered public accounting firm.

The complete text of the report amended, as well as the consolidated financial statements and financial statement schedules filed under Part IV, Items 15(a)(1) and 15(a)(2), is included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. This Amendment amends and restates in their entirety only Part IV, Items 15(a)(1) and 15(a)(2), as well as Part IV, Item 15(a)(3), which contains the exhibit list. It does not affect any other Items and Exhibits in the Annual Report, and those unaffected Items or Exhibits are not included in this Amendment.

This Amendment continues to speak as of the date of the original Annual Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following documents are filed as a part of this report:

     (1) CONSOLIDATED FINANCIAL STATEMENTS:

     (2) FINANCIAL STATEMENT SCHEDULES:

Valuation and Qualifying Account and Reserves for the three year period ended January 2, 2005	F-24

     (3) EXHIBITS:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investors Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

4.3(5)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.

+10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

+10.2(1)	1998 Incentive Stock Plan.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
+10.3(2)	2000 Employee Stock Purchase Plan (Filed as Exhibit 99.2).

10.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for Illumina’s principal offices.

10.5(1)	Joint Development Agreement dated November 1999 between Registrant and PE Corporation (with certain confidential portions omitted).

10.6(1)	Asset Purchase Agreement dated November 1998 between Registrant and nGenetics, Inc. (with certain confidential portions omitted).

10.7(1)	Asset Purchase Agreement dated March 2000 between Registrant and Spyder Instruments, Inc. (with certain confidential portions omitted).

10.8(1)	License Agreement dated May 1998 between Tufts and Registrant (with certain confidential portions omitted).

10.9(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.

+10.10(3)	2000 Stock Plan (Filed as Exhibit 99.1).

10.11(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

10.12(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

10.13(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).

10.14(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.

10.15(7)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.

10.16(7)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.

10.17(7)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.

10.18(8)	Replacement Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10.19(8)	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Company, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10.20(8)	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

+10.21(8)	2000 Employee Stock Purchase Plan as amended on March 21, 2002.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
+10.22(8)	2000 Stock Plan as amended on March 21, 2002.

10.23(9)	License Agreement dated January 2002 between Amersham Biosciences Corp. and Registrant (with certain confidential portions omitted).

10.24(10)	License Agreement dated June 2002 between Dade Behring Marburg GmbH and Registrant (with certain confidential portions omitted).

10.25(11)	Purchase and Sale Agreement and Escrow Instructions dated June 18, 2004 between Bernardo Property Advisors, Inc. and Registrant.

10.26(12)	Single Tenant Lease dated August 18, 2004 between BioMed Realty Trust Inc. and Registrant.

10.27(12)	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Registrant (with certain confidential portions omitted).

10.28(13)	Collaboration Agreement dated December 17, 2004 between Invitrogen Incorporated and Registrant (confidential treatment has been requested with respect to certain portions of this exhibit).

10.29(13)	Forms of Stock Option Agreement under 2000 Stock Plan.

14(10)	Code of Ethics.

21(13)	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1(13)	Power of Attorney (included on the signature page).

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy M. Kish pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Timothy M. Kish pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-8 filed March 29, 2001.

(4)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(6)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended September 30, 2001 filed November 14, 2001.

(8)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2002 filed May 13, 2002.

(9)	Incorporated by reference to the same numbered exhibit filed with Amendment No. 1 to our Registration Statement on Form S-3 (333-111496) filed March 2, 2004.

(10)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 28, 2003.

(11)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 27, 2004 filed August 6, 2004.

(12)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended October 3, 2004 filed November 12, 2004.

(13)	Incorporated by reference to the same numbered exhibit filed with our original Form 10-K for the fiscal year ended January 2, 2005 filed March 8, 2005.

SUPPLEMENTAL INFORMATION

     No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2005.

ILLUMINA, INC.
/s/ JAY T. FLATLEY
By: Jay T. Flatley
President and Chief Executive Officer

March 28, 2005

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

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Illumina, Inc.’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Illumina, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Illumina, Inc. maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

/s/ ERNST & YOUNG LLP

San Diego, California
February 16, 2005

ILLUMINA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 2,	December 28,
	2005	2003
ASSETS
Current assets:
Cash and cash equivalents	$54,789	$12,465
Investments, available for sale	—	20,317
Restricted cash and investments	12,205	100
Accounts receivable, net	11,891	4,549
Inventory, net	3,807	2,022
Prepaid expenses and other current assets	999	965

Total current assets	83,691	40,418
Property and equipment, net	8,574	45,777
Long-term restricted investments	—	12,191
Intangible and other assets, net	2,642	848

Total assets	$94,907	$99,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,684	$2,030
Accrued liabilities	10,407	5,540
Litigation judgment	5,957	—
Current portion of long-term debt	—	366
Current portion of equipment financing	—	253

Total current liabilities	19,048	8,189
Long-term debt, less current portion	—	24,999
Advance payment from former collaborator	—	10,000
Litigation judgment	—	8,658
Deferred gain on sale of land and building	3,218	—
Other long term liabilities	379	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 120,000,000 shares authorized, 38,120,685 shares issued and outstanding at January 2, 2005, 32,886,693 shares issued and outstanding at December 28, 2003	381	329
Additional paid-in capital	195,653	165,314
Deferred compensation	(156)	(1,103)
Accumulated other comprehensive income	96	335
Accumulated deficit	(123,712)	(117,487)

Total stockholders’ equity	72,262	47,388

Total liabilities and stockholders’ equity	$94,907	$99,234

See accompanying notes.

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

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

See accompanying notes.

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Deferred	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance at December 30, 2001	32,234	322	163,896	(8,083)	749	(50,093)	106,791
Issuance of common stock for cash, net of repurchased shares	266	3	693	—	—	—	696
Amortization of deferred compensation	—	—	—	4,360	—	—	4,360
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(106)	106	—	—	—
Comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	228	—	228
Net loss	—	—	—	—	—	(40,331)	(40,331)

Comprehensive loss							(40,103)

Balance at December 29, 2002	32,500	325	164,483	(3,617)	977	(90,424)	71,744
Issuance of common stock for cash	408	4	899	—	—	—	903
Repurchase of restricted common stock	(21)	—	(8)	—	—	—	(8)
Amortization of deferred compensation	—	—	12	2,442	—	—	2,454
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(72)	72	—	—	—
Comprehensive loss:
Unrealized gain on available-for sale securities	—	—	—	—	(702)	—	(702)
Foreign currency translation adjustment	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	(27,063)	(27,063)

Comprehensive loss							(27,705)

Balance at December 28, 2003	32,887	329	165,314	(1,103)	335	(117,487)	47,388
Issuance of common stock for cash	5,278	53	30,454	—	—	—	30,507
Repurchase of restricted common stock	(44)	(1)	(12)	—	—	—	(13)
Amortization of deferred compensation	—	—	—	844	—	—	844
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(103)	103	—	—	—
Comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	(305)	—	(305)
Unrealized loss on hedging contracts	—	—	—	—	(46)	—	(46)
Foreign currency translation adjustment	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(6,225)	(6,225)

Comprehensive loss							(6,464)

Balance at January 2, 2005	38,121	$381	$195,653	$(156)	$96	$(123,712)	$72,262

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended	Year ended	Year ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Cash flows from operating activities
Net loss	$(6,225)	$(27,063)	$(40,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,956	4,545	4,531
Loss on disposal of property and equipment	—	175	—
Amortization of premium on investments	354	432	609
Amortization of deferred compensation and other stock-based compensation charges	844	2,454	4,360
Amortization of gain on sale of land and building	(156)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,202)	(1,296)	(2,878)
Inventory	(1,785)	277	(1,328)
Prepaid expenses and other current assets	(29)	8	155
Other assets	(2,041)	(151)	211
Accounts payable	697	260	(205)
Accrued liabilities	1,958	1,742	1,262
Accrued litigation judgment	567	606	8,052
Other long term liabilities	(512)	(245)	(31)
Advance payment from former collaborator	(10,000)	—	—

Net cash used in operating activities	(19,574)	(18,256)	(25,593)

Cash flows from investing activities
Purchases of available-for-sale securities	(6,603)	(1,940)	(116,568)
Sales and maturities of available-for-sale securities	26,348	32,456	141,551
Proceeds from sale of land and building, net of fees	40,667	—	—
Purchase of property and equipment	(3,355)	(2,032)	(26,830)
Acquisition of intangible assets	(35)	(16)	(794)

Net cash provided by (used in) investing activities	57,022	28,468	(2,641)

Cash flows from financing activities
Proceeds from long-term debt	—	—	26,000
Payments on long-term debt	(25,387)	(342)	(293)
Payments on equipment financing	(232)	(337)	(297)
Proceeds from issuance of common stock	30,507	904	696
Repurchase of common stock	(13)	(9)	—

Net cash provided by financing activities	4,875	216	26,106

Effect of foreign currency translation on cash and cash equivalents	1	—	—

Net increase (decrease) in cash and cash equivalents	42,324	10,428	(2,128)

Cash and cash equivalents at beginning of the year	12,465	2,037	4,165

Cash and cash equivalents at end of the year	$54,789	$12,465	$2,037

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,368	$2,222	$2,263

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property and Equipment

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2. Balance Sheet Account Details

     Investments, including restricted investments, consist of the following (in thousands):

	January 2, 2005
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Market Value
Restricted corporate debt securities	$12,134	$—	$(29)	$12,105

Total	$12,134	$—	$(29)	$12,105

	December 28, 2003
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gain	Loss	Market Value
US Treasury securities	$6,340	$253	$—	$6,593
Corporate debt securities	13,480	244	—	13,724

	19,820	497	—	20,317
Restricted corporate debt securities	12,413	—	(222)	12,191

Total	$32,233	$497	$(222)	$32,508

     As of January 2, 2005, all investments mature within one year.

     Accounts receivable consist of the following (in thousands):

	January 2,	December 28,
	2005	2003
Accounts receivable from product and service sales	$11,182	$4,388
Notes receivable from product sales	464	—
Accounts receivable from government grants	108	260
Other receivables	283	79

	12,037	4,727
Allowance for doubtful accounts	(146)	(178)

Total	$11,891	$4,549

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Inventory consists of the following (in thousands):

	January 2,	December 28,
	2005	2003
Raw materials	$1,487	$829
Work in process	1,714	931
Finished goods	606	262

Total	$3,807	$2,022

     Property and equipment consist of the following (in thousands):

	January 2,	December 28,
	2005	2003
Land	$—	$10,361
Buildings	—	29,479
Leasehold improvements	347	174
Laboratory and manufacturing equipment	11,067	9,221
Computer equipment and software	6,116	5,130
Furniture and fixtures	2,095	1,966

	19,625	56,331
Accumulated depreciation and amortization	(11,051)	(10,554)

Total	$8,574	$45,777

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Operating Leases

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 29, 2002	4,422,781	$7.94
Granted	1,241,175	$3.31
Exercised	(102,590)	$1.25
Cancelled	(331,492)	$8.36

Outstanding at December 28, 2003	5,229,874	$6.95
Granted	1,453,400	$7.08
Exercised	(139,768)	$1.98
Cancelled	(337,486)	$8.80

Outstanding at January 2, 2005	6,206,020	$6.99

     At January 2, 2005, options to purchase approximately 2,653,581 shares were exercisable and 5,964,649 shares remain available for future grant.

     Following is a further breakdown of the options outstanding as of January 2, 2005:

					Weighted
		Weighted			average
		average	Weighted		exercise price
Range of	Options	remaining life	average	Options	of options
exercise prices	outstanding	in years	exercise price	exercisable	exercisable
$ 0.03 - 3.06	1,046,528	7.05	$2.00	557,690	$1.43
$ 3.20 - 4.64	1,084,251	8.08	$4.14	393,768	$4.15
$ 4.87 - 5.99	1,225,679	7.54	$5.78	315,639	$5.63
$ 6.00 - 7.90	1,312,994	8.56	$7.27	339,664	$7.05
$ 7.94 - 11.55	1,043,316	6.72	$9.11	650,475	$9.14
$11.56 - 45.00	493,252	5.94	$21.64	396,345	$21.92

	6,206,020	7.50	$6.99	2,653,581	$8.00

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

Shares Reserved for Future Issuance

     At January 2, 2005, the Company has reserved shares of common stock for future issuance as follows (in thousands):

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2000 Stock Plan	12,171
2000 Employee Stock Purchase Plan	1,364

13,535

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     At January 2, 2005, the Company has federal and state tax net operating loss carryforwards of approximately $86.5 million and $39.1 million, respectively. The federal and state tax loss carryforwards will begin expiring in fiscal year 2018 and 2006 respectively, unless previously utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $3.1 million and $1.9 million, repectively, which will begin to expire in fiscal year 2018, unless previously utilized.

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

	January 2,	December 28,
	2005	2003
Deferred tax assets:
Net operating loss carryforwards	$32,161	$25,869
Research and other credit carryforwards	5,076	5,111
Advance payment from former collaborator	—	4,074
Capitalized research and development	1,857	1,348
Other	6,433	6,795

Total deferred tax assets	45,527	43,197
Valuation allowance for deferred tax assets	(45527)	(43,197)

Net deferred taxes	$—	$—

     Deferred tax assets of approximately $0.4 million and $0.2 million at January 2, 2005 and December 28, 2003, respectively, resulted from the exercise of employee stock options. When recognized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

     Reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Tax at federal statutory rate	$(2,179)	$(9,472)	$(14,116)
State, net of federal benefit	(336)	(1,434)	(2,115)
Research and development credits	34	(1,374)	(1,239)
Change in valuation allowance	2,330	12,130	14,241
Permanent differences	(264)	738	1,234
Other	550	(588)	1,995

Tax expense	$135	$—	$—

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

13. Quarterly Financial Information (unaudited)

     The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2004 and 2003 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Total revenues	$10,803	$11,486	$13,512	$14,782
Total cost of revenue	2,802	3,067	3,517	3,873
Net income (loss)	(3,931)	(3,516)	(2,026)	3,248
Historical net loss per share, basic	(0.12)	(0.10)	(0.05)	0.09

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Historical net loss per share, diluted	(0.12)	(0.10)	(0.05)	0.08

2003:
Total revenues	$4,276	$4,769	$8,249	$10,741
Total cost of revenue	1,910	2,026	2,681	3,420
Net loss	(8,960)	(8,592)	(5,511)	(4,000)
Historical net loss per share, basic and diluted	(0.28)	(0.27)	(0.17)	(0.12)

In the third quarter of 2004 the Company recorded a $1.5 million reduction in expense for a legal settlement and in the fourth quarter of 2004, the Company recorded a $3.3 million reduction in expense related to the reduction of a legal judgment (see Note 7).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED JANUARY 2, 2005

	Allowance for	Reserve for obsolete	Reserve for product
	doubtful accounts	and excess inventory	warranty
	(thousands)
Balance at December 30, 2001	$32	$—	$—
Charged to expense	115	73	—
Utilizations	(2)	—	—

Balance at December 29, 2002	145	73	—
Charged to expense	118	466	230
Utilizations	(85)	(73)	—

Balance at December 28, 2003	178	466	230
Charged to expense	49	543	976
Utilizations	(81)	(407)	(629)

Balance at January 2, 2005	$146	$602	$577