Form 10-K/A
period 2005-01-02
ILLUMINA INC
filed 2005-04-28
CIK 1110803

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes ☑ No ☐

As of January 31, 2005, there were 38,124,708 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 30, 2004) was approximately $211,848,212. This amount excludes an aggregate of 4,291,431 shares of common stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant

Amendment No. 2 to the Annual Report on Form 10-K
For the Fiscal Year Ended January 2, 2005

Explanatory Note

Illumina, Inc. (“Illumina”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended January 2, 2005, for the sole purpose of including information required by Part III, Items 10, 11,12, 13 and 14 and by Part IV, Item 15 (a)(3). Illumina is also updating the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2.

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, previously filed, except as required to reflect the information as indicated above.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Identification of Directors

     Our certificate of incorporation and bylaws provide for a classified board of directors consisting of three classes of directors with staggered three-year terms. The board currently consists of seven persons, with two classes consisting of two directors each and one class consisting of three directors.

     Daniel M. Bradbury, 43, has been a director since January 2004. Since June 2003, Mr. Bradbury has served as Chief Operating Officer of Amylin Pharmaceuticals, a biopharmaceutical company. He served in various other positions with that company from 1994 to 2003. From 1984 to 1994, Mr. Bradbury held a number of positions at SmithKline Beecham Pharmaceuticals. Mr. Bradbury is a director of Peninsula Pharmaceuticals. Mr. Bradbury holds a B.Pharm. (Hons.) from Nottingham University and a Diploma in Management Studies from Harrow and Ealing Colleges of Higher Education, is a member of the Royal Pharmaceutical Society of Great Britain and is a Certified Director.

     Karin Eastham, 55, has been a director since August 2004. Ms. Eastham is currently Executive Vice President, Chief Operating Officer and a member of the board of trustees of The Burnham Institute. She also serves on the board of directors of Tercica, Inc., Cyntellect, Inc. and Salmedix, Inc., as well as on the board of UCSD Athena. Prior to joining The Burnham Institute in 2004, Ms. Eastham was senior Vice President and Chief Financial Officer of Diversa Corporation. She previously held similar positions with CombiChem, Inc., Cytel Corporation, and Boehringer Mannheim Corporation. Ms. Eastham received B.S. and M.B.A. degrees from Indiana University and is a Certified Public Accountant and a Certified Director.

     Jay T. Flatley, 52, has served as our President, Chief Executive Officer and a director since October 1999. Prior to joining Illumina, Mr. Flatley was co-founder, President, Chief Executive Officer and a director of Molecular Dynamics, a life sciences company, from May 1994 to September 1999. He served in various other positions with that company from 1987 to 1994. From 1985 to 1987, Mr. Flatley was Vice President of Engineering and Vice President of Strategic Planning at Plexus Computers, a UNIX computer company. Mr. Flatley also serves as a director at GenVault. Mr. Flatley holds a B.A. in Economics from Claremont McKenna College and a B.S. and M.S. in Industrial Engineering from Stanford University.

     Paul Grint, M.D., 47, has been a director since April 2005. Dr. Grint is currently Senior Vice President and Chief Medical Officer of Zephyr Sciences, Inc., a biopharmaceutical investment company. Prior to joining Zephyr, Grint was Vice President and Head of Clinical Research and Development for Pfizer. He held similar positions at IDEC Pharmaceuticals, Schering-Plough and Wellcome Research Laboratories. Dr. Grint received his medical degree from the University of London, St. Bartholomew’s Hospital Medical College in London, U.K. He is a Fellow of the Royal College of Pathologists, a member of numerous professional and medical societies, and the author or coauthor of over 50 publications.

     William H. Rastetter, Ph.D., 57, has been a director since November 1998 and chairman of the board since January 2005. Since November 2003, Dr. Rastetter has served as the Executive Chairman of Biogen Idec Inc, a biopharmaceutical company. He served as Chief Executive Officer of IDEC Pharmaceuticals Corporation from December 1986 through November 2003 and as Chairman of the board of directors from May 1996 to November 2003. Additionally, he served as President of IDEC Pharmaceuticals from 1986 through 2002. From 1982 to 1986, Dr. Rastetter served in various positions at Genentech and previously he was an associate professor at the Massachusetts Institute of Technology. Dr. Rastetter holds a S.B. in Chemistry from the Massachusetts Institute of Technology and received his M.A. and Ph.D. in Chemistry from Harvard University.

     John R. Stuelpnagel, D.V.M., 47, one of our founders, is our Sr. Vice President and Chief Operating Officer and has been a director since April 1998. From April 2002 to October 2004 he served as Sr. Vice President of Operations. From October 1999 to April 2002, he served as our Vice President of Business Development. From April 1998 to October 1999, he served as our acting President and Chief Executive Officer and was acting Chief

Financial Officer through April 2000. While founding Illumina, Dr. Stuelpnagel was an associate with CW Group, a venture capital firm, from June 1997 to September 1998 and with Catalyst Partners, a venture capital firm, from August 1996 to June 1997. Dr. Stuelpnagel received his B.S. in Biochemistry and his Doctorate in Veterinary Medicine from the University of California, Davis and his M.B.A. from the University of California, Los Angeles.

     David R. Walt, Ph.D., 52, one of our founders, has been a director and Chairman of our Scientific Advisory Board since June 1998. Dr. Walt has been the Robinson Professor of Chemistry at Tufts University since September 1995. Dr. Walt has published over 100 papers and holds over 20 patents. Dr. Walt holds a B.S. in Chemistry from the University of Michigan and received his Ph.D. in Organic Chemistry and Pharmacology from the State University of New York at Stony Brook.

     In April 2005, R. Scott Greer resigned from the board.

Board Committees and Meetings

     The board of directors held seven meetings during the fiscal year ended January 2, 2005. The board of directors has an audit committee, a compensation committee and nominating and corporate governance committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the board of directors and (ii) the total number of meetings held by all committees of the board on which such director served during the 2004 fiscal year.

     The audit committee currently consists of three directors, Mr. Bradbury (chairman), Ms. Eastham, and Dr. Rastetter, each of whom is independent as defined under Rule 4200 of the National Association of Securities Dealers’ listing standards and Rule 10A-3 of the Exchange Act. The board of directors has determined that all audit committee members are financially literate under the current listing standards of the National Association of Securities Dealers. The board also determined that Ms. Eastham qualifies as an “audit committee financial expert” as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002. The audit committee is responsible for approving the services performed by our independent auditors and reviewing our accounting practices and systems of internal accounting controls. The audit committee held eight meetings during 2004. The audit committee is governed by a written charter approved by the board of directors.

     The compensation committee currently consists of two directors, Ms. Eastham (chairman), and Dr. Rastetter. The compensation committee is primarily responsible for reviewing and approving our general compensation policies and setting compensation levels for our executive officers. The compensation committee also has the authority to administer our 2000 employee stock purchase plan and our 2000 stock plan. The compensation committee held one meeting during 2004.

     The nominating and corporate governance committee currently consists of two directors, Mr. Bradbury and Dr. Rastetter, each of whom the board has determined is an independent director under the rules of the Nasdaq Stock Market. Due to the departure of R. Scott Greer in April 2005, the committee currently has one vacancy and expects to fill it in due course. The nominating and corporate governance committee’s responsibilities include recommending to the board of directors nominees for possible election to the board of directors and providing oversight with respect to corporate governance.

Director Compensation

     Each non-employee director receives an annual cash retainer fee of $10,000 per year, which is paid quarterly. Non-employee directors also receive $2,000 for each board meeting attended and $1,000 for each board committee meeting attended. We also reimburse our non-employee directors for their expenses incurred in connection with attending board and committee meetings. Several directors have purchased shares of our common stock pursuant to restricted stock purchase agreements, subject to repurchase rights in our favor which lapse over time. David R. Walt, as a member of our Scientific Advisory Board, received a consulting fee of $16,667 and other consulting fees of $10,000 in fiscal year 2004.

Under our 2000 stock plan, as amended, directors who are not our officers or employees receive:

•	one-time option grants of 20,000 shares vesting annually over four years upon joining the board, which are to be automatically granted on the date the individual is elected a director whether by shareholder approval or appointment by the Board, with exercise prices equal to the fair market value of our common stock on the date of grant; and

•	annual option grants of 10,000 shares vesting annually over four years, which are to be automatically granted on the date of each annual stockholder meeting with exercise prices equal to the fair market value of our common stock on the date of grant.

     On the date of the annual meeting, our existing non-employee board members, Ms. Eastham, Dr. Rastetter, Dr. Walt and, if re-elected, Mr. Bradbury, will automatically receive option grants of 10,000 shares of our common stock. The exercise price per share under each such option will be equal to the fair market value per share of common stock on the grant date.

Communications with Directors

     You may send, in an envelope marked “Confidential,” a written communication to the Chair of the Audit Committee, c/o Noemi C. Espinosa, the Company’s Secretary, at 9885 Towne Centre Drive, San Diego, CA 92121. All such envelopes will be delivered unopened to the Chair of our Audit Committee.

Identification of Executive Officers

     Information concerning our executive officers is set forth under “Executive Officers” in Part I of the Annual Report on Form 10-K for the fiscal year ended January 2, 2005 filed with the Securiteies and Exchange Commission on March 8, 2005.

Compliance with Section 16(a) of the Exchange Act

     The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon our review of copies of Section 16(a) reports, which we received from such persons for their transactions during the 2004 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by these individuals.

Code of Ethics

     We have adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and director of finance. This code of ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 filed with the Securities and Exchange Commission.

ITEM 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

     The following table provides summary information concerning the compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers whose salary and bonus for the 2004 fiscal year was in excess of $100,000, for services rendered in all capacities, to Illumina. No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that fiscal year. The individuals included in the following table are referred to as named executive officers.

Summary 2004 Compensation Table

						Long Term
						Compensation
		Annual Compensation ($)				Awards
						Securities
				Other Annual		Underlying
Name and Principal Positions	Year	Salary	Bonus (1)	Compensation		Options (#)
Jay T. Flatley, President and Chief Executive Officer	2004	$399,315	$147,747	—		200,000

	2003	360,400	96,107	22,453	(2)	150,000

	2002	340,000	119,000	7,547	(2)	—

David L. Barker, Vice President and Chief Scientific Officer	2004	233,200	27,984	—		40,000

	2003	220,000	22,000	—		40,000
	2002	210,000	15,750	—		—

Noemi C. Espinosa, Vice President of Intellectual Property	2004	231,000	20,790	—		25,000

	2003	220,000	14,667	4,154	(3)	25,000
	2002	210,000	12,600	4,038	(3)	—

Timothy M. Kish, Vice President of Finance and Chief Financial Officer	2004	267,500	48,150	—		60,000

	2003	250,000	33,333	—		50,000
	2002	236,250	17,719	—		—

John R. Stuelpnagel, Senior Vice President and Chief Operating Officer	2004	275,000	46,750	7,404	(3)	100,000

	2003	250,000	33,333	7,231	(3)	75,000
	2002	220,000	22,000	3,885	(3)	—

(1)	Bonuses are earned in the year indicated and paid in February of the following year.

(2)	This amount represents an allowance for relocation and housing.

(3)	Payment in lieu of paid time off.

Stock Option Grants

     We grant options to our executive officers under our 2000 stock plan. As of January 31, 2005, options to purchase a total of 6,526,331 shares of our common stock were outstanding under the stock plan and options to purchase 5,640,315 shares of our common stock remained available for future grant.

     The following tables show for the 2004 fiscal year, information regarding options granted to, exercised by, and held at year end by, each of the named executive officers. No stock appreciation rights were granted to the named executive officers during the 2004 fiscal year.

     The exercise price of each option was equal to the closing sales price of our common stock as reported on the Nasdaq Stock Market on the date of grant. The exercise price may be paid in cash or through a cashless exercise procedure involving a same-day sale of the purchased shares. The options vest ratably over a 60-month period, beginning February 2004. Each of the options has a maximum term of 10 years measured from the applicable grant date, subject to earlier termination if the optionee’s service with us ceases. In the event that we are acquired by merger or asset sale, each outstanding option which is not to be assumed by the acquiring entity will become immediately fully vested and exercisable.

     The potential realizable value is calculated based on the 10-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed under the SEC rules and does not represent our prediction of our stock price performance. The potential realizable value at 5% and 10% appreciation are calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. There can be no assurance provided to any named executive officer or other holder of our securities that the actual stock price appreciation over the 10-year term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the named executive officers. On December 31, 2004, the last trading day of our 2004 fiscal year, the closing sales price of our common stock, as reported on the Nasdaq National Market, was $9.48.

     Percentages shown under “Percentage of Total Options Granted in 2004” are based on an aggregate of 1,453,400 options granted to employees of Illumina under our stock option plans during 2004.

		Individual Grants
	Number of	Percentage of			Value at Assumed
	Securities	Total Options			Annual Rates of
	Underlying	Granted to	Exercise		Stock Appreciation
	Options	Employees in	Price	Expiration	for Option Term
Name	Granted	Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Jay T. Flatley	200,000	13.76%	7.90	01/07/2014	993,654	2,518,113

David L. Barker, Ph.D.	40,000	2.75%	7.90	01/07/2014	198,731	503,623

Noemi C. Espinosa	25,000	1.72%	7.90	01/07/2014	124,207	314,764

Timothy M. Kish	60,000	4.13%	7.90	01/07/2014	298,096	755,434

John R. Stuelpnagel, D.V.M.	100,000	6.88%	7.90	01/07/2014	496,827	1,259,057

Aggregate Option Exercises in 2004 and Option Values at January 2, 2005

     The following table presents the number and value of securities underlying unexercised options that are held by each of the named executive officers. No options were exercised by any of the named executive officers and no stock appreciation rights were outstanding during the 2004 fiscal year.

     Amounts shown under the column “Value of Unexercised In-the-Money Options at January 2, 2005” are based on the closing price of our common stock of $9.48 on December 31, 2004, the last trading day of our 2004 fiscal year, as reported on the Nasdaq National Market, less the exercise price paid for such shares, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option.

	Number of Securities		Value of Unexercised In-The-
	Underlying Unexercised		Money Options at January 2,
	Options at January 2, 2005		2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jay T. Flatley	124,581	375,419	$541,856	$1,304,144
David L. Barker, Ph.D.	36,165	118,835	159,434	433,916
Noemi C. Espinosa	19,999	55,001	90,558	203,943
Timothy M. Kish	29,333	155,667	140,394	551,656
John R. Stuelpnagel, D.V.M.	59,582	190,418	261,475	661,525

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

Compensation Committee Interlocks and Insider Participation

     Our executive compensation program has been administered by the compensation committee of our board of directors. As of January 2, 2005, the compensation committee consisted of Ms. Eastham, Mr. Greer and Dr. Rastetter. None of these individuals was an employee or an officer of ours.

     None of our current executive officers has ever served as a member of a board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee during the last fiscal year.

Board Compensation Committee Report on Executive Compensation

     The compensation committee’s responsibility is to administer and review the base salaries, annual incentive compensation and long-term incentives of our executive officers, including our Chief Executive Officer, and to establish the general compensation policies for such individuals. The compensation committee engaged an independent third-party compensation consultant to review and provide recommendations regarding compensation, bonus and stock programs. The compensation committee also has the authority to make discretionary option grants to our executive officers under our 2000 stock plan.

     Compensation Philosophy. Our philosophy is to maintain an executive compensation program that allows us to attract, retain and reward executive officers who contribute to our long-term success and to link that compensation to both individual performance and the value created for our stockholders. We have adopted a challenging strategy with an aggressive set of underlying goals and our success will in large part be determined by the quality of personnel we are able to recruit. A competitive compensation program will be a crucial part of recruiting the people required to help us achieve these goals. Our compensation program consists of three elements; base salary, incentive bonuses and long-term equity incentives. In general, our goal is to provide a total compensation package that is competitive with the biotechnology and life science instrumentation companies with which we compete for talent.

     Base Salary. The salaries for executive officers for 2004 were generally determined on an individual basis by the compensation committee. Determinations of appropriate base salary levels are made based on level of responsibility, prior experience and breadth of knowledge as well as competitive pay practices in our industry. Initial salary levels are set at the market average when compared to leading companies in our industry, adjusted for size. Subsequent changes to base salary are based on individual performance measured against pre-established objectives and competitive factors at the time.

     Incentive Bonus. The compensation committee awards bonuses to executive officers based on an incentive bonus program. The incentive bonus opportunity of each executive is expressed as a percentage of his or her base salary and reflects the relative capacity of each executive to affect the results of the Company. The intent of the bonus program is to motivate and reward executives for performance as measured against well defined performance goals. The goals are based on both individual milestones that vary with the individual’s position as well as our overall financial performance. After year-end results have been confirmed, the Chief Executive Officer reviews with the compensation committee each executive’s performance against the previously established goals. After taking into consideration the Company’s overall revenue and earnings performance, the compensation committee decides upon bonus awards, which are then reported to the full board of directors. A similar review of the Chief Executive Officer’s performance is conducted annually by the compensation committee, the results of which are then reported to the full board of directors.

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

     CEO Compensation. The compensation of Jay T. Flatley, our Chief Executive Officer, is established consistent with Illumina’s general compensation philosophy. In setting that salary, the compensation committee considered several factors, including the achievement of company goals during 2004, such as exceeding the sales goals for genotyping service contracts and system sales and minimizing cash burn, as well as the level of leadership and management required to develop and market our products. Mr. Flatley’s salary was increased from $360,400 in 2003 to $399,315 in 2004 in recognition of these and other competitive factors. Mr. Flatley also received a $147,747 bonus in 2004 based on the same incentive plan as the other executive officers.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for compensation in excess of $1 million paid during a single year to the CEO or any of the four other most highly compensated officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). Although Illumina considers the impact of this deduction-loss rule when developing and implementing its executive compensation programs, the Company believes that it is important to preserve flexibility in designing such programs. Accordingly, the Company has not adopted a policy that all compensation paid must qualify as deductible under Section 162(m). The amount of compensation income paid to and recognized by each of our officers during 2004 did not with respect to any single officer exceed $1 million.

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
Karin Eastham
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

     The audit committee has reviewed and discussed the consolidated financial statements with management and Ernst & Young, the Company’s independent auditors. Management is responsible for the preparation, presentation and integrity of Company’s financial statements; accounting and financial reporting principles; establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)); establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)); evaluating the effectiveness of disclosure controls and procedures; evaluating the effectiveness of internal control over financial reporting; and evaluating any change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Ernst & Young LLP is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States of America, as well as expressing an opinion on (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

     During the course of fiscal 2004, management completed the documentation, testing and evaluation of Company’s system of internal control over financial reporting in response to the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. The audit committee was kept apprised of the progress of the evaluation and provided oversight and advice to management during the process. In connection with this oversight, the audit committee received periodic updates provided by management and Ernst & Young LLP at each regularly scheduled audit committee meeting. The audit committee also held a number of special meetings to discuss issues as they arose. At the conclusion of the process, management provided the audit committee with, and the audit committee reviewed a report on the effectiveness of the Company’s internal control over financial reporting. The audit committee also reviewed the report of management contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 filed with the SEC, as well as Ernst and Young LLP’s Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K related to its audit of (i) the consolidated financial statements and financial statement schedule, (ii) management’s assessment of the effectiveness of internal control over financial reporting and (iii) the effectiveness of internal control over financial reporting. The audit committee continues to oversee the Company’s efforts related to its internal control over financial reporting and management’s preparations for the evaluation in fiscal 2005.

     The audit committee has reviewed and discussed the audited financial statements with management, discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements of Auditing Standards), has received the written disclosures and the letter from independent auditors required by ISB Standard No. 1 and has had discussions with the auditors regarding their independence. Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in our annual report on Form 10-K for the fiscal year ended January 2, 2005, for filing with the Securities and Exchange Commission.

     The undersigned members of the audit committee have submitted this report to the board of directors:

AUDIT COMMITTEE
Daniel M. Bradbury
Karin Eastham
William H. Rastetter, Ph.D.

Stock Performance Graph

     The graph depicted below shows a comparison of our cumulative total stockholder returns for our common stock, the NASDAQ Composite Index, and the NASDAQ Pharmaceutical Index, from the date of our initial public offering on July 27, 2000 through December 31, 2004. The graph assumes that $100 was invested on July 27, 2000, in our common stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF TOTAL RETURN AMONG
ILLUMINA, INC.,
THE NASDAQ COMPOSITE INDEX AND
THE NASDAQ PHARMACEUTICAL INDEX

		NASDAQ	NASDAQ
	Illumina, Inc.	Composite Index	Pharmaceutical Index
July 27, 2000	100.00	100.00	100.00
December 29, 2000	100.39	63.84	93.20
December 28, 2001	71.44	51.60	82.08
December 27, 2002	19.50	35.34	51.96
December 26, 2003	43.81	51.73	74.57
December 31, 2004	59.25	103.03	80.21

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of January 31, 2005 for:

•	each of our directors;

•	each of the named executive officers listed in the summary compensation table included herein;

•	each stockholder known by us to own beneficially more than 5% of our common stock; and

•	all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days from January 31, 2005 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise noted below, the address of each person listed on the table is 9885 Towne Centre Drive, San Diego, CA 92121. Some of the shares of common stock held by our directors, officers and consultants are subject to repurchase rights in our favor. For a description of these repurchase rights, see the footnotes below.

	Shares Issuable	Beneficial Ownership
	Pursuant to Options	Number of Shares
	Exercisable Within	(including
	60 days of	number shown in	Percentage
Name and Address	January 31, 2005	first column)	of Total (1)
DIRECTORS AND EXECUTIVE OFFICERS
Jay T. Flatley (2)	143,540	1,069,615	2.8
David L. Barker, Ph.D. (3)	40,790	297,857	*
Noemi C. Espinosa (4)	22,811	242,061	*
Timothy M. Kish (5)	34,833	437,759	1.1
John R. Stuelpnagel, D.V.M. (6)	68,957	704,640	1.8
Daniel M. Bradbury	5,000	5,000	*
Karin Eastham	—	—	*
R. Scott Greer(7)	22,500	26,500	*
Paul Grint, M.D.	—	—	*
William H. Rastetter, Ph.D.	15,000	58,340	*
David R. Walt, Ph.D. (8)	15,000	1,421,713	3.7
All directors and executive officers as a group (15 persons)	1,028,607	4,084,280	10.4

5% STOCKHOLDERS
ARCH Venture Partners, LLC (9)	—	2,715,299	7.1
8725 West Higgins Road, Suite 290
Federated Investors, Inc (10)	—	3,205,410	8.4
5800 Corporate Drive Pittsburgh, PA 15222

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Percentage ownership is based on the 38,124,708 shares of common stock outstanding on January 31, 2005.

(2)	Includes 12,600 shares beneficially owned by Mr. Flatley’s children.

(3)	Includes 3,300 shares beneficially owned by a trust for which Dr. Barker is the trustee. As of January 31, 2005, we have the right to repurchase 8,334 of Dr. Barker’s shares upon termination of Dr. Barker’s services to the Company, which repurchase right lapses over time.

(4)	As of January 31, 2005, we have the right to repurchase 10,750 of Ms. Espinosa’s shares upon termination of Ms. Espinosa’s services to the Company, which repurchase right lapses over time.

(5)	Includes 6,000 shares beneficially owned by Mr. Kish’s children. As of January 31, 2005, we have the right to repurchase 18,750 of Mr. Kish’s shares upon termination of Mr. Kish’s services to the Company, which repurchase right lapses over time.

(6)	As of January 31, 2005, we have the right to repurchase 47,500 of Dr. Stuelpnagel’s shares upon termination of Dr. Stuelpnagel’s services to the Company, which repurchase right lapses over time.

(7)	Mr. Greer resigned from the Board of Directors in April 2005.

(8)	Includes 303,980 shares beneficially owned by Dr. Walt’s wife, 60,000 shares owned by OSCI, Inc. and 31,540 shares beneficially owned by Dr. Walt’s children. Dr. Walt is a principal in OSCI, Inc. Dr Walt disclaims beneficial ownership of the shares held by OSCI, Inc.

(9)	Based solely on information contained in Schedule 13G filed by Arch Venture Partners, LLC on February 14, 2005.

(10)	Based solely on information contained in Schedule 13G filed by Federated Investors, Inc. on February 14, 2005.

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

(c) Number of securities
remaining available for
future issuance under
	(a) Number of		equity compensation
	securities to be issued	(b)Weighted-average	plans (excluding
	upon exercise of	exercise price of	securities reflected in
Plan Category	outstanding options	outstanding options	column (a))
Equity compensation plans approved by security holders	6,206,020	$6.99	5,964,649
Equity compensation plans not approved by security holders	—	$—	—
Total	6,206,020	$6.99	5,964,649

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

ITEM 14. Principal Accounting Fees and Services.

Audit Fees

     The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements, the quarterly reviews of the financial statements included in our Forms 10-Q, review of form S-3 and an A-133 audit required by our government grants were $312,226 and $135,720 for fiscal years 2004 and 2003, respectively. In 2004, audit fees also include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

Audit-Related Fees

     Ernst & Young LLP did not perform any audit-related services, for fiscal years 2004 and 2003.

Tax Fees

     The aggregate fees billed by Ernst & Young LLP for professional services rendered for the preparation of our tax returns and tax planning and advice were $25,520 for fiscal year 2003. In fiscal year 2004, all tax related services were performed by parties other than Ernst & Young.

All Other Fees

     Ernst & Young LLP did not perform any professional services other than as stated under the captions Audit Fees, Audit-Related Fees and Tax Fees for fiscal year 2004 or 2003.

Pre Approval Policies and Procedures

     The audit committee has adopted a policy that requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditor as required by the Exchange Act. The audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

     (3) EXHIBITS:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Form of Merger Agreement between Illumina, Inc., a California corporation, and Illumina, Inc., a Delaware corporation.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investors Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

4.3(5)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.

+10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

+10.2(1)	1998 Incentive Stock Plan.

+10.3(2)	2000 Employee Stock Purchase Plan (Filed as Exhibit 99.2).

10.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for Illumina’s principal offices.

10.5(1)	Joint Development Agreement dated November 1999 between Registrant and PE Corporation (with certain confidential portions omitted).

10.6(1)	Asset Purchase Agreement dated November 1998 between Registrant and nGenetics, Inc. (with certain confidential portions omitted).

10.7(1)	Asset Purchase Agreement dated March 2000 between Registrant and Spyder Instruments, Inc. (with certain confidential portions omitted).

10.8(1)	License Agreement dated May 1998 between Tufts and Registrant (with certain confidential portions omitted).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.9(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.

+10.10(3)	2000 Stock Plan (Filed as Exhibit 99.1).

10.11(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

10.12(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

10.13(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).

10.14(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.

10.15(7)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.

10.16(7)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.

10.17(7)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.

10.18(8)	Replacement Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10.19(8)	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Company, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10.20(8)	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

+10.21(8)	2000 Employee Stock Purchase Plan as amended on March 21, 2002.

+10.22(8)	2000 Stock Plan as amended on March 21, 2002.

10.23(9)	License Agreement dated January 2002 between Amersham Biosciences Corp. and Registrant (with certain confidential portions omitted).

10.24(10)	License Agreement dated June 2002 between Dade Behring Marburg GmbH and Registrant (with certain confidential portions omitted).

10.25(11)	Purchase and Sale Agreement and Escrow Instructions dated June 18, 2004 between Bernardo Property Advisors, Inc. and Registrant.

10.26(12)	Single Tenant Lease dated August 18, 2004 between BioMed Realty Trust Inc. and Registrant.

10.27(12)	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Registrant (with certain confidential portions omitted).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.28(13)	Collaboration Agreement dated December 17, 2004 between Invitrogen Incorporated and Registrant (confidential treatment has been requested with respect to certain portions of this exhibit).

10.29(13)	Forms of Stock Option Agreement under 2000 Stock Plan.

14(10)	Code of Ethics.

21(13)	Subsidiaries of the Company.

23.1(14)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1(13)	Power of Attorney (included on the signature page).

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy M. Kish pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Timothy M. Kish pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-8 filed March 29, 2001.

(4)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (000-30361) filed May 14, 2001.

(6)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended September 30, 2001 filed November 14, 2001.

(8)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended March 31, 2002 filed May 13, 2002.

(9)	Incorporated by reference to the same numbered exhibit filed with Amendment No. 1 to our Registration Statement on Form S-3 (333-111496) filed March 2, 2004.

(10)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K for the year ended December 28, 2003.

(11)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended June 27, 2004 filed August 6, 2004.

(12)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q for the quarterly period ended October 3, 2004 filed November 12, 2004.

(13)	Incorporated by reference to the same numbered exhibit filed with our original Form 10-K for the fiscal year ended January 2, 2005 filed March 8, 2005.

(14)	Incorporated by reference to the same numbered exhibit filed with Form 10-K/A for the fiscal year ended January 2, 2005 filed on March 29, 2005.

SUPPLEMENTAL INFORMATION

     No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2005.

ILLUMINA, INC.
/s/ JAY T. FLATLEY
By: Jay T. Flatley
President and Chief Executive Officer

April 28, 2005