Form 10-Q
period 2005-04-03
ILLUMINA INC
filed 2005-04-29
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended April 3, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	38,593,874 Shares
Class	Outstanding at April 3, 2005

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLUMINA, INC.

Condensed Consolidated Balance Sheets

	April 3, 2005	January 2, 2005
	(unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,953	$54,789
Investments, available for sale	9,108	—
Restricted cash and investments	—	12,205
Accounts receivable, net	11,755	11,891
Inventory, net	4,979	3,807
Prepaid expenses and other current assets	1,618	999

Total current assets	80,413	83,691
Property and equipment, net	10,831	8,574
Intangible and other assets, net	2,536	2,642

Total assets	$93,780	$94,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,585	$13,091
Litigation judgment	—	5,957

Total current liabilities	15,585	19,048
Deferred gain on sale of land and building	3,124	3,218
Other long-term liabilities	2,649	379
Commitments and contingencies
Stockholders’ equity	72,422	72,262

Total liabilities and stockholders’ equity	$93,780	$94,907

Note: The Balance Sheet at January 2, 2005 has been derived from the audited financial statements as of that date.

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	April 3,	March 28,
	2005	2004
	(In thousands, except per share
	amounts)
Revenue
Product revenue	$12,165	$8,939
Service revenue	2,691	1,150
Research revenue	292	714

Total revenue	15,148	10,803

Costs and expenses:
Cost of product revenue	3,937	2,562
Cost of service revenue	662	240
Research and development	5,878	5,176
Selling, general and administrative	5,993	5,738
Amortization of deferred compensation and other stock-based compensation charges	57	318
Litigation judgment	—	189

Total costs and expenses	16,527	14,223

Loss from operations	(1,379)	(3,420)
Interest and other income (expense), net	144	(511)

Net loss	$(1,235)	$(3,931)

Net loss per share, basic and diluted	$(0.03)	$(0.12)

Shares used in calculating net loss per share, basic and diluted	38,347	32,549

The composition of stock-based compensation is as follows:
Research and development	$15	$139
Selling, general and administrative	42	179

	$57	$318

See accompanying notes.

ILLUMINA, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	April 3,	March 28,
	2005	2004
	(In thousands)
Operating activities:
Net loss	$(1,235)	$(3,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	1,073
Loss on disposal of property and equipment	71	—
Amortization of premium on investments	(14)	281
Amortization of deferred compensation and other stock-based compensation charges	57	318
Amortization of gain on sale of land and building	(94)	—
Changes in operating assets and liabilities:
Accounts receivable	(41)	(4,246)
Inventory	(1,172)	(129)
Prepaid expenses and other current assets	(623)	220
Other assets	—	(126)
Accounts payable and accrued liabilities	2,541	1,641
Accrued litigation judgment	(5,957)	189
Other long term liabilities	2,331	—

Net cash used in operating activities	(3,325)	(4,710)

Investing activities:
Purchases of available-for-sale securities	—	(6,310)
Sales and maturities of available for sale securities	3,133	7,568
Purchase of property and equipment	(3,060)	(727)

Net cash provided by investing activities	73	531

Financing activities:
Payments on long-term debt	—	(105)
Payments on equipment financing	—	(78)
Proceeds from issuance of common stock	1,284	674

Net cash provided by financing activities	1,284	491
Effect of foreign currency translation on cash and cash equivalents	132	(37)

Net decrease in cash and cash equivalents	(1,836)	(3,725)

Cash and cash equivalents at beginning of period	54,789	12,465

Cash and cash equivalents at end of period	$52,953	$8,740

See accompanying notes.

ILLUMINA, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.

          Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2004 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K.

          The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fiscal Year

          The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended April 3, 2005 and March 28, 2004 are both 13 weeks.

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

     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab revenue is recognized when earned, which is generally upon shipment, installation, training and fulfillment of contractually defined acceptance criteria. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The Company was awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the first phase of the International HapMap Project. A portion of the revenue from this project was earned at the time the related costs were incurred while the remainder of the revenue was earned upon the delivery of genotyping data. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. Some contracts entered into by the Company qualify as multiple element arrangements as defined by Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue for delivered elements only when the delivered element has stand-alone value, the fair values of undelivered elements are known, and there are no uncertainties regarding customer acceptance. All

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

revenues are recognized net of applicable allowances for returns or discounts.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
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

     As of January 2, 2005, restricted cash and investments primarily consist of corporate debt securities that are used as collateral against a letter of credit (see Note 8).

Stock-Based Compensation

     At April 3, 2005, the Company has three stock-based employee and non-employee director compensation plans, which are described more fully in the Company’s 2004 Annual Report on Form 10-K. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted prior to the Company’s initial public offering with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 28.

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

	Three Months Ended
	April 3,	March 28,
	2005	2004
Weighted average risk-free interest rate	3.88%	2.99%
Expected dividend yield	0%	0%
Weighted average volatility	91%	98%
Estimated life (in years)	5	5
Weighted average fair value of options granted	$6.29	$5.96

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands except per share amounts):

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Net loss as reported	$(1,235)	$(3,931)
Add: Stock-based compensation expense recorded	57	318
Less: Assumed stock compensation expense	(2,261)	(2,340)

Pro forma net loss	$(3,439)	$(5,953)

Basic and Diluted net loss per share:
As reported	$(0.03)	$(0.12)

Pro forma	$(0.09)	$(0.18)

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

     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements if FAS 123. While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard is effective for fiscal years beginning after June 15, 2005, and the Company expects to adopt SFAS 123R on January 2, 2006.

     The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges which will increase the Company’s reported operating expenses; however, it will have no impact on its cash flows. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model the Company chooses to use. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss above.

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

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

	Three months ended
	April 3,	March 28,
	2005	2004
	(In thousands)
Weighted-average shares outstanding	38,418	33,059
Less: Weighted-average shares of common stock subject to repurchase	(71)	(510)

Weighted-average shares used in calculating net loss per share, basic and diluted	38,347	32,549

          The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 6,961,756 and 5,809,649 for the three months ended April 3, 2005 and March 28, 2004, respectively.

Comprehensive Income (Loss)

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective as cash flow hedges, and foreign currency translation adjustments.

     The components of other comprehensive income (loss) are as follows (in thousands):

	April 3,	January 2,
	2005	2005
	(In thousands)
Net loss	$(1,235)	$(3,931)
Foreign currency translation adjustments	31	44
Unrealized gain on available-for-sale securities	22	225

Other comprehensive loss	$(1,182)	$(3,662)

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

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant.

          The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. The Company does not hold any derivative financial instruments for trading or speculative purposes. The Company primarily uses forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at April 3, 2005 was $2.7 million. These contracts had a fair value of approximately $70,000. For the three months ended April 3, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and the Company settled foreign exchange contracts of $1.7 million. The Company did not hold any derivative financial instruments prior to July 2004.

4. Inventories

          Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. Provisions for slow moving, excess and obsolete inventories are provided based on product life cycle and development plans, product expiration and quality issues, historical experience and inventory levels. The components of net inventories are as follows:

	April 3, 2005	January 2, 2005
	(In thousands)
Raw materials	$2,012	$1,487
Work in process	2,587	1,714
Finished goods	380	606

	$4,979	$3,807

5. Intangible Assets

          Intangible assets consist of license agreements and acquired technology. In accordance with Accounting Principles Board (“APB”) Opinion No. 17, Accounting for Intangible Assets, intangible assets are recorded at cost. The rights related to one of the license agreements are amortized over its estimated useful life (five years) and will be fully amortized in fiscal year 2008. The rights related to other license agreements are amortized based on sales of related product and are expected to be fully amortized by the end of fiscal 2005. The cost of these license agreements was $0.8 million and the Company has amortized $0.6 million through April 3, 2005.

6. Warranties

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

          Changes in the Company’s warranty liability during the three months ended April 3, 2005 are as follows (in thousands):

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Balance at January 2, 2005	$386
Additions charged to cost of revenue	96
Repairs and replacements	(235)

Balance at April 3, 2005	$247

7. Commitments and Long-Term Debt

Building Loan

          In July 2000, the Company entered into a ten year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26 million, ten year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004. Interest expense was $0.5 million for the three months ended March 28, 2004.

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

Operating Leases

          In August 2004, the Company entered into a ten year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company made a $1.9 million security deposit and is paying monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year. The lease contains an option to renew for three additional periods of five years each. The Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also leases office space under non-cancelable operating leases that expire at various times through January 2007. These leases contain renewal options ranging from 2 to 3 years.

8. Legal Proceedings

          The Company has incurred substantial costs in defending itself against legal claims made against it, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.

Termination-of-Employment Lawsuit

          In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses awarded by a jury related to a termination-of-employment lawsuit. The Company appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. The Company recorded interest expense during the appeal based on the statutory rate. For the three months ended March 28, 2004, the Company recorded litigation expense of $189,000 for such interest charges. As a result of the revised judgment, the Company reduced the $9.2 million liability recorded on its balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the statement of operations in the fourth quarter of fiscal 2004.

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

          As a result of the Company’s decision to appeal the ruling, the Company filed a surety bond with the court equal to 1.5 times the judgment amount or $11.3 million. Under the terms of the bond, the Company was required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, the Company was required to deposit $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds were restricted from use for general corporate purposes until the appeal process was completed. A judgment was rendered in December 2004 and payment of $5.9 million was made in January 2005 at which time the restricted funds, which were recorded as restricted investments, were released.

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

9. Collaborative Agreements

International HapMap Project

          The Company was the recipient of a grant from the National Institutes of Health covering its participation in the first phase of the International HapMap Project, which is a $100 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company received $9.1 million of funding for this project which covered basic research activities, the development of SNP assays and the genotyping performed on those assays. As of April 3, 2005, the Company received all funds related to this project.

Invitrogen Corporation

          In December 2004, the Company entered into a strategic collaboration with Invitrogen Corporation. The collaboration is expected to expand the Company’s Oligator™ DNA synthesis technology and combine that capability with Invitrogen’s sales, marketing and distribution channels. Under the terms of the agreement, Invitrogen has agreed to pay the Company up to $3.4 million, of which $2.3 million has been paid and is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of April 3, 2005. The Company is using these funds to invest in its San Diego facility to enable implementation of fourth-generation Oligator technology and extend the technology into tube-based oligo products. In addition, the agreement provides for the transfer of the Company’s Oligator technology into two Invitrogen facilities outside North America. Profit from the sale of collaboration products will be divided equally between the two companies.

10. Subsequent Events

          On April 8, 2005, the Company completed the acquisition of CyVera Corporation (”CyVera”), a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of the Company. The Company believes CyVera’s technology is highly complementary to its portfolio of products and services and

ILLUMINA, INC.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

will become an integral part of the Company’s technology. The aggregate consideration paid for the transaction was $17.5 million, consisting of approximately 1.6 million shares of the Company’s common stock and the payment of $2.3 million of CyVera’s liabilities at the closing. The Company expects the first products based on CyVera’s technology to be available in the second half of 2006. The Company has not yet finalized the accounting for the acquisition, but it currently expects that a significant portion of the purchase price will be allocated to in-process research and development which will be charged against earnings in the second quarter of 2005.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended January 2, 2005 included in the Company’s Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

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

     In 2001, we began commercial sale of short pieces of DNA, or oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, which has allowed us to market our oligonucleotides under a price leadership strategy while still achieving attractive gross margins. In 2001, we also initiated our SNP genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping services contracts with many leading genotyping centers, and were awarded $9.1 million from the National Institutes of Health to play a major role in the first phase of the International HapMap Project.

     Our production-scale BeadLab is based on the system we developed that has been operational in our genotyping service product line since 2001. In addition to our Sentrix™ Array Matrices, it includes the BeadArray Reader, a proprietary scanner that uses a laser to read the results of experiments captured on our arrays, as well as the GoldenGate™ SNP genotyping assay which can analyze up to 1536 SNPs per DNA sample. This system is being marketed to a small number of high throughput genotyping users. As of April 3, 2005, we have installed and recorded revenue for ten BeadLabs.

     In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of April 3, 2005, we have shipped 55 BeadStations.

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

     In late 2004, we announced a strategic collaboration with Invitrogen Corporation to synthesize and distribute oligos. Under the agreement, we are expanding our Oligator DNA synthesis technology to include both plate and tube based capability and Invitrogen will be responsible for sales, marketing and technical support. Profits from sales of collaboration products will be divided equally between the two companies.

     In early 2005, we expanded our gene expression portfolio by announcing the launch of a new assay, DASL™, for generating gene expression profiles from RNA samples including those containing partially degraded RNAs. We also announced a standard DASL cancer panel. Prior to our DASL assay, degraded RNA samples have been reliably assayed only with expensive, low-multiplex approaches.

     On April 8, 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead platform is highly complementary to our portfolio of products and services and will become an integral part of our BeadArray technology. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker R&D and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. The aggregate consideration for the transaction was $17.5 million, consisting of approximately 1.6 million shares of Illumina common stock and the payment of $2.3 million of CyVera’s liabilities at the closing. We expect the first products based on CyVera’s technology to be available in the second half of 2006. We have not yet finalized the accounting for the acquisition, but we currently expect that a significant portion of the purchase price will be allocated to in-process research and development which will be charged against earnings in the second quarter of 2005.

     We are seeking to expand our customer base for our BeadArray technology; however, we can give no assurance that our sales efforts will continue to be successful.

     Our revenues are subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect our customer ordering patterns. Approximately 30% of our revenues for the year ended January 2, 2005 and approximately 16% of our revenues for the quarter ended April 3, 2005 resulted from transactions that were funded under the International HapMap Project. We believe virtually all of the activities under this grant involving the Company and its customers were completed in early 2005. We expect that the planned commercial launch of our whole genome genotyping arrays and our recently launched whole genome gene expression arrays, combined with the continued expansion of our existing product lines, will offset the loss of revenues funded by the HapMap grant and will drive future revenue growth. However, any significant delays in the commercial launch of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

          We have incurred substantial operating losses since our inception. As of April 3, 2005, our accumulated deficit was $124.9 million, and total stockholders’ equity was $72.4 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, as well as a charge of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result of the expected increase in expenses, we will need to increase revenue significantly to achieve profitability.

Results of Operations

          To enhance comparability, the following table sets forth unaudited Condensed Consolidated Statements of Operations for the three months ended April 3, 2005 and March 28, 2004 stated as a percentage of total revenue.

	Three months ended
	April 3, 2005	March 28, 2004
Revenue
Product revenue	80%	83%
Service revenue	18	11
Research revenue	2	6

Total revenue	100	100
Costs and expenses:
Cost of product revenue	26	24
Cost of service revenue	4	2
Research and development	39	48
Selling, general and administrative	40	53
Amortization of deferred compensation and other stock-based compensation charges	—	3
Litigation judgment	—	2

Total costs and expenses	109	132

Loss from operations	(9)	(32)
Interest income (expense), net	1	(4)

Net loss	(8)%	(36)%

Three Months Ended April 3, 2005 and March 28, 2004

          Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended April 3, 2005 and March 28, 2004 are both 13 weeks.

Revenue

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

	Three months ended
	April 3,	March 28,
	2005	2004	Change
	(in thousands)
Product revenue	$12,165	$8,939	$3,226
Service revenue	2,691	1,150	1,541
Research revenue	292	714	(422)

Total revenue	$15,148	$10,803	$4,345

     Revenue for the three months ended April 3, 2005 was $15.1 million, increasing $4.3 million from $10.8 million in the three month period ended March 28, 2004.

     Product revenue increased to $12.2 million for the three months ended April 3, 2005 from $8.9 million for the three months ended March 28, 2004. The increase resulted primarily from sales of our BeadStation benchtop genotyping systems. In addition, sales of consumables used with our BeadStation and BeadLab systems, as well as sales of oligonucleotides each increased slightly in the three months ended April 3, 2005 as compared to the three months ended March 28, 2004.

     Service revenue increased to $2.7 million for the three months ended April 3, 2005 from $1.2 million for the three months ended March 28, 2004, due primarily to a higher level of third party SNP genotyping service contracts completed during the 2005 period, as well as increased revenue related to the International HapMap Project. We completed all revenue generating genotyping services for the International HapMap Project in early 2005. We expect sales from third party SNP genotyping services contracts to fluctuate from quarter to quarter, depending on the mix and number of contracts that are completed during the quarter. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNP’s and samples to us.

     Government grants and other research funding decreased to $0.3 million for the three months ended April 3, 2005 from $0.7 million for the three months ended March 28, 2004, due to a decrease in internal research spending for our grants from the National Institutes of Health. We expect government grants to remain a small percentage of total revenues in the future.

Cost of Product and Service Revenue

	Three months ended
	April 3,	March 28,
	2005	2004	Change
	(in thousands)
Cost of product revenue	$3,937	$2,562	$1,375
Cost of service revenue	662	240	422

Total cost of product and service revenue	$4,599	$2,802	$1,797

          Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue is included in research and development expense.

          Cost of product revenue increased to $3.9 million for the three months ended April 3, 2005 from $2.6 million for the three months ended March 28, 2004 driven by higher sales. Gross margin on product revenue decreased to 68% for the three months ended April 3, 2005, from 71% for the three months ended March 28, 2004, due primarily to a higher mix of BeadStation sales and lower average pricing for oligos, as compared to the prior year.

          Cost of service revenue increased to $0.6 million for the three months ended April 3, 2005 from $0.2 million for the three months ended March 28, 2004 due to higher service revenues. Gross margin on service revenues fell slightly to 75% for the three months ended April 3, 2005, from 79% for the three months ended March

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

28, 2004 due to the mix of projects completed this quarter and higher extended service contract sales which have lower margins than our genotyping service projects.

          We expect our market will become increasingly price competitive, and over the longer term, our margins will fluctuate between the high 60% and low 70% range.

Research and Development

	Three months ended
	April 3,	March 28,
	2005	2004	Change
	(in thousands)
Research and development	$5,878	$5,176	$702

          Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $5.9 million from $5.2 million for the three months ended April 3, 2005 and March 28, 2004, respectively.

     The cost of BeadArray research activities increased $1.0 million for the three months ended April 3, 2005 as compared to the three months ended March 28, 2004. The increase occurred primarily as a result of rent expense from the lease of our building allocated to research and development. In August of 2004 we sold our land and buildings and leased back such property for an initial term of ten years. Research to support our Oligator technology platform decreased $0.3 million for the three months ended April 3, 2005 as compared to the three months ended March 28, 2004 primarily due to a higher absorption of related overhead expenses to cost of revenue offset by an increase in rent expense. We expect that our research and development expenses will increase in the near term due to increased spending levels for new product development. In addition, we expect an increase in research and development expenses in connection with our acquisition of CyVera Corporation which closed in April 2005.

          Stock based compensation related to research and development employees and consultants was approximately $15,000 for the three months ended April 3, 2005 as compared to approximately $139,000 for the three months ended March 28, 2004.

Selling, General and Administrative

	Three months ended
	April 3,	March 28,
	2005	2004	Change
	(in thousands)
Selling, general and administrative	$5,993	$5,738	$255

          Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $0.3 million to $6.0 million for the three months ended April 3, 2005 from $5.7 million for the three months ended March 28, 2004. Our sales and marketing expense increased $1.1 million, of which $0.7 million is attributable to personnel related expenses, and $0.2 million is attributable to an increase in facility related expenses. General and administrative expenses decreased by $0.8 million in the three months ended April 3, 2005 as compared to the three

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

months ended March 28, 2004 due to a $1.2 million decrease in outside legal costs, which was partially offset by a $0.3 million increase in personnel related expenses.

          We expect that our selling, general and administrative expenses will increase as we expand our staff, add sales and marketing infrastructure, and incur additional costs to support the commercialization and support of an increasing number of products, as well as higher facility costs.

          Stock based compensation related to selling, general and administrative employees, directors and consultants was approximately $42,000 for the three months ended April 3, 2005 as compared to approximately $179,000 for the three months ended March 28, 2004.

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Three months ended
	April 3,	March 28,
	2005	2004	Change
	(in thousands)
Amortization of deferred compensation and other stock-based compensation charges	$57	$318	$(261)

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

          We recorded amortization of deferred compensation of approximately $57,000 for the three months ended April 3, 2005 and approximately $318,000 for the three months ended March 28, 2004. We expect expenses related to stock based compensation to increase significantly beginning in 2006 as we implement the requirements of SFAS 123R. Although the adoption of SFAS 123R’s fair value method is expected to result in a significant increase in our reported operating expenses, it will have no impact on our cash flows. SFAS 123R is discussed further in Note 1 to our condensed consolidated financial statements.

Litigation Judgment

	Three months ended
	April 3,	March 28,
	2005	2004	Change
	(in thousands)
Litigation judgment	$—	$189	$(189)

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a jury verdict in a termination-of-employment lawsuit. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. During the appeal process, the court required us to incur interest charges on the judgment amount at statutory rates until the case was resolved. For the three months ended March 28, 2004 we recorded $189,000 as litigation expense for such interest charges. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004.

Interest and Other Income (Expense), net

	Three months ended
	April 3,	March 28,
	2005	2004	Change
	(in thousands)
Interest and other income (expense), net	$144	$(511)	$655

          Interest income on our cash and cash equivalents and investments was $0.3 million for the three months ended April 3, 2005 as compared to $35,000 for the three months ended March 28, 2004. The increase is due to higher effective interest rates.

          Interest expense was approximately $2,000 for the three months ended April 3, 2005 as compared to $0.5 million for the three months ended March 28, 2004. Interest expense in the 2004 period relates primarily to a $26.0 million fixed rate loan which was paid off in August 2004 in connection with the sale of our San Diego facilities.

          In the three months ended April 3, 2005, we recorded approximately $42,000 in losses due to foreign currency transactions as compared to approximately $31,000 in gains for the three months ended March 28, 2004. We also recorded approximately $71,000 in losses on disposals of equipment in the three months ended April 3, 2005; we had no losses on disposals of equipment in the three months ended March 28, 2004. Estimated foreign income taxes were approximately $51,000 and $34,000 for the three months ended April 3, 2005 and March 28, 2004, respectively.

Liquidity and Capital Resources

          As of April 3, 2005, we had cash, cash equivalents and investments of $62.1 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities, with strong credit ratings or short maturity mutual funds providing similar financial returns.

          Our operating activities used cash of $3.3 million in the three months ended April 3, 2005, as compared to $4.7 million in the three months ended March 28, 2004. Net cash used in operating activities in the three months ended April 3, 2005 was primarily the result of a net loss from operations of $1.2 million, a $5.9 million payment for a litigation judgment and a $1.2 million increase in inventory, reduced by a $2.5 million increase in accounts payable, accrued liabilities and other liabilities, a $2.3 million increase in long term liabilities primarily related to payments received from Invitrogen Corporation recorded as deferred revenue and non-cash charges of $0.8 million for depreciation and amortization. Net cash used in operating activities in the three months ended March 28, 2004 was primarily the result of a net loss from operations of $3.9 million and a $4.2 million increase in accounts receivable, reduced by a $1.6 million increase in accounts payable, accrued liabilities and other liabilities and non-cash charges of $1.1 million for depreciation and amortization.

          Our investing activities provided cash of approximately $73,000 in the three months ended April 3, 2005 as compared to $0.5 million in the three months ended March 28, 2004. Cash provided in investing activities in the

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

three months ended April 3, 2005 was due to $3.1 million from the sale or maturity of investment securities used to provide operating funds for our business, reduced by $3.1 million for the purchase of property and equipment. Cash provided in investing activities in the three months ended March 28, 2004 was due primarily to $1.2 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $0.7 million for the purchase of property and equipment.

                Our financing activities provided $1.3 million in the three months ended April 3, 2005 as compared to $0.5 million in the three months ended March 28, 2004. Cash provided in financing activities in the three months ended April 3, 2005 was due primarily to proceeds from the issuance of common stock. Cash provided in financing activities in the three months ended March 28, 2004 was primarily due to proceeds from the issuance of common stock reduced by payments on long-term debt and equipment financings.

          Based on our current operating plans, we expect that our current cash and cash equivalents, investments, revenues from sales and funding from grants will be sufficient to fund our anticipated operating needs for at least 24 months. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the current time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the success of our acquisition of CyVera, the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding within this 24 month time frame. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights.

          In December, 2003, we filed a shelf registration statement that would allow us to raise up to $65 million of funding through the sale of common stock in one or more transactions. In May 2004, we raised $28.7 million, net of offering expenses, through the sale of our common stock under this shelf registration statement. We currently do not have plans to raise additional funds under this registration statement.

Critical Accounting Estimates

General

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires that management make estimates, assumptions and judgments with respect to the application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

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

     Product delivery generally occurs when product is delivered to a common carrier or when the customer receives the product, depending on the nature of the arrangement and provided no significant obligations remain. BeadLabs are considered delivered upon shipment, installation, training and fulfillment of contractually defined acceptance criteria and we need to determine the completion of each of these deliverables before revenue can be recognized. Genotyping services are considered delivered generally at the time the genotyping data is delivered to the customer. We were awarded $9.1 million from the National Institutes of Health to perform genotyping services in connection with the first phase of the International HapMap Project. A portion of the services related to this project is considered delivered at the time the related costs are incurred while the remainder is considered delivered upon the delivery of genotyping data.

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

     Sales of our genotyping and gene expression systems include a standard one year warranty. We also sell separately priced maintenance (extended warranty) contracts, which are generally for one or two years, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our gross margins could be adversely affected.

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

          We have recently acquired CyVera Corporation and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. In connection with the CyVera acquisition, we assumed certain liabilities and hired certain employees of CyVera, which is expected to result in an increase in research and development expenses and our capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

We have generated only moderate amounts of revenue from product and service offerings to date. We expect to continue to incur net losses and we may not achieve or maintain profitability.

          We have incurred net losses since our inception and expect to continue to incur net losses through most of 2005. At April 3, 2005 our accumulated deficit was $124.9 million, and we incurred a net loss of $1.2 million for the three months ended April 3, 2005. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

          We currently have no credit facility or committed sources of capital available as of April 3, 2005. To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

          We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer, David Barker, our vice president and chief scientific officer, and John Stuelpnagel, our senior vice president and chief operating officer. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, as we announced in October 2004, Timothy Kish, our chief financial

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

officer, has resigned from Illumina, effective April 29, 2005. On April 27, 2005, we announced Christian Henry had accepted our employment offer for the chief financial officer position, and is expected to start in early June. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

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

          Approximately 64% of our revenues for the three months ended April 3, 2005 were derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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

          Our revenues are subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses. Approximately 30% of our revenues for the year 2004 and 16% of revenues for the first quarter of 2005 resulted from transactions that were funded under the International HapMap Project. We believe virtually all of the activities under this grant involving the Company and its customers were completed in early 2005. Although we expect that the loss of revenues resulting from the completion of the HapMap grant may be offset by the planned commercial launch of our whole genome genotyping arrays and our recently launched whole genome gene expression arrays, combined with the continued expansion of our existing product lines, any significant delays in the commercial launch of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

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

     Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. In July 2004, we began hedging significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at April 3, 2005 was $2.7 million. These contracts had a fair value of approximately $70,000, representing an unrealized loss, and were included in other current liabilities at April 3, 2005. As of April 3, 2005, all contracts were set to expire at various times through July 2005 and are with reputable bank institutions. For the three months ended April 3, 2005, there were no amounts

ILLUMINA, INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $1.7 million. We have hedged all significant firm commitments denominated in foreign currencies, and as a result, any increase or decrease in the exchange rates of these commitments would have no net effect to our balance sheet or our results of operations.

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

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of April 3, 2005. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during the first quarter of 2005.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Termination-of-Employment Lawsuit

          In March 2001, a complaint seeking damages of an unspecified amount was filed against us by a former employee in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In July 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. We recorded interest expense on the $7.7 million during the appeal based on the statutory rate. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004. In January 2005, we paid the $5.9 million and removed the liability from our balance sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through April 3, 2005, we have used $22.5 million to purchase property, plant and equipment and $46.3 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.

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

Illumina, Inc.

(Registrant)

Date: April 29, 2005	/s/ Timothy Kish

Timothy Kish
Vice President and Chief Financial Officer