Form 10-Q
period 2005-07-03
ILLUMINA INC
filed 2005-08-08
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For Quarterly Period Ended July 3, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	40,554,585 Shares

Class	Outstanding at July 3, 2005

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ILLUMINA, INC.
Condensed Consolidated Balance Sheets

	July 3, 2005	January 2, 2005
	(unaudited)	(Note)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,566	$54,789
Restricted cash and investments	—	12,205
Accounts receivable, net	12,192	11,891
Inventory, net	5,157	3,807
Prepaid expenses and other current assets	1,023	999

Total current assets	72,938	83,691
Property and equipment, net	13,573	8,574
Goodwill	2,315	—
Intangible and other assets, net	2,433	2,642

Total assets	$91,259	$94,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,067	$13,091
Litigation judgment	—	5,957

Total current liabilities	15,067	19,048
Deferred gain on sale of land and building	3,030	3,218
Other long-term liabilities	2,873	379
Commitments and contingencies
Stockholders’ equity	70,289	72,262

Total liabilities and stockholders’ equity	$91,259	$94,907

Note: The Balance Sheet at January 2, 2005 has been derived from the audited financial statements as of that date.
See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Revenue
Product	$12,636	$9,045	$24,801	$17,984
Service	2,783	1,815	5,474	2,965
Research	405	626	697	1,340

Total revenue	15,824	11,486	30,972	22,289

Costs and expenses:
Cost of product revenue	4,033	2,701	7,970	5,263
Cost of service revenue	701	366	1,363	606
Research and development	7,301	5,320	13,179	10,496
Selling, general and administrative	6,494	5,993	12,487	11,731
Acquired in-process research and development	15,800	—	15,800	—
Amortization of deferred compensation and other stock-based compensation charges	41	250	98	568
Litigation judgment	—	189	—	378

Total costs and expenses	34,370	14,819	50,897	29,042

Loss from operations	(18,546)	(3,333)	(19,925)	(6,753)
Interest and other income (expense), net	7	(183)	151	(694)

Net loss	$(18,539)	$(3,516)	$(19,774)	$(7,447)

Net loss per share, basic and diluted	$(0.46)	$(0.10)	$(0.50)	$(0.22)

Shares used in calculating net loss per share, basic and diluted	40,187	34,960	39,267	33,754

The composition of stock-based compensation is as follows:
Research and development	$17	$108	$32	$247
Selling, general and administrative	24	142	66	321

	$41	$250	$98	$568

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	July 3,	June 27,
	2005	2004
	(in thousands)
Operating activities:
Net loss	$(19,774)	$(7,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	15,800	—
Depreciation and amortization	1,669	2,168
Loss on disposal of property and equipment	71	—
Amortization of premium on investments	(14)	369
Amortization of deferred compensation and other stock-based compensation charges	98	568
Amortization of gain on sale of land and building	(187)	—
Changes in operating assets and liabilities:
Accounts receivable	(742)	(5,397)
Interest receivable	—	249
Inventory	(1,349)	(748)
Prepaid expenses and other current assets	231	331
Other assets	—	(129)
Accounts payable and accrued liabilities	524	3,800
Accrued litigation judgment	(5,957)	378
Other long term liabilities	2,436	—

Net cash used in operating activities	(7,194)	(5,858)

Investing activities:
Cash paid for acquisition, net of cash acquired	(2,388)	—
Purchases of available-for-sale securities	—	(6,603)
Sales and maturities of available for sale securities	12,248	26,348
Purchase of property and equipment	(6,232)	(1,446)

Net cash provided by investing activities	3,628	18,299

Financing activities:
Payments on long-term debt	(27)	(207)
Payments on equipment financing	—	(231)
Proceeds from issuance of common stock	2,935	29,478

Net cash provided by financing activities	2,908	29,040
Effect of foreign currency translation on cash and cash equivalents	435	64

Net (decrease) increase in cash and cash equivalents	(223)	41,545

Cash and cash equivalents at beginning of period	54,789	12,465

Cash and cash equivalents at end of period	$54,566	$54,010

See accompanying notes.

1. Summary of Significant Accounting Principles
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters and six month periods ended July 3, 2005 and June 27, 2004 are both 13 and 26 weeks, respectively.
Revenue Recognition
     The Company records revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin No. 104 (“SAB 104”). Under SAB 104, revenue cannot be recorded until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Product revenue consists of sales of oligonucleotides, arrays, assay reagents, genotyping systems and gene expression systems. Service revenue consists of revenue received for performing SNP genotyping services and for extended warranty sales.
     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab and BeadStation revenue is recognized when earned, which is generally upon shipment except for BeadLab revenue which is recognized upon installation, training and acceptance. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Revenue for genotyping services is recognized generally at the time the genotyping analysis data is delivered to the customer. The Company was awarded a $9.1 million grant from the National Institutes of Health in September 2002 to perform genotyping services in connection with the first phase of the International HapMap Project. A portion of the revenue from this project was earned at the time the related costs were incurred while the remainder of the revenue was earned upon the delivery of genotyping data. The Company recorded no revenue under this grant in the three months ended July 3, 2005. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. Some contracts entered into by the Company qualify as multiple element arrangements as defined by Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue for delivered elements only when the delivered element has stand-alone value, the fair values of undelivered elements are known, and there are no uncertainties regarding customer acceptance. All revenues are recognized net of applicable allowances for returns or discounts.
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
     As of January 2, 2005, restricted cash and investments primarily consist of corporate debt securities that are used as collateral against a letter of credit (see Note 10). This letter of credit was released in January of 2005.
Stock-Based Compensation
     As of July 3, 2005, the Company has three stock-based employee and non-employee director compensation plans, which are described more fully in the Company’s 2004 Annual Report on Form 10-K. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted prior to the Company’s initial public offering and as part of a business acquisition with exercise prices below estimated fair value, which is being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) 28.
     In June 2005, the board of directors and stockholders adopted the 2005 Stock and Incentive Plan (the “2005 Stock Plan”). Upon adoption of the 2005 Stock Plan, issuance of options under the 2000 Stock Plan ceased. The 2005 Stock Plan provides that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors.
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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Weighted average risk-free interest rate	3.87%	3.67%	3.88%	3.11%
Expected dividend yield	0%	0%	0%	0%
Weighted average volatility	90%	96%	90%	98%
Estimated life (in years)	5	5	5	5
Weighted average fair value of options granted per share	$6.81	$5.10	$6.60	$5.81
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net loss as reported	$(18,539)	$(3,516)	$(19,774)	$(7,447)
Add: Stock-based compensation expense recorded	41	250	98	568
Less: Assumed stock compensation expense	(1,535)	(2,313)	(3,796)	(4,653)

Pro forma net loss	$(20,033)	$(5,579)	$(23,472)	$(11,532)

Basic and Diluted net loss per share:
As reported	$(0.46)	$(0.10)	$(0.50)	$(0.22)

Pro forma	$(0.50)	$(0.16)	$(0.60)	$(0.34)

     The pro forma effect on net loss presented is not likely to be representative of the pro forma effects on reported net income or loss in future years.
     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement supercedes FASB Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may also restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS 123. While SFAS 123R permits companies to continue to use such a model, it also permits the use of a “lattice” model. The Company has not yet determined which method or model it will use to measure the fair value of employee stock options under SFAS 123R. The new standard is effective for accelerated filers for fiscal years beginning on or after June 15, 2005, and the Company expects to adopt SFAS 123R on January 2, 2006.
     The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges that will increase the Company’s reported operating expenses; however, it will have no impact on the Company’s cash flows. The precise impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model the Company chooses to use. However, had the Company adopted SFAS 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss above.
     Deferred compensation for options granted, and restricted stock sold, to consultants has been determined in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted, and restricted stock sold, to consultants are periodically re-measured as the underlying options vest.
Net Loss per Share
     Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, Earnings per Share for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share because the Company reported a net loss and therefore the inclusion of weighted average shares of common stock issuable upon the exercise of stock options would be antidilutive.

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted-average shares outstanding	40,232	35,366	39,325	34,212
Less: Weighted-average shares of common stock subject to repurchase	(45)	(406)	(58)	(458)

Weighted-average shares used in calculating net loss per share, basic and diluted	40,187	34,960	39,267	33,754

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and shares of restricted stock, was 7,313,986 and 5,809,649 as of July 3, 2005 and June 27, 2004, respectively.
Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective as cash flow hedges, and foreign currency translation adjustments.
     The components of other comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net loss	$(18,539)	$(3,516)	$(19,774)	$(7,447)
Foreign currency translation adjustments	77	(4)	108	40
Unrealized gain (loss) on available-for-sale securities	7	(550)	29	(325)

Other comprehensive loss	$(18,455)	$(4,070)	$(19,637)	$(7,732)

2. Acquisition of CyVera Corporation
     On April 8, 2005, the Company completed its acquisition of 100% of the voting equity interests of CyVera Corporation (“CyVera”). Pursuant to an Agreement and Plan of Merger, dated as of February 22, 2005 (the “Merger Agreement”), by and among Illumina, Semaphore Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Illumina (“Merger Sub”), and CyVera, Merger Sub merged with and into CyVera, with CyVera surviving as a wholly owned subsidiary of Illumina. The results of CyVera’s operations have been included in the Company’s consolidated financial statements since the acquisition date of April 8, 2005.
     CyVera was created in October 2003 to commercialize its digital microbead technology platform and optical instrumentation/reader concepts. The Company believes that the CyVera technology is highly complementary to the Company’s own portfolio of products and services; will enhance the Company’s capabilities to service its existing customers; and will accelerate the development of additional technologies, products and services. In summary, the Company believes that integrating CyVera’s capabilities with the Company’s technologies will better position the Company to address the emerging biomarker R&D and in-vitro and molecular diagnostic markets.
     Pursuant to the Merger Agreement, Illumina issued approximately 1.6 million shares (the “Shares”) of Illumina common stock, paid approximately $2.3 million in cash and assumed net liabilities of CyVera. In addition, Illumina assumed the outstanding stock options of CyVera. Approximately 250,000 of the Shares were deposited into an escrow account with a bank. For a period of one year from the closing date, these shares will be held by the bank to satisfy any claims for indemnification made by the Company or CyVera pursuant to the Merger Agreement. To the extent that some, or all, of these shares are not required to satisfy indemnification claims, then such shares will be distributed pro rata among the CyVera stockholders.
     The results of CyVera’s operations have been included in the accompanying consolidated financial statements from the date of the acquisition. The total cost of the acquisition is as follows (in thousands):

Fair market value of securities issued, net	$14,433
Cash paid	2,291
Estimated transaction costs	728
Fair market value of options assumed	394

Total Purchase Price	$17,846

     The Company issued 1,579,897 shares of Illumina common stock in connection with this transaction. The fair value of the these shares was determined based on the average closing price of the Company’s common stock for five trading days preceding, and following, February 22, 2005 (the date the transaction was announced). The Company believes that this time period gives proper consideration to matters such as price fluctuations, quantities traded and issuance costs and represents a reasonable period before and after the date on which the terms of the acquisition were agreed. Based on these closing prices, the Company estimated the fair value of its common stock to be $9.1670 per share, which equates to a total fair value of $14,483,000. This fair value was reduced by $50,000, which represents the Company’s estimate of the costs to register these shares as required by the Merger Agreement.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The final purchase price allocation will differ from that presented below due to the fact that the Company has yet to identify the exact amount of the transaction costs incurred.

At April 8, 2005
(in thousands)
Cash	$4
Prepaid expenses	12
Fixed assets	349
Other assets	250
Deferred compensation	196
Accounts payable and accrued liabilities	(825)
Debt assumed	(255)

Net book value of net assets acquired	(269)

In-process research and development	15,800
Goodwill	2,315

Net assets acquired	$17,846

     In accordance with SFAS 142, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes.
     The Company allocated $15.8 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CyVera’s ongoing research and development initiatives were primarily involved with the development of its microbead technology platform and optical instrumentation / reader concepts.
     The value assigned to purchased IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the IPR&D were, in some cases, reduced based on the probability of developing a new technology, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on the Company’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 30% were considered appropriate for the in-process research and development. The Company believes that these discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.
     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. The Company believes that the foregoing assumptions used in the in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to expense in the second quarter of 2005.
     The following unaudited pro forma information shows the results of the Company’s operations for the three and six months ended July 3, 2005 and June 27, 2004 as though the acquisition had occurred as of the beginning of the periods presented:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue	$15,824	$11,486	$30,972	$22,289
Loss from continuing operations	(2,746)	(4,333)	(5,225)	(8,600)
Loss per share, basic and diluted	$(0.07)	$(0.12)	$(0.13)	$(0.26)

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. The pro forma results exclude the one-time in-process research and development charge recorded upon the acquisition. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.
3. Segment Information
     The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company.
4. Derivative Financial Instruments
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assesses, both at their inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company also assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings to the extent significant.
     The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. The Company does not hold any derivative financial instruments for trading or speculative purposes. The Company primarily uses forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at July 3, 2005 was $3.0 million. These contracts had a fair value of approximately $80,000 as of July 3, 2005. For the six months ended July 3, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and the Company settled foreign exchange contracts of $0.3 million. The Company did not hold any derivative financial instruments prior to July 2004.

5. Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. Provisions for slow moving, excess and obsolete inventories are provided based on product life cycle and development plans, product expiration and quality issues; historical experience and inventory levels. The components of net inventories are as follows:

	July 3, 2005	January 2, 2005
	(in thousands)
Raw materials	$2,602	$1,487
Work in process	1,929	1,714
Finished goods	626	606

	$5,157	$3,807

6. Intangible Assets
     Intangible assets consist of license agreements and acquired technology. In accordance with APB Opinion No. 17, Accounting for Intangible Assets, intangible assets are recorded at cost. The rights related to one of the license agreements are amortized over its estimated useful life (five years) and will be fully amortized in fiscal year 2008. The rights related to other license agreements are amortized based on sales of related product and are expected to be fully amortized by the end of fiscal 2005. The cost of these license agreements was $0.8 million and the Company has amortized $0.7 million through July 3, 2005.
7. Warranties
     The Company generally provides a one-year warranty on genotyping and gene expression systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts are recorded as cost of revenue ratably over the term of the maintenance contract.
     Changes in the Company’s warranty liability during the six months ended July 3, 2005 are as follows (in thousands):

Balance at January 2, 2005	$386
Additions charged to cost of revenue	312
Repairs and replacements	(363)

Balance at July 3, 2005	$335

8. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following:

	July 3, 2005	January 2, 2005
	(in thousands)
Accounts payable	$4,594	$2,684
Compensation	4,090	3,798
Professional Fees	1,893	1,488
Short-term deferred revenue	1,164	915
Taxes	1,037	928
Customer deposits	764	1,671
Reserve for product warranties	703	577
Other	822	1,030

	$15,067	$13,091

9. Commitments and Long-Term Debt
Building Loan
     In July 2000, the Company entered into a ten-year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26 million, ten-year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004. Interest expense was $0.6 million and $1.1 million, respectively for the three and six months ended June 27, 2004.
     In June 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, the Company received $15.5 million in net cash proceeds. The Company removed the land and net book value of the buildings of $36.9 million from its balance sheet, deferred the resulting $3.7 million gain on the sale of the property, and is amortizing the deferred gain over the ten-year lease term in accordance with SFAS 13, Accounting for Leases.
Operating Leases
     In August 2004, the Company entered into a ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company made a $1.9 million security deposit and is paying monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year. The lease contains an option to renew for three additional periods of five years each. The Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also leases office space under non-cancelable operating leases that expire at various times through April 2008. These leases contain renewal options ranging from 2 to 3 years.

10. Legal Proceedings
     The Company has incurred substantial costs in defending itself against legal claims made against it, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.
Termination-of-Employment Lawsuit
     In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses awarded by a jury related to a termination-of-employment lawsuit filed against the Company by Dr. Anthony W. Czarnik. The Company appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. The Company recorded interest expense during the appeal based on the statutory rate. For the three and six months ended June 27, 2004, the Company recorded litigation expense of $189,000 and $378,000, respectively, for such interest charges. As a result of the revised judgment, the Company reduced the $9.2 million liability recorded on its balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the statement of operations in the fourth quarter of fiscal 2004.
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
Affymetrix Litigation
     In July 2004, Affymetrix, Inc. (“Affymetrix”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the Company’s BeadArray products and services, including the Array Matrix and BeadChip products, infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. In September 2004, the Company filed its answer and counterclaims to Affymetrix’ complaint, seeking declaratory judgments from the court that it does not infringe the Affymetrix patents, and that such patents are invalid, and filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. The court has scheduled a claim interpretation hearing for March 8, 2006, and a trial date of October 16, 2006. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to vigorously defend itself against this suit. However, the Company cannot be sure it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of the Company's products and services, could result in a material adverse effect on its business, financial condition and results of operations.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     Dr. Czarnik filed suit against the Company in June 2005 in the U.S. District Court for the District of Delaware, alleging that the Company fraudulently omitted Dr. Czarnik’s name from various U.S. and foreign patent applications that disclose inventions of which Dr. Czarnik claims to be a joint inventor. His complaint alleges that he is entitled to correction of inventorship to identify him as an inventor on four patents issued in the U.S. and on certain pending U.S. and foreign patent applications, and that the Company committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks (1) an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of the U.S. patents and pending U.S. applications by adding Dr. Czarnik as an inventor, (2) an order requiring the Company to correct inventorship of several pending foreign patent applications by adding Dr. Czarnik as an inventor, (3) a judgment declaring all of the issued U.S. patents and pending U.S. patent applications unenforceable, and (4) an unspecified amount of compensatory and punitive damages, and an award of attorney’s fees. There has been no trial date set for this case. The Company believes it has meritorious defenses against this claim.
11. Collaborative Agreements
Invitrogen Corporation
     In December 2004, the Company entered into a strategic collaboration with Invitrogen Corporation. The collaboration is expected to expand the Company’s Oligator® DNA synthesis technology and combine that capability with Invitrogen’s sales, marketing and distribution channels. Under the terms of the agreement, Invitrogen has agreed to pay the Company up to $3.4 million, of which $2.3 million has been paid. The current portion totaling $0.3 million is included in accounts payable and accrued liabilities and the long-term portion totaling $2.0 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of July 3, 2005. The Company is using these funds to invest in its San Diego facility to enable implementation of fourth-generation Oligator technology and extend the technology into tube-based oligo products. In addition, the agreement provides

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
for the transfer of the Company’s Oligator technology into two Invitrogen facilities outside North America. Profit from the sale of collaboration products will be divided equally between the two companies.
International HapMap Project
     The Company was the recipient of a grant from the National Institutes of Health covering its participation in the first phase of the International HapMap Project, which is a $100 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company received $9.1 million of funding for this project that covered basic research activities, the development of SNP assays and the genotyping performed on those assays. As of July 3, 2005, the Company received all funds related to this project.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the consolidated financial statements and notes thereto for the year ended January 2, 2005 included in the Company’s Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
     The following discussion and analysis and other disclosures in this Quarterly Report on Form 10-Q, contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “predict”, “project” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Examples of forward-looking statements include, among others, statements regarding the integration of CyVera’s technology with our existing technology, the commercial launch of new products, including products based on CyVera’s technology, and the duration which our existing cash and other resources is expected to fund our operating activities.
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below as well as those discussed elsewhere. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission.
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

ILLUMINA. INC.
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
     Our production-scale BeadLab is based on the system we developed that has been operational in our genotyping service product line since 2001. In addition to our Sentrix® Array Matrices, it includes the BeadArray Reader, a proprietary scanner that uses a laser to read the results of experiments captured on our arrays, as well as the GoldenGate® SNP genotyping assay which can analyze up to 1536 SNPs per DNA sample. This system is being marketed to a small number of high throughput genotyping users. As of July 3, 2005, we have installed and recorded revenue for ten BeadLabs.
     In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of July 3, 2005, we have shipped 72 BeadStations.
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
     In 2005, we began shipments of Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis while allowing researchers to expand the scale and reproducibility of large-scale biological experimentation. The whole-genome genotyping BeadChip is designed to scale to unlimited levels of multiplexing without compromising data quality and to provide scientists the ability to query hundreds of thousands of SNPs in parallel. In 2004, we also announced two new versions of the Sentrix Array Matrix designed for researchers who want to take advantage of our technology, but whose projects require fewer SNPs per sample than the number utilized on our standard 1536-plex array products. Sales of these products began in the second quarter of 2005.
     On April 8, 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead platform is highly complementary to our portfolio of products and services and will become an integral part of our BeadArray technology. The acquisition is expected to provide us with a comprehensive approach

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
to bead-based assays for biomarker R&D and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. We expect the first products based on CyVera’s technology to be available in the second half of 2006. The estimated purchase price associated with the transaction was $17.8 million. We allocated $15.8 million of this purchase price to acquired in-process research and development and charged such amount against earnings in the second quarter of 2005.
     We are seeking to expand our customer base for our BeadArray technology; however, we can give no assurance that our sales efforts will continue to be successful.
     Our revenues are subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect our customer ordering patterns. Approximately 30% of our revenues for the year ended January 2, 2005 and approximately 8% of our revenues for the six month period ended July 3, 2005 resulted from transactions that were funded under the International HapMap Project. Virtually all of the activities under this grant involving the Company and its customers were completed in the first quarter of 2005. We expect that the commercial launch of our whole genome genotyping arrays and our recently launched whole genome gene expression arrays, combined with the continued expansion of our existing product lines, will offset the loss of revenues funded by the HapMap grant and will drive future revenue growth. However, any significant delays in the commercial launch of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.
     We have incurred substantial operating losses since our inception. As of July 3, 2005, our accumulated deficit was $143.5 million, and total stockholders’ equity was $70.3 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, an acquired in-process research and development charge of $15.8 million related to our acquisition of CyVera as well as a charge of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result of the expected increase in expenses, we will need to increase revenue significantly to achieve profitability.
Results of Operations
     To enhance comparability, the following table sets forth unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2005 and June 27, 2004 stated as a percentage of total revenue.

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Revenue
Product	80%	79%	80%	81%
Service	18	16	18	13
Research	2	5	2	6

Total revenue	100	100	100	100
Costs and expenses:
Cost of product revenue	26	24	26	24
Cost of service revenue	4	3	4	2
Research and development	46	46	43	47
Selling, general and administrative	41	52	40	52
Acquired in-process research and development	100	—	51	—
Amortization of deferred compensation and other stock-based compensation charges	—	2	—	3
Litigation judgment	—	2	—	2

Total costs and expenses	217	129	164	130

Loss from operations	(117)	(29)	(64)	(30)
Interest income (expense), net	—	(2)	—	(3)

Net loss	(117)%	(31)%	(64)%	(33)%

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
Three and Six Months Ended July 3, 2005 and June 27, 2004
     Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and six month periods ended July 3, 2005 and June 27, 2004 are both 13 and 26 weeks, respectively.
Revenue

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Product	$12,636	$9,045	$3,591	$24,801	$17,984	$6,817
Service	2,783	1,815	968	5,474	2,965	2,509
Research	405	626	(221)	697	1,340	(643)

Total revenue	$15,824	$11,486	$4,338	$30,972	$22,289	$8,683

     Product revenue increased to $12.6 million and $24.8 million, respectively, for the three and six month periods ended July 3, 2005 from $9.0 million and $18.0 million, respectively, for the three and six months ended June 27, 2004. The increase in the second quarter of 2005 resulted primarily from sales of consumables used with our BeadStation and BeadLab systems including sales of our whole genome genotyping beadchips which were launched in the second quarter of 2005. In addition, sales of oligonucleotides as well as our BeadStation benchtop genotyping systems each increased in the three months ended July 3, 2005 as compared to the three months ended June 27, 2004. The increase for the six-month period ending July 3, 2005 was primarily due to higher BeadStation, consumable and oligonucleotide sales.
     Service revenue increased to $2.8 million for the three months ended July 3, 2005 from $1.8 million for the three months ended June 27, 2004, due primarily to a higher demand for third party SNP genotyping service contracts during the 2005 period offset by decreased revenue related to the International HapMap Project. We completed all revenue generating genotyping services for the International HapMap Project in early 2005. We expect sales from third party SNP genotyping services contracts to fluctuate from quarter to quarter, depending on the mix and number of contracts that are completed during the quarter. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNP’s and samples to us. Service revenue increased to $5.5 million from $3.0 million for the six months ended July 3, 2005 and June 27, 2004, respectively, due primarily to a higher level of third party service contracts completed during the 2005 period.

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
     Government grants and other research funding decreased to $0.4 million and $0.7 million, respectively, for the three and six month periods ended July 3, 2005 from $0.6 million and $1.3 million, respectively, for the three and six months ended June 27, 2004, due primarily to a decrease in internal research spending for our grants from the National Institutes of Health. We expect government grants to remain a small percentage of total revenues in the future.
Cost of Product and Service Revenue

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Cost of product revenue	$4,033	$2,701	$1,332	$7,970	$5,263	$2,707
Cost of service revenue	701	366	335	1,363	606	757

Total cost of product and service revenue	$4,734	$3,067	$1,667	$9,333	$5,869	$3,464

     Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue are included in research and development expense. Cost of product and service revenue increased to $4.7 million and $9.3 million, respectively, for the three and six months ended July 3, 2005 from $3.1 million and $5.9 million, respectively, for the three and six months ended June 27, 2004, due primarily to the significant increase in product revenue. Gross margin on product and service revenue was 69% for both the three and six months ended July 3, 2005, compared to 72% for both the three and six months ended June 27, 2004.
     Cost of product revenue increased to $4.0 million and $8.0 million, respectively, for the three and six months ended July 3, 2005 from $2.7 million and $5.3 million, respectively, for the three and six months ended June 27, 2004, due to the significant increase in product revenue. Gross margin on product revenue was 68% for both the three and six months ended July 3, 2005, compared to 70% and 71%, respectively, for the three and six months ended June 27, 2004. The decrease for the three months ended July 3, 2005 is primarily due to lower gross margins on our consumable sales as compared to the prior year. The decrease for the six months ended July 3, 2005 is primarily due to a higher percentage of our revenue being generated from the sale of BeadStations and lower average pricing for oligos, as compared to the prior year.
     Cost of service revenue increased to $0.7 million and $1.4 million, respectively, for the three and six months ended July 3, 2005 from $0.4 million and $0.6 million, respectively, for the three and six months ended June 27, 2004 due to higher service revenues. Gross margin on service revenues was 75% for both the three and six months ended July 3, 2005, from 80% for both the three and six months ended June 27, 2004 due to a change in the mix of projects completed this quarter and a higher percentage of our service revenue being generated from extended service contract sales which have lower margins than our genotyping service projects.
     We expect our market will become increasingly price competitive, and over the longer term, our margins will fluctuate.

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
Research and Development

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Research and development	$7,301	$5,320	$1,981	$13,179	$10,496	$2,683
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $7.3 million and $13.2 million, respectively, for the three and six months ended July 3, 2005 as compared to $5.3 million and $10.5 million, respectively, for the three and six months ended June 27, 2004.
     The cost of BeadArray research activities increased $0.7 million and $1.7 million, respectively, for the three and six months ended July 3, 2005 as compared to the three and six months ended June 27, 2004. Research to support our Oligator technology platform increased $0.5 million and $0.2 million, respectively, for the three and six months ended July 3, 2005 as compared to the three and six months ended June 27, 2004. The increase occurred primarily as a result of higher overhead absorption to research and development, while incurring lower overhead absorption to cost of revenue. The increase in overhead absorption in research and development is primarily related to the development activities associated with our fourth generation Oligator technology which we intend to use in connection with our collaboration with Invitrogen. In addition, we experienced an increase in research and development expenses for our newly-acquired Microbead technology in connection with our acquisition of CyVera Corporation that closed in April 2005 totaling approximately $0.8 million. We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.
     Stock based compensation related to research and development employees and consultants was approximately $17,000 and $32,000 for the three and six months ended July 3, 2005 as compared to approximately $108,000 and $247,000 for the three and six months ended June 27, 2004.
Selling, General and Administrative

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Selling, general and administrative	$6,494	$5,993	$501	$12,487	$11,731	$756
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $0.5 million to $6.5 million for the three months ended July 3, 2005 from $6.0 million for the three months ended June 27, 2004. Our sales and marketing expense increased $1.0 million, of which $0.9 million is attributable to increased personnel related expenses related to the build out of our sales force and customer support staff, and $0.1 million is attributable to an increase in facility related expenses. General and administrative expenses decreased by $0.5 million in the three months ended July 3, 2005 as compared to the three months ended June 27, 2004 due to a $1.1 million decrease in litigation related expenses, which was partially offset by a $0.4 million increase in personnel related expenses.
     Selling, general and administrative expenses increased $0.8 million to $12.5 million for the six months ended July 3, 2005 from $11.7 million for the six months ended June 27, 2004. Approximately $2.1 million of the increase is due to higher sales and marketing costs, of which $1.7 million is attributable to personnel related expenses, and $0.3 million is attributable to an increase in facility related expenses. General and administrative expenses decreased by $1.3 million in the six months ended July 3, 2005 as compared to the six months ended June 27, 2004 due to a $2.4 million decrease in outside legal costs, which was partially offset by a $0.7 million increase in personnel related expenses.

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
     We expect that our selling, general and administrative expenses will increase as we expand our staff, add sales and marketing infrastructure, incur increased litigation costs as well as additional costs to support the commercialization and support of an increasing number of products.
     Stock based compensation related to selling, general and administrative employees, directors and consultants was approximately $24,000 and $66,000 for the three and six months ended July 3, 2005 as compared to approximately $142,000 and $321,000 for the three and six months ended June 27, 2004.
Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Amortization of deferred compensation and other stock-based compensation charges	$41	$250	$(209)	$98	$568	$(470)
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
     We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. For consultants, deferred compensation is recorded as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured in accordance with Statement of Financial Accounting Standards No. 123 and is periodically re-measured and expensed in accordance with Emerging Issues Task Force No. 96-18.
     We recorded amortization of deferred compensation of approximately $41,000 and $98,000, respectively, for the three and six months ended July 3, 2005 and $250,000 and $568,000, respectively, for the three and six months ended June 27, 2004. In both the three and six months ended July 3, 2005, we recorded approximately $16,000 as deferred compensation expense related to our acquisition of CyVera. We expect expenses related to stock based compensation to increase significantly beginning in 2006 as we implement the requirements of SFAS 123R. Although the adoption of SFAS 123R’s fair value method is expected to result in a significant increase in our reported operating expenses, it will have no impact on our cash flows. SFAS 123R is discussed further in Note 1 to our condensed consolidated financial statements.
Litigation Judgment

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Litigation judgment	$—	$189	$(189)	$—	$378	$(378)

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
     A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a jury verdict in a termination-of-employment lawsuit against us. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. During the appeal process, the court required us to incur interest charges on the judgment amount at statutory rates until the case was resolved. For the three and six months ended June 27, 2004 we recorded $189,000 and $378,000, respectively, as litigation expense for such interest charges. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004.
Interest and Other Income (Expense), net

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Interest and other income (expense), net	$7	$(183)	$190	$151	$(694)	$845
     Interest income on our cash and cash equivalents and investments was $0.3 million and $0.7 million, respectively, for the three and six months ended July 3, 2005 as compared to $0.5 million for both the three and six months ended June 27, 2004. The decrease in the three months ended July 3, 2005 is due to lower effective interest rates compared to the prior year. The increase in the six months ended July 3, 2005 is due to higher average cash balances compared to the prior year.
     Interest expense was approximately $4,000 and $6,000, respectively, for the three and six months ended July 3, 2005 as compared to $0.5 million and $1.1 million, respectively, for the three and six months ended June 27, 2004. Interest expense in the 2004 period relates primarily to a $26.0 million fixed rate loan that was paid off in August 2004 in connection with the sale of our San Diego facilities.
Liquidity and Capital Resources
     As of July 3, 2005, we had cash, cash equivalents and investments of $54.6 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities, with strong credit ratings or short maturity mutual funds providing similar financial returns.
     Our operating activities used cash of $7.2 million in the six months ended July 3, 2005, as compared to $5.9 million in the six months ended June 27, 2004. Net cash used in operating activities in the six months ended July 3, 2005 was primarily the result of a net loss from operations of $19.8 million, a $5.9 million payment for a litigation judgment and a $1.3 million increase in inventory, reduced by a $0.5 million increase in accounts payable and accrued liabilities, a $2.4 million increase in long term liabilities primarily related to payments received from Invitrogen Corporation recorded as deferred revenue, non-cash charges of $1.7 million for depreciation and amortization and a non-cash IPR&D charge of $15.8 million related to the CyVera acquisition. Net cash used in operating activities in the six months ended June 27, 2004 was primarily the result of a net loss from operations of $7.4 million, a $5.4 million increase in accounts receivable and a $0.7 million increase in inventory, reduced by a $3.8 million increase in accounts payable and accrued liabilities and non-cash charges of $2.2 million for depreciation and amortization.
     Our investing activities provided cash of approximately $3.6 million in the six months ended July 3, 2005 as compared to $18.3 million in the six months ended June 27, 2004. Cash provided in investing activities in the six

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
months ended July 3, 2005 was due to $12.2 million from the sale or maturity of investment securities used to provide operating funds for our business, reduced by $6.2 million for the purchase of property and equipment and $2.4 million paid for the acquisition of CyVera. Cash provided in investing activities in the six months ended June 27, 2004 was due primarily to $19.7 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $1.4 million for the purchase of property and equipment.
     Our financing activities provided $2.9 million in the six months ended July 3, 2005 as compared to $29.0 million in the six months ended June 27, 2004. Cash provided in financing activities in the six months ended July 3, 2005 was due primarily to proceeds from the issuance of common stock from option exercises. Cash provided in financing activities in the six months ended June 27, 2004 was primarily due to proceeds from the issuance of common stock reduced by payments on long-term debt and equipment financings.
     Based on our current operating plans, we expect that our current cash, cash equivalents and investments, and our expected revenues from sales and funding from grants, will be sufficient to fund our anticipated operating needs for at least 24 months. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the current time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligonucleotide and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the success of our acquisition of CyVera, the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding within this 24 month time frame. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights and any debt financing may carry covenants that could restrict our operations.
     In December 2003, we filed a shelf registration statement that would allow us to raise up to $65 million of funding through the sale of common stock in one or more transactions. In May 2004, we raised $28.7 million, net of offering expenses, through the sale of our common stock under this shelf registration statement. We currently do not have plans to raise additional funds under this registration statement.
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

ILLUMINA. INC.
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
     Sales of our genotyping and gene expression systems include a standard one-year warranty. We also sell separately priced maintenance (extended warranty) contracts, which are generally for one or two years, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our gross margins could be adversely affected.
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

ILLUMINA. INC.
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
Goodwill and Intangible Asset Valuation
     The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different acceptable generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.
     During fiscal 2001, we adopted SFAS 142. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of July 3, 2005, we had $2.3 million of goodwill.
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
     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Affymetrix filed a complaint against us in July 2004, alleging infringement of six of its patents, and other third parties have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties have obtained patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents and other proprietary rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.
     We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability. If we cannot continuously develop and commercialize new products, our revenues may not grow as intended.
     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, Affymetrix, Inc. recently released a 100k SNP genotyping chip and is testing a 500k SNP Genotyping chip which will compete with our SNP genotyping service and product offerings and several competitors have begun selling a single chip for whole human genome expression which may compete with our gene expression product offerings. One or more of our competitors may render our technology obsolete or uneconomical. Our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.
We may encounter difficulties in integrating recently completed or future acquisitions and that could adversely affect our business.
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
     We have incurred net losses since our inception and expect to continue to incur net losses through most of 2005. At July 3, 2005 our accumulated deficit was $143.5 million, and we incurred a net loss of $19.8 million for the six months ending July 3, 2005. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. We also expect the adoption of SFAS 123R to result in a significant increase in our operating expenses. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and consequently we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We have a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.
     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. Sales of our genotyping and gene expression systems only began in 2003, and some of our other technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting similarly situated companies developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
sale and we currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or at a price that enables us to compete effectively in the marketplace. Problems frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services, which may not be available on favorable terms, or at all.
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
     The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering our technologies and products, as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship may also arise. For example, a former employee recently filed a complaint against us, claiming he is entitled to be named as joint inventor of certain of our U.S. patents and pending U.S. and foreign patents and seeking a judgment that the related patents and applications are unenforceable. See “Item 1. Legal Proceedings” for a description of this complaint. Any finding that our patents and applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship rights to our patents and applications could require us to obtain licenses to practice the technology, which may not be available on favorable terms, if at all.
     In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around our patented technologies. Also, our patents may fail to provide us with any competitive advantage. We may need to initiate additional lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace.
     We also rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures, however, may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees,

ILLUMINA. INC.
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
     We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. Also, many of our manufacturing processes are automated and are controlled by our custom designed Laboratory Information Management System (“LIMS”). Additionally, as part of the decoding step in our array manufacturing process we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis, which may prevent us from achieving our expected shipments in any given period.
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

ILLUMINA. INC.
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
     Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the filing, prosecution and enforcement of patent claims, the outcome of our legal proceedings with Affymetrix, the defense of any future litigation against us and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our current cash, cash equivalents and investments, and our expected revenues from sales and funding from grants, will enable us to maintain currently planned operations for at least 24 months. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding within this timeframe. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.
We currently have no credit facility or committed sources of capital available as of July 3, 2005. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.
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

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)
A significant portion of our sales are to international customers.
     Approximately 41% of our revenues for the six months ended July 3, 2005 were derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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
     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping and gene expression profiling. Both of these markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. Also, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.
We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.
     Our revenues are subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses. Approximately 30% of our revenues for the year 2004 and 8% of revenues for the first six months of 2005 resulted from transactions that were funded under the International HapMap Project. We believe virtually all of the activities under this grant involving us and our customers were completed in early 2005. Although we expect that the loss of revenues resulting from the completion of the HapMap grant may be offset by the recent commercial launch of our whole genome genotyping arrays and our recently launched whole genome gene expression arrays, combined with the continued expansion of our existing product lines, any significant delays in the commercial launch of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.
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
     Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. In July 2004, we began hedging significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at July 3, 2005 was $3.0 million. These contracts had a fair value of approximately $80,000, representing an unrealized gain, and were included in other current assets at July 3, 2005. As of July 3, 2005, all contracts were set to expire at various times through November 2005 and are with reputable bank institutions. For the six months ended July 3, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $0.3 million. We have hedged all significant firm commitments denominated in foreign currencies, and as a result, any increase or decrease in the exchange rates of these commitments should have no net effect to our balance sheet or our results of operations.
Item 4. Controls and Procedures
     We have established and maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures that are designed to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with accounting principles generally accepted in the United States.
     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of July 3, 2005. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of July 3, 2005 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during the quarter ending July 3, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Termination-of-Employment Lawsuit
     In March 2001, a complaint seeking damages of an unspecified amount was filed against us by Dr. Anthony W. Czarnik, a former employee, in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In June 2002 a California Superior Court judgment was rendered against the Company and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. We recorded interest expense on the $7.7 million during the appeal based on the statutory rate. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004. In January 2005, we paid the $5.9 million and removed the liability from our balance sheet.
Affymetrix Litigation
     In July 2004, Affymetrix filed a complaint in the U.S. District Court for the District of Delaware alleging that our BeadArray products and services, including the Array Matrix and BeadChip products, infringe six Affymetrix patents. The suit seeks an unspecified amount of monetary damages and a judgment enjoining the sale of products, if any, that are determined to be infringing these patents. In September 2004, we filed our answer and counterclaims to Affymetrix’ complaint, seeking declaratory judgments from the court that we do not infringe the Affymetrix patents and that such patents are invalid, and filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. The court has scheduled a claim interpretation hearing for March 8, 2006 and a trial date of October 16, 2006. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix and intend to vigorously defend ourselves against this suit. However, we cannot be sure we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     Dr. Czarnik filed suit against Illumina in June 2005 in the U.S. District Court for the District of Delaware, alleging that Illumina fraudulently omitted Dr. Czarnik’s name from various U.S. and foreign patent applications that disclose inventions of which Dr. Czarnik claims to be a joint inventor. His complaint alleges that he is entitled to correction of inventorship to identify him as an inventor on four patents issued in the U.S. and on certain pending U.S. and foreign patent applications, and that Illumina committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks (1) an order requiring Illumina and the U.S. Patent and Trademark Office to correct the inventorship of the U.S. patents and pending U.S. applications by adding Dr. Czarnik as an inventor, (2) an order requiring Illumina to correct inventorship of several pending foreign patent applications by adding Dr. Czarnik as an inventor, (3) a judgment declaring all of the issued U.S. patents and pending U.S. patent applications unenforceable, and (4) an unspecified amount of compensatory and punitive damages, and an award of attorneys’ fees. There has been no trial date set for this case. We believe we have meritorious defenses against this claim.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through July 3, 2005, we have used $25.7 million to purchase property, plant and equipment, $2.4 million to acquire a business and $48.1 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, corporate debt securities and money market accounts.
     On April 8, 2005, we issued 1,579,897 shares of our common stock, $0.01 par value per share, to acquire 100% of the voting equity interests of CyVera Corporation. The securities were issued without registration under the Securities Act of 1933, in reliance upon the exemption provided by Section 4(2) of the Securities Act, and no general solicitation or advertising was made in connection with such issuance. We filed a registration statement covering the resale of these shares on May 20, 2005.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     The Registrant’s 2005 Annual Meeting of Stockholders was held on June 28, 2005. At the meeting, Daniel M. Bradbury and John R. Stuelpnagel, D.V.M. were elected as directors for a term expiring at the 2008 Annual Meeting of Stockholders. Directors Karin Eastham, Jay T. Flatley and William H. Rastetter, Ph.D. will continue to serve as directors with terms expiring at the 2006 Annual Meeting of Stockholders and directors Paul Grint, M.D. and David R. Walt, Ph.D. will continue to serve as directors with terms expiring at the 2007 Annual Meeting of Stockholders.
     In addition, the Registrant’s stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year 2005 and approved the Illumina, Inc. 2005 Stock and Incentive Plan.
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Daniel M. Bradbury, elected director at the meeting:

For:	36,283,574	Withhold Authority:	1,024,309
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of John R. Stuelpnagel, D.V.M, elected as director at the meeting:

For:	36,210,739	Withhold Authority:	1,097,144
     The vote on ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year 2005:

For:	37,266,750	Against:	12,510	Abstain:	28,623	Non votes:	—

Approval of Illumina, Inc. 2005 Stock and Incentive Plan:

For:	14,033,131	Against:	13,919,381	Abstain:	89,186	Non votes:	9,266,185
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Description of Document
10.30	Offer letter for Scott Kahn dated February 14, 2005.

10.31*	Offer letter for Alan Kersey dated February 15, 2005.

10.32	Offer letter for Paul Grint dated April 8, 2005.

10.33	Offer letter for Christian O. Henry dated April 26, 2005.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.

(Registrant)

Date: August 8, 2005	/s/ Christian O. Henry

Christian O. Henry
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)