Form 10-Q
period 2005-10-02
ILLUMINA INC
filed 2005-11-03
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended October 2, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	41,149,938 Shares

Class	Outstanding at October 2, 2005

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ILLUMINA, INC.
Condensed Consolidated Balance Sheets

	October 2, 2005	January 2, 2005
	(unaudited)	(Note)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,172	$54,789
Restricted cash and investments	—	12,205
Accounts receivable, net	17,607	11,891
Inventory, net	7,162	3,807
Prepaid expenses and other current assets	1,382	999

Total current assets	76,323	83,691
Property and equipment, net	15,342	8,574
Goodwill	2,268	—
Intangible and other assets, net	3,093	2,642

Total assets	$97,026	$94,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,742	$13,091
Litigation judgment	—	5,957

Total current liabilities	19,742	19,048
Deferred gain on sale of land and building	2,937	3,218
Other long-term liabilities	3,243	379
Commitments and contingencies
Stockholders’ equity	71,104	72,262

Total liabilities and stockholders’ equity	$97,026	$94,907

Note: The Balance Sheet at January 2, 2005 has been derived from the audited financial statements as of that date.
See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Revenue
Product	$16,285	$12,091	$41,085	$30,075
Service	2,724	1,071	8,198	4,036
Research	507	350	1,205	1,689

Total revenue	19,516	13,512	50,488	35,800
Costs and expenses:
Cost of product revenue	5,845	3,302	13,815	8,564
Cost of service revenue	754	215	2,117	821
Research and development	7,062	5,356	20,241	15,852
Selling, general and administrative	7,276	7,563	19,763	19,294
Acquired in-process research and development	—	—	15,800	—
Amortization of deferred compensation and other stock-based compensation charges	117	167	215	735
Litigation judgment	—	(1,311)	—	(933)

Total costs and expenses	21,054	15,292	71,951	44,333

Loss from operations	(1,538)	(1,780)	(21,463)	(8,533)
Interest and other income (expense), net	112	(246)	263	(939)

Net loss	$(1,426)	$(2,026)	$(21,200)	$(9,472)

Net loss per share, basic and diluted	$(0.03)	$(0.05)	$(0.53)	$(0.27)

Shares used in calculating net loss per share, basic and diluted	40,910	37,614	39,806	34,906

The composition of stock-based compensation is as follows:
Research and development	$16	$63	$48	$310
Selling, general and administrative	101	104	167	425

	$117	$167	$215	$735

See accompanying notes.

ILLUMINA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	October 2,	October 3,
	2005	2004
	(in thousands)
Operating activities:
Net loss	$(21,200)	$(9,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	15,800	—
Depreciation and amortization	2,629	3,142
Loss on disposal of property and equipment	74	—
Amortization of premium on investments	(14)	374
Amortization of deferred compensation and other stock-based compensation charges	215	735
Amortization of gain on sale of land and building	(281)	(62)
Changes in operating assets and liabilities:
Accounts receivable	(6,957)	(5,997)
Interest receivable	(1)	249
Inventory	(3,355)	(1,161)
Prepaid expenses and other current assets	(130)	(642)
Deferred revenue	1,310	954
Other assets	(4)	(2,041)
Accounts payable and accrued liabilities	3,944	2,620
Accrued litigation judgment	(5,957)	567
Other long term liabilities	2,839	(700)
Advance payment from a former collaborator	—	(10,000)

Net cash used in operating activities	(11,088)	(21,434)

Investing activities:
Cash paid for acquisition, net of cash acquired	(2,388)	—
Purchases of available-for-sale securities	—	(6,603)
Sales and maturities of available for sale securities	12,248	26,348
Proceeds from sale of land and building, net of fees	—	40,667
Purchase of property and equipment	(8,866)	(1,955)

Net cash provided by investing activities	994	58,457

Financing activities:
Payments on long-term debt	(54)	(25,386)
Payments on equipment financing	—	(231)
Proceeds from issuance of common stock	5,052	30,384
Repurchase of unvested common stock	—	(13)

Net cash provided by financing activities	4,998	4,754
Effect of foreign currency translation on cash and cash equivalents	479	80

Net (decrease) increase in cash and cash equivalents	(4,617)	41,857
Cash and cash equivalents at beginning of period	54,789	12,465

Cash and cash equivalents at end of period	$50,172	$54,322

See accompanying notes.

1. Summary of Significant Accounting Principles
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to prior periods to conform to the current period’s presentation.
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and footnotes included in the Company’s Annual Report for the year ended January 2, 2005 on Form 10-K as filed on March 8, 2005 and as amended on March 29, 2005 and April 28, 2005.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended October 2, 2005 and October 3, 2004 are 13 and 14 weeks, respectively, and the nine months ended October 2, 2005 and October 3, 2004 are 39 and 40 weeks, respectively.
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
     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. BeadLab and BeadStation revenue is recognized when earned, which is generally upon shipment, except for BeadLab revenue which is recognized upon installation, training and acceptance. Reserves are provided for anticipated product warranty expenses at the time the associated revenue is recognized. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty. Revenue for genotyping services is recognized when earned, which is generally at the time the genotyping analysis data is delivered to the customer or as certain milestones have been achieved. The Company was awarded a $9.1 million grant from the National Institutes of Health in September 2002 to perform genotyping services in connection with the first phase of the International HapMap Project. A portion of the revenue from this project was earned at the time the related costs were incurred while the remainder of the revenue was earned upon the delivery of genotyping data. The Company recorded no revenue under this grant in the three months ended October 2, 2005. Research revenue consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. Some contracts entered into by the Company qualify as multiple element arrangements as defined by Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue for delivered elements only when the delivered element has stand-alone value, the fair values of undelivered elements are known, and there are no uncertainties regarding customer acceptance. All revenues are recognized net of applicable allowances for returns or discounts.

     Some of the Company’s agreements contain multiple elements that include milestone payments. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgement from the Company’s collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the performance obligations for both the Company and Invitrogen after the milestone achievement will continue at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. The Company defers non-refundable upfront fees under the Company’s collaborations and recognizes them over the period the related services are provided or over the estimated collaboration term using various factors specific to the collaboration. Advance payments the Company receives in excess of amounts earned are classified as deferred revenues until earned.
Cash, Cash Equivalents & Investments
     Cash and cash equivalents are comprised of highly liquid investments with a remaining maturity of less than three months from the date of purchase.
     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests its excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial terms. The Company limits the amount of investment exposure as to institutions, maturity and investment type.
     As of January 2, 2005, restricted cash and investments primarily consist of corporate debt securities that are used as collateral against a letter of credit (see Note 10). This letter of credit was released in January of 2005.
Stock-Based Compensation
     As of October 2, 2005, the Company has two stock-based employee and non-employee director compensation plans. The Company’s 2000 employee stock purchase plan and 2000 stock plan are described more fully in the Company’s 2004 Annual Report on Form 10-K and the Company’s 2005 stock and incentive plan, which replaced the Company’s 2000 stock plan, is more fully described in the Company’s Definitive Proxy Statement on Schedule 14A for the Company’s 2005 annual meeting.
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
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the “2005 Stock Plan”). Upon adoption of the 2005 Stock Plan, issuance of options under the 2000 Stock Plan ceased. The 2005 Stock Plan provides that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors.
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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Weighted average risk-free interest rate	4.03%	3.51%	3.89%	3.23%
Expected dividend yield	0%	0%	0%	0%
Weighted average volatility	88%	95%	90%	97%
Estimated life (in years)	5	5	5	5
Weighted average fair value of options granted per share	$8.76	$4.08	$6.80	$5.30

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net loss as reported	$(1,426)	$(2,026)	$(21,200)	$(9,472)
Add: Stock-based compensation expense recorded	117	167	215	735
Less: Assumed stock compensation expense	(1,937)	(2,402)	(5,733)	(7,055)

Pro forma net loss	$(3,246)	$(4,261)	$(26,718)	$(15,792)

Basic and Diluted net loss per share:
As reported	$(0.03)	$(0.05)	$(0.53)	$(0.27)

Pro forma	$(0.08)	$(0.11)	$(0.67)	$(0.45)

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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may also restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS 123. While SFAS 123R permits companies to continue to use such a model, it also permits the use of a “lattice” model. The Company has determined it will use the Black-Scholes model to measure the fair value of employee stock options under SFAS 123R. The new standard is effective for accelerated filers for fiscal years beginning on or after June 15, 2005, and the Company expects to adopt SFAS 123R on January 2, 2006.
     The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges that will increase the Company’s reported operating expenses; however, it will have no impact on the Company’s cash flows. The precise impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss above.
     Deferred compensation for options granted and restricted stock sold to consultants has been determined in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted and restricted stock sold to consultants are periodically re-measured as the underlying options vest.
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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted-average shares outstanding	40,954	37,959	39,859	35,270
Less: Weighted-average shares of common stock subject to repurchase	(44)	(345)	(53)	(364)

Weighted-average shares used in calculating net loss per share, basic and diluted	40,910	37,614	39,806	34,906

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and shares of restricted stock, was 7,000,840 and 6,448,170 as of October 2, 2005 and October 3, 2004, respectively.
Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective as cash flow hedges, and foreign currency translation adjustments.
     The components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net loss	$(1,426)	$(2,026)	$(21,200)	$(9,472)
Foreign currency translation adjustments	4	(30)	53	10
Unrealized gain on forward contracts	3	2	62	2
Unrealized gain (loss) on available-for-sale securities	—	18	29	(307)

Other comprehensive loss	$(1,419)	$(2,036)	$(21,056)	$(9,767)

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
     Pursuant to the Merger Agreement, Illumina issued approximately 1.6 million shares (the “Shares”) of Illumina common stock, paid approximately $2.3 million in cash and assumed the net liabilities of CyVera. In addition, Illumina assumed the outstanding stock options of CyVera. Approximately 250,000 of the Shares were deposited into an escrow account with a bank. For a period of one year from the closing date, these shares will be held by the bank to satisfy any claims for indemnification made by the Company or CyVera pursuant to the Merger Agreement. To the extent that some, or all, of these shares are not required to satisfy indemnification claims, then such shares will be distributed pro rata among the CyVera stockholders.

     The results of CyVera’s operations have been included in the accompanying consolidated financial statements from the date of the acquisition. The total cost of the acquisition is as follows (in thousands):

Fair market value of securities issued, net	$14,433
Cash paid	2,291
Estimated transaction costs	681
Fair market value of options assumed	394

Total Purchase Price	$17,799

     The Company issued 1,579,897 shares of Illumina common stock in connection with this transaction. The fair value of the these shares was determined based on the average closing price of the Company’s common stock for five trading days preceding, and following, February 22, 2005 (the date the transaction was announced). The Company believes that this time period gives proper consideration to matters such as price fluctuations, quantities traded and issuance costs and represents a reasonable period before and after the date on which the terms of the acquisition were agreed. Based on these closing prices, the Company estimated the fair value of its common stock to be $9.1670 per share, which equates to a total fair value of $14.4 million.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The final purchase price allocation may differ from that presented below due to the fact that the Company has yet to identify the exact amount of the transaction costs incurred.

At April 8, 2005
(in thousands)
Cash	$4
Prepaid expenses	12
Fixed assets	349
Other assets	250
Deferred compensation	196
Accounts payable and accrued liabilities	(825)
Debt assumed	(255)

Net book value of net assets acquired	(269)
In-process research and development	15,800
Goodwill	2,268

Net assets acquired	$17,799

     In accordance with SFAS No. 142, Goodwill and other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company expects to perform its annual test for impairment of goodwill in May 2006. The Company is required to perform a periodic assessment between annual tests in certain circumstances. As of October 2, 2005, the Company has determined there has been no impairment of goodwill.
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

     The following unaudited pro forma information shows the results of the Company’s operations for the three and nine months ended October 2, 2005 and October 3, 2004 as though the acquisition had occurred as of the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenue	$19,516	$13,512	$50,488	$35,800
Loss from continuing operations	$(1,538)	$(2,911)	$(6,762)	$(11,512)
Loss per share, basic and diluted	$(0.03)	$(0.08)	$(0.16)	$(0.34)

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
     The Company has a foreign exchange hedging program principally designed to mitigate the financial impact of changes in foreign currency exchange rates. The Company does not hold any derivative financial instruments for trading or speculative purposes. The Company currently uses forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at October 2, 2005 was $1.7 million. These contracts had a fair value of approximately $25,000 as of October 2, 2005. For the three and nine months ended October 2, 2005 and October 3, 2004, there were no amounts recognized in earnings due to hedge ineffectiveness. For the three and nine months ended October 2, 2005, the Company settled foreign exchange contracts of $1.3 million and $3.3 million, respectively. The Company did not hold any derivative financial instruments prior to July 2004, and no settlements of foreign exchange contracts occurred in the three and nine months ended October 3, 2004.
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

	October 2, 2005	January 2, 2005
	(in thousands)
Raw materials	$3,284	$1,487
Work in process	2,509	1,714
Finished goods	1,369	606

	$7,162	$3,807

6. Intangible Assets
     Intangible assets consist of license agreements and acquired technology. In accordance with APB Opinion No. 17, Accounting for Intangible Assets, intangible assets are recorded at cost. The rights related to one of the license agreements are amortized over its estimated useful life (five years) and will be fully amortized in fiscal year 2008. The rights related to other license agreements are amortized based on sales of related product and are expected to be fully amortized by the end of fiscal 2005. The cost of these license agreements was $844,000 and the Company has amortized $773,000 through October 2, 2005.

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
     Changes in the Company’s warranty liability during the nine months ended October 2, 2005 are as follows (in thousands):

Balance at January 2, 2005	$386
Additions charged to cost of revenue	627
Repairs and replacements	(361)

Balance at October 2, 2005	$652

8. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following:

	October 2, 2005	January 2, 2005
	(in thousands)
Accounts payable	$7,972	$2,684
Compensation	3,516	3,798
Professional Fees	2,667	1,488
Short-term deferred revenue	2,212	915
Customer deposits	486	1,671
Reserve for product warranties	652	386
Other	2,237	2,149

	$19,742	$13,091

9. Commitments and Long-Term Debt
Building Loan
     In July 2000, the Company entered into a ten-year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26 million, ten-year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004. Interest expense was $0.3 million and $1.4 million, respectively for the three and nine months ended October 3, 2004.
     In June 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, the Company received $15.5 million in net cash proceeds. The Company removed the land and net book value of the buildings of $36.9 million from its balance sheet, deferred the resulting $3.7 million gain on the sale of the property, and is amortizing the deferred gain over the ten-year lease term in accordance with SFAS No. 13, Accounting for Leases.
Operating Leases
     In August 2004, the Company entered into a ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company made a $1.9 million security deposit and is obligated to pay monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year. In August 2005, the monthly rent increased to $328,202. The lease contains an option to renew for three additional periods of five years each. In accordance with SFAS 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also leases office space for a facility located in Connecticut and for two foreign facilities located in Japan and Singapore under non-cancelable operating leases that expire at various times through April 2008. These leases contain renewal options ranging from 2 to 3 years.

10. Legal Proceedings
     The Company has incurred substantial costs in defending itself against legal claims made against it, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.
Termination-of-Employment Lawsuit
     In June 2002, the Company recorded a $7.7 million charge to cover total damages and estimated expenses awarded by a jury related to a termination-of-employment lawsuit filed against the Company by Dr. Anthony W. Czarnik. The Company appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. The Company recorded interest expense during the appeal based on the statutory rate. For the three and nine months ended October 3, 2004, the Company recorded litigation expense of $189,000 and $567,000, respectively, for such interest charges. As a result of the revised judgment, the Company reduced the $9.2 million liability recorded on its balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the statement of operations in the fourth quarter of fiscal 2004.
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

11. Collaborative Agreements
Invitrogen Corporation
In December 2004, the Company entered into a strategic collaboration with Invitrogen Corporation. The goal of the collaboration is to combine the Company’s expertise in oligonucleotide manufacturing with the sales, marketing and distribution capabilities of Invitrogen. In connection with the collaboration, the Company is developing the next generation Oligator® DNA synthesis technology. This technology is expected to include both plate- and tube-based capabilities. Under the terms of the agreement, Invitrogen has agreed to pay the Company an upfront non-refundable collaboration payment of $2.3 million which was paid in the first quarter of 2005. Additionally, upon the achievement of a certain milestone, Invitrogen is obligated to make a milestone payment of $1.1 million to the Company. As of October 2, 2005, this milestone has not been achieved. The Company is currently using these funds to invest in its San Diego facility to enable the development and implementation of fourth-generation Oligator technology and extend the technology into tube-based oligo products.
The Company began manufacturing and shipping the plate-based and certain tube-based oligo products under the collaboration in the third quarter of 2005 and, therefore, has begun to amortize the upfront collaboration payment of $2.3 million as product revenue over the life of the agreement on a straight-line basis. The unamortized portion of the collaboration payment has been recorded as short- and long-term deferred revenue.
If the milestone related to the $1.1 million payment is achieved, the Company expects to record revenue when the milestone has been earned, as evidenced by acknowledgement from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the performance obligations for both the Company and Invitrogen after the milestone achievement will continue at a level comparable to the level before the milestone achievement. If all of these criteria are not met, this milestone achievement will be recognized over the remaining minimum period of our performance obligations under the agreement. In addition, the agreement provides for the transfer of the Company’s Oligator technology into two Invitrogen facilities outside North America. Collaboration profit from the sale of collaboration products will be divided equally between the two companies.
International HapMap Project
     The Company was the recipient of a grant from the National Institutes of Health covering its participation in the first phase of the International HapMap Project, which is a $100 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company received $9.1 million of funding for this project that covered basic research activities, the development of SNP assays and the genotyping performed on those assays, all of which was earned as of the first quarter of 2005.

ILLUMINA. INC.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the consolidated financial statements and notes thereto for the year ended January 2, 2005 included in the Company’s Annual Report on Form 10-K as filed on March 8, 2005 and as amended on March 29, 2005 and April 28, 2005. Operating results are not necessarily indicative of results that may occur in future periods.
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
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Our Operating Results” below as well as those discussed elsewhere. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission.
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
     In 2001, we began commercial sale of short pieces of DNA, or oligonucleotides (“oligos”), manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, which has allowed us to market our oligos under a price leadership strategy while still achieving attractive gross margins. In 2001, we also initiated our SNP genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping services contracts with many leading genotyping centers, and were awarded $9.1 million from the National Institutes of Health to play a major role in the first phase of the International HapMap Project.
     Our production-scale BeadLab is a turnkey platform that includes all hardware and software necessary to enable researchers to perform genetic analysis research on what we believe is an unprecedented scale. This system is being marketed to a small number of high-throughput genotyping users. As of October 2, 2005, we have what we believe is installed and recorded revenue for eleven BeadLabs.

     In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of October 2, 2005, we have shipped 91 BeadStations.
     In late 2004, we announced a strategic collaboration with Invitrogen Corporation to synthesize and distribute oligos. Under the agreement, we are developing the next generation of our Oligator DNA synthesis technology , which we expect will include both plate- and tube-based capabilities. Invitrogen will be responsible for sales, marketing and technical support. Profits from sales of collaboration products will be divided equally between the two companies. In the third quarter of 2005, we began shipping oligo products in conjunction with this collaboration agreement.
     In early 2005, we expanded our gene expression portfolio by announcing the launch of a new assay, DASL®, for generating gene expression profiles from RNA samples including those containing partially degraded RNAs. We also announced a standard DASL cancer panel. Prior to our DASL assay, degraded RNA samples have been reliably assayed only with expensive, low-multiplex approaches.
     In 2005, we began shipments of Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis while allowing researchers to expand the scale and reproducibility of large-scale biological experimentation. The whole-genome genotyping BeadChip is designed to scale to high levels of multiplexing without compromising data quality and to provide scientists the ability to query hundreds of thousands of SNPs in parallel. In 2004, we also announced two new versions of the Sentrix Array Matrix designed for researchers who want to take advantage of our technology, but whose projects require fewer SNPs per sample than the number utilized on our standard 1536-plex array products. Sales of these products began in the second quarter of 2005.
     On April 8, 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead platform is highly complementary to our portfolio of products and services and an integral part of our product portfolio. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker R&D and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. We expect the first products based on CyVera’s technology to be available in the second half of 2006. The estimated purchase price associated with the transaction was $17.8 million. We allocated $15.8 million of this purchase price to acquired in-process research and development and charged such amount against earnings in the second quarter of 2005.
     We are seeking to expand our customer base for our BeadArray technology; however, we can give no assurance that our sales efforts will continue to be successful.
     Our revenues are subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry, the timing and amount of government grant funding programs and other unpredictable factors that may affect our customer ordering patterns. Approximately 30% of our revenues for the year ended January 2, 2005 and approximately 5% of our revenues for the nine-month period ended October 2, 2005 resulted from transactions that were funded under the International HapMap Project. Virtually all of the activities under this grant involving the Company and its customers were completed in the first quarter of 2005. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.
     We have incurred substantial operating losses since our inception. As of October 2, 2005, our accumulated deficit was $144.9 million, and total stockholders’ equity was $71.1 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, an acquired in-process research and development charge of $15.8 million related to our acquisition of CyVera as well as a charge of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result of the expected increase in expenses, we will need to increase revenue significantly to achieve sustained profitability.

Results of Operations
     To enhance comparability, the following table sets forth unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2005 and October 3, 2004 stated as a percentage of total revenue.

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Revenue
Product	83%	89%	81%	84%
Service	14	8	16	11
Research	3	3	3	5

Total revenue	100	100	100	100
Costs and expenses:
Cost of product revenue	30	24	28	24
Cost of service revenue	4	2	4	2
Research and development	36	40	41	44
Selling, general and administrative	37	56	39	54
Acquired in-process research and development	—	—	31	—
Amortization of deferred compensation and other stock-based compensation charges	1	1	—	2
Litigation judgment	—	(10)	—	(3)

Total costs and expenses	108	113	143	123

Loss from operations	(8)	(13)	(43)	(23)
Interest income (expense), net	1	(2)	1	(3)

Net loss	(7)%	(15)%	(42)%	(26)%

Three and Nine Months Ended October 2, 2005 and October 3, 2004
     Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended October 2, 2005 and October 3, 2004 are 13 and 14 weeks, respectively, and the nine months ended October 2, 2005 and October 3, 2004 are 39 and 40 weeks, respectively.

Revenue

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Product	$16,285	$12,091	$4,194	$41,085	$30,075	$11,010
Service	2,724	1,071	1,653	8,198	4,036	4,162
Research	507	350	157	1,205	1,689	(484)

Total revenue	$19,516	$13,512	$6,004	$50,488	$35,800	$14,688

     Product revenue increased to $16.3 million and $41.1 million, respectively, for the three- and nine-month periods ended October 2, 2005 from $12.1 million and $30.1 million, respectively, for the three and nine months ended October 3, 2004. The increase in the third quarter of 2005 resulted primarily from sales of BeadStation and Beadlab genotyping systems and to a lesser extent sales of oligos. The increase for the nine-month period ending October 2, 2005 was primarily due to higher BeadStation, consumable and oligo sales.
     Service revenue increased to $2.7 million for the three months ended October 2, 2005 from $1.1 million for the three months ended October 3, 2004, due primarily to a higher demand for third party SNP genotyping service contracts during the 2005 period offset by decreased revenue related to the International HapMap Project. We completed all revenue generating genotyping services for the International HapMap Project in early 2005. We expect sales from third party SNP genotyping services contracts to fluctuate from quarter to quarter, depending on the mix and number of contracts that are completed during the quarter. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNP’s and samples to us. Service revenue increased to $8.2 million from $4.0 million for the nine months ended October 2, 2005 and October 3, 2004, respectively, due primarily to a higher level of third party service contracts completed during the 2005 period.
     Government grants and other research funding increased to $0.5 million for the three months ended October 2, 2005 from $0.4 million for the three months ended October 3, 2004, due primarily to two new grants awarded in the second quarter of 2005. Government grants and other research funding decreased to $1.2 million for the nine months ended October 2, 2005 from $1.7 million for the nine months ended October 3, 2004, due primarily to a decrease in internal research spending for our grants from the National Institutes of Health. We expect government grants to remain a small percentage of total revenues in the future.
Cost of Product and Service Revenue

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Cost of product revenue	$5,845	$3,302	$2,543	$13,815	$8,564	$5,251
Cost of service revenue	754	215	539	2,117	821	1,296

Total cost of product and service revenue	$6,599	$3,517	$3,082	$15,932	$9,385	$6,547

     Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, packaging and delivery cost. Costs related to research revenue are included in research and development expense. Cost of product and service revenue increased to $6.6 million and $15.9 million, respectively, for the three and nine months ended October 2, 2005 from $3.5 million and $9.4 million, respectively, for the three and nine months ended October 3, 2004, due primarily to the significant increase in product revenue. Gross margin on product and service revenue was 65% and 68%, respectively, for the three and nine months ended October 2, 2005, compared to 73% and 72%, respectively, for the three and nine months ended October 3, 2004.
     Cost of product revenue increased to $5.8 million and $13.8 million, respectively, for the three and nine months ended October 2, 2005 from $3.3 million and $8.6 million, respectively, for the three and nine months ended October 3, 2004, due to the significant increase in product revenue. Gross margin on product revenue was 64% and 66%, respectively, for the three and nine months ended October 2, 2005, compared to 73% and 72%, respectively, for the three and nine months ended October 3, 2004. The decrease for the three and nine months ended October 2, 2005 is primarily due to the impact of a higher percentage of our revenue being generated from the sale of instrumentation, which includes the BeadLab and BeadStations, and lower gross margins associated with oligo products sold as a part of the Invitrogen collaboration as compared to the prior year.

     Cost of service revenue increased to $0.8 million and $2.1 million, respectively, for the three and nine months ended October 2, 2005 from $0.2 million and $0.8 million, respectively, for the three and nine months ended October 3, 2004 due to higher service revenues. Gross margin on service revenues was 72% and 74%, respectively, for the three and nine months ended October 2, 2005, compared to 80% for both the three and nine months ended October 3, 2004. The decrease for both the three- and nine-month periods is due primarily to a change in the mix of projects and a higher percentage of our service revenue being generated from extended service contract sales which have lower margins than our genotyping service projects.
     We expect our market will become increasingly price competitive, and over the longer term, our margins will fluctuate.
Research and Development

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Research and development	$7,062	$5,356	$1,706	$20,241	$15,852	$4,389
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $7.1 million and $20.2 million, respectively, for the three and nine months ended October 2, 2005 as compared to $5.4 million and $15.9 million, respectively, for the three and nine months ended October 3, 2004.
     We experienced an increase in research and development expenses for both the three and nine months ended October 2, 2005 primarily due to the development expenses incurred surrounding our newly-acquired Microbead technology purchased in conjunction with our acquisition of CyVera Corporation that closed in April 2005. Research and development expenses related to the Microbead technology totaled approximately $1.3 million and $2.1 million in the three and nine months ended October 2, 2005, respectively. Additional factors contributing to the increased research and development expenses in the nine-month period ended October 2, 2005 relate to increased costs of $1.7 million associated with the cost of BeadArray research activities and $0.6 million related to research costs to support our Oligator technology platform. We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets.
     Stock based compensation related to research and development employees and consultants was approximately $16,000 and $48,000 for the three and nine months ended October 2, 2005 as compared to approximately $0.1 million and $0.3 million for the three and nine months ended October 3, 2004.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Selling, general and administrative	$7,276	$7,563	$(287)	$19,763	$19,294	$469
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses decreased $0.3 million to $7.3 million for the three months ended October 2, 2005 from $7.6 million for the three months ended October 3, 2004. Our sales and marketing expense increased $0.8 million, of which $0.5 million is attributable to increased personnel related expenses related to the build out of our sales force and customer support staff, and $0.3 million is attributable to an increase in other non-personnel-related costs, including increased sales and marketing activities for our existing and new products. General and administrative expenses decreased by $1.1 million in the three months ended October 2, 2005 as compared to the three months ended October 3, 2004 due primarily to a $1.6 million decrease in litigation related expenses, which was partially offset by a $0.4 million increase in personnel related expenses.

     Selling, general and administrative expenses increased $0.5 million to $19.8 million for the nine months ended October 2, 2005 from $19.3 million for the nine months ended October 3, 2004. Our sales and marketing expense increased $3.0 million, of which $2.3 million is attributable to personnel related expenses, $0.3 million is attributable to an increase in facility related expenses, and $0.4 million is related to other non-personnel-related costs, including increased sales and marketing activities for our existing and new products. General and administrative expenses decreased by $2.5 million in the nine months ended October 2, 2005 as compared to the nine months ended October 3, 2004 due primarily to a $3.9 million decrease in outside legal costs, which was partially offset by a $1.3 million increase in personnel and facility related expenses.
     We expect that our selling, general and administrative expenses will increase as we expand our staff, add sales and marketing infrastructure, incur increased litigation costs as well as additional costs to support the commercialization and support of an increasing number of products.
     Stock based compensation related to selling, general and administrative employees, directors and consultants was approximately $0.1 million and $0.2 million, respectively, for the three and nine months ended October 2, 2005 as compared to approximately $0.1 million and $0.4 million, respectively, for the three and nine months ended October 3, 2004. In the three and nine months ended October 2, 2005, we recorded non-cash compensation expense related to accelerated vesting of options for certain employees totaling approximately $79,000. This compensation was provided to these employees as incentive to continue to work as key members of the sales team associated with the Invitrogen collaboration.
Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Amortization of deferred compensation and other stock-based compensation charges	$117	$167	$(50)	$215	$735	$(520)
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
     We recorded amortization of deferred compensation of approximately $0.1 million and $0.2 million, respectively, for the three and nine months ended October 2, 2005 and $0.2 million and $0.7 million, respectively, for the three and nine months ended October 3, 2004. In the three and nine months ended October 2, 2005, we recorded approximately $16,000 and $32,000, respectively, as deferred compensation expense related to our acquisition of CyVera. In addition, in the three and nine months ended October 2, 2005, we recorded non-cash compensation expense related to accelerated vesting of options for certain employees totaling approximately $79,000. This compensation was provided to these employees as incentive to continue to work as key members of the sales team associated with the Invitrogen collaboration. We expect expenses related to stock based compensation to increase significantly beginning in 2006 as we implement the requirements of SFAS 123R. Although the adoption of SFAS 123R’s fair value method is expected to result in a significant increase in our reported operating expenses, it will have no impact on our cash flows. SFAS 123R is discussed further in Note 1 to our condensed consolidated financial statements.

Litigation Judgment

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Litigation judgment	$—	$(1,311)	$1,311	$—	$(933)	$933
A $7.7 million charge was recorded in June 2002 to cover total damages and estimated expenses related to a jury verdict in a termination-of-employment lawsuit against us. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. During the appeal process, the court required us to incur interest charges on the judgment amount at statutory rates until the case was resolved. For the three and nine months ended October 3, 2004 we recorded $189,000 and $567,000, respectively, as litigation expense for such interest charges. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004. In addition, in August 2004, we recorded a $1.5 million gain as a result of a settlement agreement with Applera.
Interest and Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2005	2004	Change	2005	2004	Change
		(in thousands)			(in thousands)
Interest and other income (expense), net	$112	$(246)	$358	$263	$(939)	$1,202
     Interest income on our cash and cash equivalents and investments was $0.2 million and $0.9 million, respectively, for the three and nine months ended October 2, 2005 as compared to $0.1 million and $0.6 million, respectively, for the three and nine months ended October 3, 2004. The increase in the three months ended October 2, 2005 is due to higher effective interest rates compared to the prior year. The increase in the nine months ended October 2, 2005 is due to higher average cash balances and higher effective interest rates compared to the prior year.
     Interest expense was approximately $10,000 and $16,000, respectively, for the three and nine months ended October 2, 2005 as compared to $0.3 million and $1.4 million, respectively, for the three and nine months ended October 3, 2004. Interest expense in the 2004 period relates primarily to a $26.0 million fixed rate loan that was paid off in August 2004 in connection with the sale of our San Diego facilities.
     In the three and nine months ended October 2, 2005, we recorded approximately $34,000 and $0.4 million, respectively, in losses due to foreign currency transactions as compared to $31,000 and $0.1 million in losses, respectively, for the three and nine months ended October 3, 2004. Estimated foreign income taxes were approximately $0.1 million and $0.2 million for the three and nine months ended October 2, 2005 with insignificant amounts recorded in the three and nine months ended October 3, 2004.
Liquidity and Capital Resources
     As of October 2, 2005, we had cash, cash equivalents and investments of $50.2 million. We currently invest our funds in U.S. dollar based investment-grade corporate and government debt securities, with strong credit ratings or short maturity mutual funds providing similar financial returns.
     Our operating activities used cash of $11.1 million in the nine months ended October 2, 2005, as compared to $21.4 million in the nine months ended October 3, 2004. Net cash used in operating activities in the nine months ended October 2, 2005 was primarily the result of a net loss from operations of $21.2 million, a $6.0 million payment for a litigation judgment, a $7.0 million increase in accounts receivable and a $3.4 million increase in inventory, reduced by a $3.9 million increase in accounts payable and accrued liabilities, a $2.8 million increase in long term liabilities primarily related to payments received from Invitrogen Corporation recorded as deferred revenue, non-cash charges of $2.6 million for depreciation and amortization and a non-cash IPR&D charge of $15.8 million related to the CyVera acquisition. Net cash used in operating activities in the nine months ended October 3, 2004 was primarily the result of a net loss from operations of $9.5 million, an $8.5 million payment to Applera in connection with our settlement and cross-license agreement with Applera, a $6.0 million increase in accounts receivable and a $2.0 million increase in other assets primarily for the security deposit for the building lease, reduced by non-cash charges of $3.1 million for depreciation and amortization and a $2.6 million increase in accounts payable, accrued liabilities and other liabilities.
     Our investing activities provided cash of approximately $1.0 million in the nine months ended October 2, 2005 as compared to $58.5 million in the nine months ended October 3, 2004. Cash provided in investing activities in the nine months ended October 2, 2005 was due to $12.2 million from the sale or maturity of investment securities used to provide operating funds for our business, reduced by $8.9 million for the purchase of property and equipment and $2.4 million paid for the acquisition of CyVera. Cash provided in investing activities in the nine months ended October 3, 2004 was due to $40.7 million in proceeds from the sale of our land and buildings, net of fees, and $19.8 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $2.0 million for the purchase of property and equipment.

     Our financing activities provided $5.0 million in the nine months ended October 2, 2005 as compared to $4.8 million in the nine months ended October 3, 2004. Cash provided in financing activities in the nine months ended October 2, 2005 was due primarily to proceeds from the issuance of common stock from option exercises. Cash provided in financing activities in the nine months ended October 3, 2004 was primarily due to proceeds from the issuance of common stock, including $28.7 million of net proceeds from the sale of approximately 4.6 million shares of our common stock in May 2004, offset by the $25.4 million in long term debt paid off in connection with the sale of our land and buildings.
     Based on our current operating plans, we expect that our current cash, cash equivalents and investments, and our expected revenues from sales, will be sufficient to fund our anticipated operating needs for at least 24 months, barring unforeseen developments. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the current time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligo and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the success of our acquisition of CyVera, the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding within this 24-month time frame. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights and any debt financing may carry covenants that could restrict our operations.
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
Revenue Recognition
     Our sales are primarily from two sources: product revenue and services revenue. Product revenue consists primarily of sales of oligos, arrays, assay reagents, genotyping systems and gene expression systems. Services revenue consists of revenue received for performing genotyping services and extended warranty sales. As described below, significant judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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
     Some of our agreements contain multiple elements that include milestone payments. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgement from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the performance obligations for both us and our collaborators after the milestone achievement will continue at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees received under our collaborations and recognize them over the period the related services are provided or over the estimated collaboration term using various factors specific to the collaboration. Advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.
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
     During fiscal 2001, we adopted SFAS 142. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of October 2, 2005, we had $2.3 million of goodwill.
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
     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Affymetrix filed a complaint against us in July 2004, alleging infringement of six of its patents, and other third parties have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents and other proprietary rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.
     We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability. If we cannot continuously develop and commercialize new products, our revenues may not grow as intended.

     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, Affymetrix, Inc. recently released a 500k SNP genotyping chip which will compete with our genotyping products and services offerings. Additionally, we have competing products in development, such as the Human Hap-1 BeadChip, which is being developed to interrogate 250,000 SNPs derived from the International HapMap project. If we are unable to make this product commercially available in a timely manner, or if this product fails to perform as expected, our results from operations may suffer. Several competitors have begun selling a single chip for whole human genome expression which may compete with our gene expression product offerings. One or more of our competitors may render our technology obsolete or uneconomical. Our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.
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
     We have incurred net losses since our inception and expect to continue to incur net losses through most of 2005. At October 2, 2005 our accumulated deficit was $144.9 million, and we incurred a net loss of $21.2 million for the nine months ending October 2, 2005. The magnitude of our net losses will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. We also expect the adoption of SFAS 123R to result in a significant increase in our operating expenses. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and consequently we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
     We currently have fewer resources available for sales and marketing and technical support services as compared to our primary competitors and have only recently established a direct sales force and customer support team. In order to effectively commercialize our genotyping and gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies, that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

If we are unable to develop and maintain operation of our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.
     We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. Also, many of our manufacturing processes are automated and are controlled by our custom designed Laboratory Information Management System (“LIMS”). Additionally, as part of the decoding step in our array manufacturing process, we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis, which may prevent us from achieving our expected shipments in any given period.
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
     Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the filing, prosecution and enforcement of patent claims, the outcome of our legal proceedings with Affymetrix, the defense of any future litigation against us and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our current cash, cash equivalents and investments, and our expected revenues from sales, will enable us to maintain currently planned operations for at least 24 months, barring unforeseen developments. This expectation is based upon on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding within this timeframe. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.
We currently have no credit facility or committed sources of capital available as of October 2, 2005. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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
     Approximately 39% of our revenues for the nine months ended October 2, 2005 were derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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
Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and function.
     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping and gene expression profiling. Both of these markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. Also, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. For example, if funding from the National Institute of Health was cut substantially, our revenues may be adversely impacted. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.
We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.
     Our revenues are subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and amount of government grant funding programs, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to reduce our operating losses. Approximately 30% of our revenues for the year 2004 and 5% of revenues for the first nine months of 2005 resulted from transactions that were funded under the International HapMap Project. We believe virtually all of the activities under this grant involving us and our customers were completed in early 2005. Although we expect that the loss of revenues resulting from the completion of the HapMap grant may be offset by the recent commercial launch of our whole genome genotyping arrays and our recently launched whole genome gene expression arrays, combined with the continued expansion of our existing product lines, any significant delays in the commercial launch of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2005 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.
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
     Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. In July 2004, we began hedging significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at October 2, 2005 was $1.7 million. These contracts had a fair value of approximately $25,000, representing an unrealized gain, and were included in other current assets at October 2, 2005. As of October 2, 2005, all contracts were set to expire at various times through December 2005 and are with reputable bank institutions. For the nine months ended October 2, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $3.3 million. We have hedged all significant firm commitments denominated in foreign currencies, and as a result, any increase or decrease in the exchange rates of these commitments should have no net effect to our balance sheet or our results of operations.
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
     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of October 2, 2005. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of October 2, 2005 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change, except as described below.
     During the third quarter of 2005, in connection with the commencement of product sales associated with our collaboration with Invitrogen, we implemented new processes for the accounting for and reporting of product sales and accounts receivable relating to this new collaboration. In addition, we rely, in part, on certain controls in place with our collaborator with respect to order processing and recognition of revenue associated with the collaboration profits.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 27, 2000, we commenced our initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-33922) resulting in net offering proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through October 2, 2005, we have used $28.3 million to purchase property, plant and equipment, $2.4 million to acquire a business and $49.9 million to fund general operating expenses. We invest our excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial terms. We limit the amount of investment exposure as to institutions, maturity and investment type.
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

Illumina, Inc.

(Registrant)

Date: November 3, 2005	/s/ Christian O. Henry

Christian O. Henry
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)