Form 10-K
period 2006-01-01
ILLUMINA INC
filed 2006-03-06
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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
Common Stock, $0.01 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐         No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                  Accelerated filer ☑                  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☑
     As of January 31, 2006, there were 41,269,312 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 1, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter), based on the closing price for the Common Stock on the Nasdaq National Market on that date, was $463,243,240. This amount excludes an aggregate of 2,892,533 shares of Common Stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the Registrant, or that the Registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders expected to be held on June 8, 2006 are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2006

PART I

ITEM 1.	Business.
      This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Item 1A. Risk Factors” in this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We are not under any duty to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K or to conform these statements to actual results, unless required by law. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission.
      Illumina®, Array of Arraystm, BeadArraytm, DASL®, GoldenGate®, Infiniumtm, Sentrix® and Oligator® are our trademarks. This report also contains brand names, trademarks or service marks of companies other than Illumina, and these brand names, trademarks and service marks are the property of their respective holders.
Available Information
      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website, www.illumina.com. The information on our website is not incorporated by reference into this report. Such reports are made available as soon as reasonably practicable after filing with, or furnishing to, the Securities and Exchange Commission. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC.
Overview
      We were incorporated in April 1998. We develop and market next-generation tools for the large-scale analysis of genetic variation and function. Understanding genetic variation and function is critical to the development of personalized medicine, a key goal of genomics. Using our technologies, we have developed a comprehensive line of products that are designed to provide the performance, throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information is expected to correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients.
      In 2001, we began commercial sale of short pieces of DNA called oligonucleotides, which we refer to as oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, and this advantage enabled us to market our oligos under a price leadership strategy while still achieving attractive gross margins.

      In 2001, we commercialized the first implementation of our BeadArray technology, the Sentrix Array Matrix. This is a disposable matrix with 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle performs more than 1,500 unique assays, which enables researchers to perform focused genotyping experiments in a high-throughput format. This format was also used to initiate our single nucleotide polymorphism (“SNP”) genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping services contracts with many leading genotyping centers, and were awarded $9.1 million from the National Institutes of Health to play a major role in the first phase of the International HapMap Project.
      Our production-scale BeadLab is a turnkey platform that includes all hardware and software necessary to enable researchers to perform genetic analysis research on what we believe is an unprecedented scale. This system is being marketed to a small number of high-throughput genotyping users. As of January 1, 2006, we have installed and recorded revenue for 11 BeadLabs.
      In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of January 1, 2006, we have shipped 115 BeadStations.
      In late 2004, we announced a strategic collaboration with Invitrogen Corporation (“Invitrogen”) to synthesize and distribute oligos. In the third quarter of 2005, we began shipping oligo products in connection with this agreement. As part of the agreement, we have developed the next generation of our Oligator DNA synthesis technology, which we have designed to support both plate- and tube-based capabilities. Invitrogen is responsible for sales, marketing and technical support. Profits from sales of collaboration products are divided equally between the two companies.
      In 2005, we began shipments of Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis. Our whole-genome expression product line includes multi-sample products for both the Human and Mouse Genomes. The whole-genome genotyping BeadChip is designed to scale to high levels of multiplexing without compromising data quality and to provide scientists the ability to query hundreds of thousands of SNPs in parallel. In the second quarter of 2005, we commenced shipment of our first whole-genome genotyping BeadChip, the HumanHap1, which interrogates more than 100,000 SNPs in parallel.
      In April 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead platform will be highly complementary to our portfolio of products and services. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker research and development and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. We expect the first products based on CyVera’s technology to be available in the second half of 2006. The purchase price associated with the transaction was approximately $17.8 million. We allocated $15.8 million of this purchase price to acquired in-process research and development and charged such amount against earnings in the second quarter of 2005.

      In January 2006, we began shipment of the new Sentrix HumanHap300 Genotyping BeadChip to customers around the world. Using the Infinium assay, which enables us to select virtually any SNP in the genome, the HumanHap300 BeadChip offers genomic coverage for more than 317,000 SNPs. We selected the SNP assays in collaboration with a consortium of scientists that are leaders in the genotyping field. We believe this product has quality and performance features that support our expectation that it will become an important discovery tool for researchers seeking to understand the genetic basis of common, yet complex diseases.
      We are seeking to continue to expand our customer base for our BeadArray technology; however, we can give no assurance that our sales efforts will continue to be successful.
      We were incorporated in California in April 1998. We reincorporated in Delaware in July 2000. Our principal executive offices are located at 9885 Towne Centre Drive, San Diego, California 92121. Our telephone number is (858) 202-4500.
Industry Background

Genetic Variation and Function
      Every person inherits two copies of each gene, one from each parent. The two copies of each gene may be identical, or they may be different. These differences are referred to as genetic variation. Examples of the physical consequences of genetic variation include differences in eye and hair color. Genetic variation can also have important medical consequences, including predisposition to disease and differential response to drugs. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. Some people may respond well, others may not respond at all, and still others may experience adverse side effects. A common form of genetic variation is a SNP. A SNP is a variation in a single position in a DNA sequence. It is estimated that the human genome contains over nine million SNPs.
      While in some cases a single SNP will be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most major diseases. Since there are millions of SNPs, it is important to investigate many representative, well-chosen SNPs simultaneously in order to discover medically valuable information.
      Another contributor to disease and dysfunction is the over- or under-expression of genes within an organism’s cells. A very complex network of genes interacts to produce healthy individuals. The challenge for scientists is to delineate the associated genes’ expression patterns and their relationship to disease. Until recently, this problem was addressed by investigating effects on a gene-by-gene basis. This is time consuming, and difficulties exist when several pathways can not be observed or “controlled” at the same time. With the advent of microarray technology, thousands of genes can now be tested at the same time.

SNP Genotyping
      SNP genotyping is the process of determining which base (A, C, G or T) is present at a particular site in the genome within an individual or other organism. The use of SNP genotyping to obtain meaningful statistics on the effect of an individual SNP or a collection of SNPs, and to apply that information to clinical trials and diagnostic testing, requires the analysis of millions of SNP genotypes and the testing of large populations for each disease. For example, a single large clinical trial could involve genotyping 300,000 SNPs per patient in 1,000 patients, thus requiring 300 million assays. Using previously available technologies, this scale of SNP genotyping was both impractical and prohibitively expensive.

      Large-scale SNP genotyping can be used in a variety of ways, including studies designed to understand the genetic contributions to disease (disease association studies), genomics-based drug development, clinical trial analysis, disease predisposition testing, and disease diagnosis. SNP genotyping can also be used outside of healthcare, for example in the development of plants and animals with desirable commercial characteristics. These markets will require billions of SNP genotyping assays annually.

Gene Expression Profiling
      Gene expression profiling is the process of determining which genes are active in a specific cell or group of cells and is accomplished by measuring mRNA, the intermediary messenger between genes (DNA) and proteins. Variation in gene expression can cause disease, or act as an important indicator of disease or predisposition to disease. By comparing gene expression patterns between cells from different environments, such as normal tissue compared to diseased tissue or in the presence or absence of a drug, specific genes or groups of genes that play a role in these processes can be identified. Studies of this type, often used in drug discovery, require monitoring thousands, and preferably tens of thousands, of mRNAs in large numbers of samples. Once a smaller set of genes of interest has been identified, researchers can then examine how these genes are expressed or suppressed across numerous samples, for example, within a clinical trial.
      As gene expression patterns are correlated to specific diseases, gene expression profiling is becoming an increasingly important diagnostic tool. Diagnostic use of expression profiling tools is anticipated to grow rapidly with the combination of the sequencing of various genomes and the availability of more cost-effective technologies.
Our Technologies

BeadArray Technology
      We have developed a proprietary array technology that enables the large-scale analysis of genetic variation and function. Our BeadArray technology combines microscopic beads and a substrate in a simple proprietary manufacturing process to produce arrays that can perform many assays simultaneously. Our BeadArray technology provides a unique combination of high throughput, cost effectiveness, and flexibility. We achieve high throughput with a high density of test sites per array and we are able to format arrays either in a pattern arranged to match the wells of standard microtiter plates or in various configurations in the format of standard microscope slides. We seek to maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples, and through the low manufacturing costs associated with our technologies. Our ability to vary the size, shape and format of the well patterns and to create specific bead pools, or sensors, for different applications provides the flexibility to address multiple markets and market segments. We believe that these features have enabled our BeadArray technology to become a leading platform for the emerging high-growth market of SNP genotyping and expect they will enable us to become a key player in the gene expression market.
      Our proprietary BeadArray technology combines microwells etched into a substrate and specially prepared beads that self-assemble into an array. We have deployed our BeadArray technology in two different Sentrix array formats, the Array Matrix and the BeadChip. Our first bead-based product was the Array Matrix which incorporates fiber optic bundles. The fiber optic bundles, which we cut into lengths of less than one inch, are manufactured to our specifications. Each bundle is comprised of approximately 50,000 individual fibers and 96 of these bundles are placed into an aluminum plate, which forms an Array Matrix. BeadChips are fabricated in microscope slide-shaped sizes with varying numbers of sample sites per slide. Both formats are chemically etched to create tens to hundreds of thousands of wells for each sample site.

      In a separate process, we create sensors by affixing a specific type of molecule to each of the billions of microscopic beads in a batch. We make different batches of beads, with the beads in a given batch coated with one particular type of molecule. The particular molecules on a bead define that bead’s function as a sensor. For example, we create a batch of SNP sensors by attaching a particular DNA sequence, or oligo, to each bead in the batch. We combine batches of coated beads to form a pool specific to the type of array we intend to create. A bead pool one milliliter in volume contains sufficient beads to produce thousands of arrays. One of the advantages of this technology is that it allows us to create universal arrays for SNP genotyping, and by varying the reagent kit, we are able to use the array to test for any combination of SNPs.
      To form an array, a pool of coated beads is brought into contact with the array surface where they are randomly drawn into the wells, one bead per well. The tens of thousands of beads in the wells comprise our individual arrays. Because the beads assemble randomly into the wells, we perform a final procedure called ’decoding’ in order to determine which bead type occupies which well in the array. We employ several proprietary methods for decoding, a process that requires only a few steps to identify all the beads in the array. One beneficial by-product of the decoding process is a validation of each bead in the array. This quality control test characterizes the performance of each bead and can identify and eliminate use of any empty wells. We ensure that each bead type on the array is sufficiently represented by including multiple copies of each bead type. Multiple bead type copies improve the reliability and accuracy of the resulting data by allowing statistical processing of the results of identical beads. We believe we are the only microarray company to provide this level of quality control in the industry.
      An experiment is performed by preparing a sample, such as DNA from a patient, and introducing it to the array. The design features of our Array Matrix allow it to be simply dipped into a solution containing the sample, whereas our BeadChip allows processing of samples on a slide-sized platform. The molecules in the sample bind to their matching molecules on the coated bead. The BeadArray Reader detects the matched molecules by shining a laser on the fiber optic bundle or on the BeadChip. Since the molecules in the sample have a structure that causes them to emit light in response to a laser, detection of a binding event is possible. This allows the measurement of the number of molecules bound to each coated bead, resulting in a quantitative analysis of the sample.

Oligator Technology
      Genomic applications require many different short pieces of DNA that can be made synthetically, called oligos. For example, SNP genotyping may require three to four different oligos per assay. A SNP genotyping experiment analyzing 10,000 SNPs may therefore require 30,000 to 40,000 different oligos, contributing significantly to the expense of the experiment.
      We have developed our proprietary Oligator technology for the parallel synthesis of many different oligos to meet the requirements of large-scale genomics applications. We believe that our Oligator technology is substantially more cost effective and provides significantly higher throughput than available commercial alternatives. Our synthesis machines are computer controlled and utilize many robotic processes to minimize the amount of labor used in the manufacturing process. In 2005, we implemented our fourth-generation Oligator technology, which is capable of manufacturing up to 13,000 different oligos per run. This is an improvement over prior generations of technology where we could only manufacture approximately 3,000 oligos per run. This increase in scale was necessary to enable us to support the manufacture of oligos under our collaboration with Invitrogen as well as to support our increased need for oligos, a critical component of our BeadArray technology.

Key Advantages of Our BeadArray and Oligator Technologies
      We believe that our BeadArray and Oligator technologies provide distinct advantages, in a variety of applications, over competing technologies, by creating cost-effective, highly miniaturized arrays with the following advantages:
      High Throughput. The miniaturization of our BeadArray technology provides very high information content per unit area. To increase sample throughput, we have formatted our array matrix in a pattern arranged to match the wells of standard microtiter plates, allowing throughput levels of up to nearly 150,000 unique assays per microtiter plate, and we use laboratory robotics to speed process time. Similarly, we have patterned our whole-genome expression BeadChips to support up to 48,000 gene expression assays for six samples with each BeadChip. The Oligator’s parallel synthesis capability allows us to manufacture the diversity of oligos necessary to support large-scale genomic applications.
      Cost Effectiveness. Our array products substantially reduce the cost of experiments as a result of our proprietary manufacturing process and our ability to capitalize on cost reductions generated by advances in fiber optics, plasma etching processes, digital imaging and bead chemistry. In addition, these products require smaller reagent volumes than other array technologies, and therefore reduce reagent costs. Our cost-effective Oligator technology further reduces reagent costs, as well as the cost of coating beads.
      Flexibility. A wide variety of conventional chemistries are available for attaching different molecules, such as DNA, RNA, proteins, and other chemicals to beads. By using beads, we are able to take advantage of these chemistries to create a wide variety of sensors, which we assemble into arrays using the same proprietary manufacturing process. In addition, we can have fiber optic bundles and BeadChips manufactured in multiple shapes and sizes with wells organized in various arrangements to optimize them for different markets and market segments. In combination, the use of beads and etched wells provides the flexibility and scalability for our BeadArray technology to be tailored to perform many applications in many different market segments, from drug discovery to diagnostics. Our Oligator technology allows us to manufacture a wide diversity of lengths and quantities of oligos.
      Quality. The quality of our products is dependent upon each element in the system, the array, the assay used to perform the experiment and the instrumentation and software used to capture the results.
      Each array is manufactured with a high density of beads which enables us to have multiple copies of each individual bead type. We measure the copies simultaneously and combine them into one data point. This allows us to make a comparison of each bead against its own population of identical beads, which permits the statistical calculation of a more reliable and accurate value for each data point. Finally, the manufacture of the array includes a proprietary decoding step that also functions as a quality control test of every bead on every array, improving the overall quality of the data.
      When we develop the assays used with our products we focus on the performance, cost and ease of use. By developing assays that are easy to use, we can minimize the potential for the introduction of experimental error into the experiment. We believe that this enables the researcher to obtain high quality data from their experiments. Additionally, we manufacture substantially all of the reagents used in our assays which allows us to control the quality of the product delivered to the customer.
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
      We have provided genotyping services using our proprietary BeadArray technology since 2001. In addition, we have developed our first genotyping and gene expression products based on this technology. These products include disposable Sentrix Array Matrices and BeadChips, GoldenGate and Infinium reagent kits for SNP genotyping, BeadArray Reader scanning instruments and an evolving portfolio of custom and standard gene expression products.

SNP Genotyping
      In 2001, we introduced the first commercial application of our BeadArray technology by launching our SNP genotyping services product line. Since this launch, we have had peak days in which we operated at over two million genotypes per day based on individual samples. To our knowledge, no other genotyping platform can achieve comparable levels of throughput while delivering such high accuracy and low cost.
      We designed our first consumable BeadArray product, the Sentrix Array Matrix, for SNP genotyping. The Sentrix Array Matrix uses a universal format that allows it to analyze any set of SNPs. We have also developed reagent kits based on GoldenGate assay protocols and the BeadArray Reader, a laser scanner, which is used to read our array products.
      Depending on throughput and automation requirements, our customers can select the system configuration to best meet their needs. For production-scale throughput, our BeadLab would be appropriate, and for moderate-scale throughput, our BeadStation would be selected. Our BeadLab includes our BeadArray Reader, combined with LIMS, standard operating procedures and analytical software and fluid handling robotics. This production-scale system was commercialized in late 2002 and when installed, this system can routinely produce millions of genotypes per day.
      The BeadStation, a system for performing moderate-scale genotyping designed to match the throughput requirements of individual research groups and core labs, was commercialized in late 2003. The BeadStation includes our BeadArray Reader and genotyping and/or gene expression analysis software. Our BeadStations are fully upgradeable to a full BeadLab through various steps that add automation, sample preparation equipment and LIMS capability. For use in custom SNP genotyping, both the BeadLab and BeadStation utilize GoldenGate assay reagents and our Array Matrix.
      In 2003, we announced the availability of an assay set for genetic linkage analysis. This standard product has been deployed in our genotyping services operation and is also sold to customers who use our SNP genotyping systems. Genetic linkage analysis can help identify chromosomal regions with potential disease associations across a related set of samples.
      In 2004, we announced a new Sentrix Human-1 Genotyping BeadChip for whole-genome genotyping. This BeadChip provides to scientists the ability to interrogate over 100,000 SNPs located in high-value genetic regions of the human genome. In 2006, we announced the Sentrix HumanHap300 Genotyping BeadChip for larger-scale SNPs studies, which can assay more than 317,000 SNPs displayed across the entire human genome.

      In 2005, we announced the MHC Panel Set, which allows the interrogation of a difficult-to-assay area of the genome, often associated with autoimmune diseases. In addition, we announced the Mouse-6 and MouseRef-8 Gene Expression BeadChip allowing the study of the levels of gene expression in mouse model.

Gene Expression Profiling
      With the addition of application specific accessory kits, our production-scale BeadLabs and BeadStations are capable of performing a growing number of applications, including gene expression profiling.
      In 2003, we introduced our focused set gene expression products on both the Sentrix Array Matrix and Sentrix BeadChip platforms. Our system includes a BeadArray Reader for imaging Sentrix Array Matrices and BeadChips, a hybridization chamber and software for data extraction. In addition, we have developed standard gene expression products for each of the human, mouse and arabidopsis genomes with an additional panel that focuses on human toxicology.
      In 2005, we began shipment of the Sentrix Human-6 and HumanRef-8 Expression BeadChip products. Both products allow large-scale expression profiling of multiple samples on a single chip and are imaged using our BeadArray Reader. The Human-6 BeadChip is designed to analyze six discrete whole-human-genome samples on one chip, interrogating in each sample approximately 48,000 transcripts from the estimated 30,000 genes in the human genome. The HumanRef-8 BeadChip product analyzes eight samples in parallel against 24,000 transcripts from the roughly 22,000 genes represented in the consensus RefSeq database, a well-characterized whole-genome subset used broadly in genetic analysis. We expect that these gene expression BeadChips will dramatically reduce the cost of whole-genome expression analysis, allowing researchers to expand the scale and reproducibility of large-scale biological experimentation.

Scanning Instrumentation
      The BeadArray Reader, an instrument we developed, is a key component of both our production-scale BeadLab and our benchtop BeadStation. This scanning equipment uses a laser to read the results of experiments that are captured on our arrays and was designed to be used in all areas of genetic analysis that use our Sentrix Array Matrices and Sentrix BeadChips.

High-Throughput Oligo Synthesis
      We have put in place a state of the art oligo manufacturing facility. This facility serves both the commercial needs under our collaboration with Invitrogen and our internal needs. In addition to their use to coat beads, these oligos are components of the reagent kits for our BeadArray products and are used for assay development. We manufacture oligos in a wide range of lengths and in several scales, with the ability to add many types of modifications. We offer a range of quality control options and have implemented a laboratory information management system to control much of the manufacturing process. In 2003, we introduced the first standard product offerings in our Oligator product line, a whole-genome oligo reference set designed and optimized for spotted gene expression microarrays, and in 2004, we introduced a mouse genome oligo set, also for use on spotted gene expression arrays. In 2005, we stopped selling oligos directly into the market and began shipping oligos under our collaboration with Invitrogen.

Collaboration with Invitrogen Corporation
      In December 2004, we entered into a strategic collaboration with Invitrogen. The goal of the collaboration is to combine our expertise in oligo manufacturing with the sales, marketing and distribution capabilities of Invitrogen. In connection with the collaboration, we have developed the next generation Oligator® DNA synthesis technology. This technology includes both plate- and tube-based capabilities. Under the terms of the agreement, Invitrogen paid us an upfront non-refundable collaboration payment of $2.3 million in the first quarter of 2005. Additionally, upon the achievement of a certain milestone, Invitrogen was obligated to make a milestone payment of $1.1 million to us. As of January 1, 2006, this milestone has been achieved and the milestone payment was received. We have used these funds to invest in our San Diego facility to enable the development and implementation of fourth-generation Oligator technology and to extend the technology into tube-based oligo products. We began manufacturing and shipping the plate-based and certain tube-based oligo products under the collaboration in the third quarter of 2005. In addition, the agreement provides for the transfer of our Oligator technology into two Invitrogen facilities outside North America. Collaboration profit from the sale of collaboration products will be divided equally between the two companies.
Research and Development
      We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our BeadArray and Oligator technologies and to support commercialization of the products and services derived from these technologies. These efforts include the following, among others:

•	We enhanced the quality and manufacturing yield of our Sentrix Array Matrices and BeadChips. We are exploring ways to continue to increase the level of automation in the manufacturing process to further reduce the time and cost of producing arrays. We intend to add capacity to manufacture Sentrix Array Matrices and BeadChips throughout 2006. We believe this additional capacity will allow us to manufacture our products in sufficient quantity to meet our business plan for 2006.

•	We introduced a number of initiatives in 2002 and 2003 to improve the yield and quality of our oligos while reducing cost substantially. By refining our understanding of the design and operation of our Oligator technology, we have been able to make numerous changes in our process, which we believe provides us a more cost effective system than competing technologies. In 2005, we expanded our Oligator technology under the collaboration agreement with Invitrogen discussed above. In addition, we expanded our oligo manufacturing facility to support high volume shipments.

•	We have developed the BeadArray Reader, a laser scanning instrument that scans our Sentrix array platforms. Laser scanners provide the high sensitivity and resolution required to address the extremely dense geometries of our bead-based arrays. We made the first commercial shipments of our scanners in the first quarter of 2003 as part of our BeadLab.

•	We completed development of and launched our Direct Hyb and DASL gene expression assays on both array formats. We believe the combination of our gene expression products flexibility and low-per-sample cost will enable larger and more meaningful gene expression studies.

•	We completed the CyVera acquisition, which we believe provides us with a comprehensive approach to bead-based assays for biomarker research and development and in-vitro and molecular diagnostic opportunities, including those that require low complexity as well as high-complexity testing. We believe the CyVera technology will be highly complementary to our own portfolio of products and services. We believe it will enhance our capabilities to service our existing customers and accelerate the development of additional technologies, products and services.

•	We completed the development and launch of our Infinium whole-genome genotyping solution. This family of products offers a flexible BeadChip design and high density architecture. Infinium Whole-Genome Genotyping products are based on our BeadArray technology and provide the industry’s only 100% quality control, with an average 30-fold feature redundancy. The revolutionary Infinium assays and corresponding Sentrix BeadChips allow large-scale interrogation of variation in the human genome.

•	We have been exploring the underlying molecular biology and chemistry issues related to developing assays and performing experiments on our BeadArray platforms. By improving our processes and protocols, we have substantially increased the number of assays we can process simultaneously in a single sample on our arrays.
      Our research and development expenses for 2005, 2004 and 2003 (inclusive of charges relating to stock-based compensation of $0.1 million, $0.3 million, and $1.3 million, respectively) were $27.7 million, $21.1 million and $22.5 million, respectively. As compared to 2005, we expect research and development expense to increase in absolute dollars during 2006, as we continue to expand our research and product development efforts, but decrease as a percentage of overall revenue in 2006.
Government Grants
      Government grants allow us to fund internal scientific programs and exploratory research. We retain ownership of all intellectual property and commercial rights generated during these projects, subject to a non-exclusive, non-transferable, paid-up license to practice, for or on behalf of the United States, inventions made with federal funds. This license is retained by the U.S. government as provided by applicable statutes and regulations. We do not believe that the retained license will have any impact on our ability to market our products, and we do not need government approval with respect to this license in order to enter into collaborations or other relationships with third parties. We were the recipient of a grant from the National Institutes of Health covering our participation in the first phase of the International HapMap Project, which is a $100 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. We received $9.1 million of funding for this project which covered basic research activities, the development of SNP assays and the genotyping to be performed on those assays, all of which was earned in prior years, except for approximately $0.8 million, which was recognized as revenue during the first quarter of fiscal 2005.
Intellectual Property
      We have an extensive patent portfolio, including, as of February 1, 2006, ownership of, or exclusive licenses to, 38 issued U.S. patents and 102 pending U.S. patent applications, including six allowed applications that have not yet issued as patents, some of which derive from a common parent application. Our issued patents, which cover various aspects of our array, assay, oligo synthesis, instrument and chemical detection technologies, expire between 2011 and 2022. We are seeking to extend this patent protection on our BeadArray, DASL, GoldenGate, Infinium, CyVera, Oligator, Sentrix, Array of Arrays and related technologies. We have received or filed counterparts for many of these patents and applications in one or more foreign countries.

      We also rely upon trade secrets, know-how, copyright and trademark protection, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our BeadArray, DASL, GoldenGate, Infinium, Sentrix, Array of Arrays, CyVera and Oligator technologies.
      We are party to various exclusive and non-exclusive license agreements with third parties, which grant us rights to use key aspects of our array technology, assay methods, chemical detection methods, reagent kits and scanning equipment. We have exclusive licenses from Tufts University to patents that cover our use of BeadArray technology. These patents were filed by Dr. David Walt, a member of our board of directors, the Chairman of our Scientific Advisory Board and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2019. In 2001, we entered into a non-exclusive license agreement with Amersham Biosciences that covers certain technology contained in our BeadArray Reader. In 2002, we obtained a non-exclusive license from Dade Behring Marburg GmbH that relates to certain components of our GoldenGate assay. We also have additional nonexclusive licenses from various third parties for other components of our products. In all cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation and require that we pay customary royalties while the agreement is in effect.
Marketing and Distribution
      Our current products address the genetic analysis portion of the life sciences market, in particular, experiments involving SNP genotyping and gene expression profiling. These experiments may be involved in many areas of biologic research, including basic human disease research, pharmaceutical drug discovery and development, pharmacogenomics, toxicogenomics and agricultural research. Our potential customers include pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic or private research centers. The genetic analysis market is relatively new and emerging and its size and speed of development will be ultimately driven by, among other items:

•	the ability of the research community to extract medically valuable information from genomics and to apply that knowledge to multiple areas of disease-related research and treatment;

•	the availability of sufficiently low cost, high-throughput research tools to enable the large amount of experimentation required to study genetic variation and function; and

•	the availability of government and private industry funding to perform the research required to extract medically relevant information from genomic analysis.
      We market and distribute our products directly to customers in North America, major European markets, Japan and Singapore. In each of these areas, we have dedicated sales, service and application support personnel responsible for expanding and managing their respective customer bases. In markets outside of these areas, primarily the Pacific Rim countries and Europe, we sell our products and provide services to customers through distributors that specialize in life science products. We expect to significantly increase our sales and distribution resources during 2006 and beyond as we launch a number of new products and expand the number of customers that can use our products.
      In 2004, we entered into a strategic collaboration with Invitrogen with a goal of leveraging our strength in oligo synthesis with Invitrogen’s extensive sales, marketing and distribution channels. We transitioned all responsibility for oligo sales, marketing and technical support to Invitrogen in the beginning of the third quarter of 2005.

Manufacturing
      We manufacture our array platforms, reagent kits, scanning equipment and oligos in-house and believe that we currently have the ability to manufacture these in sufficient quantity to meet our business plan for 2006. We currently depend upon outside suppliers for materials used in the manufacture of our products. We intend to continue, and may extend, the outsourcing of portions of our manufacturing process to subcontractors where we determine it is in our best commercial interests.
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
Competition
      Although we expect that our BeadArray products and services will provide significant advantages over currently available products and services, we expect to encounter intense competition from other companies that offer products and services for the SNP genotyping and gene expression markets. These include companies such as Aclara Biosciences (acquired by ViroLogic), Affymetrix, Agilent, Amersham Biosciences (acquired by GE Corp. and now named GE Healthcare), Applied Biosystems, Beckman Coulter, Caliper Technologies, Luminex, ParAllele Bioscience (acquired by Affymetrix), Perlegen Sciences, NimbleGen, Sequenom and Third Wave Technologies. Some of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we need to address and in some cases a large installed base of systems. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase in the future. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over the existing products. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies. Although we believe that our technology and products will offer advantages that will enable us to compete effectively with these companies, we cannot assure you that we will be successful.
Segment and Geographic Information
      We operate in one business segment, for the development, manufacture and commercialization of tools for genetic analysis. Our operations are treated as one segment as we only report operating results on an aggregate basis to chief operating decision makers of Illumina.
      During 2005, $28.0 million, or 38%, of our total revenue came from customers outside the United States, as compared to $26.4 million, or 52%, in 2004. Sales to territories outside of the United States are generally denominated in U.S. dollars. We expect that sales to international customers will be an important and growing source of revenue. We have sales support resources in Western Europe and direct sales offices in Japan, Singapore and China. In addition, we have distributor relationships in various countries in the Pacific Rim region and Europe.
      Information about the geographies in which we operate can be found in the notes to the consolidated financial statements at Note 11, “Segment Information, Geographic Data and Significant Customers.”

Seasonality
      Historically, customer purchasing patterns have not shown significant seasonal variation, although demand for our products is usually lowest in the first quarter of the calendar year and highest in the fourth quarter of the calendar year as academic customers spend unused budget allocations before the end of the government’s fiscal year.
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
Employees
      As of January 1, 2006, we had a total of 375 employees, 73 of whom hold Ph.D. degrees. 44 of our employees with Ph.D. degrees are engaged in full-time research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be positive.
Executive Officers
      Our executive officers as of February 1, 2006, are as follows:

Name	Age	Position

Jay T. Flatley	53	President, Chief Executive Officer and Director
Christian O. Henry	37	Vice President, Chief Financial Officer
Tristan B. Orpin	39	Vice President of Worldwide Sales
John R. Stuelpnagel, DVM	48	Co-Founder, Senior Vice President, Chief Operating Officer and Director
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
      Christian O. Henry joined Illumina in June 2005 as Vice President and Chief Financial Officer. He is responsible for worldwide financial operations, controllership functions and facilities management. Mr. Henry served previously as the Chief Financial Officer for Tickets.com, a publicly traded, online ticket provider that was recently acquired by Major League Baseball Advanced Media, LP. Prior to that, Mr. Henry was Vice President, Finance and Corporate Controller of Affymetrix, Inc., a publicly traded life sciences company. He previously held a similar position at Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.). Mr. Henry received a BA in biochemistry and cell biology from the University of California, San Diego, and an M.B.A. from the University of California, Irvine. Mr. Henry is a certified public accountant.

      Tristan B. Orpin has served as our Vice President of Worldwide Sales since December 2002. Prior to joining us, Mr. Orpin was the Vice President of Sales and Marketing at Sequenom, a genomics company, from August 2001 to November 2002, and was Director of Sales and Marketing at Sequenom from September 1999 to August 2001. From December 1988 to September 1999, Mr. Orpin served in several senior sales and marketing positions at Bio-Rad Laboratories, a life sciences company. Mr. Orpin received his BSc. in Biochemistry from the University of Melbourne.
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

ITEM 1A.	Risk Factors.
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
      Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. Affymetrix, Inc. filed a complaint against us in July 2004, alleging infringement of six of its patents, and other third parties have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. We may incur the same costs and diversions in enforcing our patents and other proprietary rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.
      We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we have. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

We may encounter difficulties in integrating recently completed or future acquisitions that could adversely affect our business.
      In 2005, we acquired CyVera Corporation and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial resources, and divert management’s attention away from our other business concerns. In connection with the CyVera acquisition, we assumed certain liabilities and hired certain employees of CyVera, which is expected to result in an increase in research and development expenses and our capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

We have only recently achieved profitability and may not be able to remain profitable.
      We have incurred net losses each year since our inception. As of January 1, 2006, our accumulated deficit was $144.6 million and we incurred a net loss of $20.9 million for the year ended January 1, 2006. We recorded a modest profit in the fourth quarter of 2005 and we may not be profitable in 2006, due in part to the impact of Statement of Financial Accounting Standard (“SFAS”) No. 123R, which is expected to add additional expense of $9.0 million to $12.0 million in 2006. Our ability to maintain or increase profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses for research and development, for developing our manufacturing capabilities and for sales and marketing efforts to commercialize our products. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to maintain profitability. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.

The growth and profitability of our oligo business depends on a third party.
      In December 2004, we entered into a collaboration agreement with Invitrogen to sell and market our oligos worldwide. Under the terms of the collaboration, Invitrogen is responsible for sales, marketing and technical support, while we are responsible for the manufacture of the collaboration products. As Invitrogen is solely responsible for the sales and marketing support of the collaboration, our continued growth and profitability related to these products depends on the extent to which Invitrogen is successful in penetrating the oligo market and selling the collaboration products. If Invitrogen is not successful in selling the collaboration products, our business, financial condition and results of operations may suffer.

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
      Market acceptance will depend on many factors, including:

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our products and services relative to others available in the market;

•	the extent and effectiveness of our efforts to market, sell and distribute our products;

•	our ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost;

•	the willingness and ability of customers to adopt new technologies requiring capital investments; and

•	the extended time lag and sales expenses involved between the time a potential customer is contacted on a possible sale of our products and services and the time the sale is consummated or rejected by the customer.

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
      The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering our technologies and products, as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship may also arise. For example, a former employee recently filed a complaint against us, claiming he is entitled to be named as joint inventor of certain of our U.S. patents and pending U.S. and foreign patents and seeking a judgment that the related patents and applications are unenforceable. See “Item 3. Legal Proceedings” for a description of this complaint. Any finding that our patents and applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship rights to our patents and applications could require us to obtain licenses to practice the technology, which may not be available on favorable terms, if at all.
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

Our manufacturing capacity may limit our ability to sell our products.
      We are currently ramping up our capacity to meet our anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe that we have plans in place to help ensure we have adequate capacity to meet our business plan in 2006, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

Our sales, marketing and technical support organization may limit our ability to sell our products.
      We currently have fewer resources available for sales and marketing and technical support services as compared to our primary competitors. In order to effectively commercialize our genotyping and gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies, that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

If we are unable to develop and maintain operation of our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.
      We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. Also, many of our manufacturing processes are automated and are controlled by our custom-designed Laboratory Information Management System (“LIMS”). Additionally, as part of the decoding step in our array manufacturing process, we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis and may prevent us from achieving our expected shipments in any given period.

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
      Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the filing, prosecution and enforcement of patent claims, the outcome of our legal proceedings with Affymetrix, the defense of any future litigation involving us and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our current cash and cash equivalents, revenue from sales and funding from grants will be sufficient to fund our anticipated operating needs, barring unforeseen developments. However, this expectation is based upon on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding in the future. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.
      We currently have no credit facility or committed sources of capital available as of January 1, 2006. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.
      We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer and John Stuelpnagel, our senior vice president and chief operating officer. The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.
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
      Approximately 38% of our revenue for the year ended January 1, 2006 was derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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
      We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping and gene expression profiling. Both of these markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.
      Our revenue is subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, the timing and amount of government grant funding programs and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to maintain profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2006 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Our principal research and development, manufacturing and administrative facilities occupy approximately 116,000 square feet of three buildings located in San Diego, California, which we purchased, along with eight acres of adjacent land, in January 2002. In connection with this purchase we assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. In June 2004, we entered into a conditional agreement to sell our land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004, at which time the lease was signed. Under the terms of the lease, we made a $1.9 million security deposit and are obligated to pay monthly rent of approximately $318,643 for the first year with an annual increase of 3% in each subsequent year. The current monthly rent under this lease is $328,202. The lease contains an option to review for three additional periods of five years each. In January 2006, we began leasing approximately 4,500 square feet of industrial space in San Diego, California to be used for distribution and storage of our products. The initial term of this lease is three years. In conjunction with our acquisition of CyVera in April 2005, we also lease office space for a facility located in Connecticut that occupies 14,884 square feet of office space. This lease is non-cancelable and expires as of April 2008. This facility is used primarily for research and development purposes. We expect that these facilities will be sufficient for our U.S.-based operations through at least 2006.
      In February 2003, we began leasing approximately 3,300 square feet of office space in Tokyo and, in January 2004, we began leasing approximately 1,600 square feet of office space in Singapore. In November 2005, we began leasing approximately 200 square feet of office space in China. These facilities are used by local sales, marketing and field service personnel.

Item 3.	Legal Proceedings.
      We have incurred substantial costs in defending ourselves against patent infringement claims, and expect to devote substantial financial and managerial resources to protect our intellectual property and to defend against the claims described below as well as any future claims asserted against us.
Affymetrix Litigation
      On July 26, 2004, Affymetrix, Inc. (“Affymetrix”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including the Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of products, if any, that are determined to be infringing these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, we filed our answer and counterclaims to Affymetrix’ complaint, seeking declaratory judgments from the court that we do not infringe the Affymetrix patents, and that such patents are invalid, and filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. On January 7, 2006, we sought leave to file our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. Trial is scheduled for October 16, 2006. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix and intend to vigorously defend ourselves against this suit. However, we cannot be sure that we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.

Dr. Anthony W. Czarnik v. Illumina, Inc.
      On June 15, 2005, Dr. Anthony W. Czarnik, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain our patents and patent applications and alleging that we committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005 we filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, we filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim, and this motion is still pending. There has been no trial date set for this case. We believe we have meritorious defenses against this claim.
Termination-of-Employment Lawsuit
      In March 2001, a complaint seeking damages of an unspecified amount was filed against us by Dr. Czarnik in the Superior Court of the State of California in connection with the employee’s termination of employment with Illumina. In June 2002, a California Superior Court judgment was rendered against us and we recorded a $7.7 million charge in our financial results for the second quarter of 2002 to cover total damages and remaining expenses. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. We recorded interest expense on the $7.7 million during the appeal based on the statutory rate. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004. In January 2005, we paid the $5.9 million and removed the liability from our balance sheet.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock has been quoted on the Nasdaq National Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low sales prices per share of our common stock as reported on the Nasdaq National Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

	2005

	High	Low

First Quarter	$11.35	$6.72
Second Quarter	12.95	7.90
Third Quarter	14.83	10.82
Fourth Quarter	16.80	12.76

	2004

	High	Low

First Quarter	$10.24	$6.50
Second Quarter	8.88	6.07
Third Quarter	7.22	4.23
Fourth Quarter	9.65	6.16
      At January 31, 2006, there were approximately 229 stockholders of record, and the closing price per share of our common stock, as reported on the Nasdaq National Market on such date, was $21.44.
Sales of Unregistered Securities
      None.
Issuer Purchases of Equity Securities
      We did not repurchase any of our securities during 2005.
Use of Proceeds
      We completed our initial public offering of common stock in July 2000, resulting in net proceeds of $101.3 million. We will continue to use proceeds from our initial public offering to fund operations. Through January 1, 2006, we have used approximately $30.9 million to purchase property, plant and equipment, approximately $2.4 million for the acquisition of CyVera, and approximately $46.8 million to fund general operating expenses. The remaining balance is invested in a variety of interest-bearing instruments including U.S. Treasury securities, and money market accounts.

Item 6.	Selected Financial Data.
      The following selected historical consolidated financial data has been derived from our audited consolidated financial statements. The balance sheet data as of January 1, 2006 and January 2, 2005 and statement of operations data for each of the three years in the period ended January 1, 2006 are derived from audited consolidated financial statements included in this Annual Report on Form 10-K. The balance sheet data as of December 28, 2003, December 29, 2002, and December 30, 2001 and statement of operations data for each of the two years in the period ended December 29, 2002 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended January 1, 2006 and January 2, 2005 were 52 and 53 weeks, respectively. You should read this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”
Statement of Operations Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001

	(In thousands, except per share data)
Revenue:
Product revenue	$57,752	$40,497	$18,378	$4,103	$897
Service and other revenue	13,935	8,075	6,496	3,305	99
Research revenue	1,814	2,011	3,161	2,632	1,490

Total revenue	73,501	50,583	28,035	10,040	2,486

Costs and expenses:
Cost of product revenue	19,920	11,572	7,437	1,815	489
Cost of service and other revenue	3,261	1,687	2,600	1,721	68
Research and development	27,725	21,114	22,511	26,848	20,735
Selling, general and administrative	27,972	25,080	18,899	9,099	5,663
Acquired in-process research and development	15,800	—	—	—	—
Amortization of deferred compensation and other stock-based compensation charges	270	844	2,454	4,360	5,850
Litigation judgment (settlement), net	—	(4,201)	756	8,052	—

Total costs and expenses	94,948	56,096	54,657	51,895	32,805

Loss from operations	(21,447)	(5,513)	(26,622)	(41,855)	(30,319)
Interest income	1,404	941	1,821	3,805	6,198
Interest and other expense	(831)	(1,653)	(2,262)	(2,281)	(702)

Net loss	$(20,874)	$(6,225)	$(27,063)	$(40,331)	$(24,823)

Net loss per share, basic and diluted	$(0.52)	$(0.17)	$(0.85)	$(1.31)	$(0.83)

Shares used in calculating net loss per share, basic and diluted	40,147	35,845	31,925	30,890	29,748

      See Note 1 to the consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

Balance Sheet Data

	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001

	(In thousands)
Cash, cash equivalents and current restricted cash and investments	$50,822	$66,994	$32,882	$66,294	$93,786
Working capital	57,992	64,643	32,229	58,522	91,452
Total assets	100,610	94,907	99,234	121,906	122,465
Long-term debt obligations	54	—	24,999	25,620	590
Accumulated deficit	(144,586)	(123,712)	(117,487)	(90,424)	(50,093)
Total stockholders’ equity	72,497	72,262	47,388	71,744	106,791

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      The following discussion and analysis should be read with “Item 6. Selected Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion and analysis in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipate”, “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Examples of forward-looking statements include, among others, statements regarding the integration of CyVera’s technology with our existing technology, the commercial launch of new products, including products based on CyVera’s technology, and the duration which our existing cash and other resources is expected to fund our operating activities. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward looking statements. Factors that could cause or contribute to these differences include those discussed in “Item 1A. Risk Factors” as well as those discussed elsewhere. The risk factors and other cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.
Overview
      We were incorporated in April 1998. We develop and market next-generation tools for the large-scale analysis of genetic variation and function. Understanding genetic variation and function is critical to the development of personalized medicine, a key goal of genomics. Using our technologies, we have developed a comprehensive line of products that are designed to provide the performance, throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information is expected to correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients.

      In 2001, we began commercial sale of short pieces of DNA called oligonucleotides, which we refer to as oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, and this advantage enabled us to market our oligos under a price leadership strategy while still achieving attractive gross margins.
      In 2001, we commercialized the first implementation of our BeadArray technology, the Sentrix Array Matrix. This is a disposable matrix with 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle performs more than 1,500 unique assays, which enables researchers to perform focused genotyping experiments in a high-throughput format. This format was also used to initiate our single nucleotide polymorphism (“SNP”) genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping services contracts with many leading genotyping centers, and were awarded $9.1 million from the National Institutes of Health to play a major role in the first phase of the International HapMap Project.
      Our production-scale BeadLab is a turnkey platform that includes all hardware and software necessary to enable researchers to perform genetic analysis research on what we believe is an unprecedented scale. This system is being marketed to a small number of high-throughput genotyping users. As of January 1, 2006, we have installed and recorded revenue for 11 BeadLabs.
      In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of January 1, 2006, we have shipped 115 BeadStations.
      In late 2004, we announced a strategic collaboration with Invitrogen Corporation (“Invitrogen”) to synthesize and distribute oligos. In the third quarter of 2005, we began shipping oligo products in connection with this agreement. As part of the agreement, we have developed the next generation of our Oligator DNA synthesis technology, which we have designed to support both plate- and tube-based capabilities. Invitrogen is responsible for sales, marketing and technical support. Profits from sales of collaboration products are divided equally between the two companies.
      In 2005, we began shipments of Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis. Our whole-genome expression product line includes multi-sample products for both the Human and Mouse Genomes. The whole-genome genotyping BeadChip is designed to scale to high levels of multiplexing without compromising data quality and to provide scientists the ability to query hundreds of thousands of SNPs in parallel. In the second quarter of 2005, we commenced shipment of our first whole-genome genotyping BeadChip, the HumanHap1, which interrogates more than 100,000 SNPs in parallel.

      In April 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead platform will be highly complementary to our portfolio of products and services. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker research and development and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. We expect the first products based on CyVera’s technology to be available in the second half of 2006. The purchase price associated with the transaction was approximately $17.8 million. We allocated $15.8 million of this purchase price to acquired in-process research and development and charged such amount against earnings in the second quarter of 2005.
      In January 2006, we began shipment of the new Sentrix HumanHap300 Genotyping BeadChip to customers around the world. Using the Infinium assay, which enables us to select virtually any SNP in the genome, the HumanHap300 BeadChip offers genomic coverage for more than 317,000 SNPs. We selected the SNP assays in collaboration with a consortium of scientists that are leaders in the genotyping field. We believe this product has quality and performance features that support our expectation that it will become an important discovery tool for researchers seeking to understand the genetic basis of common, yet complex diseases.
      Our revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry, the timing and amount of government grant funding programs and other unpredictable factors that may affect our customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2006 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.
      We have incurred substantial operating losses since our inception. As of January 1, 2006, our accumulated deficit was $144.6 million, and total stockholders’ equity was $72.5 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, an acquired in-process research and development charge of $15.8 million related to our acquisition of CyVera and a charge of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result of the expected increase in expenses, we will need to increase revenue significantly to achieve sustained profitability.
Critical Accounting Policies and Estimates

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

      Our significant accounting policies are described in Note 1 to our consolidated financial statements. Certain accounting policies are deemed critical if 1) they require an accounting estimate to be made based on assumptions that were highly uncertain at the time the estimate was made, and 2) changes in the estimate that are reasonably likely to occur, or different estimates that we reasonably could have used would have a material effect on our consolidated financial statements.
      Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above.
      We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition
      Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation, and oligos. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments. As described below, significant judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.
      We recognize revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (“SAB”) No. 104. Under SAB No. 104, revenue cannot be recorded until all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.
      Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. However, in the case of BeadLabs, revenue is recognized upon the completion of installation, training and the receipt of customer acceptance. Revenue for genotyping services is recognized when earned, which is generally at the time the genotyping analysis data is delivered to the customer or as specific milestones are achieved.
      In order to assess whether the price is fixed and determinable, we ensure there are no refund rights. If payment terms are based on future performance, we defer revenue recognition until the price becomes fixed and determinable. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of a payment is not reasonably assured, we defer revenue recognition until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates made in determining whether the criteria of SAB No. 104 have been met might result in a change in the timing or amount of revenue recognized.
      Sales of instrumentation generally include a standard one-year warranty. We also sell separately priced maintenance (extended warranty) contracts, which are generally for one or two years, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty period. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If we were to experience an increase in warranty claims or if costs of servicing our warrantied products were greater than our estimates, our gross margins could be adversely affected.

      While the majority of our sales agreements contain standard terms and conditions, we do enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We recognize revenue for delivered elements only when we determine that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.
      Some of our agreements contain multiple elements that include milestone payments. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgement from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the performance obligations for both us and our collaborators after the milestone achievement will continue at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees received under our collaborations and recognize them over the period the related services are provided or over the estimated collaboration term using various factors specific to the collaboration. Advance payments we receive in excess of amounts earned are classified as deferred revenue until earned.
      A third source of revenue, research revenue, consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. All revenue is recorded net of any applicable allowances for returns or discounts.

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

Contingencies
      We are subject to legal proceedings primarily related to intellectual property matters. Based on the information available at the balance sheet dates and through consultation with our legal counsel, we assess the likelihood of any adverse judgments or outcomes of these matters, as well as the potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Currently, we have no such liabilities recorded. This may change in the future depending upon new developments in each matter.

Goodwill and Intangible Asset Valuation
      The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different acceptable generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.
      During 2001, we adopted SFAS No. 142. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of January 1, 2006, we had $2.1 million of goodwill. This goodwill is reported as a separate line item in the balance sheet for fiscal 2005.

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS No. 123. While SFAS No. 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. We have deterimined we will use the Black-Scholes model to measure the fair value of employee stock options under SFAS No. 123R. The new standard is effective for companies that are not small business issuers, like us, beginning with the first reporting period during the first fiscal year beginning on or after June 15, 2005, and we adopted SFAS No. 123R at the beginning of our new reporting period on January 2, 2006.
      We currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS No. 123R’s fair value method is expected to result in significant non-cash charges which will increase our reported operating expenses. However, it will have no impact on our cash flows. The precise impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, we believe the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in the notes to our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. We are required to adopt the provisions of SFAS No. 151, on a prospective basis, as of January 2, 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items — if abnormal — be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial position or results of operations.

Results of Operations
      To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended January 1, 2006, January 2, 2005, and December 28, 2003 stated as a percentage of total revenue.

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Revenue
Product revenue	79%	80%	66%
Service and other revenue	19	16	23
Research revenue	2	4	11

Total revenue	100	100	100

Costs and expenses:
Cost of product revenue	27	23	27
Cost of service and other revenue	4	3	9
Research and development	38	41	80
Selling, general and administrative	38	50	67
Acquired in-process research and development	22	—	—
Amortization of deferred compensation and other stock-based compensation charges	—	2	9
Litigation judgment (settlement), net	—	(8)	3

Total costs and expenses	129	111	195

Loss from operations	(29)	(11)	(95)
Interest income	2	2	6
Interest and other expense	(1)	(3)	(8)

Net loss	(28%)	(12% )	(97% )

Comparison of Years Ended January 1, 2006 and January 2, 2005
      Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended January 1, 2006 and January 2, 2005 were 52 and 53 weeks, respectively.

Revenue

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(in thousands)
Product revenue	$57,752	$40,497	43%
Service and other revenue	13,935	8,075	73
Research revenue	1,814	2,011	(10)

Total revenue	$73,501	$50,583	45%

      Total revenue for the years ended January 1, 2006 and January 2, 2005 was $73.5 million and $50.6 million, respectively. This represents an increase of $22.9 million for 2005, or 45%, as compared to 2004.

      Product revenue increased to $57.8 million for the year ended January 1, 2006 from $40.5 million for the year ended January 2, 2005. The increase in 2005 was primarily due to higher BeadStation, consumable and, to a lesser extent, oligo sales. Growth in consumable sales was due to the launch of several new products, as well as the growth in our installed base of BeadStations. As of January 1, 2006, we have shipped a total of 115 BeadStations and 11 BeadLabs.
      Service and other revenue increased to $13.9 million in 2005 from $8.1 million in 2004. The increase in service and other revenue is primarily due to higher demand for third-party SNP genotyping service contracts during the 2005 period. In addition, due to the achievement of a milestone associated with our collaboration agreement with Invitrogen, we recognized revenue of $1.1 million in the fourth quarter of 2005. These increases were partially offset by decreased revenue related to the International HapMap Project. We completed all revenue-generating genotyping services for the International HapMap project early in the first quarter of 2005. We expect sales from third-party SNP genotyping services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNPs and samples to us.
      Government grants and other research funding decreased to $1.8 million for the year ended January 1, 2006 from $2.0 million for the year ended January 2, 2005, due primarily to a decrease in internal research spending for our grants from the National Institutes of Health. We expect revenue from government grants to decline in the future as we continue to expand our focus on commercial operations.

Cost of Product and Service and Other Revenue

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Cost of product revenue	$19,920	$11,572	72%
Cost of service and other revenue	3,261	1,687	93

Total cost of product and service and other revenue	$23,181	$13,259	75%

      Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product and service and other revenue increased to $23.2 million for the year ended January 1, 2006, as compared to $13.3 million for the year ended January 2, 2005 due primarily to the significant increase in product revenue. Gross margin on product and service and other revenue was 68% for 2005, as compared to 73% for 2004.

      Cost of product revenue increased to $19.9 million for the year ended January 1, 2006, as compared to $11.6 million for the year ended January 2, 2005, due to the significant increase in product revenue. Gross margin on product revenue decreased to 66% for the year ended January 1, 2006, as compared to 71% for the year ended January 2, 2005. The decrease in gross margin percentage is primarily due to the impact of product mix. A higher percentage of our revenue in 2005 was generated from the sale of instrumentation, which generally has a lower gross margin than other products. Other factors contributing to the decrease include decreased gross margins related to our consumable and oligo sales. Lower consumable margins can be primarily attributed to lower average selling prices on consumable sales in 2005, as compared to 2004, which were partially offset by decreased manufacturing costs. In addition, the gross margin associated with oligo products sold as a part of the Invitrogen collaboration was lower when compared to the prior year. The change in oligo gross margin is due to the fact that, under the Invitrogen collaboration, we no longer sell oligos directly. As a result, the gross margin related to this product line decreased; however, the net margin has increased due to the fact that most of the sales and marketing expenses surrounding the oligo business have shifted to our collaboration partner, Invitrogen.
      Cost of service and other revenue increased to $3.3 million for the year ended January 1, 2006, as compared to $1.7 million for the year ended January 2, 2005. Gross margin on service and other revenue decreased to 77% for the year ended January 1, 2006 from 79% in the year ended January 2, 2005. The decrease is due primarily to a change in the mix of projects and decreased average selling prices.
      We expect product mix to continue to affect our future gross margins. However, we expect our market to become increasingly price competitive and our margins may fluctuate.

Research and Development Expenses

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Research and development	$27,725	$21,114	31%
      Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
      Research and development expenses increased to $27.7 million for the year ended January 1, 2006, as compared to $21.1 million for the year ended January 2, 2005. The increase in research and development expenses is primarily due to the development expenses incurred to develop our newly-acquired Microbead technology purchased in conjunction with our acquisition of CyVera in April 2005. Research and development expenses related to the Microbead technology totaled approximately $3.2 million in 2005. Additional factors contributing to the increased research and development expenses during 2005 relate to increased costs of $2.1 million associated with the cost of BeadArray research activities and $1.3 million related to research costs to support our Oligator technology platform. We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase as we expand our product base.
      Stock based compensation related to research and development employees and consultants was approximately $0.1 million for the year ended January 1, 2006, as compared to $0.3 million for the year ended January 2, 2005.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Selling, general and administrative	$27,972	$25,080	12%
      Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services.
      Selling, general and administrative expenses increased to $28.0 million for the year ended January 1, 2006, as compared to $25.1 million for the year ended January 2, 2005. Our sales and marketing expenses increased $3.6 million, of which $2.7 million was attributable to personnel related expenses for the build-out of our sales force and customer support staff, and $0.9 million is attributable to other non-personnel-related costs, including sales and marketing activities for our existing and new products. General and administrative expenses decreased by $0.7 million in 2005, as compared to 2004, due primarily to a $2.5 million decrease in litigation expenses, partially offset by a $1.5 million increase in personnel-related expenses.
      We expect our selling, general and administrative expenses to accelerate as we expand our staff, add sales and marketing infrastructure and incur increased litigation costs and additional costs to support the commercialization and support of an increasing number of products.
      Stock based compensation for selling, general and administrative employees, directors and consultants was $0.2 million for the year ended January 1, 2006, as compared to $0.5 million for the year ended January 2, 2005. During 2005, we recorded non-cash compensation expense for accelerated vesting of options for certain employees totaling approximately $0.1 million. This compensation was provided as incentive to continue to work as key members of the sales team associated with the Invitrogen collaboration.

Acquired In-Process Research and Development

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Acquired in-process research and development	$15,800	$—	N/A
      During the year ended January 1, 2006, we recorded $15.8 million of acquired IPR&D resulting from the CyVera acquisition. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, CyVera’s ongoing research and development initiatives were primarily the development of its microbead technology platform and optical instrumentation/reader concepts. The IPR&D charge related to the CyVera acquisition was made up of two projects that were approximately 50% and 25% complete at the date of acquisition. The discount rate applied to calculate the IPR&D charge was 30%. Acquisitions of businesses, products or technologies by us in the future may result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results. There were no charges resulting from any acquisitions during the same period in 2004.

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Amortization of deferred compensation and other stock- based compensation charges	$270	$844	(68%)
      Since our inception, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, we have recorded deferred stock compensation totaling approximately $17.6 million, representing the difference between the exercise or purchase price and the fair value of our common stock as estimated by our management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized over the vesting period of the options and restricted stock. In 2005, we recorded $0.2 million as deferred compensation related to unvested options associated with our acquisition of CyVera. In addition, in 2005, we granted a restricted stock award to an employee and recorded deferred stock compensation totaling $0.2 million. During the years ended January 1, 2006 and January 2, 2005, we recorded amortization of deferred stock compensation of approximately $0.3 million and $0.8 million, respectively.
      We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with FASB Interpretation No. 28. For consultants, deferred compensation is recorded at the fair value for the options granted or stock sold in accordance with SFAS No. 123 and is periodically re-measured and expensed in accordance with EITF No. 96-18.
      In 2005, we recorded approximately $48,000 as deferred compensation expense related to our acquisition of CyVera. We also recorded non-cash compensation expense related to accelerated vesting of options for certain employees totaling approximately $0.1 million. This compensation was provided to these employees as incentive to continue to work as key members of the sales team associated with the Invitrogen collaboration. In addition, in 2005 we granted a restricted stock award to an employee and recorded a non-cash compensation charge of $21,000. We expect expenses related to stock-based compensation to increase significantly beginning in 2006 as we implement the requirements of SFAS No. 123R. Although the adoption of SFAS No. 123R’s fair value method is expected to result in a significant increase in our reported operating expenses, it will have no impact on our cash flows. SFAS No. 123R is discussed further in “Recently Issued Accounting Standards” in Item 7 and in Note 1 to our consolidated financial statements.

Litigation Judgment (Settlement), net

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Litigation judgment (settlement), net	$—	$(4,201)	(100%)

      We recorded a $7.7 million charge in June 2002 to cover total damages and estimated expenses related to a jury verdict in a termination-of-employment lawsuit. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. During the appeal process, the court required us to incur interest charges on the judgment amount at statutory rates until the case was resolved. During the years ended January 2, 2005 and December 28, 2003, we recorded $0.6 million and $0.8 million, respectively, of such interest charges as litigation expense. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004. In addition, in August 2004, we recorded a $1.5 million gain as a result of a settlement with Applera.

Interest Income

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Interest income	$1,404	$941	49%
      Interest income on our cash and cash equivalents and investments was $1.4 million and $0.9 million for the years ended January 1, 2006 and January 2, 2005, respectively. The increase was due to higher average cash balances and higher effective interest rates compared to the prior year.

Interest and Other Expense

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change

	(In thousands)
Interest and other expense	$831	$1,653	(50%)
      Interest and other expense consists of interest expense, expenses related to foreign exchange transaction costs, foreign income taxes and gains and losses on disposals of assets. Interest and other expense decreased to $0.8 million for the year ended January 1, 2006, as compared to $1.7 million for the year ended January 2, 2005.
      Interest expense was $7,000 for the year ended January 1, 2006, as compared to $1.4 million for the year ended January 2, 2005. Interest expense in the 2004 period relates primarily to a $26.0 million fixed rate loan that was paid off in August 2004 in connection with the sale of our San Diego facilities.
      In the year ended January 1, 2006, we recorded approximately $0.4 million in losses due to foreign currency transactions compared to $0.2 million in foreign currency transaction losses for the year ended January 2, 2005. Estimated foreign income taxes were approximately $0.2 million and $0.1 million for the years ended January 1, 2006 and January 2, 2005, respectively. In addition in 2005, we recorded $0.3 million related to losses on disposal of assets. There were no gains or losses on disposals in 2004.

Provision for Income Taxes
      We incurred net operating losses for the years ended January 1, 2006 and January 2, 2005 and, accordingly, we did not pay any U.S. federal or state income taxes. We have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain. As of January 1, 2006, we had net operating loss carryforwards for federal and California tax purposes of approximately $103.7 million and $40.1 million, respectively, which begin to expire in 2018 and 2006, respectively, unless previously utilized.

      As of January 1, 2006, we also had U.S. federal and California research and development tax credit carryforwards of approximately $4.1 million and $3.8 million, respectively. The federal tax credit carryforwards will begin to expire in 2018 and the California carryforwards have no expiration.
      Our utilization of the net operating losses and credits may be subject to substantial annual limitations pursuant to Section 382 and 383 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. CyVera Corporation had an ownership change upon our acquisition during 2005 and, accordingly, its net operating loss and tax credit carryforwards are subject to annual limitation. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. We are in the final stages of completing our formal Section 382 and 383 analysis and it is anticipated that approximately $0.2 million of our net operating loss carryforwards may be limited.

Comparison of Years Ended January 2, 2005 and December 28, 2003
      Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended January 2, 2005 and December 28, 2003 were 53 and 52 weeks, respectively.

Revenue

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Product revenue	$40,497	$18,378	120%
Service revenue	8,075	6,496	24
Research revenue	2,011	3,161	(36)

Total revenue	$50,583	$28,035	80%

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
      Service revenue increased to $8.1 million for the year ended January 2, 2005 from $6.5 million in for the year ended December 28, 2003. Substantially all of this increase relates to SNP genotyping services performed for the International HapMap Project. We are the recipient of a grant from the National Institutes of Health covering our participation in the first phase of the International HapMap Project, which is a $100 million internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. We received $9.1 million of funding for this project which covered basic research activities, the development of SNP assays and the genotyping to be performed on those assays. We had recognized revenue from this grant of $8.3 million through the end of 2004. The remaining $0.8 million of funding remaining related to this project was received and recognized as revenue in early 2005.
      Government grants and other research funding decreased to $2.0 million for the year ended January 2, 2005 from $3.2 million for the year ended December 28, 2003, primarily due to a decrease in internal research spending for our grant from the National Institutes of Health covering our participation in the International HapMap Project.

Cost of Product and Service Revenue

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Cost of product revenue	$11,572	$7,437	56%
Cost of service revenue	1,687	2,600	(35%)

Total cost of product and service revenue	$13,259	$10,037	32%

      Cost of product and service revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense.
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
      Cost of service revenue decreased to $1.7 million for the year ended January 2, 2005 from $2.6 million for the year ended December 28, 2003. Gross margin on service revenue increased to 79% in the year ended January 2, 2005, from 60% for the year ended December 28, 2003. This decrease in cost and increase in gross margin is due primarily to efficiencies gained in SNP genotyping services, as well as lower costs of oligos used in the genotyping services process.

Research and Development Expenses

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Research and development	$21,114	$22,511	(6%)
      Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred. Research and development expenses decreased $1.4 million to $21.1 million for the year ended January 2, 2005 from $22.5 million for the year ended December 28, 2003. Approximately $0.9 million of the decrease is attributable to personnel-related expenses and related lab supplies and the majority of the remaining $0.5 million is attributable to lower manufacturing-related resources needed to support research efforts and a decrease in depreciation expense.
      During the year ended January 2, 2005, the cost of BeadArray technology research activities decreased $0.4 million, as compared to the year ended December 28, 2003. The decrease is primarily the result of completing the development of several products that were commercially launched in late 2003 and 2004 such as our BeadStation and focused gene set array products.
      Research to support our Oligator technology platform decreased $1.0 million in the year ended January 2, 2005, as compared to the year ended December 28, 2003. In the second quarter of 2003, we implemented additional Oligator manufacturing and software enhancements to expand capacity, increase throughput, and further reduce operating costs. In addition, as we increase our product sales, a smaller portion of our manufacturing resources are now used to support research efforts as compared to the same periods in 2003.

      Stock based compensation related to research and development employees and consultants was $0.3 million for the year ended January 2, 2005, as compared to $1.3 million for the year ended December 28, 2003.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Selling, general and administrative	$25,080	$18,899	33%
      Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $6.2 million to $25.1 million for the year ended January 2, 2005 from $18.9 million for the year ended December 28, 2003. Approximately $5.2 million of the increase is due to higher sales and marketing costs, of which $4.1 million is attributable to personnel-related expenses and $0.7 million is attributable to an increase in facility-related expenses. Approximately $1.0 million of the increase in selling, general and administrative expenses is related to general and administrative costs, of which $0.4 million is related to personnel-related expenses, and the majority of the remaining $0.6 million is attributable to expenses associated with Sarbanes-Oxley compliance and our international expansion.
      Stock based compensation related to selling, general and administrative employees, directors and consultants was $0.5 million for the year ended January 2, 2005, as compared to $1.2 million for the year ended December 28, 2003.

Amortization of Deferred Compensation and Other Stock-Based Compensation Charges

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Amortization of deferred compensation and other stock-based compensation charges	$844	$2,454	(66%)
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
      We recorded amortization of deferred compensation of $0.8 million and $2.5 million for the years ended January 2, 2005 and December 28, 2003, respectively. We recognize compensation expense over the vesting period for employees, founders and directors, using an accelerated amortization methodology in accordance with the FIN No. 28. For consultants, deferred compensation is recorded at the fair value for the options granted or stock sold in accordance with SFAS No. 123 and is periodically re-measured and expensed in accordance with EITF No. 96-18.

Litigation Judgment (Settlement), net

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Litigation judgment (settlement), net	$(4,201)	$756	(656%)

      We recorded a $7.7 million charge in June 2002 to cover total damages and estimated expenses related to a jury verdict in a termination-of-employment lawsuit. We appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. During the appeal process, the court required us to incur interest charges on the judgment amount at statutory rates until the case was resolved. For the years ended January 2, 2005 and December 28, 2003 we recorded $0.6 million and $0.8 million, respectively, of such interest charges as litigation expense. As a result of the revised judgment, we reduced the $9.2 million liability on our balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004.
      In 1999, we entered into a joint development agreement with Applied Biosystems Group, an operating group of Applera Corporation, under which the companies agreed to jointly develop a SNP genotyping system that would combine our BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. In conjunction with the agreement, Applied Biosystems agreed to provide us with non-refundable research and development support of $10.0 million, all of which was paid by December 2001 and recorded as a liability on our balance sheet as of December 28, 2003. In December 2002, Applied Biosystems initiated a patent infringement suit and sought to compel arbitration of an alleged breach of the joint development agreement. We initiated a suit in state court seeking to enjoin the arbitration and alleged that Applied Biosystems had breached the joint development agreement. In August 2004, we entered into a settlement and cross-license agreement with Applera. As a result of the settlement, we removed the $10.0 million liability from our balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement.

Interest Income

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Interest income	$941	$1,821	(48%	)
      Interest income on our cash and cash equivalents and investments was $0.9 million and $1.8 million for the years ended January 2, 2005 and December 28, 2003, respectively. The decrease is due to lower effective interest rates, partially offset by higher average cash balances.

Interest and Other Expense

	Year Ended	Year Ended
	January 2,	December 28,	Percentage
	2005	2003	Change

	(In thousands)
Interest and other expense	$1,653	$2,262	(27%	)
      Interest and other expense primarily consisted of interest expense, which was $1.4 million and $2.2 million for the years ended January 2, 2005 and December 28, 2003, respectively. Interest expense relates primarily to a $26.0 million fixed rate loan, which was paid off in August 2004 in connection with the sale of our San Diego facilities.
      In the year ended January 2, 2005, we recorded approximately $150,000 in losses due to foreign currency transactions as compared to approximately $5,000 in gains for the year ended December 28, 2003. Estimated foreign income taxes were approximately $135,000 and $45,000 for the years ended January 2, 2005 and December 28, 2003, respectively.

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
      As of January 2, 2005, we also had U.S. federal and state research and development tax credit carryforwards of approximately $3.1 million and $3.0 million, respectively, which begin to expire in 2018, unless previously utilized.
Liquidity and Capital Resources

Cashflow

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

	(In thousands)
Net cash used in operating activities	$(9,008)	$(19,574)	$(18,256)
Net cash provided by (used in) investing activities	(1,535)	57,022	28,468
Net cash provided by financing activities	5,963	4,875	216
Effect of foreign currency translation	613	1	—

Net increase (decrease) in cash and cash equivalents	$(3,967)	$42,324	$10,428

      As of January 1, 2006, we had cash and cash equivalents of approximately $50.8 million. We currently invest our excess cash balances in U.S. dollar-based, short-term money market mutual funds.
      Our operating activities used cash of $9.0 million in the year ended January 1, 2006, as compared to $19.6 million in the year ended January 2, 2005. Net cash used in operating activities in the year ended January 1, 2006 was primarily the result of a net loss from operations of $20.9 million, a $6.0 million payment for a litigation judgment, a $7.0 million increase in accounts receivable and a $6.5 million increase in inventory, reduced by a $7.4 million increase in accounts payable and accrued liabilities, a $3.2 million increase in long-term liabilities primarily related to payments received from Invitrogen recorded as deferred revenue, non-cash charges of $4.1 million for depreciation and amortization and a non-cash acquired IPR&D charge of $15.8 million related to the CyVera acquisition. The accounts receivable and inventory increases over the prior year are primarily due to our significant year-over-year sales growth of 45%, which resulted from increased customer demand and our introduction of new products and services into the market. The increase in accounts payable and accrued liability balances was driven primarily by increases in general business activity associated with such sales growth, as well as expenses associated with the expansion of our corporate infrastructure to accommodate this growth. Net cash used in operating activities in the year ended January 2, 2005 was primarily the result of a net loss from operations of $6.2 million, the payment of an $8.5 million legal settlement, as described under “Litigation Judgment (Settlement), net,” a $7.2 million increase in accounts receivable due to increased sales and a $2.0 million increase in other assets primarily for the security deposit for the building lease, reduced by non-cash charges of $4.0 million for depreciation and amortization.

      Our investing activities used cash of $1.5 million in the year ended January 1, 2006, as compared to providing cash of $57.0 million in the year ended January 2, 2005. Cash used in investing activities in the year ended January 1, 2006 was due to $11.4 million used for the purchase of property and equipment and $2.4 million paid for the acquisition of CyVera, reduced by $12.2 million from the sale or maturity of investment securities used to provide operating funds for our business. Cash provided by investing activities in the year ended January 2, 2005 was due to $40.7 million in proceeds from the sale of our land and buildings, net of fees, and $19.7 million from the sale or maturity of investment securities, net of purchases of investment securities used to provide operating funds for our business, reduced by $3.4 million for the purchase of property and equipment.
      Our financing activities provided $6.0 million in the year ended January 1, 2006, as compared to $4.9 million for the year ended January 2, 2005. Cash provided from financing activities in the year ended January 1, 2006 was due primarily to proceeds from the issuance of common stock from option exercises. Cash provided from financing activities in the year ended January 2, 2005 was due primarily to proceeds from the issuance of common stock, including $28.7 million of net proceeds from the sale of approximately 4.6 million shares of our common stock in May 2004, offset by the $25.4 million in long-term debt we paid off in connection with the sale of our land and buildings.
      In June 2002, we recorded a $7.7 million charge to cover total damages and estimated expenses related to a termination-of-employment lawsuit. As a result of our decision to appeal the ruling, we filed a surety bond with the court in October 2002 of 1.5 times the judgment amount, or approximately $11.3 million. Under the terms of the bond, we were required to maintain a letter of credit for 90% of the bond amount to secure the bond. Further, we were required to deposit approximately $12.5 million of marketable securities as collateral for the letter of credit and accordingly, these funds were restricted from use for corporate purposes. A judgment was rendered in December 2004 and a $5.9 million payment was made in early 2005, at which time the restricted funds were released.
      We anticipate that our current cash and cash equivalents, revenue from sales and funding from grants will be sufficient to fund our anticipated operating needs, barring unforeseen developments. Operating needs include the planned costs to operate our business including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligos and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding in the future. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights and any debt financing may carry covenants that could restrict our operations.
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

Off-Balance Sheet Arrangements and Contractual Obligations
      We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 1, 2006, we were not involved in any SPE transactions.
      In January 2002, we purchased two newly constructed buildings and assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. In June 2004, we entered into a conditional agreement to sell our land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, we received $15.5 million in net cash proceeds. We removed the land and net book value of the buildings of $36.9 million from our balance sheet and are recording the resulting $3.7 million gain on the sale of the property over the ten-year lease term in accordance with SFAS No. 13, Accounting for Leases. Under the terms of the lease, we made a $1.9 million security deposit, with monthly rental payments of $318,643 for the first year with an annual increase of 3% in each subsequent year through August 2014. The current monthly rent under this lease is $328,202. The lease contains an option to renew for three additional periods of five years each.
      We also lease office space for a facility in Connecticut, an additional manufacturing storage facility in San Diego and for three foreign facilities located in Japan, Singapore and China under non-cancelable operating leases that expire at various times through December 2008. These leases contain renewal options ranging from one to three years.
      As of January 1, 2006, our contractual obligations are (in thousands):

	Payments Due by Period

		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Operating leases	$39,513	$4,557	$8,708	$8,833	$17,415

Total	$39,513	$4,557	$8,708	$8,833	$17,415

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

Foreign Currency Exchange Risk
      Although most of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currencies of our subsidiaries are their respective local currencies. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity.
      Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. In July 2004, we began hedging significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at January 1, 2006 and January 2, 2005 were $0.1 million and $4.0 million, respectively. As of January 1, 2006, we had one foreign currency forward contract outstanding. This contract had a fair value of $882, representing an unrealized gain, and was included in other current assets at January 1, 2006. This contract is set to expire in March 2006 and is with a reputable bank institution. As of January 2, 2005, the outstanding contracts had a fair value of $0.2 million, representing an unrealized loss, and were included in other current liabilities at January 2, 2005. We settled foreign exchange contracts of $5.2 million and $0.3 million for the years ended January 1, 2006 and January 2, 2005, respectively. Our hedging program reduces, but does not entirely eliminate the impact of currency exchange rate movements. We believe we have hedged all significant firm commitments denominated in foreign currencies, and as a result, any increase or decrease in the exchange rates of these commitments would have no material net effect to our balance sheet or our results of operations. The Company did not hold any derivative financial instruments prior to fiscal 2004.

Item 8.	Financial Statements and Supplementary Data.
      The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated herein by reference.
      Our fiscal year is 52 or 53 weeks ending on the Sunday closest to December 31, with quarters of 13 or 14 weeks ending on the Sunday closest to March 31, June 30 and September 30. The years ended January 1, 2006 and January 2, 2005 were 52 and 53 weeks, respectively.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      We have established and maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures that are designed to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with U.S. generally accepted accounting principles.
      We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of January 1, 2006. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.
      The chief executive officer and chief financial officer have concluded, based on their review, that as of January 1, 2006, our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during the fourth quarter of 2005.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2006.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. This report from Ernst & Young LLP, which expressed an unqualified opinion on management’s assessment and the effectiveness of our internal controls over financial reporting as of January 1, 2006, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Illumina, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Illumina, Inc. maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Illumina, Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Illumina, Inc. as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 of Illumina, Inc. and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 15, 2006

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      (a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006.
      (b) Identification of Executive Officers. Information concerning our executive officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
      (c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Securities Exchange Act” contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006.
      (d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006.
Code of Ethics
      We have adopted a code of ethics for our directors, officers and employees, which is available on our website at www.illumina.com in the Corporate Governance section under “Investors.” The information on our website is not incorporated by reference into this report.

Item 11.	Executive Compensation.
      Information concerning executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “Ownership of Securities” contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006.

Equity Compensation Plan Information
      The following table presents information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of January 1, 2006. We currently have two active equity compensation plans, the 2000 employee stock purchase plan and the 2005 stock incentive plan, which replaced the 2000 stock plan. Prior to our initial public offering, we granted options under our 1998 stock incentive plan. All of these plans have been approved by our stockholders. Options outstanding include options granted under the 1998 stock incentive plan, the 2000 stock plan and the 2005 stock incentive plan.

(c) Number of
Securities
Remaining
Available for
Future Issuance
	(a) Number of		Under Equity
	Securities to be	(b)Weighted-	Compensation
	Issued Upon	Average	Plans (Excluding
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Reflected in
Plan Category	Options	Options	Column (a))

Equity compensation plans approved by security holders	7,326,431	$7.96	5,660,884(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	7,326,431	$7.96	5,660,884

      Please refer to Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for a description of our equity compensation plans.

(1)	Includes 3,870,374 shares available for grant under our 2005 stock incentive plan. The 2005 stock incentive plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of (1) five percent of outstanding shares of our common stock on the last day of the immediately preceding fiscal year, (2) 1,200,000 shares or (3) a lesser amount as determined by our Board of Directors.

(2)	Includes 1,790,510 shares available for grant under our 2000 employee stock purchase plan. The 2000 employee stock purchase plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of (1) three percent of outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (2) 1,500,000 shares.

Item 13.	Certain Relationships and Related Transactions.
      Information concerning certain relationships and related transactions is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Executive Compensation and Other Information” and “Certain Transactions” contained in our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006.

Item 14.	Principal Accounting Fees and Services.
      Information concerning principal accounting fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Independent Auditors” contained in our Definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) The following documents are filed as a part of this report:
      (1) Consolidated Financial Statements:
      (3) Exhibits:

Exhibit
Number		Description of Document

2	.1(16)	Agreement and Plan of Merger by and among Illumina, Inc., Semaphore Acquisition Sub, Inc., and Cyvera Corporation, dated February 22, 2005.

3	.1(2)	Amended and Restated Certificate of Incorporation.

3	.2(1)	Bylaws.

3	.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).

4	.1(1)	Specimen Common Stock Certificate.

4	.2(1)	Amended and Restated Investors Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.

4	.3(5)	Rights Agreement, dated as of May 3, 2001, between the Company and Equiserve Trust Company, N.A.

+10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

+10	.2(1)	1998 Incentive Stock Plan.

+10	.3(1)	2000 Employee Stock Purchase Plan.

10	.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for Illumina’s principal offices.

10	.5(1)	License Agreement dated May 1998 between Tufts and Registrant (with certain confidential portions omitted).

10	.6(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.

+10	.7(1)	2000 Stock Plan.

10	.8(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

Exhibit
Number		Description of Document

10	.9(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

10	.10(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).

10	.11(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.

10	.12(13)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.

10	.13(14)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.

10	.14(15)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.

10	.15(8)	Replacement Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10	.16(17)	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Company, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

10	.17(18)	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Company and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.

+10	.18(19)	2000 Employee Stock Purchase Plan as amended and restated through March 21, 2002.

+10	.19(20)	2000 Stock Plan as amended and restated through March 21, 2002.

10	.20(21)	Non-exclusive License Agreement dated January 2002 between Amersham Biosciences Corp. and Registrant (with certain confidential portions omitted).

10	.21(22)	License Agreement dated June 2002 between Dade Behring Marburg GmbH and Registrant (with certain confidential portions omitted).

10	.22(23)	Purchase and Sale Agreement and Escrow Instructions dated June 18, 2004 between Bernardo Property Advisors, Inc. and Registrant.

10	.23(24)	Single Tenant Lease dated August 18, 2004 between BioMed Realty Trust Inc. and Registrant.

10	.24(25)	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Registrant (with certain confidential portions omitted).

10	.28(26)	Collaboration Agreement dated December 17, 2004 between Invitrogen Incorporated and Registrant (confidential treatment has been requested with respect to certain portions of this exhibit).

10	.29(27)	Offer letter for Christian O. Henry dated April 26, 2005.

10	.30(28)	Forms of Stock Option Agreement under 2000 Stock Plan.

14	(10)	Code of Ethics.

21.1		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature page).

31.1		Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 000-30361) for the year ended December 31, 2000 filed March 29, 2001.

(3)	[reserved]

(4)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (File No. 000-30361) filed May 14, 2001.

(6)	Incorporated by reference exhibit 10.15 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(8)	Incorporated by reference to the exhibit 10.18 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(9)	Incorporated by reference to the same numbered exhibit filed with Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(10)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 000-30361) for the year ended December 28, 2003 filed March 12, 2004.

(11)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 27, 2004 filed August 6, 2004.

(12)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(13)	Incorporated by reference to exhibit 10.16 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(14)	Incorporated by reference to exhibit 10.17 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(15)	Incorporated by reference to exhibit 10.18 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(16)	Incorporated by reference to exhibit 2.01 filed with our Form 8-K (File No. 000-30361) filed April 14, 2005.

(17)	Incorporated by reference to the exhibit 10.19 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(18)	Incorporated by reference to the exhibit 10.20 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(19)	Incorporated by reference to the exhibit 10.21 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(20)	Incorporated by reference to the exhibit 10.22 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(21)	Incorporated by reference to exhibit 10.24 filed with Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(22)	Incorporated by reference to exhibit 10.23 filed with our Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(23)	Incorporated by reference to exhibit 10.25 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 27, 2004 filed August 6, 2004.

(24)	Incorporated by reference to exhibit 10.26 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(25)	Incorporated by reference to exhibit 10.27 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(26)	Incorporated by reference to exhibit 10.28 filed with our Form 10-K (File No. 000-30361) for the year ended January 2, 2005 filed March 8, 2005.

(27)	Incorporated by reference to exhibit 10.33 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended July 3, 2005 filed August 8, 2005.

(28)	Incorporated by reference to exhibit 10.29 filed with our Form 10-K (File No. 000-30361) for the year ended January 2, 2005 filed March 8, 2005.
Supplemental Information
      No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2006.

Illumina, Inc.

By:	/s/ Jay T. Flatley

Jay T. Flatley
President and Chief Executive Officer
March 6, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jay T. Flatley and Christian O. Henry, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay T. Flatley Jay T. Flatley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006

/s/ Christian O. Henry Christian O. Henry	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006

/s/ John R. Stuelpnagel John R. Stuelpnagel	Senior Vice President, Chief Operating Officer and Director	March 6, 2006

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	March 6, 2006

/s/ Daniel M. Bradbury Daniel M. Bradbury	Director	March 6, 2006

/s/ Karin Eastham Karin Eastham	Director	March 6, 2006

/s/ Paul Grint Paul Grint	Director	March 6, 2006

/s/ David R. Walt David R. Walt	Director	March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Illumina, Inc.
      We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 1, 2006, January 2, 2005, and December 28, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. as of January 1, 2006 and January 2, 2005, and the results of its operations and its cash flows for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Illumina, Inc.’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 15, 2006

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2006	2005

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,822	$54,789
Restricted cash and investments	—	12,205
Accounts receivable, net	17,620	11,891
Inventory, net	10,309	3,807
Prepaid expenses and other current assets	959	999

Total current assets	79,710	83,691
Property and equipment, net	16,131	8,574
Goodwill	2,125	—
Intangible and other assets, net	2,644	2,642

Total assets	$100,610	$94,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,390	$2,684
Accrued liabilities	14,210	10,407
Litigation judgment	—	5,957
Current portion of long-term debt	118	—

Total current liabilities	21,718	19,048
Long-term debt, less current portion	54	—
Deferred gain on sale of land and building	2,843	3,218
Other long term liabilities	3,498	379
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 120,000,000 shares authorized, 41,294,003 shares issued and outstanding at January 1, 2006, 38,120,685 shares issued and outstanding at January 2, 2005	413	381
Additional paid-in capital	216,766	195,653
Deferred compensation	(354)	(156)
Accumulated other comprehensive income	258	96
Accumulated deficit	(144,586)	(123,712)

Total stockholders’ equity	72,497	72,262

Total liabilities and stockholders’ equity	$100,610	$94,907

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

	(In thousands, except per share amounts)
Revenue
Product revenue	$57,752	$40,497	$18,378
Service and other revenue	13,935	8,075	6,496
Research revenue	1,814	2,011	3,161

Total revenue	73,501	50,583	28,035

Costs and expenses:
Cost of product revenue	19,920	11,572	7,437
Cost of service and other revenue	3,261	1,687	2,600
Research and development	27,725	21,114	22,511
Selling, general and administrative	27,972	25,080	18,899
Acquired in-process research and development	15,800	—	—
Amortization of deferred compensation and other stock-based compensation charges	270	844	2,454
Litigation judgment (settlement), net	—	(4,201)	756

Total costs and expenses	94,948	56,096	54,657

Loss from operations	(21,447)	(5,513)	(26,622)
Interest income	1,404	941	1,821
Interest and other expense	(831)	(1,653)	(2,262)

Net loss	$(20,874)	$(6,225)	$(27,063)

Net loss per share, basic and diluted	$(0.52)	$(0.17)	$(0.85)

Shares used in calculating net loss per share, basic and diluted	40,147	35,845	31,925

The composition of stock-based compensation is as follows:
Research and development	$84	$348	$1,289
Selling, general and administrative	186	496	1,165

	$270	$844	$2,454

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common stock		Additional		Other		Total
			Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balance as of December 29, 2002	32,500	$325	$164,483	$(3,617)	$977	$(90,424)	$71,744
Issuance of common stock for cash	408	4	899	—	—	—	903
Repurchase of restricted common stock	(21)	—	(8)	—	—	—	(8)
Amortization of deferred compensation	—	—	12	2,442	—	—	2,454
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(72)	72	—	—	—
Comprehensive loss:
Unrealized gain on available-for sale securities	—	—	—	—	(702)	—	(702)
Foreign currency translation adjustment	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	(27,063)	(27,063)

Comprehensive loss							(27,705)

Balance as of December 28, 2003	32,887	329	165,314	(1,103)	335	(117,487)	47,388
Issuance of common stock for cash	5,278	53	30,454	—	—	—	30,507
Repurchase of restricted common stock	(44)	(1)	(12)	—	—	—	(13)
Amortization of deferred compensation	—	—	—	844	—	—	844
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(103)	103	—	—	—
Comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	(305)	—	(305)
Unrealized loss on hedging contracts	—	—	—	—	(46)	—	(46)
Foreign currency translation adjustment	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(6,225)	(6,225)

Comprehensive loss							(6,464)

Balance as of January 2, 2005	38,121	381	195,653	(156)	96	(123,712)	72,262
Issuance of common stock for cash	1,592	16	6,030	—	—	—	6,046
Issuance of common stock in conjunction with an acquisition	1,580	16	14,812	—	—	—	14,828
Deferred compensation related to unvested CyVera stock options assumed	—	—	—	(197)	—	—	(197)
Compensation expense related to acceleration of options for terminated employees	—	—	79	—	—	—	79
Deferred compensation related to a restricted stock award	1	—	192	(192)	—	—	—
Amortization of deferred compensation	—	—	—	191	—	—	191
Comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	29	—	29
Unrealized gain on hedging contracts	—	—	—	—	56	—	56
Foreign currency translation adjustment	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	(20,874)	(20,874)

Comprehensive loss							(20,712)

Balance as of January 1, 2006	41,294	$413	$216,766	$(354)	$258	$(144,586)	$72,497

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(20,874)	$(6,225)	$(27,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	15,800	—	—
Depreciation and amortization	4,116	3,956	4,545
Loss on disposal of property and equipment	293	—	175
Amortization of premium on investments	(14)	354	432
Amortization of deferred compensation and other stock-based compensation charges	270	844	2,454
Amortization of gain on sale of land and building	(375)	(156)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,039)	(7,202)	(1,296)
Inventory	(6,502)	(1,785)	277
Prepaid expenses and other current assets	290	(29)	8
Other assets	395	(2,041)	(151)
Accounts payable	3,193	697	260
Accrued liabilities	4,214	1,958	1,742
Litigation judgment	(5,957)	567	606
Other long-term liabilities	3,182	(512)	(245)
Advance payment from former collaborator	—	(10,000)	—

Net cash used in operating activities	(9,008)	(19,574)	(18,256)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(2,388)	—	—
Purchases of available-for-sale securities	—	(6,603)	(1,940)
Sales and maturities of available-for-sale securities	12,248	26,348	32,456
Proceeds from sale of land and building, net of fees	—	40,667	—
Purchase of property and equipment	(11,395)	(3,355)	(2,032)
Acquisition of intangible assets	—	(35)	(16)

Net cash (used in) provided by investing activities	(1,535)	57,022	28,468

Cash flows from financing activities:
Payments on long-term debt	(83)	(25,387)	(342)
Payments on equipment financing	—	(232)	(337)
Proceeds from issuance of common stock	6,046	30,507	903
Repurchase of common stock	—	(13)	(8)

Net cash provided by financing activities	5,963	4,875	216

Effect of foreign currency translation on cash and cash equivalents	613	1	—

Net increase (decrease) in cash and cash equivalents	(3,967)	42,324	10,428
Cash and cash equivalents at beginning of the year	54,789	12,465	2,037

Cash and cash equivalents at end of the year	$50,822	$54,789	$12,465

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$15	$1,368	$2,222

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business
      Illumina, Inc. (the “Company”) was incorporated on April 28, 1998. The Company develops and markets next-generation tools for the large-scale analysis of genetic variation and function. Using the Company’s technologies, it has developed a comprehensive line of products that are designed to provide the performance, throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics. This information is expected to correlate genetic variation and gene function with particular disease states, enhancing drug discovery, allowing diseases to be detected earlier and more specifically, and permitting better choices of drugs for individual patients.

Basis of Presentation
      The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year
      The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended January 1, 2006 and January 2, 2005 were 52 and 53 weeks, respectively.

Reclassifications
      Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates
      The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, goodwill and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents are comprised of short-term, highly liquid investments primarily in money market-type funds.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
      The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. As of January 1, 2006, the Company’s excess cash balances were invested mainly in short-term, highly liquid money market mutual funds. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method. Gross realized gains totaled $0, $453,750 and $342,693 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Gross realized losses were not material for all periods presented.

Restricted Cash and Investments
      As of January 2, 2005, restricted cash and investments consisted of corporate debt securities that are used as collateral against a letter of credit and a $100,000 bond deposit with the San Diego Superior Court related to the Applied Biosystems litigation as described more fully in Note 7. The letter of credit and bond deposit were released in January of 2005.

Fair Value of Financial Instruments
      The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, approximate fair value.

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

Concentrations of Risk
      Cash equivalents, investments and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Most of the Company’s cash and cash equivalents as of January 1, 2006 were deposited with financial institutions in the United States and Company policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the U.S. Government. The Company has historically not experienced significant credit losses from accounts receivable. The Company performs a regular review of customer activity and associated credit risks and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon a percentage of the net trade receivable balance based on collection history and re-evaluates such reserves on a regular basis.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s products require customized components that currently are available from a limited number of sources. The Company obtains certain key components included in its products from single vendors. No assurance can be given that these or other product components will be available in sufficient quantities at acceptable costs in the future.
      Approximately 38%, 52% and 51% of the Company’s revenue for the year ended January 1, 2006, January 2, 2005 and December 28, 2003 was derived from customers outside the United States. Approximately 48% and 70% of the Company’s net accounts receivable balance as of January 1, 2006 and January 2, 2005, respectively, was related to customers outside the United States. Sales to territories outside of the United States are generally denominated in U.S. dollars. International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed.

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

Intangible Assets
      Intangible assets consist of license agreements and acquired technology. The cost of the Company’s license agreements was $844,450 and the Company has amortized $785,366 through January 1, 2006. Amortization expense related to license agreements for the years ending January 1, 2006, January 2, 2005 and December 28, 2003 was $292,033, $300,000 and $185,000, respectively. The licenses will be fully amortized by 2008.

Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset and adjusts the value of the asset accordingly. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets recorded at January 1, 2006 will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through January 1, 2006.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserve for Product Warranties
      The Company generally provides a one-year warranty on instrumentation. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of revenue.

Revenue Recognition
      The Company’s revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation, and oligos. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments.
      The Company recognizes revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (“SAB”) No. 104. Under SAB No. 104, revenue cannot be recorded until all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.
      Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. However, in the case of BeadLabs, revenue is recognized upon the completion of installation, training and the receipt of customer acceptance. Revenue for genotyping services is recognized when earned, which is generally at the time the genotyping analysis data is delivered to the customer or as specific milestones are achieved.
      In order to assess whether the price is fixed and determinable, the Company ensures there are no refund rights. If payment terms are based on future performance, the Company defers revenue recognition until the price becomes fixed and determinable. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates made in determining whether the criteria of SAB No. 104 have been met might result in a change in the timing or amount of revenue recognized.
      Sales of instrumentation generally include a standard one-year warranty. The Company also sells separately priced maintenance (extended warranty) contracts, which are generally for one or two years, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty period. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If the Company were to experience an increase in warranty claims or if costs of servicing its warrantied products were greater than its estimates, gross margins could be adversely affected.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      While the majority of its sales agreements contain standard terms and conditions, the Company does enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. The Company recognizes revenue for delivered elements only when it determines that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.
      Some of the Company’s agreements contain multiple elements that include milestone payments. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgement from the Company’s collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the performance obligations for both the Company and its collaborators after the milestone achievement will continue at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. The Company defers non-refundable upfront fees received under its collaborations and recognizes them over the period the related services are provided or over the estimated collaboration term using various factors specific to the collaboration. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.
      A third source of revenue, research revenue, consists of amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred. All revenue is recorded net of any applicable allowances for returns or discounts.

Shipping and Handling Expenses
      Shipping and handling expenses are included in cost of product revenue and totaled $1,287,802, $493,052 and $224,210 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Research and Development
      Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs
      The Company expenses advertising costs as incurred. Advertising costs were $1,208,263, $792,508 and $439,710 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation
      The functional currencies of the Company’s wholly-owned subsidiaries are their respective local currencies. Accordingly, all balance sheet accounts of these operations are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income.”

Stock-Based Compensation
      As of January 1, 2006, the Company has two stock-based employee and non-employee director compensation plans, which are described in Note 6. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options, and restricted stock, which were granted prior to the Company’s initial public offering, with exercise prices below estimated fair value, which are being amortized on an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation Number (“FIN”) No. 28. In the year ending January 1, 2006, the Company recorded deferred stock compensation as part of a business acquisition as well as deferred stock compensation related to a restricted stock grant awarded to an employee, which are being amortized over the vesting period on a straight-line basis.
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and employee stock purchases under the fair value method of that statement. The fair value for these options was estimated at the dates of grant using the fair value option pricing model (Black-Scholes) with the following weighted-average assumptions for 2005, 2004 and 2003:

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Weighted average risk-free interest rate	4.08%	3.25%	3.03%
Expected dividend yield	0%	0%	0%
Weighted average volatility	90%	97%	103%
Estimated life (in years)	5	5	5
Weighted average fair value of options granted	$7.38	$5.25	$3.31
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Net loss, as reported	$(20,874)	$(6,225)	$(27,063)
Add: Stock-based compensation expense recorded	270	844	2,454
Less: Assumed stock compensation expense	(8,393)	(10,302)	(9,517)

Pro forma net loss	$(28,997)	$(15,683)	$(34,126)

Basic and diluted net loss per share:
As reported	$(0.52)	$(0.17)	$(0.85)

Pro forma basic and diluted net loss per share	$(0.72)	$(0.44)	$(1.07)

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS No. 123. While SFAS No. 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has determined it will use the Black-Scholes model to measure the fair value of employee stock options under SFAS No. 123R. The new standard is effective for companies that are not small business issuers, like the Company, beginning with the first reporting period during the first fiscal year beginning on or after June 15, 2005, and the Company adopted SFAS No. 123R at the beginning of its new reporting period on January 2, 2006.
      The Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Accordingly, the adoption of SFAS No. 123R’s fair value method is expected to result in significant non-cash charges which will increase the Company’s reported operating expenses. However, it will have no impact on its cash flows. The precise impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, it believes the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss in this note.
      Deferred compensation for options granted, and restricted stock sold, to consultants has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted and restricted stock sold, to consultants are periodically remeasured as the underlying options vest.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

	(In thousands)
Weighted-average shares outstanding	40,199	36,165	32,733
Less: Weighted-average shares of common stock subject to repurchase	(52)	(320)	(808)

Weighted-average shares used in computing net loss per share, basic and diluted	40,147	35,845	31,925

      The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and shares of restricted stock, was 7,368,181, 6,360,023 and 5,809,649 for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively.

Comprehensive Income (Loss)
      Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective as cash flow hedges, and foreign currency translation adjustments. The Company has disclosed comprehensive loss as a component of stockholders’ equity.
      The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Foreign currency translation adjustments	$248	$171	$60
Unrealized gain (loss) on available-for-sale securities	—	(29)	275
Unrealized gain (loss) on cash flow hedges	10	(46)	—

Accumulated other comprehensive income	$258	$96	$335

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      CyVera was created in October 2003 to commercialize its digital microbead technology platform and optical instrumentation/reader concepts. The Company believes that the CyVera technology will be highly complementary to the Company’s own portfolio of products and services; will enhance the Company’s capabilities to service its existing customers; and will accelerate the development of additional technologies, products and services. The Company believes that integrating CyVera’s capabilities with the Company’s technologies will better position the Company to address the emerging biomarker research and development and in-vitro and molecular diagnostic markets.
      Pursuant to the Merger Agreement, Illumina issued 1.6 million shares (the “Shares”) of Illumina common stock, paid $2.3 million in cash and assumed the net liabilities of CyVera. In addition, Illumina assumed the outstanding stock options of CyVera. Approximately 250,000 of the Shares were deposited into an escrow account with a bank. For a period of one year from the closing date, these shares will be held by the bank to satisfy any claims for indemnification made by the Company or CyVera pursuant to the Merger Agreement. To the extent that some, or all, of these shares are not required to satisfy indemnification claims, then such shares will be distributed pro rata among the CyVera stockholders.
      The results of CyVera’s operations have been included in the accompanying consolidated financial statements from the date of the acquisition. The total cost of the acquisition is as follows (in thousands):

Fair market value of securities issued, net	$14,433
Cash paid	2,291
Transaction costs	681
Fair market value of options assumed	394

Total purchase price	$17,799

      The fair value of the Shares was determined based on the average closing price of the Company’s common stock for five trading days preceding, and following, February 22, 2005 (the date the transaction was announced). The Company believes that this time period gives proper consideration to matters such as price fluctuations and quantities traded and represents a reasonable period before and after the date on which the terms of the acquisition were agreed. Based on these closing prices, the Company estimated the fair value of its common stock to be $9.167 per share, which equates to a total fair value of $14.4 million.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The final purchase price allocation is shown below:

As of April 8,
2005

(In thousands)
Cash	$4
Prepaid expenses	12
Fixed assets	349
Deferred compensation on unvested stock options assumed	196
Accounts payable and accrued liabilities	(432)
Debt assumed	(255)

Net book value of net liabilities assumed	(126)
In-process research and development	15,800
Goodwill	2,125

$17,799

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company expects to perform its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. As of January 1, 2006, the Company has determined there has been no impairment of goodwill.
      The Company allocated $15.8 million of the purchase price to in-process research and development projects. In-process research and development (“IPR&D”) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CyVera’s ongoing research and development initiatives were primarily involved with the development of its microbead technology platform and optical instrumentation/ reader concepts. These two projects were approximately 50% and 25% complete at the date of acquisition.
      The value assigned to purchased IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the IPR&D were, in some cases, reduced based on the probability of developing a new technology, and considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on the Company’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 30% were considered appropriate for the IPR&D. The Company believes that these discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. The Company believes that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were charged to expense in the second quarter of 2005.
      The following unaudited pro forma information shows the results of the Company’s operations for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 as though the acquisition had occurred as of the beginning of the periods presented:

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

	(In thousands, except per share data)
Revenue	$73,501	$50,583	$28,035
Net loss	(6,234)	(9,965)	(27,616)
Net loss per share, basic and diluted	(0.15)	(0.27)	(0.82)
      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. The pro forma results exclude the non-cash acquired IPR&D charge recorded upon the closing of the acquisition during the second quarter of 2005.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The Company is required to adopt the provisions of SFAS No. 151, on a prospective basis, as of January 2, 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items — if abnormal — be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

2.	Balance Sheet Account Details
      Investments, including restricted investments, consist of the following, (in thousands):

		January 2, 2005

	Amortized	Gross	Gross
	Cost	Unrealized Gain	Unrealized Loss	Market Value

Restricted corporate debt securities	$12,134	$—	$(29)	$12,105
      The Company had no investments as of January 1, 2006.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts receivable consist of the following (in thousands):

	January 1,	January 2,
	2006	2005

Accounts receivable from product and service sales	$17,055	$11,182
Notes receivable from product sales	441	464
Accounts receivable from government grants	180	108
Other receivables	257	283

	17,933	12,037
Allowance for doubtful accounts	(313)	(146)

Total	$17,620	$11,891

      Inventory consists of the following (in thousands):

	January 1,	January 2,
	2006	2005

Raw materials	$4,575	$1,487
Work in process	4,546	1,714
Finished goods	1,188	606

Total	$10,309	$3,807

      Property and equipment consist of the following (in thousands):

	January 1,	January 2,
	2006	2005

Leasehold improvements	$819	$347
Manufacturing and laboratory equipment	19,430	11,067
Computer equipment and software	8,121	6,116
Furniture and fixtures	2,139	2,095

	30,509	19,625
Accumulated depreciation and amortization	(14,378)	(11,051)

Total	$16,131	$8,574

      Depreciation expense was $3.8 million, $3.7 million and $4.4 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accrued liabilities consist of the following (in thousands):

	January 1,	January 2,
	2006	2005

Compensation	$4,922	$3,798
Legal and other professional fees	2,311	1,488
Taxes	939	928
Reserve for product warranties	751	387
Customer deposits	1,361	1,671
Short-term deferred revenue	1,937	915
Short-term deferred gain on sale of building	375	375
Other	1,614	845

Total	$14,210	$10,407

3.	Derivative Financial Instruments
      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company assesses, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company also assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion to current earnings to the extent significant.
      The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. The Company does not hold any derivative financial instruments for trading or speculative purposes. The Company primarily uses forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at January 1, 2006 and January 2, 2005 were $0.1 million and $4.0 million, respectively. As of January 1, 2006, the Company had one foreign currency forward contract outstanding. This contract had a fair value of $882, representing an unrealized gain, and was included in other current assets at January 1, 2006. This contract is set to expire in March 2006 and is with a reputable bank institution. As of January 2, 2005, the outstanding contracts had a fair value of $0.2 million, representing an unrealized loss, and were included in other current liabilities at January 2, 2005. The Company settled foreign exchange contracts of $5.2 million and $0.3 million for the years ended January 1, 2006 and January 2, 2005, respectively. The Company’s hedging program reduces, but does not entirely eliminate the impact of currency exchange rate movements. The Company believes it has hedged all significant firm commitments denominated in foreign currencies, and as a result, any increase or decrease in the exchange rates of these commitments would have no material net effect to the Company’s balance sheet or its results of operations. The Company did not hold any derivative financial instruments prior to fiscal 2004.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Warranties and Maintenance Contracts
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
      Changes in the Company’s warranty liability during the three years ended January 1, 2006 are as follows (in thousands):

Balance as of December 29, 2002	$—
Additions charged to cost of revenue	230

Balance as of December 28, 2003	230
Additions charged to cost of revenue	603
Repairs and replacements	(446)

Balance as of January 2, 2005	387
Additions charged to cost of revenue	1,094
Repairs and replacements	(730)

Balance as of January 1, 2006	$751

5.	Commitments and Long-term Debt

Building Loan
      In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004. Interest expense was $0, $1.4 million and $2.2 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.
      In June 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, the Company received $15.5 million in net cash proceeds. The Company removed the land and net book value of the buildings of $36.9 million from its balance sheet, deferred the resulting $3.7 million gain on the sale of the property, and is amortizing the deferred gain over the ten year lease term in accordance with SFAS No. 13, Accounting for Leases.
      The Company leased a portion of the space to a tenant under a lease which expired in June 2004. Rental income was recorded as an offset to the Company’s facility costs. Rental income was $0, $409,517, and $695,282 for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases
      In April 2000, the Company entered into a $3,000,000 loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan was secured by the capital equipment financed. As of January 1, 2005, all loan payments were made, the underlying equipment was purchased and the loan arrangement was closed. Cost and accumulated depreciation of equipment under capital leases at January 1, 2006 and January 2, 2005 was $0 and $1,287,789, respectively. Depreciation of equipment under capital leases was included in depreciation expense. Interest expense related to capital leases was $0, $10,500 and $56,661 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 respectively.

Operating Leases
      In August 2004, the Company entered into a ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and is paying monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year through August 2014. The current monthly rent under this lease is $328,202. The lease contains an option to renew for three additional periods of five years each. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company also leases office space for a facility in Connecticut, an additional distribution and storage facility in San Diego and for three foreign facilities located in Japan, Singapore and China under non-cancelable operating leases that expire at various times through December 2008. These leases contain renewal options ranging from one to three years.
      As of January 1, 2006, annual future minimum payments under these operating leases are as follows (in thousands):

2006	4,557
2007	4,365
2008	4,343
2009	4,351
2010	4,482
2011 and thereafter	17,415

Total	$39,513

      Rent expense, net of amortization of the deferred gain on sale of property, was $4,737,218, $1,794,234, and $238,065 for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ Equity

Common stock
      As of January 1, 2006, the Company had 41,294,003 shares of common stock outstanding, of which 4,802,319 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of January 1, 2006, 41,750 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s new 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.

Stock Options

2005 Stock and Incentive Plan
      In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the “2005 Stock Plan”). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. The 2005 Stock Plan provides that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors.
      The Company’s stock option activity under all stock option plans from December 29, 2002 through January 1, 2006 is as follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at December 29, 2002	4,422,781	$7.94
Granted	1,241,175	$3.31
Exercised	(102,590)	$1.25
Cancelled	(331,492)	$8.36

Outstanding at December 28, 2003	5,229,874	$6.95
Granted	1,453,400	$7.08
Exercised	(139,768)	$1.98
Cancelled	(337,486)	$8.80

Outstanding at January 2, 2005	6,206,020	$6.99
Granted	2,992,300	$10.02
Exercised	(869,925)	$4.66
Cancelled	(1,001,964)	$11.00

Outstanding at January 1, 2006	7,326,431	$7.96

      At January 1, 2006, options to purchase approximately 2,763,225 shares were exercisable and 3,870,374 shares remain available for future grant.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a further breakdown of the options outstanding as of January 1, 2006:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$0.03 - 4.44	1,401,109	6.80	$3.14	789,881	$2.91
$4.64 - 6.53	1,298,379	6.89	$5.77	472,989	$5.63
$6.55 - 8.52	1,943,164	8.17	$8.10	604,053	$7.92
$8.60 - 10.26	1,290,701	7.63	$9.11	557,114	$9.30
$10.30 - 16.00	1,235,978	8.85	$12.67	227,042	$12.73
$16.03 - 45.00	157,100	6.33	$20.75	112,146	$22.59

$0.03 - 45.00	7,326,431	7.66	$7.96	2,763,225	$7.37

2000 Employee Stock Purchase Plan
      In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 3,589,168 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.
      The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. 717,164, 585,855 and 304,714 shares were issued under the 2000 Employee Stock Purchase Plan during fiscal 2005, 2004 and 2003, respectively. As of January 1, 2006, there were 1,790,510 shares available for issuance under the Purchase Plan.

Deferred Stock Compensation
      Since the inception of the Company, in connection with the grant of certain stock options and sales of restricted stock to employees, founders and directors through July 25, 2000, the Company has recorded deferred stock compensation totaling approximately $17.6 million, representing the difference between the exercise or purchase price and the fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes on the date such stock options were granted or restricted common stock was sold. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options and restricted stock. In 2005, the Company recorded $0.2 million as deferred compensation related to unvested options associated with our acquisition of CyVera. In addition, in 2005, the Company granted a restricted stock award to an employee and recorded deferred stock compensation totaling $0.2 million. During the years ended January 1, 2006, January 2, 2005 and December 28, 2003, the Company recorded amortization of deferred stock compensation of approximately $0.3 million, $0.8 million and $2.5 million, respectively.

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

Affymetrix Litigation
      On July 26, 2004, Affymetrix, Inc. (“Affymetrix”) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of the Company’s BeadArray products and services, including the Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of products, if any, that are determined to be infringing these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, the Company filed its answer and counterclaims to Affymetrix’ complaint, seeking declaratory judgments from the court that the Company does not infringe the Affymetrix patents, and that such patents are invalid, and filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage. On January 7, 2006, the Company sought leave to file the first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. Trial is scheduled for October 16, 2006. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to vigorously defend against this suit. However, the Company cannot be sure that it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of products and services, could result in a material adverse effect on its business, financial condition and results of operations.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dr. Anthony W. Czarnik v. Illumina, Inc.
      On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against the Company in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain Company patents and patent applications and alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of its patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of its patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, the Company filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, the Company filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim, and this motion is still pending. There has been no trial date set for this case. The Company believes it has meritorious defenses against this claim.

Termination-of-Employment Lawsuit
      In March 2001, a complaint seeking damages of an unspecified amount was filed against the Company by Dr. Anthony W. Czarnik, a former employee, in the Superior Court of the State of California in connection with the employee’s termination of employment with the Company. In June 2002, a California Superior Court judgment was rendered against the Company and the Company recorded a $7.7 million charge in its financial results for the second quarter of 2002 to cover total damages and remaining expenses. The Company appealed the decision, and in December 2004, the Fourth Appellate District Court of Appeal, in San Diego, California, reduced the amount of the award. The Company recorded interest expense on the $7.7 million during the appeal based on the statutory rate. As a result of the revised judgment, the Company reduced the $9.2 million liability on its balance sheet to $5.9 million and recorded a gain of $3.3 million as a litigation judgment in the fourth quarter of 2004. In January 2005, the Company paid the $5.9 million and removed the liability from its balance sheet.

Litigation with Applera Corporation’s Applied Biosystems Group
      In 1999, the Company entered into a joint development agreement with Applied Biosystems Group, an operating group of Applera Corporation, under which the companies agreed to jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. In conjunction with the agreement, Applied Biosystems agreed to provide the Company with non-refundable research and development support of $10.0 million, all of which was paid by December 2001 and recorded as a liability on the Company’s balance sheet as of December 28, 2003. In December 2002, Applied Biosystems initiated a patent infringement suit and sought to compel arbitration of an alleged breach of the joint development agreement. The Company initiated a suit in state court seeking to enjoin the arbitration and alleged that Applied Biosystems had breached the joint development agreement. In August 2004, the Company entered into a settlement and cross-license agreement with Applera. As a result of the settlement, the Company removed the $10.0 million liability from its balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Collaborative Agreements

Invitrogen Corporation
      In December 2004, the Company entered into a strategic collaboration with Invitrogen Corporation (“Invitrogen”). The goal of the collaboration is to combine the Company’s expertise in oligonucleotide manufacturing with the sales, marketing and distribution capabilities of Invitrogen. In connection with the collaboration, the Company is developing the next generation Oligator® DNA synthesis technology. This technology is expected to include both plate- and tube-based capabilities. Under the terms of the agreement, Invitrogen paid the Company an upfront non-refundable collaboration payment of $2.3 million during the first quarter of 2005. Additionally, upon the achievement of a certain milestone, Invitrogen was obligated to make a milestone payment of $1.1 million to the Company. The milestone was achieved in November of 2005 and payment of $1.1 million was made by Invitrogen.
      The Company began manufacturing and shipping the plate-based and certain tube-based oligo products under the collaboration in the third quarter of 2005 and, therefore, has begun to amortize the upfront collaboration payment of $2.3 million as product revenue over the life of the agreement on a straight-line basis. The unamortized portion of the collaboration payment has been recorded as short- and long-term deferred revenue. The Company recorded the $1.1 million milestone payment in service and other revenue upon achievement of the milestone during the fourth quarter of 2005. The Company recorded revenue related to the milestone payment referred to in the prior paragraph upon its achievement, as evidenced by acknowledgment from Invitrogen and due to the fact that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the performance obligations for both the Company and Invitrogen after the milestone achievement will continue at a level comparable to the level before the milestone achievement. In addition, the agreement provides for the transfer of the Company’s Oligator technology into two Invitrogen facilities outside North America. The Company recognizes product revenue upon shipment of collaboration products based on the Company’s actual manufacturing cost. Collaboration profit, as defined in the collaboration agreement, from the sale of collaboration products is divided equally between the two companies and is recorded as product revenue.

International HapMap Project
      The Company was the recipient of a grant from the National Institutes of Health covering its participation in the first phase of the International HapMap Project, which is a $100 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company was awarded a $9.1 million grant from the National Institutes of Health in September 2002 to perform genotyping services in connection with the first phase of the International HapMap Project that covered basic research activities, the development of SNP assays and the genotyping performed on those assays. For the year ending January 1, 2006, January 2, 2005, and December 28, 2003, the Company recorded revenue related to this project totaling $0.8 million, $4.6 million and $3.7 million, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      As of January 1, 2006, the Company had federal and California tax net operating loss carryforwards of approximately $103.7 million and $40.1 million, respectively. The federal and state tax loss carryforwards will begin expiring in fiscal year 2018 and 2006, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of approximately $4.1 million and $3.8 million, respectively. The federal tax credit carryforwards will begin to expire in 2018 and the California carryforwards have no expiration.
      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative ownership change of more than 50 percentage points within a three-year period. CyVera Corporation had an ownership change upon acquisition by the Company during 2005, and accordingly, its federal and Connecticut net operating loss carryforwards and its federal research and development tax credit carryforwards are subject to annual limitation. The Company is in the final stages of completing its formal Section 382 and 383 analysis and it is anticipated that approximately $0.2 million of its net operating loss carryforwards may be limited. CyVera Corporation’s federal net operating loss carryforwards and research and development tax credit carryforwards as of the date of acquisition were approximately $6.5 million and $0.2 million, respectively. To the extent these assets are recognized, the adjustment will be offset as a credit to goodwill.
      Significant components of the Company’s deferred tax assets as of January 1, 2006 and January 2, 2005 are shown below (in thousands). A valuation allowance has been established as of January 1, 2006 and January 2, 2005 to offset the net deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under SFAS No. 109.

	January 1,	January 2,
	2006	2005

Deferred tax assets:
Net operating losses	$37,801	$32,161
Tax credits	6,634	5,076
Deferred revenue	1,037	—
Capitalized research and development costs	1,523	1,857
Property and equipment	(1,134)	(299)
Other	3,681	6,732

Net deferred tax assets	49,542	45,527
Valuation allowance on deferred tax assets	(49,542)	(45,527)

Net deferred taxes	$—	$—

      Deferred tax assets of approximately $2.5 million and $0.4 million as of January 1, 2006 and January 2, 2005, respectively, resulted from the exercise of employee stock options. When recognized, the tax benefit of these assets will be accounted for as a credit to goodwill (with respect to vested stock options issued to employees of CyVera Corporation upon acquisition), or as a credit to additional paid-in capital, rather than a reduction of the income tax provision.
      The Company’s provision for income taxes for the years ended January 1, 2006 and January 2, 2005 consisted of $163,000 and $135,000, respectively, for income tax expense related to its foreign operations. This expense is included with interest and other expense in the consolidated statements of operations.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of the statutory federal income tax to the Company’s effective tax (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

Tax at federal statutory rate	$(7,043)	$(2,179)	$(9,472)
State, net of federal benefit	633	(336)	(1,434)
Research and other credits	(1,239)	34	(1,374)
Acquired in-process research & development	5,372	—	—
Adjustments to deferred tax balances	2,952	—	—
Change in valuation allowance	(1,138)	2,330	12,130
Permanent differences	(226)	(264)	738
Other	852	550	(588)

Income tax expense	$163	$135	$—

10.	Retirement Plan
      The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary and no such contributions were made during the years ended January 1, 2006, January 2, 2005 and December 28, 2003.

11.	Segment Information, Geographic Data and Significant Customers
      The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company. The Company had revenue in the following regions for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003

United States	$45,480	$24,166	$13,666
Europe	17,551	12,528	5,909
Asia	6,850	9,703	5,557
Other	3,620	4,186	2,903

Total	$73,501	$50,583	$28,035

      The Company had no customer that provided more than 10% of total revenue in the year ended January 1, 2006; one customer that provided approximately 14% of total revenue in the year ended January 2, 2005 (exclusive of revenue recorded from the National Institutes of Health) and approximately 18% of total revenue in the year ended December 28, 2003. Revenue from the National Institutes of Health accounted for approximately 1%, 13% and 21% of total revenue for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Financial Information (unaudited)
      The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2005 and 2004 are as follows (in thousands except per share data):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter

2005:
Total revenue	$15,148	$15,824		$19,516		$23,013
Total cost of revenue	4,599	4,734		6,599		7,249
Net income (loss)	(1,235)	(18,539	)(1)	(1,426)		326
Historical net income (loss) per share, basic	(0.03)	(0.46)		(0.03)		0.01
Historical net income (loss) per share, diluted	(0.03)	(0.46)		(0.03)		0.01
2004:
Total revenue	$10,803	$11,486		$13,512		$14,782
Total cost of revenue	2,802	3,067		3,517		3,873
Net income (loss)	(3,931)	(3,516)		(2,026	)(2)	3,248	(2)
Historical net income (loss) per share, basic	(0.12)	(0.10)		(0.05)		0.09
Historical net income (loss) per share, diluted	(0.12)	(0.10)		(0.05)		0.08

      The four quarters for net income (loss) per share for each fiscal year presented may not add for the year because of the different numbers of shares outstanding during the years presented.

(1)	During the second quarter of 2005, the Company recorded a $15.8 million charge related to acquired in-process research and development from the CyVera acquisition.

(2)	During the third quarter of 2004, the Company recorded a $1.5 million reduction in expense for a legal settlement and, in the fourth quarter of 2004, the Company recorded a $3.3 million reduction in expense related to the reduction of a legal judgement (see Note 7).

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED JANUARY 1, 2006

	Allowance
	for Doubtful	Reserve for
	Accounts	Inventory

	(In thousands)
Balance as of December 29, 2002	$145	$273
Charged to expense	118	710
Utilizations	(85)	(353)

Balance as of December 28, 2003	178	630
Charged to expense	49	946
Utilizations	(81)	(538)

Balance as of January 2, 2005	146	1,038
Charged to expense	167	304
Utilizations	—	(247)

Balance as of January 1, 2006	$313	$1,095