Form 10-Q
period 2006-04-02
ILLUMINA INC
filed 2006-05-08
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 2, 2006

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
Yes ☐            No ☑
As of April 14, 2006, there were 41,701,483 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	April 2, 2006	January 1, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,044	$50,822
Accounts receivable, net	21,427	17,620
Inventory, net	12,926	10,309
Prepaid expenses and other current assets	1,192	959

Total current assets	84,589	79,710
Property and equipment, net	19,215	16,131
Goodwill	2,125	2,125
Intangible and other assets, net	6,597	2,644

Total assets	$112,526	$100,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,579	$21,600
Current portion of long-term debt	118	118

Total current liabilities	24,697	21,718
Long-term debt, less current portion	25	54
Deferred gain on sale of land and building	2,749	2,843
Other long-term liabilities	6,333	3,498

Commitments and contingencies

Stockholders’ equity	78,722	72,497

Total liabilities and stockholders’ equity	$112,526	$100,610

(1)	The Condensed Consolidated Balance Sheet at January 1, 2006 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 2, 2006	April 3, 2005

Revenue:
Product revenue	$23,261	$12,165
Service and other revenue	5,267	2,691
Research revenue	574	292

Total revenue	29,102	15,148

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $198 and $0, respectively)	7,676	3,937
Cost of service and other revenue (including non-cash stock compensation expense of $52 and $0, respectively)	1,617	662
Research and development (including non-cash stock compensation expense of $958 and $15, respectively)	8,216	5,893
Selling, general and administrative (including non-cash stock compensation expense of $1,923 and $42, respectively)	12,134	6,035

Total costs and expenses	29,643	16,527

Loss from operations	(541)	(1,379)

Interest and other income, net	568	195

Income (loss) before income taxes	27	(1,184)

Provision for income taxes	131	51

Net loss	$(104)	$(1,235)

Net loss per share, basic and diluted	$0.00	$(0.03)

Shares used in calculating net loss per share, basic and diluted	41,475	38,347

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005

Operating activities:
Net loss	$(104)	$(1,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,100	811
Loss on disposal of property and equipment	20	71
Amortization of premium on investments	—	(14)
Stock-based compensation expense	3,131	57
Amortization of gain on sale of land and building	(94)	(94)
Changes in operating assets and liabilities:
Accounts receivable	(3,742)	(41)
Inventory	(3,549)	(1,172)
Prepaid expenses and other current assets	(236)	(623)
Other assets	54	—
Accounts payable and accrued liabilities	2,961	2,541
Accrued litigation judgment	—	(5,957)
Other long-term liabilities	2,819	2,331

Net cash provided by (used in) operating activities	2,360	(3,325)

Investing activities:
Investment in secured convertible debenture	(3,036)	—
Sales and maturities of available for sale securities	—	3,133
Purchase of property and equipment	(4,192)	(3,060)

Net cash provided by (used in) investing activities	(7,228)	73

Financing activities:
Payments on long-term debt	(29)	—
Proceeds from issuance of common stock	3,131	1,284

Net cash provided by financing activities	3,102	1,284

Effect of foreign currency translation on cash and cash equivalents	(12)	132

Net decrease in cash and cash equivalents	(1,778)	(1,836)
Cash and cash equivalents at beginning of period	50,822	54,789

Cash and cash equivalents at end of period	$49,044	$52,953

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Principles
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2005 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006, as filed with the Securities and Exchange Commission (SEC) on March 6, 2006.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended April 2, 2006 and April 3, 2005 were both 13 weeks.
Reclassifications
     Certain prior period amounts have been reclassified to conform to current period presentation.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation and oligos. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments.
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
     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. However, in the case of BeadLabs, revenue is recognized upon the completion of installation, training and customer acceptance. Revenue for genotyping services is recognized when earned, which is generally at the time the genotyping analysis data is delivered to the customer or as specific milestones are achieved.

     In order to assess whether the price is fixed and determinable, the Company ensures there are no refund rights. If payment terms are based on future performance, the Company defers revenue recognition until the price becomes fixed and determinable. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates regarding application of SAB No. 104 might result in a change in the timing or amount of revenue recognized.
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
     While the majority of its sales agreements contain standard terms and conditions, the Company does enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. The Company recognizes revenue for delivered elements only when it determines that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.
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
Cash and Cash Equivalents
     Cash and cash equivalents are comprised of short-term, highly liquid investments primarily consisting of money market-type funds.
Stock-Based Compensation
     On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and employee stock purchase plan (ESPP) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 2, 2006 is based on the grant date fair-value as determined under APB No. 25. The Company has recorded an incremental $3.1 million of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123R. Net income per share, basic and diluted, were each reduced by $0.07 in the first quarter of 2006 as a result of the adoption of SFAS No. 123R. Stock-based compensation expense capitalized as part of inventory as of April 2, 2006 was approximately $0.1 million. As of April 2, 2006, approximately $27.5 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares are expected to be recognized over a weighted-average period of approximately two years.
     Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair-value-based method had been applied in measuring stock-based compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was not less than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
     The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended April 3, 2005 (in thousands, except per share amounts):

Net loss as reported	$(1,235)
Add: Stock-based compensation expense recorded	57
Less: Assumed stock-based compensation expense	(2,400)

Pro forma net loss	$(3,578)

Basic and diluted net loss per share:

As reported	$(0.03)

Pro forma	$(0.09)

     SFAS No. 123R requires the use of a valuation model to calculate the fair-value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

     The assumptions used for the three months ended April 2, 2006 and April 3, 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005

Interest rate – stock options	4.36-4.57%	3.88%
Interest rate – stock purchases	4.85-4.86%	4.08%
Volatility – stock options	76-77%	91%
Volatility – stock purchases	76%	90%
Expected life – stock options	6 years	5 years
Expected life – stock purchases	6-12 months	6 months
Expected dividend yield	0%	0%

Weighted average fair value of options granted	$14.91	$6.29
Weighted average fair value of employee stock purchases	$8.11	$3.64
Net Loss per Share
     Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share because the Company reported a net loss and therefore the inclusion of weighted average shares of common stock issuable upon the exercise of stock options would be anti-dilutive.

	Three Months Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Weighted-average shares outstanding	41,515	38,418
Less: Weighted-average shares of common stock subject to repurchase	(40)	(71)

Weighted-average shares used in calculating basic and diluted net loss per share	41,475	38,347

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 8,189,566 and 6,961,756 for the three months ended April 2, 2006 and April 3, 2005, respectively.
Comprehensive Income (Loss)
     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective cash flow hedges, and foreign currency translation adjustments.

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005

Foreign currency translation adjustments	$285	$142
Unrealized loss on investments	(42)	(7)
Unrealized gain on cash flow hedges	—	15

Accumulated other comprehensive income (loss)	$243	$150

2. Acquisition of CyVera Corporation
     On April 8, 2005, the Company completed its acquisition of 100% of the voting equity interests of CyVera Corporation (CyVera). Pursuant to an Agreement and Plan of Merger, dated as of February 22, 2005 (the Merger Agreement), by and among Illumina, Semaphore Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Illumina (Merger Sub), and CyVera, Merger Sub merged with and into CyVera, with CyVera surviving as a wholly-owned subsidiary of Illumina. The results of CyVera’s operations have been included in the Company’s consolidated financial statements since the acquisition date of April 8, 2005.
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
     Pursuant to the Merger Agreement, the Company issued 1.6 million shares (the Shares) of common stock, paid $2.3 million in cash and assumed the net liabilities of CyVera. In addition, the Company assumed the outstanding stock options of CyVera. Approximately 250,000 of the Shares were deposited into an escrow account with a bank to satisfy any claims for indemnification made by the Company or CyVera pursuant to the Merger Agreement. No claims for indemnification were made and, as of April 8, 2006, the escrow agent has begun the process of releasing the shares from escrow and distributing them to the former stockholders of CyVera.
     The results of CyVera’s operations have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. The total cost of the acquisition is as follows (in thousands):

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

     The final purchase price allocation is shown below (in thousands):

Cash	$4
Prepaid expenses	12
Fixed assets	349
Deferred compensation	196
Accounts payable and accrued liabilities	(432)
Debt assumed	(255)

Net book value of net liabilities acquired	(126)

In-process research and development	15,800
Goodwill	2,125

Net assets acquired	$17,799

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company expects to perform its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. As of April 2, 2006, the Company has determined there has been no impairment of goodwill.
     The Company allocated $15.8 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the estimated fair value of acquired, to-be-completed research projects. At the acquisition date, CyVera’s ongoing research and development initiatives were primarily involved with the development of its microbead technology platform and optical instrumentation/reader concepts. These two projects were approximately 50% and 25% complete at the date of acquisition.
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
     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. The Company believes that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability or the events associated with such projects will transpire as estimated. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the $15.8 million initially allocated to IPR&D was charged to expense in the second quarter of 2005.

     The following unaudited pro forma information shows the results of the Company’s operations for the three months ended April 3, 2005 as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

Revenue	$15,148
Net loss	$(2,699)
Basic and diluted net loss per share	$(0.07)
     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future. The pro forma results exclude the non-cash acquired IPR&D charge recorded upon the closing of the acquisition during the second quarter of 2005.
3. Segment Information
     The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company.
4. Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed. Provisions for slow moving, excess and obsolete inventories are provided based on product life cycle and development plans, product expiration and quality issues, historical experience and inventory levels. The components of net inventories are as follows (in thousands):

	April 2, 2006	January 1, 2006

Raw materials	$5,529	$4,575
Work in process	5,601	4,546
Finished goods	1,796	1,188

	$12,926	$10,309

5. Intangible Assets
     Intangible assets consist of license agreements and acquired technology. The cost of the Company’s license agreements was $844,450 and the Company has amortized $792,117 through April 2, 2006.
6. Warranties
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
     Changes in the Company’s warranty liability during the three months ended April 2, 2006 are as follows (in thousands):

Balance at January 1, 2006	$751
Additions charged to cost of revenue	433
Repairs and replacements	(241)

Balance at April 2, 2006	$943

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	April 2, 2006	January 1, 2006

Accounts payable	$10,582	$7,390
Compensation	3,912	4,922
Legal and other professional fees	2,711	2,311
Short-term deferred revenue	2,364	1,937
Customer deposits	1,993	1,361
Reserve for product warranties	943	751
Other	2,074	2,928

	$24,579	$21,600

8. Stockholders’ Equity
     As of April 2, 2006, the Company had 41,696,733 shares of common stock outstanding, of which 4,813,491 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of April 2, 2006, 40,250 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.
     2005 Stock and Incentive Plan
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the “2005 Stock Plan”). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. The 2005 Stock Plan provides that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. As of April 2, 2006, options to purchase 3,969,167 shares remain available for future grant under the 2005 Stock Plan.

     The Company’s stock option activity under all stock option plans during the three months ended April 3, 2005 and April 3, 2006 is as follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at January 2, 2005	6,205,020	$6.99
Granted	872,100	$8.72
Exercised	(117,458)	$2.94
Cancelled	(45,159)	$5.44

Outstanding at April 3, 2005	6,914,503	$7.29

Outstanding at January 1, 2006	7,325,431	$7.96
Granted	1,193,100	$21.40
Exercised	(287,991)	$7.09
Cancelled	(90,893)	$12.34

Outstanding at April 2, 2006	8,139,647	$9.91

     Following is a further breakdown of the options outstanding as of April 2, 2006:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$0.03 - 4.64	1,445,075	6.56	$3.26	872,816	$3.10
$4.87 – 7.90	1,870,751	7.05	$6.58	710,436	$6.63
$7.94 – 8.60	1,439,057	8.39	$8.49	339,084	$8.40
$8.70 – 12.35	1,369,784	7.41	$9.94	605,594	$9.65
$12.42 – 20.97	1,745,230	9.24	$17.88	216,282	$16.42
$21.31 - 45.00	269,750	8.98	$24.47	48,333	$25.21

$0.03 - 45.00	8,139,647	7.79	$9.91	2,792,545	$7.48

     Aggregate intrinsic value of options outstanding and options exercisable as of April 2, 2006 was $113.1 million and $45.6 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $23.75 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $4.6 million and $0.7 million for the three months ended April 2, 2006 and April 3, 2005, respectively.
     2000 Employee Stock Purchase Plan
     In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 4,827,988 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.
     The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. 118,740 and 355,731 shares were issued under the Purchase Plan during the three months ended April 2, 2006 and April 3, 2005, respectively. As of April 2, 2006, there were 2,910,590 shares available for issuance under the Purchase Plan.

9. Commitments and Long-Term Debt
Building Loan
     In July 2000, the Company entered into a ten-year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26.0 million, ten-year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004.
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
Operating Leases
     In August 2004, the Company entered into a ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and is currently paying monthly rent of $328,202 with an annual increase of 3% in each subsequent year through August 2014. The lease contains an option to renew for three additional periods of five years each. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company also leases office space for a facility in Connecticut, an additional distribution and storage facility in San Diego and for three foreign facilities located in Japan, Singapore and China under non-cancelable operating leases that expire at various times through December 2008. These leases contain renewal options ranging from one to three years.
10. Legal Proceedings
     The Company has incurred substantial costs in defending itself against patent infringement claims, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of the Company’s BeadArray products and services, including the Company’s Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of products, if any, that are determined to be infringing these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, the Company filed its answer to Affymetrix’ complaint, seeking declaratory judgments from the court that it does not infringe the Affymetrix patents and that such patents are invalid, and the Company filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage.
     On February 15, 2006, the court allowed the Company to file its first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified the Company of its decision to drop one of the six patents from the suit and of its intention to assert infringement of certain additional claims of the remaining five patents. The Company has filed a motion to preclude Affymetrix from asserting infringement of those additional claims. On April 20, 2006, a claims construction hearing was held. While rulings on the Company’s motion and on the claims construction issues could be issued at any time, the Company expects a ruling on the claims construction issues in the next several weeks. Trial is scheduled for October 16, 2006. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to vigorously defend against this suit. However, the Company cannot be sure that it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of its products and services, could result in a material adverse effect on its business, financial condition and results of operations.

Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against the Company in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of the Company’s patents and patent applications and alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of the Company’s patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of the Company’s patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, the Company filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, the Company filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim, and this motion is still pending. There has been no trial date set for this case. The Company believes it has meritorious defenses against this claim.
11. Invitrogen Corporation Collaboration Agreement
     In December 2004, the Company entered into a strategic collaboration with Invitrogen Corporation (Invitrogen). The goal of the collaboration is to combine the Company’s expertise in oligonucleotide manufacturing with the sales, marketing and distribution capabilities of Invitrogen. In connection with the collaboration, the Company has developed the next generation Oligator® DNA synthesis technology. This technology includes both plate- and tube-based capabilities. Under the terms of the agreement, Invitrogen paid the Company an upfront non-refundable collaboration payment of $2.3 million during the first quarter of 2005. Additionally, Invitrogen made a milestone payment of $1.1 million to the Company in November 2005 upon achievement of a milestone event under the terms of the collaboration.
     The Company began manufacturing and shipping the plate-based and certain tube-based oligo products under the collaboration in the third quarter of 2005 and, therefore, has begun to amortize the upfront collaboration payment of $2.3 million as product revenue over the life of the agreement on a straight-line basis. The unamortized portion of the collaboration payment has been recorded as short- and long-term deferred revenue. The Company recorded the $1.1 million milestone payment in service and other revenue upon achievement of the milestone during the fourth quarter of 2005. The Company recorded revenue related to this milestone payment upon its achievement, as evidenced by acknowledgment from Invitrogen and due to the fact that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the performance obligations for both the Company and Invitrogen after the milestone achievement will continue at a level comparable to the level before the milestone achievement. In addition, the agreement provides for the transfer of the Company’s Oligator technology into two Invitrogen facilities outside North America. The Company recognizes product revenue upon shipment of collaboration products based on the Company’s actual manufacturing cost. Collaboration profit, as defined in the collaboration agreement, from the sale of collaboration products is divided equally between the two companies and is recorded as product revenue.
12. Investment in Genizon BioSciences Inc.
     In March 2006, the Company entered into a Subscription Agreement for Secured Convertible Debentures with Genizon BioSciences Inc. (Genizon), a Canadian company focused on gene discovery. Pursuant to the agreement, the Company purchased a secured convertible debenture (the debenture) of Genizon and certain warrants for CDN$3.5 million (approximately U.S. $3.0 million). The Company understands Genizon is exclusively using Illumina’s Sentrix® HumanHap300 BeadChip along with the Infinium™ assay to perform whole-genome association studies involving thousands of members of the Quebec Founder Population. The goal of the studies is to provide understanding of the genetic origins and mechanisms of common diseases which may then lead to possible drug targets.

     The debenture is convertible, automatically upon the occurrence of a “liquidity event,” as defined in the debenture, into Class H Preferred Shares of Genizon. Upon the occurrence of certain events, Illumina may be entitled to receive additional shares of Genizon’s Class H Preferred Shares. The debenture matures two years from issuance and bears interest, payable semiannually, at a rate of 5% per annum for the first year and 12.5% per annum for the second year. Unless the debenture is converted before maturity, 112.5% of the principal amount of the debenture is due upon maturity. Illumina also received warrants to purchase 226,721 shares of Genizon Class H Preferred Shares at an exercise price of $1.5437 per share.
     As of April 2, 2006, the debenture was recorded at face value, which is the fair value, and is classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security. The Company has concluded that the purchase of the debenture and the concurrent purchase by Genizon of Illumina’s products are “linked” transactions under guidance contained in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Since the transactions are considered “linked,” the Company has deferred approximately $2.8 million of revenue as of April 2, 2006, related to the Genizon product shipments. The deferred revenue is classified as a long-term liability as of April 2, 2006. The Company has also deferred approximately $1.0 million of costs related to product shipments to Genizon as a long-term asset as of April 2, 2006. All Genizon shipments that generate revenue over the face value of the debenture will be evaluated under the Company’s revenue recognition policy, which is outlined in Note 1.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and notes thereto for the year ended January 1, 2006 included in the Company’s Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
     The discussion and analysis in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” intend,” “may,” “plan,” “potential,” “predict,” “project,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements include, among others, statements regarding the integration of CyVera’s technology with our existing technology, the commercial launch of new products, including products based on CyVera’s technology, and the duration which our existing cash and other resources is expected to fund our operating activities.
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the subsection entitled “Item 1A. Risk Factors.” below as well as those discussed elsewhere. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (SEC).
Overview
     We develop, manufacture and market next-generation tools for the large-scale analysis of genetic variation and biological function. Understanding genetic variation and biological function is critical to the development of personalized medicine, a key goal of genomics. Using our technologies, we have developed a comprehensive line of products that are designed to provide the performance, throughput, cost effectiveness and flexibility necessary to enable researchers in the life sciences and pharmaceutical industries to perform the billions of tests necessary to extract medically valuable information from advances in genomics and proteomics. This information is expected to correlate genetic variation and biological function with particular disease states, enhancing drug discovery and clinical research, allowing diseases to be detected earlier and permitting better choices of drugs for individual patients.
     In 2001, we began commercial sale of short pieces of DNA called oligonucleotides, which we refer to as oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, and this advantage enabled us to market our oligos under a price leadership strategy while still achieving attractive gross margins.

     In 2001, we commercialized the first implementation of our BeadArray technology, the Sentrix Array Matrix. This is a disposable matrix of 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle performs more than 1,500 unique assays, which enables researchers to perform focused genotyping experiments in a high-throughput format. This format was also used to initiate our single nucleotide polymorphism (SNP) genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping service contracts with many leading genotyping centers.
     Our production-scale BeadLab is a turn-key platform that includes all hardware and software necessary to enable researchers to perform genetic analysis research on what we believe is an unprecedented scale. This system is being marketed to a small number of high throughput genotyping users. As of April 2, 2006, we have installed and recorded revenue for 11 BeadLabs.
     In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader, analysis software and assay reagents and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of April 2, 2006, we have shipped 139 BeadStations.
     In late 2004, we announced a strategic collaboration with Invitrogen Corporation (Invitrogen) to synthesize and distribute oligos. In the third quarter of 2005, we began shipping oligo products in connection with this agreement. As part of the agreement, we have developed the next generation of our Oligator DNA synthesis technology, which we have designed to support both plate- and the larger tube-based oligo markets. Invitrogen is responsible for sales, marketing and technical support. Profits from sales of collaboration products are divided equally between the two companies.
     In 2005, we began shipments of Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis. Our whole-genome expression product line includes multi-sample products for both the Human and Mouse Genomes. The whole-genome genotyping BeadChip is designed to scale to high levels of multiplexing without compromising data quality and to provide scientists the ability to query hundreds of thousands of SNPs in parallel. In the second quarter of 2005, we commenced shipment of our first whole-genome genotyping BeadChip, the HumanHap-1, which interrogates more than 100,000 SNPs in parallel.
     In April 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead technology, renamed the VeraCode technology, is highly complementary to our portfolio of products and services. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker research and development and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. We expect the first products based on the VeraCode technology to be available in the second half of 2006. The purchase price associated with this transaction was approximately $17.8 million. We allocated $15.8 million of this purchase price to acquired in-process research and development and charged such amount against earnings in the second quarter of 2005.

     In December 2005, we began shipment of the new Sentrix HumanHap300 Genotyping BeadChip to customers around the world. Using the Infinium assay, which enables us to select virtually any SNP in the genome, the HumanHap300 BeadChip allows analysis of more than 317,000 SNPs. We selected the SNPs for inclusion on the chip in collaboration with a consortium of scientists that are leaders in the genotyping field. We believe this product has quality and performance features that support our expectation that it will become an important discovery tool for researchers seeking to understand the genetic basis of common, yet complex diseases.
     In the first quarter of 2006, we introduced the Sentrix HumanHap240S BeadChip for genome-wide disease association studies. This product is a companion to our Sentrix HumanHap300 BeadChip and enables researchers to interrogate an additional 240,000 SNPs utilizing our Infinium assay. We also introduced the Sentrix HumanHap550 BeadChip in the first quarter of 2006. The Sentrix HumanHap550 BeadChip contains over 550,000 SNPs on a single microarray, and we believe it provides the most comprehensive genomic coverage of any product currently available. The HumanHap550 BeadChip is currently available for commercial shipment.
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
     We have incurred substantial operating losses since our inception. As of April 2, 2006, our accumulated deficit was $144.7 million and total stockholders’ equity was $78.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, an acquired in-process research and development charge of $15.8 million related to our acquisition of CyVera and a charge of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to significantly increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result of the expected increase in expenses, we will need to increase revenue significantly to achieve and sustain profitability.
Critical Accounting Policies and Estimates
General
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires that management make estimates, assumptions and judgments with respect to the application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates. Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements. Certain accounting policies are deemed critical if 1) they require an accounting estimate to be made based on assumptions that were highly uncertain at the time the estimate was made, and 2) changes in the estimate that are reasonably likely to occur, or different estimates that we reasonably could have used would have a material effect on our condensed consolidated financial statements.
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

Revenue Recognition
          Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation and oligos. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments.
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
     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. However, in the case of BeadLabs, revenue is recognized upon the completion of installation, training and customer acceptance. Revenue for genotyping services is recognized when earned, which is generally at the time the genotyping analysis data is delivered to the customer or as specific milestones are achieved.
     In order to assess whether the price is fixed and determinable, we ensure there are no refund rights. If payment terms are based on future performance, we defer revenue recognition until the price becomes fixed and determinable. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates regarding application of SAB No. 104 might result in a change in the timing or amount of revenue recognized.
     Sales of instrumentation generally include a standard one-year warranty. We also sell separately priced maintenance (extended warranty) contracts, which are generally for one or two years, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty period. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If we were to experience an increase in warranty claims or if costs of servicing our warrantied products were greater than our estimates, gross margins could be adversely affected.
     While the majority of our sales agreements contain standard terms and conditions, we do enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. We recognize revenue for delivered elements only when we determine that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.
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
Contingencies
     We are subject to legal proceedings primarily related to intellectual property matters. Based on the information available at the balance sheet dates and through consultation with our legal counsel, we assess the likelihood of any adverse judgments or outcomes of these matters, as well as the potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a liability in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. Currently we have no such liabilities recorded. This may change in the future depending upon new developments in each matter.
Goodwill and Intangible Asset Valuation
     The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different acceptable generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.
     During fiscal 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of April 2, 2006, we had $2.1 million of goodwill. This goodwill is reported as a separate line item in the balance sheet.
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of these assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Income Taxes
     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. As of April 2, 2006, we have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain.
Results of Operations
     To enhance comparability, the following table sets forth unaudited condensed consolidated statements of operations for the three months ended April 2, 2006 and April 3, 2005 stated as a percentage of total revenue.

	Three Months Ended
	April 2,	April 3,
	2006	2005

Revenue:
Product revenue	80%	80%
Service and other revenue	18	18
Research revenue	2	2

Total revenue	100	100

Costs and expenses:
Cost of product revenue	26	26
Cost of service and other revenue	6	4
Research and development	28	39
Selling, general and administrative	42	40

Total costs and expenses	102	109

Loss from operations	(2)	(9)

Interest and other income, net	2	1

Income (loss) before income taxes	0	(8)

Provision for income taxes	0	0

Net loss	(0)%	(8)%

Three Months Ended April 2, 2006 and April 3, 2005
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters ended April 2, 2006 and April 3, 2005 were both 13 weeks.
Revenue

	Three Months Ended
	April 2,	April 3,	Percentage
	2006	2005	Change

	(in thousands)
Product revenue	$23,261	$12,165	91%
Service and other revenue	5,267	2,691	96%
Research revenue	574	292	97%

Total revenue	$29,102	$15,148	92%

     Total revenue for the three months ended April 2, 2006 and April 3, 2005 was $29.1 million and $15.1 million, respectively. This represents an increase of $14.0 million, or 92%, as compared to the three months ended April 3, 2005.
     Product revenue increased to $23.3 million for the three months ended April 2, 2006, from $12.2 million for the three months ended April 3, 2005. The increase resulted primarily from higher consumable and BeadStation sales. Growth in consumable sales was primarily attributable to the launch of the HumanHap300 BeadChip. In addition, growth in consumable revenue can be attributed to the growth in our installed base of BeadStations. Consumable products constituted 50% of product revenue in the first quarter of 2006, as compared to 34% in the first quarter of 2005. As of April 2, 2006, we have shipped a total of 139 BeadStations and 11 BeadLabs. We expect to see continued growth in product revenue which can be partially attributed to the launch of several new products, as well as the growth of our installed base of BeadStations and BeadLabs.
     Service and other revenue increased to $5.3 million for the three months ended April 2, 2006, from $2.7 million for the three months ended April 3, 2005, due primarily to higher demand for our SNP genotyping service contracts during the three months ended April 2, 2006. We expect sales from SNP genotyping services contracts to fluctuate on a quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for selecting the SNPs and delivering their samples to us.
     Government grants and other research funding increased to $0.6 million for the three months ended April 2, 2006, from $0.3 million for the three months ended April 3, 2005, due primarily to an increase in internal research spending for our grants from the National Institutes of Health. We expect government grants to remain a small percentage of total revenue in the future as we increase our focus on commercial operations.

Cost of Product and Service and Other Revenue

	Three Months Ended
	April 3,	April 3,	Percentage
	2005	2005	Change
	(in thousands)
Cost of product revenue	$7,676	$3,937	95%
Cost of service and other revenue	1,617	662	144%

Total cost of product and service and other revenue	$9,293	$4,599	102%

     Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product and service and other revenue increased to $9.3 million for the three months ended April 2, 2006, as compared to $4.6 million for the three months ended April 3, 2005, due primarily to the significant increase in product revenue. Gross margin on product and service and other revenue was 67% and 69% for the three months ended April 2, 2006 and April 3, 2005, respectively.
     Cost of product revenue increased to $7.7 million for the three months ended April 2, 2006, as compared to $3.9 million for the three months ended April 3, 2005, driven by higher consumable sales. Gross margin on product revenue decreased to 67% for the three months ended April 2, 2006, from 68% for the three months ended April 3, 2005, due primarily to lower margins associated with oligo products sold as a part of the Invitrogen collaboration. The change in oligo gross margin is due to the fact that, under the Invitrogen collaboration, we no longer sell oligos directly. As a result, the gross margin related to this product line decreased; however, the net margin has increased due to the fact that most of the sales and marketing expenses surrounding the oligo business have shifted to our collaboration partner, Invitrogen. In addition, gross margin on product revenue was unfavorably impacted by a $0.2 million increase in stock-based compensation expense recognized as cost of product revenue resulting from the adoption of SFAS No. 123R.
     Cost of service and other revenue increased to $1.6 million for the three months ended April 2, 2006, as compared to $0.7 million for the three months ended April 3, 2005, primarily due to higher service revenue. Gross margin on service and other revenue decreased to 69% for the three months ended April 2, 2006, as compared to 75% for the three months ended April 3, 2005, primarily due to a change in the mix of projects and decreased average selling prices related to two projects. In addition, gross margin on service and other revenue was unfavorably impacted by a $0.1 million increase in stock-based compensation expense recognized as cost of service and other revenue resulting from the adoption of SFAS No. 123R.
     We expect product mix to continue to affect our future gross margins. However, we expect our market to become increasingly price competitive and our margins may fluctuate. We expect product and services and other gross margin to range between 66% and 69% for fiscal year 2006, depending upon the mix of product and services and other revenue for the year and in any given quarter.

Research and Development Expenses

	Three Months Ended
	April 2,	April 3,	Percentage
	2006	2005	Change
	(in thousands)
Research and development	$8,216	$5,893	39%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred.
     Research and development expenses increased to $8.2 million for the three months ended April 2, 2006, as compared to $5.9 million for the three months ended April 3, 2005. The increase in research and development expenses is primarily due to the development of our recently-acquired digital microbead technology purchased in conjunction with our acquisition of CyVera in April 2005. Research and development expenses related to the digital microbead technology totaled approximately $1.5 million for the three months ended April 2, 2006. In addition, research and development expenses were unfavorably impacted by a $1.0 million increase in stock-based compensation expense resulting from the adoption of SFAS No. 123R. We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base, but decrease as a percentage of revenue in future periods.
Selling, General and Administrative Expenses

	Three Months Ended
	April 2,	April 3,
	2006	2005	Percentage Change
	(in thousands)
Selling, general and administrative	$12,134	$6,035	101%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased $6.1 million to $12.1 million for the three months ended April 2, 2006, as compared to $6.0 million for the three months ended April 3, 2005. Selling, general and administrative expenses increased $1.9 million during the three months ended April 2, 2006, as compared to the three months ended April 3, 2005, due to increased stock-based compensation expenses resulting from the adoption of SFAS No. 123R as of January 1, 2006. Exclusive of these stock-based compensation charges, our sales and marketing expenses increased $1.2 million during the three months ended April 2, 2006, as compared to the three months ended April 3, 2005, of which $1.0 million is attributable to personnel-related expenses for the build-out of our sales force and customer support staff, and $0.2 million is attributable to other non-personnel-related costs, mainly sales and marketing activities for our existing and new products. General and administrative expenses, exclusive of stock-based compensation expense, increased $3.0 million in the three months ended April 2, 2006, as compared to the three months ended April 3, 2005, of which $1.8 million is attributable to outside legal costs related to the Affymetrix patent infringement litigation, $0.8 million is attributable to higher personnel-related costs associated with the growth of our business and $0.4 million is attributable to higher outside consulting costs.
     We expect our selling, general and administrative expenses to accelerate in absolute dollars as we expand our staff, add sales and marketing infrastructure, and incur increased litigation costs and additional costs to support the commercialization and support of an increasing number of products.

Interest and Other Income, Net

	Three Months Ended
	April 2,	April 3,	Percentage
	2006	2005	Change
	(in thousands)
Interest and other income, net	$568	$195	191%
     Interest income on our cash and cash equivalents and investments was $0.5 million for the three months ended April 2, 2006 as compared to $0.3 million for the three months ended April 3, 2005. The increase is primarily due to higher effective interest rates on our short-term investments.
     In the three months ended April 2, 2006, we recorded approximately $76,000 in gains due to foreign currency transactions, as compared to approximately $42,000 in losses for the three months ended April 3, 2005. We also recorded approximately $20,000 in losses on disposals of equipment in the three months ended April 2, 2006, as compared to approximately $71,000 in losses on disposals of equipment in the three months ended April 3, 2005.
Provision for Income Taxes

	Three Months Ended
	April 2,	April 3,	Percentage
	2006	2005	Change
	(in thousands)
Provision for income taxes	$131	$51	157%
     Our provision for income taxes consists primarily of expenses related to estimated foreign income taxes, totaling approximately $111,000 and $51,000 for the three months ended April 2, 2006 and April 3, 2005, respectively. In addition, we have estimated U.S. federal and state income taxes of $20,000 in the three months ended April 2, 2006. Since we have incurred losses in both the three months ended April 2, 2006 and April 3, 2005, our federal and state income taxes are minimal. As of April 2, 2006, we have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain. In the first quarter of 2006, we completed a formal Section 382 and 383 analysis, which resulted in approximately $0.2 million of our net operating loss carryforwards being limited.
Liquidity and Capital Resources
     As of April 2, 2006, we had cash, cash equivalents and investments of $49.0 million. We currently invest our funds in U.S. dollar-based, short-term money market mutual funds.
     Our operating activities generated cash of $2.4 million in the three months ended April 2, 2006, as compared to a use of cash of $3.3 million in the three months ended April 3, 2005. Net cash provided by operating activities in the three months ended April 2, 2006 was primarily the result of a $3.0 million increase in accounts payable and accrued liabilities, a $2.8 million increase in long-term liabilities primarily related to payments received from Genizon BioSciences Inc. recorded as deferred revenue, non-cash charges of $1.1 million for depreciation and amortization and $3.1 million related to non-cash stock compensation expense resulting from the adoption of SFAS No. 123R. These sources were partially offset by a $3.5 million increase in inventory and a $3.7 million increase in accounts receivable. The accounts receivable and inventory increases are primarily due to our significant sales growth of 92% in the first quarter of 2006, as compared to the first quarter of 2005, which resulted from increased customer demand and our introduction of new products and services into the market. The increase in accounts payable and accrued liability balances was primarily driven by increases in general business activity associated with such sales growth, as well as expenses associated with the expansion of our corporate infrastructure to accommodate this growth. Net cash used in operating activities in the three months ended April 3, 2005 was primarily the result of a net loss of $1.2 million, a $5.9 million payment for a litigation judgment and a $1.2 million increase in inventory. These usages were reduced, in part, by a $2.5 million increase in accounts payable and accrued liabilities, a $2.3 million increase in long-term liabilities primarily related to payments received from Invitrogen Corporation recorded as deferred revenue, and non-cash charges of $0.8 million for depreciation and amortization.
     Our investing activities used cash of $7.2 million in the three months ended April 2, 2006, as compared to cash provided by investing activities of $0.1 million in the three months ended April 3, 2005. Cash used in investing activities in the three months ended April 2, 2006 was due in part to the payment of $4.2 million for the purchase of property and equipment primarily related to the expansion of our manufacturing capacity. We have tripled our manufacturing capacity for BeadChips over the level at the end of the second quarter of 2005. In addition, we used cash of $3.0 million to purchase a secured convertible debenture in Genizon BioSciences Inc. Cash provided in investing activities in the three months ended April 3, 2005 was due to $3.1 million from the sale or maturity of investment securities used to provide operating funds for our business, which was almost entirely offset by $3.1 million for the purchase of property and equipment.
     Our financing activities provided $3.1 million in the three months ended April 2, 2006, as compared to $1.3 million in the three months ended April 3, 2005. Cash provided by financing activities in both the three months ended April 2, 2006 and April 3, 2005 was due primarily to proceeds from the issuance of common stock from option exercises.
     While we anticipate that our current cash and cash equivalents, revenue from sales and funding from grants will be sufficient to fund our anticipated operating needs, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. Further, any additional equity financing may be dilutive to our then existing stockholders and may adversely affect their rights and debt financing may carry covenants that could restrict our operations. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligos and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Foreign Currency Exchange Risk
     Although most of our revenue is denominated in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currencies of our subsidiaries are their respective local currencies. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive income as a separate component of stockholders equity.
     Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. In July 2004, we began hedging significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. There were no forward foreign currency forward contracts outstanding at April 2, 2006. The notional settlement amount of the foreign currency forward contracts outstanding at January 1, 2006 was $0.1 million. As of January 1, 2006, we had one foreign currency forward contract outstanding. This contract had a fair value of $882, representing an unrealized gain, and was included in other current assets at January 1, 2006. For the three months ended April 2, 2006 and April 3, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $0.1 million and $1.7 million, respectively.
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
     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer as of April 2, 2006. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     The chief executive officer and chief financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during the first quarter of 2006.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the first quarter of 2006 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We have incurred substantial costs in defending ourselves against patent infringement claims and expect to devote substantial financial and managerial resources to protect our intellectual property and to defend against the claims described below as well as any future claims asserted against us.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of products, if any, that are determined to be infringing these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, we filed our answer to Affymetrix’ complaint, seeking declaratory judgments from the court that we do not infringe the Affymetrix patents and that such patents are invalid, and we filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage.
     On February 15, 2006, the court allowed us to file our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified us of its decision to drop one of the six patents from the suit and of its intention to assert infringement of certain additional claims of the remaining five patents. We have filed a motion to preclude Affymetrix from asserting infringement of those additional claims. On April 20, 2006, a claims construction hearing was held. While rulings on our motion and on the claims construction issues could be issued at any time, we expect a ruling on the claims construction issues in the next several weeks. Trial is scheduled for October 16, 2006. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix and intend to vigorously defend against this suit. However, we cannot be sure that we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of our patents and patent applications and alleging that we committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, we filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, we filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim, and this motion is still pending. There has been no trial date set for this case. We believe we have meritorious defenses against this claim.
ITEM 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Our business is subject to various risks, including those described below. In addition to the other information included in this Form 10-Q, the following issues could adversely affect our operating results or our stock price.
Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price.
     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property. As described above under “Part II. Other Information. Item 1. Legal Proceedings,” Affymetrix, Inc. filed a complaint against us in July 2004, alleging infringement of six of its patents.

     On April 20, 2006, a claims construction hearing was held as part of this proceeding. We expect a ruling related to the claims construction within the next several weeks, but there is no fixed time for such a ruling. At issue is the meaning of 15 terms, and depending on the court’s ruling on each of the 15 terms, or a mix of rulings across all the terms, an advantage (or at least the perception of an advantage) may be obtained by one party or the other as to one or more issues. We are not able to predict the timing or the substance of the court’s rulings. Any adverse ruling or perception of an adverse ruling may have an adverse impact on our stock price, and such impact may be disproportionate to the actual import of the ruling itself.
     Including Affymetrix, third parties have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents and claim that use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, or at all. We could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.
We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve and maintain profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.
     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, prices per data point for genotyping have fallen significantly over the last two years and we anticipate that prices will continue to fall. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we do. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.
Our manufacturing capacity may limit our ability to sell our products.
     We are currently ramping up our capacity to meet our anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe that we have sufficient plans in place to ensure we have adequate capacity to meet our business plan in 2006, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

We have not yet achieved annual operating profitability and may not be able to do so.
     We have incurred net losses each year since our inception. As of April 2, 2006, our accumulated deficit was $144.7 million and we incurred a net loss of $0.1 million for the three months ended April 2, 2006. We may not be profitable in 2006, due in part to the impact of SFAS No. 123R, which is expected to add additional expense of $12.0 million to $15.0 million in 2006. Our ability to achieve annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve and maintain profitability. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.
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
     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. Sales of our genotyping and gene expression systems only began in 2003, and some of our other technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting similarly situated companies developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale, and we currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or at a price that enables us to compete effectively in the marketplace. Problems frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services, which may not be available on favorable terms, or at all.

     Historically, life sciences and pharmaceutical companies have analyzed genetic variation and biological function using a variety of technologies. In order to be successful, our products must meet the commercial requirements of the life sciences and pharmaceutical industries as tools for the large-scale analysis of genetic variation and biological function.
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
     In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around our patented technologies. Also, our patents may fail to provide us with any competitive advantage. We may need to initiate additional lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace. Furthermore, these lawsuits may divert the attention of our management and technical personnel.
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
     We currently have fewer resources available for sales and marketing and technical support services as compared to some of our primary competitors. In order to effectively commercialize our genotyping and gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.
If we are unable to develop and maintain operation of our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.
     We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. Also, many of our manufacturing processes are automated and are controlled by our custom-designed Laboratory Information Management System (LIMS). Additionally, as part of the decoding step in our array manufacturing process, we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis and may prevent us from achieving our expected shipments in any given period.
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
     In April 2005, we acquired CyVera Corporation and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial resources, and divert management’s attention away from our other business concerns. In connection with the CyVera acquisition, we assumed certain liabilities and hired certain employees of CyVera, which is expected to continue to result in an increase in our research and development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.
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
     We have no credit facility or committed sources of capital available as of April 2, 2006. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.
If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.
     We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer, and John Stuelpnagel, our senior vice president and chief operating officer. The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.
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
     Approximately 47% and 64% of our revenue for the three months ended April 2, 2006 and April 3, 2005, respectively, was derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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
Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function.
     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and biological function, namely SNP genotyping and gene expression profiling. Both of these markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and function. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.
We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.
     Our revenue is subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, the timing and amount of government grant funding programs and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to achieve and maintain profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2006 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit Number	Description of Document

10.31	Secured Convertible Debenture Indenture between Genizon BioSciences Inc., Computershare Trust Company of Canada and Illumina, Inc., dated March 24, 2006.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)

Date: May 8, 2006	/s/ Christian O. Henry Christian O. Henry
Vice President and Chief Financial Officer