Form 10-Q
period 2006-07-02
ILLUMINA INC
filed 2006-08-02
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 2, 2006

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of July 14, 2006, there were 45,952,517 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	July 2, 2006	January 1, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,250	$50,822
Short-term investments	4,511	—
Accounts receivable, net	23,100	17,620
Inventory, net	17,324	10,309
Prepaid expenses and other current assets	2,153	959

Total current assets	199,338	79,710

Property and equipment, net	22,728	16,131
Goodwill	2,125	2,125
Intangible and other assets, net	6,760	2,644

Total assets	$230,951	$100,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,757	$21,600
Current portion of long-term debt	114	118

Total current liabilities	34,871	21,718

Long-term debt, less current portion	—	54
Deferred gain on sale of land and building	2,656	2,843
Other long-term liabilities	6,756	3,498
Commitments and contingencies
Stockholders’ equity	186,668	72,497

Total liabilities and stockholders’ equity	$230,951	$100,610

(1)	The Condensed Consolidated Balance Sheet at January 1, 2006 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenue:
Product revenue	$36,403	$12,636	$59,664	$24,801
Service and other revenue	4,795	2,783	10,062	5,474
Research revenue	379	405	953	697

Total revenue	41,577	15,824	70,679	30,972

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $300, $0, $498 and $0, respectively)	11,912	4,033	19,588	7,970
Cost of service and other revenue (including non-cash stock compensation expense of $50, $0, $102 and $0, respectively)	1,664	701	3,281	1,363
Research and development (including non-cash stock compensation expense of $878, $17, $1,836 and $32, respectively)	8,587	7,318	16,803	13,211
Selling, general and administrative (including non-cash stock compensation expense of $2,099, $24, $4,022 and $66, respectively)	12,891	6,518	25,025	12,553
Acquired in-process research and development	—	15,800	—	15,800

Total costs and expenses	35,054	34,370	64,697	50,897

Income (loss) from operations	6,523	(18,546)	5,982	(19,925)

Interest and other income, net	856	58	1,424	253

Income (loss) before income taxes	7,379	(18,488)	7,406	(19,672)

Provision for income taxes	611	51	742	102

Net income (loss)	$6,768	$(18,539)	$6,664	$(19,774)

Net income (loss) per basic share	$0.16	$(0.46)	$0.16	$(0.50)

Net income (loss) per diluted share	$0.14	$(0.46)	$0.14	$(0.50)

Shares used in calculating basic net income (loss) per share	43,528	40,187	42,502	39,267

Shares used in calculating diluted net income (loss) per share	47,330	40,187	46,252	39,267

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
Operating activities:
Net income (loss)	$6,664	$(19,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	15,800
Depreciation and amortization	2,559	1,669
Loss on disposal of property and equipment	20	71
Amortization of premium on investments	—	(14)
Stock-based compensation expense	6,458	98
Amortization of gain on sale of land and building	(187)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(5,031)	(742)
Inventory	(7,991)	(1,349)
Prepaid expenses and other current assets	(1,229)	231
Other assets	145	—
Accounts payable and accrued liabilities	12,645	524
Accrued litigation judgment	—	(5,957)
Other long-term liabilities	3,210	2,436

Net cash provided by (used in) operating activities	17,263	(7,194)

Investing activities:
Cash paid for acquisition, net of cash acquired	—	(2,388)
Investment in secured convertible debentures	(3,036)	—
Purchases of available-for-sale securities	(4,529)	—
Sales and maturities of available-for-sale securities	—	12,248
Purchases of property and equipment	(9,149)	(6,232)
Cash paid for intangible assets	(15)	—

Net cash provided by (used in) investing activities	(16,729)	3,628

Financing activities:
Payments on long-term debt	(58)	(27)
Proceeds from issuance of common stock	101,088	2,935

Net cash provided by financing activities	101,030	2,908

Effect of foreign currency translation on cash and cash equivalents	(136)	435

Net increase (decrease) in cash and cash equivalents	101,428	(223)
Cash and cash equivalents at beginning of period	50,822	54,789

Cash and cash equivalents at end of period	$152,250	$54,566

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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters and six months ended July 2, 2006 and July 3, 2005 were both 13 and 26 weeks, respectively.
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
     Sales of instrumentation generally include a standard one-year warranty. The Company also sells separately priced maintenance (extended warranty) contracts, which are generally for one or two years, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty period. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If the Company were to experience an increase in warranty claims or if costs of servicing its products under warranty were greater than its estimates, gross margins could be adversely affected.
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
Investments
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “available-for-sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type.
Stock-Based Compensation
     On January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and employee stock purchase plan (ESPP) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 2, 2006 is based on the grant date fair-value as determined under APB No. 25. For the three and six months ended July 2, 2006, the Company has recorded an incremental $3.3 million and $6.5 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS No. 123R. Net income per diluted share was reduced by $0.07 and $0.14, respectively, for the three and six months ended July 2, 2006 as a result of the adoption of SFAS No. 123R. Stock-based compensation expense capitalized as part of inventory as of July 2, 2006 was approximately $0.1 million. As of July 2, 2006, approximately $32.3 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares are expected to be recognized over a weighted-average period of approximately two years.
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
     The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the specified reporting periods (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 3, 2005	July 3, 2005
Net loss as reported	$(18,539)	$(19,774)
Add: Stock-based compensation expense recorded	41	98
Less: Assumed stock-based compensation expense	(1,641)	(4,041)

Pro forma net loss	$(20,139)	$(23,717)

Basic and diluted net loss per share:
As reported	$(0.46)	$(0.50)

Pro forma	$(0.50)	$(0.60)

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

     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Interest rate – stock options	4.92 – 5.02%	3.87%	4.36 – 5.02%	3.88%
Interest rate – stock purchases	4.85 – 4.86%	4.08%	4.85 – 4.86%	4.08%
Volatility – stock options	75%	90%	75 – 77%	90%
Volatility – stock purchases	76%	90%	76%	90%
Expected life – stock options	6 years	5 years	6 years	5 years
Expected life – stock purchases	6 – 12 months	6 – 12 months	6 – 12 months	6 – 12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$18.33	$6.81	$16.03	$6.60
Weighted average fair value per share of employee stock purchases	$8.12	$3.64	$8.12	$3.64
Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Weighted-average shares outstanding	43,567	40,232	42,541	39,325
Less: Weighted-average shares of common stock subject to repurchase	(39)	(45)	(39)	(58)

Weighted-average shares used in calculating basic net income (loss) per share	43,528	40,187	42,502	39,267
Plus: Effect of dilutive potential common shares	3,802	—	3,750	—

Weighted-average shares used in calculating diluted net income (loss) per share	47,330	40,187	46,252	39,267

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 7,307,818 for the three and six months ended July 3, 2005.
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective cash flow hedges, and foreign currency translation adjustments.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss)	$6,768	$(18,539)	$6,664	$(19,774)
Foreign currency translation adjustments	123	77	160	108
Unrealized gain on investments	123	7	81	29
Unrealized loss on cash flow hedges	—	—	(10)	—

Total other comprehensive income (loss)	$7,014	$(18,455)	$6,895	$(19,637)

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN No. 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN No. 48 will have on our disclosure requirements.
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
     CyVera was created in October 2003 to commercialize its VeraCode technology and optical instrumentation/reader concepts. The Company believes that the CyVera technology will be highly complementary to the Company’s own portfolio of products and services; will enhance the Company’s capabilities to service its existing customers; and will accelerate the development of additional technologies, products and services. The Company believes that integrating CyVera’s capabilities with the Company’s technologies will better position the Company to address the emerging biomarker research and development and in-vitro and molecular diagnostic markets. The Company plans to launch its first products resulting from this acquisition by the end of 2006.
     Pursuant to the Merger Agreement, the Company issued 1.6 million shares (the Shares) of common stock, paid $2.3 million in cash and assumed the net liabilities of CyVera. In addition, the Company assumed the outstanding stock options of CyVera. Approximately 250,000 of the Shares were deposited into an escrow account with a bank to satisfy any claims for indemnification made by the Company or CyVera pursuant to the Merger Agreement. No claims for indemnification were made and, as of July 2, 2006, the escrow agent has released the shares from escrow.
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

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company performs its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. The Company has performed its annual test of goodwill and has determined there was no impairment of goodwill as of May 1, 2006 or July 2, 2006.
     The Company allocated $15.8 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the estimated fair value of acquired, to-be-completed research projects. At the acquisition date, CyVera’s ongoing research and development initiatives were primarily involved with the development of its VeraCode technology and optical instrumentation/reader concepts. These two projects were approximately 50% and 25%, respectively, complete at the date of acquisition.
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
     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. The Company believes that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability are accurate or the events associated with such projects will transpire as estimated. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the $15.8 million initially allocated to IPR&D was charged to expense in the second quarter of 2005.
     The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of those periods (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	July 3, 2005	July 3, 2005
Revenue	$15,824	$30,972
Net loss	$(2,746)	$(5,225)
Basic and diluted net loss per share	$(0.07)	$(0.13)
     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future. The pro forma results exclude the $15.8 million non-cash acquired IPR&D charge recorded upon the closing of the acquisition during the second quarter of 2005.
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

	July 2, 2006	January 1, 2006
Raw materials	$7,206	$4,575
Work in process	7,987	4,546
Finished goods	2,131	1,188

	$17,324	$10,309

5. Intangible Assets
     Intangible assets consist of license agreements and acquired technology. The cost of the Company’s license agreements was $859,450 and the Company has amortized $798,867 through July 2, 2006.
6. Warranties
     The Company generally provides a one-year warranty on instrument systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts are recorded as cost of revenue ratably over the term of the maintenance contract.
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at January 1, 2006	$751
Additions charged to cost of revenue	663
Repairs and replacements	(391)

Balance at July 2, 2006	$1,023

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	July 2, 2006	January 1, 2006
Accounts payable	$12,195	$7,390
Compensation	6,172	4,922
Legal and other professional fees	1,937	2,311
Short-term deferred revenue	2,538	1,937
Customer deposits	7,466	1,361
Reserve for product warranties	1,023	751
Other	3,426	2,928

	$34,757	$21,600

8. Stockholder’s Equity
     On May 24, 2006, the Company completed a public offering of 4,025,000 shares of its common stock at a public offering price of $25.50 per share. This transaction generated net proceeds of $96.5 million for the Company and was completed pursuant to a shelf registration statement initially filed with SEC in May 2006.
     As of July 2, 2006, the Company had 45,952,517 shares of common stock outstanding, of which 4,813,742 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of July 2, 2006, 39,000 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.

2005 Stock and Incentive Plan
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. The 2005 Stock Plan provides that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. As of July 2, 2006, options to purchase 3,511,195 shares remained available for future grant under the 2005 Stock Plan.
     The Company’s stock option activity under all stock option plans during the specified reporting period is as follows:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at January 1, 2006	7,325,431	$7.96
Granted	1,775,650	$23.07
Exercised	(517,776)	$6.80
Cancelled	(215,471)	$10.46

Outstanding at July 2, 2006	8,367,834	$11.17

     Following is a further breakdown of the options outstanding as of July 2, 2006:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.03 – 5.15	1,422,177	6.40	$3.45	905,442	$3.37
$5.25 – 7.90	1,732,781	6.84	$6.67	693,250	$6.81
$7.94 – 8.76	1,493,495	7.84	$8.53	505,238	$8.51
$8.89 – 13.69	1,667,011	7.95	$11.12	637,422	$10.32
$13.74 – 23.38	1,463,170	9.00	$20.30	224,842	$18.59
$24.00 – 45.00	589,200	9.73	$27.22	13,333	$33.32

$0.03 – 45.00	8,367,834	7.75	$11.17	2,979,527	$7.81

     Aggregate intrinsic value of options outstanding and options exercisable as of July 2, 2006 was $154.8 million and $65.2 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $29.66 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $9.7 million for the six months ended July 2, 2006.
2000 Employee Stock Purchase Plan
     In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the Purchase Plan). A total of 4,827,988 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.
     The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. 118,740 shares were issued under the Purchase Plan during the six months ended July 2, 2006. As of July 2, 2006, there were 2,910,590 shares available for issuance under the Purchase Plan.

9. Commitments and Long-Term Debt
Deferred Gain / Building Loan
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
Operating Leases
     In August 2004, the Company entered into a ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and is currently paying monthly rent of $328,202 with an annual increase of 3% in each subsequent year through August 2014. The lease contains an option to renew for three additional periods of five years each. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company also leases office space for a facility in Connecticut, an additional distribution and storage facility in San Diego and for four foreign facilities located in Japan, Singapore, China and the Netherlands under non-cancelable operating leases that expire at various times through June 2011. These leases contain renewal options ranging from one to five years.
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
     On February 15, 2006, the court allowed the Company to file its first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified the Company of its decision to drop one of the six patents from the suit, and of its intention to assert infringement of certain additional claims of the remaining five patents. The Company has filed a motion to preclude Affymetrix from asserting infringement of those additional claims. On April 20, 2006, the court held a claims construction hearing. Rulings on the Company’s motion and on claims construction could be issued at any time. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Affymetrix and the Company filed summary judgment motions by the July 14, 2006 court-established deadline. Trial is scheduled for October 16, 2006. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to defend vigorously against this suit. However, the Company cannot be sure that it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of its products and services, could result in a material adverse effect on its business, financial condition and results of operations.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against the Company in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of the Company’s patents and patent applications, and alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of the Company’s patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of the Company’s patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, the Company filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, the Company filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim. On July 13, 2006, the court granted the Company’s motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct. The Company has responded to the two remaining counts of the complaint (correction of inventorship in issued patents, and fraud). There has been no trial date set for this case. The Company believes it has meritorious defenses against these claims.
11. Collaboration Agreements
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
deCODE genetics
     In May 2006, the Company and deCODE genetics, ehf. (deCODE) executed a Joint Development and Licensing Agreement (the Development Agreement). Pursuant to the Development Agreement, the parties agreed to collaborate exclusively to develop, validate and commercialize specific diagnostic tests for variants in genes involved in three disease-related pathways: the gene-encoding leukotriene A4 hydrolase, linked to heart attack; the gene-encoding transcription factor 7-like 2 (TCF7L2), linked to type 2 diabetes; and the gene-encoding BARD1, linked to breast cancer. The Company and deCODE intend to develop these diagnostic tests for use on the Company’s BeadXpress system.
     Under the agreement, the Company will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, the Company will install instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the Company’s HumanHap300 BeadChips and associated reagents.
12. Investment in Genizon BioSciences Inc.
     In January 2006, Genizon BioSciences Inc. (Genizon), a Canadian company focused on gene discovery, purchased from the Company approximately $1.9 million in equipment and committed to purchase an additional $4.3 million in consumables. Genizon is using Illumina’s Sentrix® HumanHap300 BeadChip along with the Infinium™ assay to perform whole-genome association studies involving thousands of members of the Quebec Founder Population. The goal of the studies is to provide understanding of the genetic origins and mechanisms of common diseases which may then lead to possible drug targets.
     In March 2006, the Company entered into a Subscription Agreement for Secured Convertible Debentures with Genizon. Pursuant to the agreement, the Company purchased a secured convertible debenture (the debenture) of Genizon and certain warrants for CDN$3.5 million (approximately U.S. $3.0 million).
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
     As of July 2, 2006, the debenture was recorded at face value, which is the fair value, and is classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security.
     The Company has concluded that the purchase of the debenture and the concurrent purchase by Genizon of Illumina’s products are “linked” transactions under guidance contained in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Since the transactions are considered “linked,” the Company has deferred approximately $3.0 million of revenue (the face value of the Debentures) as of July 2, 2006, related to the Genizon product shipments. The deferred revenue is classified as a long-term liability as of July 2, 2006. This amount is expected to remain in deferred revenue until Genizon settles the Debenture in cash or when a liquidity event occurs that generates cash or a security that is readily convertible into cash. The Company has also deferred approximately $1.1 million of costs related to product shipments to Genizon as a long-term asset as of July 2, 2006. All Genizon shipments that generate revenue over the face value of the debenture will be evaluated under the Company’s revenue recognition policy, which is outlined in Note 1.
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
     In 2001, we commercialized the first implementation of our BeadArray technology, the Sentrix Array Matrix. This is a disposable matrix of 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle may perform more than 1,500 unique assays, which enables researchers to perform focused genotyping experiments in a high-throughput format. This format was also used to initiate our single nucleotide polymorphism (SNP) genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping service contracts with many leading genotyping centers.
     Our production-scale BeadLab is a turn-key platform that includes all hardware and software necessary to enable researchers to perform genetic analysis research on what we believe is an unprecedented scale. This system is being marketed to a small number of high throughput genotyping users. As of July 2, 2006, we have installed and recorded revenue for 13 BeadLabs.
     In 2003, we announced the launch of several new products, including 1) a new array format, the Sentrix BeadChip, which significantly expands market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers; 2) a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and 3) a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader and analysis software and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs. Sales of these products began in the first quarter of 2004 and, as of July 2, 2006, we have shipped 165 BeadStations.
     In late 2004, we announced a strategic collaboration with Invitrogen Corporation (Invitrogen) to synthesize and distribute oligos. In the third quarter of 2005, we began shipping oligo products in connection with this agreement. As part of the agreement, we have developed the next generation of our Oligator DNA synthesis technology, which we have designed to support both plate- and the larger tube-based oligo markets. Invitrogen is responsible for sales, marketing and technical support and we are responsible for manufacturing. Profits from sales of collaboration products are divided equally between the two companies.
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
     In the second quarter of 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead technology, renamed the VeraCode™ technology, is highly complementary to our portfolio of products and services. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker research and development and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. We expect the first products based on the VeraCode technology to be available by the end of fiscal 2006. The purchase price associated with this transaction was approximately $17.8 million. We allocated $15.8 million of this purchase price to acquired in-process research and development and charged such amount against earnings in the second quarter of 2005.
     In the fourth quarter of 2005, we began shipping the new Sentrix HumanHap300 Genotyping BeadChip to customers around the world. Using the Infinium assay, which enables us to select virtually any SNP in the genome, the HumanHap300 BeadChip allows analysis of more than 317,000 SNPs. We selected the SNPs for inclusion on the chip in collaboration with a consortium of scientists that are leaders in the genotyping field. We believe this product has quality and performance features that support our expectation that it will become an important discovery tool for researchers seeking to understand the genetic basis of common, yet complex diseases.
     In the first quarter of 2006, we introduced the Sentrix HumanHap240S BeadChip for genome-wide disease association studies. This product is a companion to our Sentrix HumanHap300 BeadChip and enables researchers to interrogate an additional 240,000 SNPs utilizing our Infinium assay. We also introduced the Sentrix HumanHap550 BeadChip in the first quarter of 2006. The Sentrix HumanHap550 BeadChip contains over 550,000 SNPs on a single microarray. The HumanHap550 BeadChip is currently shipping commercially.
     In the first quarter of 2006, we announced the availability of the Illumina AutoLoader. The AutoLoader automates BeadChip loading and scanning, which increases lab throughput. The AutoLoader is designed to support up to two BeadArray Readers simultaneously for unattended operation. We began shipment of AutoLoaders in the second quarter of 2006.
     In the second quarter of 2006, we introduced the Sentrix HumanHap650Y BeadChip. The Sentrix HumanHap650Y BeadChip contains over 650,000 SNP markers on a single microarray, which we believe provides the most comprehensive genomic coverage and highest data quality of any whole-genome genotyping product currently available.
     In the third quarter of 2006, we introduced the Sentrix HumanHap550+ BeadChip and iSelectTM Infinium genotyping products. The Sentrix HumanHap550+ BeadChip allows customers to add up to 120,000 custom SNP markers to supplement the standard content provided on the existing Sentrix HumanHap550 BeadChip, yielding up to 670,000 markers for association studies. For focused-content applications, the new iSelect Infinium product allows customers to create a custom array of up to 60,000 SNP markers per sample with 12 samples per chip.
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
     Prior to 2006, we incurred substantial operating losses. As of July 2, 2006, our accumulated deficit was $137.9 million and total stockholders’ equity was $186.7 million. These losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale up effort required to commercialize our products and services, an acquired in-process research and development charge of $15.8 million related to our acquisition of CyVera and a charge of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale up activities over the next several years. We will also need to increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services. As a result of the expected increase in expenses, we will need to increase revenue to achieve and sustain annual profitability.

Critical Accounting Policies and Estimates
General
     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires that management make estimates, assumptions and judgments with respect to the application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates. Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements. Certain accounting policies are deemed critical if 1) they require an accounting estimate to be made based on assumptions that were highly uncertain at the time the estimate was made, and 2) changes in the estimate that are reasonably likely to occur, or different estimates that we reasonably could have used would have a material effect on our condensed consolidated financial statements.
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
     During fiscal 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of July 2, 2006, we had $2.1 million of goodwill. This goodwill is reported as a separate line item in the balance sheet. We have performed our annual test of goodwill and have determined there was no impairment of goodwill as of May 1, 2006 or July 2, 2006.
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
Income Taxes
     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. As of July 2, 2006, we have recorded a valuation allowance for the full amount of the resulting net deferred tax asset, as the future realization of the tax benefit is uncertain.

Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Revenue:
Product revenue	88%	80%	85%	80%
Service and other revenue	11	18	14	18
Research revenue	1	2	1	2

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue	28	26	28	26
Cost of service and other revenue	4	4	5	4
Research and development	21	46	24	43
Selling, general and administrative	31	41	35	40
Acquired in-process research and development	—	100	—	51

Total costs and expenses	84	217	92	164

Income (loss) from operations	16	(117)	8	(64)

Interest and other income, net	2	—	2	—

Income (loss) before income taxes	18	(117)	10	(64)

Provision for income taxes	2	—	1	—

Net income (loss)	16%	(117)%	9%	(64)%

Three and Six Months Ended July 2, 2006 and July 3, 2005
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The quarters and six months ended July 2, 2006 and July 3, 2005 were both 13 and 26 weeks, respectively.
Revenue

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percentage	July 2,	July 3,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Product revenue	$36,403	$12,636	188%	$59,664	$24,801	141%
Service and other revenue	4,795	2,783	72%	10,062	5,474	84%
Research revenue	379	405	(6)%	953	697	37%

Total revenue	$41,577	$15,824	163%	$70,679	$30,972	128%

     Total revenue for the three and six months ended July 2, 2006 and July 3, 2005 was $41.6 million and $70.7 million, and $15.8 million and $31.0 million, respectively. This represents an increase of $25.8 million, or 163%, and $39.7 million, or 128%, as compared to the three and six months ended July 3, 2005.

     Product revenue increased to $36.4 million and $59.7 million, respectively, for the three and six month periods ended July 2, 2006, from $12.6 million and $24.8 million, respectively, for the three and six months ended July 3, 2005. The increase in both the three and six months ended July 2, 2006 resulted primarily from higher consumable and BeadStation sales. In addition, in the three months ended July 2, 2006, we had higher BeadLab sales. Growth in consumable sales was primarily attributable to the shipment of our whole genome genotyping products, the HumanHap300 Bead Chip in the first quarter of 2006 and the HumanHap550 Bead Chip in the second quarter of 2006. In addition, growth in consumable revenue can be attributed to the growth in our installed base of BeadStations. Consumable products constituted 57% and 60% of product revenue in the three and six months ended July 2, 2006, as compared to 51% and 46% in the three and six months ended July 3, 2005. As of July 2, 2006, we have shipped a total of 165 BeadStations and 13 BeadLabs. We expect to see continued growth in product revenue, which can be partially attributed to the launch of several new products, as well as the growth of our installed base of BeadStations and BeadLabs.
     Service and other revenue increased to $4.8 million and $10.0 million, respectively, for the three and six months ended July 2, 2006, from $2.8 million and $5.5 million for the three and six months ended July 3, 2005, due primarily to higher demand for both our Infinium and GoldenGate SNP genotyping service contracts. We expect sales from SNP genotyping services contracts to fluctuate on a quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for selecting the SNPs and delivering their samples to us.
     Government grants and other research funding remained flat at $0.4 million in the three months ended July 2, 2006, compared to the three months ended July 3, 2005. For the six months ended July 2, 2006, government grants and research funding increased to $1.0 million from $0.7 million for the six months ended July 3, 2005, due primarily to an increase in internal research spending for our grants from the National Institutes of Health. We expect government grants to remain a small percentage of total revenue in the future as our focus shifts to commercial operations.
Cost of Product and Service and Other Revenue

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percentage	July 2,	July 3,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)
Cost of product revenue	$11,912	$4,033	195%	$19,588	$7,970	146%
Cost of service and other revenue	1,664	701	137%	3,281	1,363	141%

Total cost of product and service and other revenue	$13,576	$4,734	187%	$22,869	$9,333	145%

     Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product revenue increased to $11.9 million and $19.6 million for the three and six months ended July 2, 2006, from $4.0 million and $8.0 million for the three and six months ended July 3, 2005, primarily driven by higher consumable and instrument sales. Gross margin on product revenue decreased to 67% for both the three and six months ended July 2, 2006, from 68% for both the three and six months ended July 3, 2005, due primarily to a shift in consumable product mix as well as lower margins associated with oligo products sold as a part of the Invitrogen collaboration. The change in oligo gross margin is due to the fact that, under the Invitrogen collaboration, we no longer sell oligos directly. As a result, the gross margin related to this product line decreased; however, the net margin has increased due to the fact that most of the sales and marketing expenses surrounding the oligo business have shifted to Invitrogen. In addition, gross margin on product revenue was unfavorably impacted by a $0.3 and $0.5 million increase in stock-based compensation expense recognized as cost of product revenue resulting from the adoption of SFAS No. 123R for the three and six month periods ended July 2, 2006, respectively.
     Cost of service and other revenue increased to $1.7 million and $3.3 million for the three and six months ended July 2, 2006, from $0.7 million and $1.4 million for the three and six months ended July 3, 2005, primarily due to higher service revenue. Gross margin on service and other revenue decreased to 65% and 67% for the three and six months ended July 2, 2006, as compared to 75% for both the three and six months ended July 3, 2005, primarily due to a change in the mix of projects. In addition, gross margin on service and other revenue was unfavorably impacted by a $50,000 and $0.1 million increase in stock-based compensation expense recognized as cost of service and other revenue resulting from the adoption of SFAS No. 123R for the three and six month periods ended July 2, 2006, respectively.

     We expect product mix to continue to affect our future gross margins. However, we expect our market to become increasingly price competitive and our margins may fluctuate.
Research and Development Expenses

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percentage	July 2,	July 3,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Research and development	$8,587	$7,318	17%	$16,803	$13,211	27%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred.
     Research and development expenses increased to $8.6 million and $16.8 million for the three and months ended July 2, 2006, from $7.3 million and $13.2 million for the three and six months ended July 3, 2005. Research and development expenses for the three and six months ended July 2, 2006 included stock-based compensation expenses resulting from the adoption of SFAS No. 123R totaling $0.9 million and $1.8 million, respectively. Exclusive of these stock-based compensation charges, the increase in research and development expenses for both the three and six month periods ending July 2, 2006 is primarily due to the development of our recently-acquired VeraCode technology purchased in conjunction with our acquisition of CyVera in April 2005. The VeraCode technology is being developed to produce our BeadXpress system which is scheduled for commercial product launch by the end of fiscal 2006. Research and development expenses related to the VeraCode technology increased $0.7 million and $2.2 million for the three and six months ended July 2, 2006 as compared to the three and six months ended July 3, 2005. In addition, costs to support our Oligator technology platform and BeadArray research activities decreased $0.3 million and $0.4 million, respectively, for the three and six months ended July 2, 2006 as compared to the three and six months ended July 3, 2005.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percentage	July 2,	July 3,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$12,891	$6,518	98%	$25,025	$12,553	99%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $12.9 million and $25.0 million for the three and six months ended July 2, 2006, from $6.5 million and $12.6 million for the three and six months ended July 3, 2005. Selling, general and administrative expenses for the three and six months ended July 2, 2006 included stock-based compensation expenses resulting from the adoption of SFAS No. 123R totaling $2.1 million and $4.0 million. Exclusive of these stock-based compensation charges, our sales and marketing expenses increased $1.7 million during the three months ended July 2, 2006, as compared to the three months ended July 3, 2005, of which $1.5 million is attributable to personnel-related expenses for the build-out of our sales force and customer support staff and $0.2 million is attributable to other non-personnel-related costs, mainly sales and marketing activities for our existing and new products. General and administrative expenses, exclusive of stock-based compensation expense, increased $2.5 million in the three months ended July 2, 2006, as compared to the three and six months ended July 3, 2005, of which $1.4 million is attributable to outside legal costs related to the Affymetrix patent infringement litigation, $0.6 million is attributable to higher personnel-related costs associated with the growth of our business and $0.5 million is attributable to higher outside consulting costs.
     Exclusive of stock-based compensation charges, sales and marketing expenses increased $3.0 million during the six months ended July 2, 2006 as compared to the six months ended July 3, 2005. The increase is primarily due to increases of $2.6 million attributable to personnel-related expenses and $0.4 million attributable to other non-personnel-related costs, mainly sales and marketing activities for our existing and new products. Exclusive of stock-based compensation charges, general and administrative expenses increased $5.5 million during the six months ended July 2, 2006 as compared to the six months ended July 3, 2005, due to an increase of $3.2 million in outside legal costs related to the Affymetrix patent infringement litigation, an increase of $1.4 million in personnel-related expenses and an increase of $0.9 million in outside consulting costs.
     We expect our selling, general and administrative expenses to accelerate in absolute dollars as we expand our staff, add sales and marketing infrastructure, and incur increased litigation costs and additional costs to support the commercialization and support of an increasing number of products.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percentage	July 2,	July 3,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Interest and other income, net	$856	$58	1,376%	$1,424	$253	463%
     Interest income on our cash and cash equivalents and investments was $0.9 million and $1.4 million, respectively, for the three and six months ended July 2, 2006 as compared to $0.3 million and $0.7 million for the three and six months ended July 3, 2005. The increase is primarily due to higher cash balances from operating cash flow and proceeds from our May 2006 stock offering and higher effective interest rates on our cash equivalents and short-term investments.
     During the three months ended July 2, 2006, we recorded an immaterial amount of foreign currency transaction losses as compared to approximately $0.3 million of foreign currency transaction losses during the three months ended July 2, 2005. During the six months ended July 2, 2006, we recorded approximately $0.1 million in gains due to foreign currency transactions, as compared to approximately $0.3 million in losses during the six months ended July 3, 2005. We experienced more favorable foreign currency transaction gains in 2006 due primarily to the strengthening of the Euro and the British Pound over the U.S. Dollar.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 2,	July 3,	Percentage	July 2,	July 3,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Provision for income taxes	$611	$51	1,098%	$742	$102	627%
     Our provision for income taxes consists of estimated foreign income tax expense, totaling approximately $0.1 million and $0.2 million for the three and six months ended July 2, 2006 as compared to $51,000 and $0.1 million for the three and six months ended July 3, 2005. In addition, we have estimated U.S. federal and state income taxes of $0.5 million for both the three and six months ended July 2, 2006. Although profitable for the three and six months ended July 2, 2006, we have utilized our net operating loss carryforwards and as such, our federal and state income taxes are minimal. As of January 1, 2006, we had net operating loss carryforwards for federal and California tax purposes of approximately $103.7 million and $40.1 million, respectively. In the first quarter of 2006, we completed a formal Section 382 and 383 analysis, which resulted in approximately $0.2 million of our total net operating loss carryforwards being limited.

Liquidity and Capital Resources
Cashflow (in thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
Net cash provided by (used in) operating activities	$17,263	$(7,194)

Net cash provided by (used in) investing activities	(16,729)	3,628

Net cash provided by financing activities	101,030	2,908

Effect of foreign currency translation on cash and cash equivalents	(136)	435

Increase (decrease) in cash and cash equivalents	$101,428	$(223)

     As of July 2, 2006, we had cash, cash equivalents and short-term investments of $156.8 million. We currently invest our funds in U.S. dollar-based, short-term money market mutual funds, corporate bonds and treasury notes.
     Our operating activities generated cash of $17.3 million in the six months ended July 2, 2006, as compared to using cash of $7.2 million in the six months ended July 3, 2005. Net cash provided by operating activities in the six months ended July 2, 2006 was primarily the result of a $12.6 million increase in accounts payable and accrued liabilities, net income of $6.7 million, $6.5 million related to non-cash stock compensation expense resulting from the adoption of SFAS No. 123R, a $3.2 million increase in long-term liabilities primarily related to payments received from Genizon BioSciences Inc. recorded as deferred revenue and non-cash charges of $2.6 million for depreciation and amortization. These sources were partially offset by a $8.0 million increase in inventory, a $5.0 million increase in accounts receivable and a $1.2 million increase in prepaids and other current assets. The accounts receivable and inventory increases are primarily due to our significant sales growth of 128% in the six months ended July 2, 2006, as compared to the six months ended July 3, 2005, which resulted from increased customer demand and our introduction of new products and services into the market. The increase in prepaid expenses and other current assets can be primarily associated with prepaid software licenses and prepaid rent. The increase in accounts payable and accrued liability balances was primarily driven by increases in general business activity associated with such sales growth, as well as expenses associated with the expansion of our corporate infrastructure to accommodate this growth. Net cash used in operating activities in the six months ended July 3, 2005 was primarily the result of a net loss of $19.8 million, a $5.9 million payment for a litigation judgment, a $1.3 million increase in inventory and a $0.7 million increase in accounts receivable. These usages were reduced, in part, by a $0.5 million increase in accounts payable and accrued liabilities, a $2.4 million increase in long-term liabilities primarily related to payments received from Invitrogen Corporation recorded as deferred revenue, non-cash charges of $1.7 million for depreciation and amortization and a non-cash IPR&D charge of $15.8 million related to the CyVera acquisition.
     Our investing activities used cash of $16.7 million in the six months ended July 2, 2006, as compared to cash provided by investing activities of $3.6 million in the six months ended July 3, 2005. Cash used in investing activities in the six months ended July 2, 2006 was due in part to the payment of $9.1 million for the purchase of property and equipment primarily related to the expansion of our manufacturing capacity. Our manufacturing capacity for BeadChips has increased approximately tenfold over the level at the end of July 3, 2005. In addition, we used cash of $4.5 million to purchase available-for-sale securities, as well as $3.0 million to purchase a secured convertible debenture in Genizon BioSciences Inc. Cash provided by investing activities in the six months ended July 3, 2005 was due to $12.2 million from the sale or maturity of available-for-sale securities used to provide operating funds for our business, reduced by $6.2 million for the purchase of property and equipment and $2.4 million paid for the acquisition of CyVera.
     Our financing activities provided $101.0 million in the six months ended July 2, 2006, as compared to $2.9 million in the six months ended July 3, 2005. Cash provided by financing activities in the six months ended July 2, 2006 was primarily due to proceeds from a public stock offering completed in May 2006, as well as proceeds from the issuance of common stock from option exercises totaling $4.6 million. On May 24, 2006, we raised approximately $96.5 million, net of offering expenses, through the sale of our common stock under a shelf registration statement. Cash provided during the six months ended July 3, 2005 was due primarily to proceeds from the issuance of common stock from option exercises.

     We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our anticipated operating needs for the foreseeable future. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligos and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments, the successful resolution of our legal proceedings with Affymetrix, the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding in the future.
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
     Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. Periodically, we hedge significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. There were no forward foreign currency forward contracts outstanding at July 2, 2006. The notional settlement amount of the foreign currency forward contracts outstanding at January 1, 2006 was $0.1 million. As of January 1, 2006, we had one foreign currency forward contract outstanding. This contract had a fair value of $882, representing an unrealized gain, and was included in other current assets at January 1, 2006. For the six months ended July 2, 2006 and July 3, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $0.1 million and $0.3 million, respectively.
Item 4. Controls and Procedures.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities

Exchange Act), as of July 2, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 2, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the second quarter of 2006 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

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
     On February 15, 2006, the court allowed us to file our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified us of its decision to drop one of the six patents from the suit and of its intention to assert infringement of certain additional claims of the remaining five patents. We have filed a motion to preclude Affymetrix from asserting infringement of those additional claims. On April 20, 2006, the court held a claims construction hearing. Rulings on our motion and on claims construction issues could be issued at any time. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Both parties filed summary judgment motions by the July 14, 2006 deadline established by the court. Trial is scheduled for October 16, 2006. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix and intend to defend vigorously against this suit. However, we cannot be sure that we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of our patents and patent applications and alleging that we committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, we filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, we filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim. On July 13, 2006, the court granted our motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct. We have responded to the two remaining counts of the complaint (correction of inventorship in issued patents, and fraud). There has been no trial date set for this case. We believe we have meritorious defenses against this claim.
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
     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and on our ability to protect our own intellectual property. As described above under “Item 1. Legal Proceedings,” Affymetrix, Inc. filed a complaint against us in July 2004, alleging infringement of six of its patents.

     On April 20, 2006, a claims construction hearing was held as part of this proceeding. We expect a ruling related to the claims construction at any time. At issue is the meaning of 15 claim terms. Depending on the court’s ruling on each of the 15 terms or on a mix of rulings across all the terms, an advantage (or at least the perception of an advantage) may be obtained by one party or the other as to one or more issues. We are not able to predict the timing or the substance of the court’s rulings. Any adverse ruling or perception of an adverse ruling may have an adverse impact on our stock price, and such impact may be disproportionate to the actual import of the ruling itself.
     Third parties, including Affymetrix, have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.
We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve and maintain profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.
     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and biological function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, prices per data point for genotyping have fallen significantly over the last two years and we anticipate that prices will continue to fall. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we do. Furthermore, the life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.
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
     We have incurred net losses each year since our inception. As of July 2, 2006, our accumulated deficit was $137.9 million. Although we were profitable for the three and six months ended July 2, 2006, we may not be profitable for the year ended December 31, 2006, due in part to the impact of SFAS No. 123R, which is expected to add additional expense of $13.0 million to $15.0 million in 2006. Our ability to achieve and sustain annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. As a result, we expect that our operating expenses will increase significantly as we grow and, consequently, we will need to generate significant additional revenue to achieve and sustain profitability. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.
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
     The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering our technologies and products, as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship may also arise. For example, a former employee recently filed a complaint against us, claiming he is entitled to be named as joint inventor of certain of our U.S. patents and pending U.S. and foreign patent applications, and seeking a judgment that the related patents and applications are unenforceable. Any finding that our patents and applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all.
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
     We also rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our confidential information. These measures, however, may not provide adequate protection for our trade secrets or other confidential information. Among other things, we seek to protect our trade secrets and confidential information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our confidential information, and we may not otherwise be able to effectively protect our trade secrets. Accordingly, others may gain access to our confidential information, or may independently develop substantially equivalent information or techniques.
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
     In April 2005, we acquired CyVera Corporation and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial resources, and divert management’s attention away from our other business concerns. In connection with the CyVera acquisition, we assumed certain liabilities and hired certain employees of CyVera, which is expected to continue to result in an increase in our research and development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results. To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. Additionally, an acquisition may have a substantial negative impact on near-term expected financial results.
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
     Our future capital requirements will be substantial and will depend on many factors including our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the development and enforcement of our patent portfolio, the outcome of our legal proceedings with Affymetrix, the defense of any future litigation involving us and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our current cash and cash equivalents, revenue from sales and funding from grants will be sufficient to fund our anticipated operating needs, barring unforeseen developments. However, this expectation is based upon our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding in the future. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.

     We have no credit facility or committed sources of capital available as of July 2, 2006. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.
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
     Approximately 43% and 40% of our revenue for the three months ended July 2, 2006 and July 3, 2005, respectively, was derived from customers outside the United States. Approximately 44% and 41% of our revenue for the six months ended July 2, 2006 and July 3, 2005, respectively, was derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
•	currency exchange fluctuations;

•	unexpected changes in legislative or regulatory requirements of foreign countries into which we import our products;

•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays; and

•	significant taxes or other burdens of complying with a variety of foreign laws.
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
     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and biological function, namely SNP genotyping and gene expression profiling. Both of these markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and biological function. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain annual profitability.
We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.
     Our revenue is subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, the timing and amount of government grant funding programs and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to achieve and maintain annual profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth in 2006 or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The registrant’s 2006 Annual Meeting of Stockholders was held on June 8, 2006. Directors Karin Eastham, Jay T. Flatley and William H. Rastetter, Ph.D. will continue to serve as directors with terms expiring at the 2009 Annual Meeting of Stockholders. The Registrant’s stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year 2006.
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Karin Eastham, elected director at the meeting:
     For:                     36,582,315                     Withhold Authority:                     2,345,768
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Jay T. Flatley, elected director at the meeting:
     For:                     37,631,400                     Withhold Authority:                     1,296,683
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of William H. Rastetter, Ph.D., elected director at the meeting:
     For:                      36,951,828                     Withhold Authority:                     1,976,255
     The vote on ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year 2006:
     For:                38,801,994                Against:                117,237                Abstain:                 8,852                 Non Votes:                 0
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit Number	Description of Document
3.2	Bylaws.

10.32	Joint Development and Licensing Agreement dated May 15, 2006 between deCODE genetics, ehf. and Registrant (confidential treatment has been requested with respect to certain portions of this exhibit).

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.

(Registrant)

Date: August 2, 2006	/s/ CHRISTIAN O. HENRY

Christian O. Henry
Vice President and Chief Financial Officer