Form 10-Q
period 2006-10-01
ILLUMINA INC
filed 2006-10-30
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended October 1, 2006

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
Yes ☐     No ☑
As of October 13, 2006, there were 46,507,858 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	October 1, 2006	January 1, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,166	$50,822
Short-term investments	125,776	—
Accounts receivable, net	29,045	17,620
Inventory, net	19,397	10,309
Prepaid expenses and other current assets	2,519	959

Total current assets	220,903	79,710

Property and equipment, net	25,388	16,131
Goodwill	2,125	2,125
Intangible and other assets, net	8,061	2,644

Total assets	$256,477	$100,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,362	$21,600
Current portion of long-term debt	94	118

Total current liabilities	33,456	21,718

Long-term debt, less current portion	—	54
Deferred gain on sale of land and building	2,562	2,843
Other long-term liabilities	9,385	3,498
Commitments and contingencies
Stockholders’ equity	211,074	72,497

Total liabilities and stockholders’ equity	$256,477	$100,610

(1)	The Condensed Consolidated Balance Sheet at January 1, 2006 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenue:
Product revenue	$46,918	$16,285	$106,582	$41,085
Service and other revenue	6,441	2,724	16,503	8,198
Research revenue	113	507	1,066	1,205

Total revenue	53,472	19,516	124,151	50,488

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $360, $0, $858 and $0, respectively)	14,523	5,845	34,111	13,815
Cost of service and other revenue (including non-cash stock compensation expense of $57, $0, $159 and $0, respectively)	1,833	754	5,114	2,117
Research and development (including non-cash stock compensation expense of $955, $16, $2,790 and $48, respectively)	7,744	7,078	24,547	20,289
Selling, general and administrative (including non-cash stock compensation expense of $2,383, $101, $6,405 and $167, respectively)	14,118	7,377	39,143	19,930
Acquired in-process research and development	—	—	—	15,800

Total costs and expenses	38,218	21,054	102,915	71,951

Income (loss) from operations	15,254	(1,538)	21,236	(21,463)

Interest and other income, net	1,996	171	3,420	424

Income (loss) before income taxes	17,250	(1,367)	24,656	(21,039)

Provision for income taxes	1,088	59	1,830	161

Net income (loss)	$16,162	$(1,426)	$22,826	$(21,200)

Net income (loss) per basic share	$0.35	$(0.03)	$0.52	$(0.53)

Net income (loss) per diluted share	$0.32	$(0.03)	$0.48	$(0.53)

Shares used in calculating basic net income (loss) per share	46,293	40,910	43,766	39,806

Shares used in calculating diluted net income (loss) per share	50,579	40,910	48,004	39,806

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Operating activities:
Net income (loss)	$22,826	$(21,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	15,800
Depreciation and amortization	4,218	2,629
Loss on disposal of property and equipment	31	74
Amortization of premium on investments	—	(14)
Stock-based compensation expense	10,212	215
Amortization of gain on sale of land and building	(281)	(281)
Changes in operating assets and liabilities:
Accounts receivable	(11,049)	(6,957)
Inventory	(8,978)	(3,355)
Prepaid expenses and other current assets	(1,566)	(131)
Other assets	(2,287)	(4)
Accounts payable and accrued liabilities	11,265	5,254
Accrued litigation judgment	—	(5,957)
Other long-term liabilities	5,828	2,839

Net cash provided by (used in) operating activities	30,219	(11,088)

Investing activities:
Cash paid for acquisition, net of cash acquired	—	(2,388)
Investment in secured convertible debentures	(3,036)	—
Purchases of available-for-sale securities	(188,238)	—
Sales and maturities of available-for-sale securities	62,400	12,248
Purchases of property and equipment	(13,477)	(8,866)
Cash paid for intangible assets	(15)	—

Net cash provided by (used in) investing activities	(142,366)	994

Financing activities:
Payments on long-term debt	(78)	(54)
Proceeds from issuance of common stock	105,586	5,052

Net cash provided by financing activities	105,508	4,998

Effect of foreign currency translation on cash and cash equivalents	(17)	479

Net decrease in cash and cash equivalents	(6,656)	(4,617)
Cash and cash equivalents at beginning of period	50,822	54,789

Cash and cash equivalents at end of period	$44,166	$50,172

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Principles
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.
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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and nine months ended October 1, 2006 and October 2, 2005 were both 13 and 39 weeks, respectively.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation and oligos, as well as freight revenue. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments.
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

     In order to assess whether the price is fixed and determinable, the Company ensures there are no refund rights. If payment terms are based on future performance or a right of return exists, the Company defers revenue recognition until the price becomes fixed and determinable. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates regarding application of SAB No. 104 might result in a change in the timing or amount of revenue recognized.
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
Cash and Cash Equivalents
     Cash and cash equivalents are comprised of short-term, highly liquid investments primarily consisting of money market-type funds and commercial paper.
Investments
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “available-for-sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests excess cash balances in marketable debt securities, including auction rate certificates, commercial paper and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type.

Stock-Based Compensation
     On January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and employee stock purchase plan (ESPP) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 2, 2006 is based on the grant date fair-value as determined under APB No. 25. For the three and nine months ended October 1, 2006, the Company has recorded an incremental $3.8 million and $10.2 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS No. 123R. Net income per diluted share was reduced by $0.07 and $0.21, respectively, for the three and nine months ended October 1, 2006 as a result of the adoption of SFAS No. 123R. Stock-based compensation expense capitalized as part of inventory as of October 1, 2006 was approximately $0.1 million. As of October 1, 2006, approximately $46.7 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares are expected to be recognized over a weighted-average period of approximately two years.
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
     The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the specified reporting periods (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 2, 2005	October 2, 2005
Net loss as reported	$(1,426)	$(21,200)
Add: Stock-based compensation expense recorded	117	215
Less: Assumed stock-based compensation expense	(2,202)	(6,343)

Pro forma net loss	$(3,511)	$(27,328)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.53)

Pro forma	$(0.09)	$(0.69)

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

     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Interest rate – stock options	4.83 – 5.05%	4.03%	4.36 – 5.05%	3.89%
Interest rate – stock purchases	4.08 – 4.85%	3.25 – 4.08%	4.08 – 4.85%	3.25 – 4.08%
Volatility – stock options	75%	88%	76%	90%
Volatility – stock purchases	76 – 90%	90 – 103%	76 – 90%	90 – 103%
Expected life – stock options	6 years	5 years	6 years	5 years
Expected life – stock purchases	6 – 12 Months	6 – 24 months	6 – 12 months	6 – 24 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$24.40	$8.76	$18.35	$6.80
Weighted average fair value per share of employee stock purchases	$5.27	$1.92	$4.76	$1.81
Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Weighted-average shares outstanding	46,331	40,954	43,804	39,859
Less: Weighted-average shares of common stock subject to repurchase	(38)	(44)	(38)	(53)

Weighted-average shares used in calculating basic net income (loss) per share	46,293	40,910	43,766	39,806
Plus: Effect of dilutive potential common shares	4,286	—	4,238	—

Weighted-average shares used in calculating diluted net income (loss) per share	50,579	40,910	48,004	39,806

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 7,000,840 for the three and nine months ended October 2, 2005.
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective cash flow hedges, and foreign currency translation adjustments.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income (loss)	$16,162	$(1,426)	$22,826	$(21,200)
Foreign currency translation adjustments	30	4	190	53
Unrealized gain on forward contracts	—	3	—	62
Unrealized gain (loss) on investments	(49)	—	32	29
Unrealized loss on cash flow hedges	—	—	(10)	—

Total other comprehensive income (loss)	$16,143	$(1,419)	$23,038	$(21,056)

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN No. 48 to have a material impact on its consolidated results of operations and financial position, and the Company is continuing to evaluate the impact, if any, the adoption of FIN No. 48 will have on its disclosure requirements.
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations and financial position.
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
     CyVera was created in October 2003 to commercialize its technology and optical instrumentation/reader concepts. The Company believes that the CyVera technology, branded VeraCode™, is highly complementary to the Company’s own portfolio of products and services and will enhance the Company’s capabilities to service its existing customers as well as accelerate the development of additional technologies, products and services. The Company believes that integrating CyVera’s capabilities with the Company’s technologies will better position the Company to address the emerging biomarker research and development and in-vitro and molecular diagnostic markets. The Company plans to launch its first products resulting from this acquisition over the next few quarters.
     Pursuant to the Merger Agreement, the Company issued 1.6 million shares (the Shares) of common stock, paid $2.3 million in cash and assumed the net liabilities of CyVera. In addition, the Company assumed the outstanding stock options of CyVera. Approximately 250,000 of the Shares were deposited into an escrow account with a bank to satisfy any claims for indemnification made by the Company or CyVera pursuant to the Merger Agreement. No claims for indemnification were made and the escrow agent released the shares from escrow during the second quarter of 2006.
     The results of CyVera’s operations have been included in the accompanying unaudited condensed consolidated financial statements from the date of the acquisition. The total cost of the acquisition is as follows (in thousands):

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

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company performs its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. The Company has performed its annual test of goodwill and has determined there was no impairment of goodwill as of October 1, 2006.
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

     The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of those periods (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	October 2, 2005	October 2, 2005
Revenue	$19,516	$50,488
Net loss	$(1,538)	$(6,762)
Basic and diluted net loss per share	$(0.03)	$(0.16)
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

	October 1, 2006	January 1, 2006
Raw materials	$7,379	$4,575
Work in process	9,012	4,546
Finished goods	3,006	1,188

	$19,397	$10,309

5. Intangible Assets
     Intangible assets consist of license agreements and acquired technology. The cost of the Company’s license agreements was $859,450 and the Company has amortized $805,617 through October 1, 2006.
6. Warranties
     The Company generally provides a one-year warranty on instrument systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts are recorded as a component of cost of service and other revenue and are recognized ratably over the term of the maintenance contract.

     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at January 1, 2006	$751
Additions charged to cost of revenue	925
Repairs and replacements	(759)

Balance at October 1, 2006	$917

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	October 1, 2006	January 1, 2006
Accounts payable	$10,614	$7,390
Compensation	5,789	4,922
Legal and other professional fees	2,610	2,311
Short-term deferred revenue	5,878	1,937
Customer deposits	4,091	1,361
Reserve for product warranties	917	751
Other	3,463	2,928

	$33,362	$21,600

8. Stockholders’ Equity
     On May 24, 2006, the Company completed a public offering of 4,025,000 shares of its common stock at a public offering price of $25.50 per share. This transaction generated net proceeds of $96.5 million for the Company and was completed pursuant to a shelf registration statement initially filed with the SEC in May 2006.
     As of October 1, 2006, the Company had 46,506,258 shares of common stock outstanding, of which 4,814,243 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of October 1, 2006, 37,500 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.
2005 Stock and Incentive Plan
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. The 2005 Stock Plan provides that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. As of October 1, 2006, options to purchase 2,846,050 shares remained available for future grant under the 2005 Stock Plan.
     The Company’s stock option activity under all stock option plans during the specified reporting period is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 1, 2006	7,325,431	$7.96
Granted	2,455,100	$26.43
Exercised	(922,864)	$7.06
Cancelled	(229,776)	$10.85

Outstanding at October 1, 2006	8,627,891	$13.23

     Following is a further breakdown of the options outstanding as of October 1, 2006:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.03 – 5.75	1,603,501	6.46	$3.87	987,657	$3.67
$5.99 – 8.30	1,518,262	6.28	$7.03	695,971	$7.33
$8.35 – 9.08	1,486,201	7.96	$8.65	414,728	$8.72
$9.09 – 16.03	1,510,090	7.73	$12.04	619,210	$11.22
$16.25 – 26.13	1,438,987	9.08	$21.74	181,382	$20.88
$26.16 – 45.00	1,070,850	9.77	$32.64	12,000	$34.22

$0.03 – 45.00	8,627,891	7.76	$13.23	2,910,948	$8.07

     The aggregate intrinsic value of options outstanding and options exercisable as of October 1, 2006 was $172.5 million and $72.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $33.04 as of September 29, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $21.6 million for the nine months ended October 1, 2006.
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
     The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the Purchase Plan provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. 147,654 and 266,394 shares were issued under the Purchase Plan during the three and nine months ended October 1, 2006, respectively. As of October 1, 2006, there were 2,762,936 shares available for issuance under the Purchase Plan.
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
Operating Leases
     In August 2004, the Company entered into a ten-year lease for its corporate headquarters in San Diego, California after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and is currently paying monthly rent of $338,048 with an annual increase of 3% in each subsequent year through August 2014. The lease contains an option to renew for three additional periods of five years each. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company also leases an office and laboratory facility in Connecticut, additional office, distribution and storage facilities in San Diego, and four foreign facilities located in Japan, Singapore, China and the Netherlands under non-cancelable operating leases that expire at various times through June 2011. These leases contain renewal options ranging from one to five years.
10. Legal Proceedings
     The Company has incurred substantial costs in defending itself against patent infringement claims, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of the Company’s BeadArray™ products and services, including the Company’s Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of products, if any, that are determined to be infringing these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, the Company filed its answer to Affymetrix’ complaint, seeking declaratory judgments from the court that it does not infringe the Affymetrix patents and that such patents are invalid, and the Company filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage.
     On February 15, 2006, the court allowed the Company to file its first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified the Company of its decision to drop one of the six patents from the suit, and of its intention to assert infringement of certain additional claims of the remaining five patents. The Company has filed a motion to preclude Affymetrix from asserting infringement of those additional claims. That motion is still pending at this time. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Affymetrix and the Company filed summary judgment motions by the July 14, 2006 court-established deadline. On August 16, 2006, the court issued a ruling on the Markman (claim construction) hearing it had held on April 20, 2006. The Company believes the court’s Markman opinion construed several key claim terms in favor of the Company and did not adversely affect the Company’s defenses and pending counterclaims in any material respect. At the request of the parties, trial has been rescheduled to March 5, 2007 from October 16, 2006. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to defend vigorously against this suit. However, the Company cannot be sure that it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of its products and services, could result in a material adverse effect on its business, financial condition and results of operations.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against the Company in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of the Company’s patents and patent applications, and alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of the Company’s patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of the Company’s patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, the Company filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, the Company filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim. On July 13, 2006, the court granted the Company’s motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct. On July 27, 2006, the Company filed its answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents, and fraud). There has been no trial date set for this case. The Company believes it has meritorious defenses against these claims.

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
deCODE genetics
     In May 2006, the Company and deCODE genetics, ehf. (deCODE) executed a Joint Development and Licensing Agreement (the Development Agreement). Pursuant to the Development Agreement, the parties agreed to collaborate exclusively to develop, validate and commercialize specific diagnostic tests for variants in genes involved in three disease-related pathways: the gene-encoding leukotriene A4 hydrolase, linked to heart attack; the gene-encoding transcription factor 7-like 2 (TCF7L2), linked to type 2 diabetes; and the gene-encoding BARD1, linked to breast cancer. The Company and deCODE intend to develop these diagnostic tests for use on the Company’s BeadXpress™ system.
     Under the agreement, the Company will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, the Company installed instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the Company’s Sentrix® HumanHap300 BeadChips and associated reagents. The Company has deferred approximately $2.0 million of revenue for instruments installed during the third quarter of 2006 under guidance provided by SFAS No. 48, Revenue Recognition When Right of Return Exists. This amount is classified as a long-term liability as of October 1, 2006. The Company has also deferred approximately $1.3 million of costs related to product shipments to deCODE, which are classified as a long-term asset as of October 1, 2006.
12. Investment in Genizon BioSciences Inc.
     In January 2006, Genizon BioSciences Inc. (Genizon), a Canadian company focused on gene discovery, purchased from the Company approximately $1.9 million in equipment and committed to purchase an additional $4.3 million in consumables. Genizon is using Illumina’s HumanHap300 BeadChip along with the Infinium® assay to perform whole-genome association studies involving thousands of members of the Quebec Founder Population. The goal of the studies is to provide understanding of the genetic origins and mechanisms of common diseases which may then lead to possible drug targets.

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
     As of October 1, 2006, the debenture was recorded at face value, which is the fair value, and is classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security.
     The Company has concluded that the purchase of the debenture and the concurrent purchase by Genizon of Illumina’s products are “linked” transactions under guidance contained in EITF No. 00-21. Since the transactions are considered “linked,” the Company has deferred approximately $3.0 million of revenue (the face value of the Debentures) as of October 1, 2006, related to the Genizon product shipments. The deferred revenue is classified as a long-term liability as of October 1, 2006. This amount is expected to remain in deferred revenue until Genizon settles the Debenture in cash or when a liquidity event occurs that generates cash or a security that is readily convertible into cash. The Company has also deferred approximately $1.1 million of costs related to product shipments to Genizon as a long-term asset as of October 1, 2006. All Genizon shipments that generate revenue over the face value of the debenture will be evaluated under the Company’s revenue recognition policy, which is outlined in Note 1.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and notes thereto for the year ended January 1, 2006 included in our Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
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

     In 2001, we began commercial sale of short pieces of DNA called oligonucleotides, which we refer to as oligos, manufactured using our proprietary Oligator technology. We believe our Oligator technology is more cost effective than competing technologies, and this advantage enabled us to market our oligos under a price leadership strategy while still achieving attractive gross margins. In 2001, we also commercialized the first implementation of our BeadArray technology, the Sentrix Array Matrix. This is a disposable matrix of 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle may perform more than 1,500 unique assays, which enables researchers to perform focused genotyping experiments in a high-throughput format. This format was also used to initiate our single nucleotide polymorphism (SNP) genotyping services product line. As a result of the increasing market acceptance of our high throughput, low cost BeadArray technology, we have entered into genotyping service contracts with many leading genotyping centers.
     In 2002, we announced the launch of a production-scale, turn-key platform, the BeadLab, which includes all hardware and software necessary to enable researchers to perform genetic analysis research. This system is being marketed to a small number of high throughput genotyping users.
     In 2003, we announced the launch of several new products, including:
•	a new array format, the Sentrix BeadChip, which significantly expanded market opportunities for our BeadArray technology and provides increased experimental flexibility for life science researchers;

•	a gene expression product line on both the Sentrix Array Matrix and the Sentrix BeadChip that allows researchers to analyze a focused set of genes across eight to 96 samples on a single array; and

•	a benchtop SNP genotyping and gene expression system, the BeadStation, for performing moderate-scale genotyping and gene expression using our technology. The BeadStation includes our BeadArray Reader and analysis software and is designed to match the throughput requirements and variable automation needs of individual research groups and core labs.
     Sales of these products began in the first quarter of 2004 and, as of October 1, 2006, we have shipped 211 BeadArray Readers, including those shipped with all BeadLabs and BeadStations.
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
     In 2005, we began shipments of Sentrix BeadChips for whole-genome gene expression and whole-genome genotyping. The whole-genome gene expression BeadChips are designed to enable high-performance, cost-effective, whole-genome expression profiling of multiple samples on a single chip, resulting in a dramatic reduction in cost of whole-genome expression analysis. Our whole-genome expression product line now includes multi-sample products for the Human, Mouse and Rat Genomes. The whole-genome genotyping BeadChip is designed to scale up to high levels of multiplexing without compromising data quality and to provide scientists the ability to query hundreds of thousands of SNPs in parallel. In the second quarter of 2005, we commenced shipment of our first whole-genome genotyping BeadChip, the HumanHap-1, which interrogates more than 100,000 SNPs in parallel. In the fourth quarter of 2005, we began shipping the new Sentrix HumanHap300 Genotyping BeadChip to customers around the world. Using the Infinium assay, which enables us to select virtually any SNP in the genome, the HumanHap300 BeadChip allows analysis of more than 317,000 SNPs. We selected the SNPs for inclusion on the chip in collaboration with a consortium of scientists that are leaders in the genotyping field.
     In the second quarter of 2005, we completed the acquisition of CyVera Corporation, a privately-held Connecticut-based company, pursuant to which CyVera became a wholly-owned subsidiary of Illumina. We believe that CyVera’s digital-microbead technology, renamed the VeraCode technology, is highly complementary to our portfolio of products and services. The acquisition is expected to provide us with a comprehensive approach to bead-based assays for biomarker research and development and in-vitro and molecular diagnostic opportunities, including those that require low-complexity as well as high-complexity testing. We plan to launch our first products based on the VeraCode technology over the next few quarters. The purchase price associated with this transaction was approximately $17.8 million. We allocated $15.8 million of this purchase price to acquired in-process research and development and charged such amount against earnings in the second quarter of 2005.

     In 2006, we announced the launch of several new products, including:
•	Sentrix HumanHap240S BeadChip. The HumanHap240S BeadChip is a companion to our Sentrix HumanHap300 BeadChip for genome-wide disease association studies that enables researchers to interrogate an additional 240,000 SNPs utilizing our Infinium assay. We began shipment of this product in the first quarter of 2006.

•	Sentrix HumanHap550 BeadChip. The HumanHap550 BeadChip contains over 550,000 SNPs on a single microarray. We began shipment of this product in the second quarter of 2006.

•	Illumina AutoLoader. The AutoLoader automates BeadChip loading and scanning and increases lab throughput. The AutoLoader is designed to support up to two BeadArray Readers simultaneously for unattended operation. We began shipment of AutoLoaders in the second quarter of 2006.

•	Sentrix HumanHap650Y BeadChip. The HumanHap650Y BeadChip contains over 650,000 SNP markers on a single microarray, which we believe provides the most comprehensive genomic coverage and highest data quality of any whole-genome genotyping product currently available. We began shipment of this product in the third quarter of 2006.

•	Sentrix HumanHap550+ BeadChip. The HumanHap550+ BeadChip allows customers to add up to 120,000 custom SNP markers to supplement the standard content provided on the existing Sentrix HumanHap550 BeadChip, yielding up to 670,000 markers for association studies.

•	iSelect™ Infinium genotyping products. The iSelect Infinium genotyping product line is used for focused content applications. Customers can create a custom array of up to 60,000 SNP markers per sample with 12 samples per chip. We began shipment of these products in the third quarter of 2006.

•	HumanHap300-Duo and the Human Hap300-Duo+ Genotyping BeadChips. The HumanHap300-Duo allows researchers to analyze two samples simultaneously, with over 634,000 total tag SNPs on a single BeadChip. The HumanHap300-Duo+ allows for the addition of 60,000 custom SNP loci to the base product, enabling researchers to enrich that product with SNPs of interest in any genomic region.

•	RatRef-12 Expression BeadChip. The RatRef-12 Expression BeadChip enables analysis of 12 samples in parallel on a single BeadChip. Content for this BeadChip is derived from the NCBI RefSeq database (Release 16), with over 22,000 rat transcripts represented.
     Our revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect our customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and net income or loss, we believe quarterly comparisons of our operating results are not a good indication of our future performance.
     Prior to 2006, we incurred substantial operating losses. As of October 1, 2006, our accumulated deficit was $121.8 million and total stockholders’ equity was $211.1 million. Losses prior to 2006 have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize our products and services, an acquired in-process research and development charge of $15.8 million related to our acquisition of CyVera and a charge of $5.9 million related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale-up activities over the next several years. We will also need to increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services.

Critical Accounting Policies and Estimates
General
     Our discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires that management make estimates, assumptions and judgments with respect to the application of accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from those estimates. Our significant accounting policies are described in Note 1 to our unaudited condensed consolidated financial statements. Certain accounting policies are deemed critical if 1) they require an accounting estimate to be made based on assumptions that were highly uncertain at the time the estimate was made, and 2) changes in the estimate that are reasonably likely to occur, or different estimates that we reasonably could have used would have a material effect on our unaudited condensed consolidated financial statements.
     Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the unaudited condensed consolidated financial statements.
Revenue Recognition
     Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation and oligos, as well as freight revenue. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments.
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
     In order to assess whether the price is fixed and determinable, we ensure there are no refund rights. If payment terms are based on future performance or a right of return exists, we defer revenue recognition until the price becomes fixed and determinable. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates regarding application of SAB No. 104 might result in a change in the timing or amount of revenue recognized.
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
Goodwill and Intangible Asset Valuation
     The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different acceptable generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.
     During fiscal 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of October 1, 2006, we had $2.1 million of goodwill. This goodwill is reported as a separate line item in the balance sheet. We have performed our annual test of goodwill and have determined there has been no impairment of goodwill as of October 1, 2006.
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
Income Taxes
     We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. A valuation allowance for the full amount of the resulting net deferred tax asset has been recorded, as the future realization of the tax benefit is uncertain. As of October 1, 2006, we have maintained the full valuation allowance against our deferred tax assets as we have not met the “more likely than not” threshold required under SFAS No. 109.
Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Revenue:
Product revenue	88%	83%	86	81%
Service and other revenue	12	14	13	16
Research revenue	—	3	1	3

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue	27	30	27	28
Cost of service and other revenue	3	4	4	4
Research and development	14	36	20	41
Selling, general and administrative	27	38	32	39
Acquired in-process research and development	—	—	—	31

Total costs and expenses	71	108	83	143

Income (loss) from operations	29	(8)	17	(43)
Interest and other income, net	3	1	3	1

Income (loss) before income taxes	32	(7)	20	(42)
Provision for income taxes	2	—	1	—

Net income (loss)	30%	(7)%	19%	(42)%

Three and Nine Months Ended October 1, 2006 and October 2, 2005
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and nine months ended October 1, 2006 and October 2, 2005 were both 13 and 39 weeks, respectively.
Revenue

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	Percentage	October 1,	October 2,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Product revenue	$46,918	$16,285	188%	$106,582	$41,085	159%
Service and other revenue	6,441	2,724	136%	16,503	8,198	101%
Research revenue	113	507	(78)%	1,066	1,205	(12)%

Total revenue	$53,472	$19,516	174%	$124,151	$50,488	146%

     Total revenue for the three and nine months ended October 1, 2006 and October 2, 2005 was $53.5 million and $124.2 million, and $19.5 million and $50.5 million, respectively. This represents an increase of $34.0 million, or 174%, and $73.7 million, or 146%, compared to the three and nine months ended October 2, 2005.
     Product revenue increased to $46.9 million and $106.6 million, respectively, for the three and nine months ended October 1, 2006, from $16.3 million and $41.1 million, respectively, for the three and nine months ended October 2, 2005. The increase in both the three and nine months ended October 1, 2006 resulted primarily from higher consumable and BeadStation sales. Growth in consumable revenue was primarily attributable to the launch and shipment of our whole genome genotyping products, the HumanHap300 and HumanHap550 BeadChips. In addition, growth in consumable revenue can be attributed to the growth in our installed base of BeadArray Readers, which has doubled since October 2, 2005. Consumable products constituted 71% and 65% of product revenue in the three and nine months ended October 1, 2006, compared to 42% and 45% in the three and nine months ended October 2, 2005. We expect to see continued growth in product revenue, which can be partially attributed to the launch of several new products, as well as the growth of our installed base of BeadArray Readers.
     Service and other revenue increased to $6.4 million and $16.5 million, respectively, for the three and nine months ended October 1, 2006, from $2.7 million and $8.2 million for the three and nine months ended October 2, 2005, due primarily to the delivery of several significant Infinium and GoldenGate® SNP genotyping service contracts. We introduced our Infinium services in early 2006. We expect sales from SNP genotyping services contracts to fluctuate on a quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for selecting the SNPs and delivering their samples to us.
     Government grants and other research funding decreased to $0.1 million and $1.1 million in the three and nine months ended October 1, 2006, from $0.5 million and $1.2 million for the three and nine months ended October 2, 2005, due primarily to the completion of several projects funded by grants from the National Institutes of Health. We do not expect research revenue to be a material component of our revenue going forward.

Cost of Product and Service and Other Revenue

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	Percentage	October 1,	October 2,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Cost of product revenue	$14,523	$5,845	148%	$34,111	$13,815	147%
Cost of service and other revenue	1,833	754	143%	5,114	2,117	142%

Total cost of product and service and other revenue	$16,356	$6,599	148%	$39,225	$15,932	146%

     Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product revenue increased to $14.5 million and $34.1 million for the three and nine months ended October 1, 2006, from $5.8 million and $13.8 million for the three and nine months ended October 2, 2005, primarily driven by higher consumable and instrument sales. Gross margin on product revenue increased to 69% and 68% for the three and nine months ended October 1, 2006, from 64% and 66% for the three and nine months ended October 2, 2005, due primarily to favorable product mix as well as decreased manufacturing costs. The decrease in manufacturing costs is primarily due to reduced raw material costs as a result of more favorable negotiated prices with our vendors and improvements in our manufacturing processes. For the three and nine months ended October 1, 2006, gross margin on product revenue was unfavorably impacted by a $0.4 and $0.9 million increase, respectively, in stock-based compensation expense recognized as cost of product revenue resulting from the adoption of SFAS No. 123R.
     Cost of service and other revenue increased to $1.8 million and $5.1 million for the three and nine months ended October 1, 2006, from $0.8 million and $2.1 million for the three and nine months ended October 2, 2005, primarily due to higher service revenue. Gross margin on service and other revenue remained flat at 72% for the three months ended October 1, 2006, compared to the three months ended October 2, 2006. Gross margin on service and other revenue decreased to 69% for the nine months ended October 1, 2006, compared to 74% for the nine months ended October 2, 2005, primarily due to a change in the mix of projects. In addition, gross margin on service and other revenue for the three and nine months ended October 1, 2006 was unfavorably impacted by a $0.1 million and $0.2 million increase, respectively, in stock-based compensation expense recognized as cost of service and other revenue resulting from the adoption of SFAS No. 123R.
     We expect product mix to continue to affect our future gross margins. However, we expect our market to become increasingly price competitive and our margins may fluctuate from quarter to quarter.
Research and Development Expenses

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	Percentage	October 1,	October 2,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Research and development	$7,744	$7,078	9%	$24,547	$20,289	21%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred.
     Research and development expenses increased to $7.7 million and $24.5 million for the three and nine months ended October 1, 2006, from $7.1 million and $20.3 million for the three and nine months ended October 2, 2005. Research and development expenses for the three and nine months ended October 1, 2006 included stock-based compensation expenses resulting from the adoption of

SFAS No. 123R totaling $1.0 million and $2.8 million, respectively. Exclusive of these stock-based compensation charges, the decrease in research and development expenses for the three months ending October 1, 2006 is primarily due to costs incurred in 2005 to develop our fourth-generation Oligator technology platform. For the nine months ending October 1, 2006, the increase in research and development expense was primarily due to the development of our recently-acquired VeraCode technology purchased in conjunction with our acquisition of CyVera in April 2005. The Company plans to launch its first products resulting from this acquisition over the next few quarters. Research and development expenses related to the VeraCode technology increased $0.2 million and $2.4 million for the three and nine months ended October 1, 2006, compared to the three and nine months ended October 2, 2005. In addition, costs to support our Oligator technology platform and BeadArray research activities decreased $0.5 million and $0.9 million, respectively, for the three and nine months ended October 1, 2006, compared to the three and nine months ended October 2, 2005.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	Percentage	October 1,	October 2,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$14,118	$7,377	91%	$39,143	$19,930	96%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $14.1 million and $39.1 million for the three and nine months ended October 1, 2006, compared to $7.4 million and $19.9 million for the three and nine months ended October 2, 2005. Selling, general and administrative expenses for the three and nine months ended October 1, 2006 included stock-based compensation expenses resulting from the adoption of SFAS No. 123R totaling $2.4 million and $6.4 million, respectively.
     Exclusive of stock-based compensation charges, our sales and marketing expenses increased $1.9 million during the three months ended October 1, 2006, compared to the three months ended October 2, 2005, of which $1.7 million is attributable to personnel-related expenses for the build-out of our sales force and customer support staff and $0.2 million is attributable to other non-personnel-related costs, mainly sales and marketing activities for our existing and new products. General and administrative expenses, exclusive of stock-based compensation expense, increased $2.6 million in the three months ended October 1, 2006, compared to the three months ended October 2, 2005, of which $1.5 million is attributable to outside legal costs related to the Affymetrix litigation, $0.8 million is attributable to higher personnel-related costs associated with the growth of our business and $0.3 million is attributable to higher outside consulting costs.
     Exclusive of stock-based compensation charges, sales and marketing expenses increased $4.9 million during the nine months ended October 1, 2006, compared to the nine months ended October 2, 2005. The increase is primarily due to increases of $4.3 million attributable to personnel-related expenses and $0.6 million attributable to other non-personnel-related costs, mainly sales and marketing activities for our existing and new products. Exclusive of stock-based compensation charges, general and administrative expenses increased $8.1 million during the nine months ended October 1, 2006, compared to the nine months ended October 2, 2005, due to increases of $4.7 million in outside legal costs related to the Affymetrix litigation, $2.2 million in personnel-related expenses and $1.2 million in outside consulting costs.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure, incur increased litigation costs and incur additional costs to finance the commercialization and support of an increasing number of products.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	Percentage	October 1,	October 2,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Interest and other income, net	$1,996	$171	1,067%	$3,420	$424	707%
     Interest income on our cash and cash equivalents and investments was $2.2 million and $3.6 million, respectively, for the three and nine months ended October 1, 2006, compared to $0.2 million and $0.9 million for the three and nine months ended October 2, 2005. The increase is primarily due to higher cash balances from the proceeds of our May 2006 stock offering and operating cash flow, as well as higher effective interest rates on our cash equivalents and short-term investments.
     During the three months ended October 1, 2006, we recorded $0.2 million of foreign currency transaction losses compared to an immaterial amount of foreign currency transaction losses during the three months ended October 1, 2005. During the nine months ended October 1, 2006, we recorded approximately $0.1 million in losses due to foreign currency transactions, compared to approximately $0.4 million in losses during the nine months ended October 2, 2005.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	Percentage	October 1,	October 2,	Percentage
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Provision for income taxes	$1,088	$59	1,744%	$1,830	$161	1,037%
     Our provision for income taxes consists of estimated U.S. federal and state income taxes of $0.9 million and $1.4 million for the three and nine months ended October 1, 2006. In addition, we have estimated foreign income tax expense, totaling approximately $0.2 million and $0.4 million for the three and nine months ended October 1, 2006, compared to $0.1 million and $0.2 million for the three and nine months ended October 2, 2005. Although profitable for the three and nine months ended October 1, 2006, we have utilized part of our net operating loss carryforwards to minimize our federal and state income taxes. As of January 1, 2006, we had net operating loss carryforwards for federal and California tax purposes of approximately $102.8 million and $31.8 million, respectively. In addition, we had tax credits for federal and California tax purposes of approximately $4.5 million and $4.2 million, respectively. In the first quarter of 2006, we completed a formal Section 382 and 383 analysis, which resulted in a limitation of approximately $0.2 million to our total net operating loss carryforwards and tax credits. We will need to complete a Section 382 and 383 analysis related to the $6.5 million of net operating losses and $0.1 million of tax credits obtained as a result of the CyVera acquisition on April 8, 2005, as well as update our corporate Section 382 and 383 analysis through tax year 2006. Any change in ownership under Section 382 and 383 may limit our ability to fully utilize our net operating loss carryforwards and tax credits.
Liquidity and Capital Resources
Cashflow (in thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Net cash provided by (used in) operating activities	$30,219	$(11,088)
Net cash provided by (used in) investing activities	(142,366)	994
Net cash provided by financing activities	105,508	4,998
Effect of foreign currency translation on cash and cash equivalents	(17)	479

Net decrease in cash and cash equivalents	$(6,656)	$(4,617)

     As of October 1, 2006, we had cash, cash equivalents and short-term investments of $169.9 million. We currently invest our funds in U.S. dollar-based, short-term money market mutual funds, corporate bonds, commercial paper, auction rate certificates and treasury notes.

     Our operating activities generated cash of $30.2 million in the nine months ended October 1, 2006, compared to using cash of $11.1 million in the nine months ended October 2, 2005. Net cash provided by operating activities in the nine months ended October 1, 2006 was primarily the result of net income of $22.8 million, an $11.3 million increase in accounts payable and accrued liabilities, $10.2 million related to non-cash stock compensation expense resulting from the adoption of SFAS No. 123R, a $5.8 million increase in long-term liabilities and non-cash charges of $4.2 million for depreciation and amortization. These sources were partially offset by an $11.0 million increase in accounts receivable, a $9.0 million increase in inventory, a $2.3 million increase in other assets and a $1.6 million increase in prepaid expenses and other current assets. The increases in long-term liabilities and other assets are primarily due to long-term deferred revenue and costs of sales related to our investment in Genizon Biosciences and our deCODE collaboration. The accounts receivable and inventory increases are primarily due to our significant sales growth of 146% during the nine months ended October 1, 2006, compared to the nine months ended October 2, 2005, which resulted from increased customer demand and our introduction of new products and services into the market. The increase in prepaid expenses and other current assets are primarily associated with prepaid software licenses and insurance, as well as an increase in interest receivable. The increase in accounts payable and accrued liabilities was primarily driven by increases in general business activity associated with our sales growth, as well as expenses associated with the expansion of our corporate infrastructure to accommodate this growth. Net cash used in operating activities in the nine months ended October 2, 2005 was primarily the result of a net loss of $21.2 million, a $7.0 million increase in accounts receivable, a $6.0 million payment for a litigation judgment and a $3.4 million increase in inventory. These usages were offset, in part, by a $5.3 million increase in accounts payable and accrued liabilities, a $2.8 million increase in long-term liabilities primarily related to payments received from Invitrogen Corporation recorded as deferred revenue, non-cash charges of $2.6 million for depreciation and amortization and a non-cash IPR&D charge of $15.8 million related to the CyVera acquisition.
     Our investing activities used cash of $142.4 million in the nine months ended October 1, 2006, compared to providing cash of $1.0 million in the nine months ended October 2, 2005. Cash used in investing activities in the nine months ended October 1, 2006 was primarily due to the purchase of available-for-sale securities totaling $188.2 million, as well as the purchase of a $3.0 million secured convertible debenture in Genizon BioSciences Inc. Further, $13.5 million was used for the purchase of property and equipment primarily related to the expansion of our manufacturing capacity. Our manufacturing capacity for BeadChips has increased approximately tenfold over the level as of October 2, 2005. These uses of cash were partially offset by $62.4 million provided by sales and maturities of available-for-sale securities. Cash provided by investing activities in the nine months ended October 2, 2005 was due to $12.2 million from the sale or maturity of available-for-sale securities used to provide operating funds for our business, reduced by $8.9 million for the purchase of property and equipment and $2.4 million in net cash paid for the acquisition of CyVera.
     Our financing activities provided $105.5 million in the nine months ended October 1, 2006, compared to $5.0 million in the nine months ended October 2, 2005. Cash provided by financing activities in the nine months ended October 1, 2006 was primarily due to $96.5 million in net proceeds from a public stock offering completed in May 2006, as well as proceeds from the issuance of common stock from option exercises and employee stock purchase plan purchases totaling $9.1 million. Cash provided during the nine months ended October 2, 2005 was due primarily to proceeds from the issuance of common stock from option exercises and employee stock purchase plan purchases.
     We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our anticipated operating needs for the foreseeable future, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including the successful resolution of our legal proceedings with Affymetrix, our ability to successfully commercialize our SNP genotyping and gene expression systems and extensions to those products and to expand our oligos and SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments and the success of our collaboration with Invitrogen and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding in the future.
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
     Exchange gains and losses arising from transactions denominated in foreign currencies are recorded in operations. Periodically, we hedge significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. Our forward exchange contracts have been designated as cash flow hedges and to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. There were no forward foreign currency forward contracts outstanding at October 1, 2006. The notional settlement amount of the foreign currency forward contracts outstanding at January 1, 2006 was $0.1 million. As of January 1, 2006, we had one foreign currency forward contract outstanding. This contract had a fair value of $882, representing an unrealized gain, and was included in other current assets at January 1, 2006. For the nine months ended October 1, 2006 and October 2, 2005, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $0.1 million and $3.3 million, respectively.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of October 1, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 1, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the third quarter of 2006 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

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
     On February 15, 2006, the court allowed us to file our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified us of its decision to drop one of the six patents from the suit and of its intention to assert infringement of certain additional claims of the remaining five patents. We have filed a motion to preclude Affymetrix from asserting infringement of those additional claims. That motion is still pending at this time. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Both parties filed summary judgment motions by the July 14, 2006 deadline established by the court. On August 16, 2006, the court issued a ruling on the claim construction hearing that it had held on April 20, 2006. We believe the court’s opinion construed several key claim terms in our favor, and did not adversely impact our defenses and pending counterclaims in any material respect. Trial has been rescheduled to March 5, 2007 from October 16, 2006 at the request of both parties. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix, and intend to defend vigorously against this suit. However, we cannot be sure that we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of our patents and patent applications and alleging that we committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, we filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, we filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim. On July 13, 2006, the court granted our motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct. On July 27, 2006, we filed an answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents, and fraud). There has been no trial date set for this case. We believe we have meritorious defenses against these claims.

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
     On June 30, 2006, the court dismissed a patent Affymetrix had sought to withdraw from its suit leaving five patents being asserted against us. On August 16, 2006, the court issued a ruling on the claim construction hearing that it had held on April 20, 2006 as part of this litigation. We believe the court’s mixed ruling interpreted certain claim terms in our favor, and did not adversely impact our defenses and counterclaims which are still pending. At the request of both parties, trial has been rescheduled to March 5, 2007 from October 16, 2006. Any adverse ruling or perception of an adverse ruling throughout these proceedings may have an adverse impact on our stock price, and such impact may be disproportionate to the actual import of the ruling itself.
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
We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.
     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and biological function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, prices per data point for genotyping have fallen significantly over the last two years and we anticipate that prices will continue to fall. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we do. Furthermore, life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.
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
     Our revenue is subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to achieve and maintain annual profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.
We have a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.
     We may not possess all of the resources, capability and intellectual property necessary to develop and commercialize all the products or services that may result from our technologies. Sales of our genotyping and gene expression systems only began in 2003, and some of our other technologies are in the early stages of commercialization or are still in development. You should evaluate us in light of the uncertainties and complexities affecting similarly situated companies developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale, and we currently have fewer resources available for research and development activities than some of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or at a price that enables us to compete effectively in the marketplace. Problems frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain intellectual property necessary to commercialize some of our products or services, which may not be available on favorable terms, or at all.
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
     We currently have fewer resources available for sales and marketing and technical support services compared to some of our primary competitors. In order to effectively commercialize our genotyping and gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.
We may encounter difficulties in integrating acquisitions that could adversely affect our business.
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
Our manufacturing capacity may limit our ability to sell our products.
     We continue to ramp up our capacity to meet our anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe that we have sufficient plans in place to ensure we have adequate capacity to meet our business plan in 2006 and 2007, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.
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
We have not yet achieved annual operating profitability.
     We have incurred net losses each year since our inception. As of October 1, 2006, our accumulated deficit was $121.8 million. Although we were profitable for the three and nine months ended October 1, 2006, our level of profitability will be impacted by SFAS No. 123R, which is expected to add additional expense of $14.0 million to $15.0 million in 2006. Our ability to achieve and sustain annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our selling and marketing expenses will increase at a higher rate in the future as a result of the launch of new products. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.
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
We may encounter difficulties in managing our growth. These difficulties could impair our profitability.
     We expect to experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our profitability could suffer. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

We may need additional capital in the future. If additional capital is not available on acceptable terms, we may have to curtail or cease operations.
     Our future capital requirements will be substantial and will depend on many factors, including the outcome of our legal proceedings with Affymetrix, the defense of any future litigation involving us, our ability to successfully market our genetic analysis systems and services, the need for capital expenditures to support and expand our business, the progress and scope of our research and development projects, the development and enforcement of our patent portfolio and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We anticipate that our current cash and cash equivalents, revenue from sales and funding from grants will be sufficient to fund our anticipated operating needs, barring unforeseen developments. However, this expectation is based upon our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding in the future. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as an acquisition, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity, the issuance of these securities could result in dilution to our stockholders.
     We have no credit facility or committed sources of capital available as of October 1, 2006. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.
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
     Approximately 53% and 37% of our revenue for the three months ended October 1, 2006 and October 2, 2005, respectively, was derived from customers outside the United States. Approximately 48% and 39% of our revenue for the nine months ended October 1, 2006 and October 2, 2005, respectively, was derived from customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit Number	Description of Document
10.3	Amended 2000 Employee Stock Purchase Plan.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)
Date: October 30, 2006	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Vice President and Chief Financial Officer