Form 10-K
period 2006-12-31
ILLUMINA INC
filed 2007-02-28
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☑     No ☐

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

As of February 1, 2007, there were 60,049,268 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), based on the closing price for the Common Stock on the NASDAQ Global Market on that date, was $1,289,642,486. This amount excludes an aggregate of 2,471,651 shares of Common Stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the Registrant, or that the Registrant is controlled by or under common control with such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders expected to be held on June 7, 2007 are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Illumina®, Array of Arraystm, BeadArraytm, BeadXpresstm, CSProtm, DASL®, GoldenGate®, Infinium®, IntelliHybtm, iSelecttm, Making Sense Out of Life®, Oligator®, Sentrix®, VeraCodetm, Solexa®, MPSStm are our trademarks. This report also contains brand names, trademarks or service marks of companies other than Illumina, and these brand names, trademarks and service marks are the property of their respective holders.

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

Overview

We are a leading developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation and biological function. Using our proprietary technologies, we provide a comprehensive line of products and services that currently serve the sequencing, genotyping and gene expression markets, and we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations and biotechnology companies. Our tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information from advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.

On January 26, 2007, we completed the acquisition of Solexa, Inc. (Solexa) for approximately 13.1 million shares of our common stock. Solexa develops and commercializes genetic analysis technologies used to perform a range of analyses, including whole genome resequencing, gene expression analysis and small RNA analysis. We believe our combined company is the only company with genome-scale technology for genotyping, gene expression and sequencing, the three cornerstones of modern genetic analysis.

We were incorporated in California in April 1998. We reincorporated in Delaware in July 2000. Our principal executive offices are located at 9885 Towne Centre Drive, San Diego, California 92121. Our telephone number is (858) 202-4500.

Industry Background

Genetic Variation and Biological Function

Every person inherits two copies of each gene, one from each parent. The two copies of each gene may be identical, or they may be different. These differences are referred to as genetic variation. Examples of the physical consequences of genetic variation include differences in eye and hair color. Genetic variation can also have important medical consequences. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. Some people may respond well, others may not respond at all, and still others may experience adverse side effects. A common form of genetic variation is a single-nucleotide polymorphism, or SNP. A SNP is a variation in a single position in a DNA sequence. It is estimated that the human genome contains over nine million SNPs.

While in some cases a single SNP will be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most major diseases. Since there are millions of SNPs, it is important to investigate many representative, well-chosen SNPs simultaneously in order to discover medically valuable information.

Another contributor to disease and dysfunction is the over- or under-expression of genes within an organism’s cells. A very complex network of genes interacts to maintain health in complex organisms. The challenge for scientists is to delineate the associated genes’ expression patterns and their relationship to disease. Until recently, this problem was addressed by investigating effects on a gene-by-gene basis. This is time consuming, and difficulties exist when several pathways cannot be observed or “controlled” at the same time. With the advent of microarray technology, thousands of genes can now be tested at the same time.

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

Sequencing

DNA sequencing is the process of determining the order of bases (A, C, G or T) in a DNA sample, which can be further divided into de novo sequencing, re-sequencing, and tag sequencing. In de novo sequencing, the goal is to determine the sequence of a representative individual from a species never before sequenced. Understanding the similarities and differences in DNA sequence between many species can help to improve our understanding of the function of the structures found in the DNA.

In re-sequencing, one determines the sequences of many individuals from the same species, generally comparing each to a standard or reference sequence. This is an extremely comprehensive form of genotyping, in which every single base is characterized for possible mutations. Mutations tend to fall in two categories: those which occur fairly frequently at a tiny fraction of bases (e.g. at about 0.1% of bases in humans), and those which occur much less frequently but at a large number of locations. Both types can contribute to diseases. Genotyping can subsequently be used to characterize the former, but re-sequencing is used to assay the latter. With the merger of Illumina and Solexa, we will have state-of-the-art technologies for both.

In tag sequencing, short sequences, each representative of a larger molecule or genomic location, are detected and counted. In these applications, the number of times that each tag is seen provides quantification of an underlying biological process. As an example, in digital gene expression, one tag sequence may exist for each gene, and the number of copies of this tag which are detected in an experiment is a measure of how actively that gene is being expressed in the tissue sample being analyzed.

Our Technologies

BeadArray Technology

We have developed a proprietary array technology that enables the large-scale analysis of genetic variation and biological function. Our BeadArray technology combines microscopic beads and a substrate in a simple proprietary manufacturing process to produce arrays that can perform many assays simultaneously. Our BeadArray technology provides a unique combination of high throughput, cost effectiveness, and flexibility. We achieve high throughput with a high density of test sites per array and we are able to format arrays either in a pattern arranged to match the wells of standard microtiter plates or in various configurations in the format of standard microscope slides. We seek to maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples, and through the low manufacturing costs associated with our technologies. Our ability to vary the size, shape and format of the well patterns and to create specific bead pools, or sensors, for different applications provides the flexibility to address multiple markets and market segments. We believe that these features have enabled our BeadArray technology to become a leading platform for the emerging high-growth market of SNP genotyping and expect they will enable us to become a key player in the gene expression market.

Our proprietary BeadArray technology combines microwells etched into a substrate and specially prepared beads that self-assemble into an array. We have deployed our BeadArray technology in two different array formats, the Array Matrix and the BeadChip. Our first bead-based product was the Array Matrix which incorporates fiber optic bundles. The fiber optic bundles, which we cut into lengths of less than one inch, are manufactured to our specifications. Each bundle is comprised of approximately 50,000 individual fibers and 96 of these bundles are placed into an aluminum plate, which forms an Array Matrix. BeadChips are fabricated in microscope slide-shaped sizes with varying numbers of sample sites per slide. Both formats are chemically etched to create tens to hundreds of thousands of wells for each sample site.

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

An experiment is performed by preparing a sample, such as DNA from a patient, and introducing it to the array. The design features of our Array Matrix allow it to be simply dipped into a solution containing the sample, whereas our BeadChip allows processing of samples on a slide-sized platform. The molecules in the sample bind to their matching molecules on the coated bead. These molecules in either the sample or on the bead are labeled with a fluorescent dye either before or after the binding. The BeadArray Reader detects the fluorescent dye by shining a laser on the fiber optic bundle or on the BeadChip. This allows the detection of the molecules resulting in a quantitative analysis of the sample.

VeraCode Technology

The BeadArray technology is most effective in applications which require mid- to high levels of multiplexing from low to high levels of throughput. Multiplexing refers to the number of individual pieces of information that are simultaneously extracted from one sample. We believe the molecular diagnostics market will require systems which are extremely high throughput and cost effective in the mid- to low-multiplex range. To address this market, we acquired the VeraCode technology through our acquisition of CyVera Corporation in April 2005. Based on digitally encoded microbeads, VeraCode enables low-cost multiplexing from 1 to 384-plex in a single well. We plan to implement the VeraCode technology using our newly designed BeadXpress system and our existing assays. We believe that this system will enable lower multiplex genotyping, gene expression and protein based assays. In the research market, we expect our customers to utilize our BeadArray technology for their higher multiplex projects and then move to our BeadXpress system for their lower multiplex projects utilizing the same assays. Additionally, we believe that the cost and multiplex advantages of the BeadXpress system using our VeraCode technology will be welcomed in the molecular diagnostics market. We expect to launch the BeadXpress system during the first quarter of 2007, along with several assays for the system.

Oligator Technology

Genomic applications require many different short pieces of DNA that can be made synthetically, called oligos. We have developed our proprietary Oligator technology for the parallel synthesis of many different oligos to meet the requirements of large-scale genomics applications. We believe that our Oligator technology is substantially more cost effective and provides significantly higher throughput than available commercial alternatives. Our synthesis machines are computer controlled and utilize many robotic processes to minimize the amount of labor used in the manufacturing process. In 2005, we implemented our fourth-generation Oligator technology, which is capable of manufacturing over 13,000 different oligos per run. This is an improvement over prior generations of technology where we could only manufacture approximately 3,000 oligos per run. This increase in scale was necessary to enable us to support the manufacture of oligos under our collaboration with Invitrogen as well as to support our increased internal need for oligos, a critical component of our BeadArray technology, for product sales and new product development.

Sequencing Technology

Our DNA sequencing technology, acquired as part of the Solexa merger which was completed on January 26, 2007, is based on use of our sequencing-by-synthesis (SBS) biochemistry. In SBS, single stranded DNA is extended from a priming site, one base at a time, using reversible terminator nucleotides. These are DNA bases which can be added to a growing second strand, but which initially cannot be further extended. This means that at each cycle of the chemistry, only one base can be added. Each base which is added includes a fluorescent label which is specific to the particular base. Thus following incorporation, the fluorescence can be imaged, its color determined, and the base itself can be inferred. Once this is done, an additional step removes both the fluorescence and the block that had prevented further extension of the second strand. This allows another base to be added, and the cycle can be repeated. We have shown data in which this cycle is repeated up to 50 times, thus determining DNA sequences which are up to 50 bases long. This may well increase in the future as we further develop this technology. The reversible terminator bases which we use are novel synthetic molecules which we manufacture. They are not well incorporated by naturally occurring polymerases, so we have also developed proprietary enzymes for this purpose. Both the nucleotides and enzymes are the subject of significant intellectual property.

In our DNA sequencing systems, we apply the SBS biochemistry on microscopic islands of DNA. These are called DNA clusters. Each cluster starts as a single DNA molecule, typically a few hundred bases long, attached to the inside surface of a flow cell. We then use a proprietary amplification biochemistry to create copies of each starting molecule. As the copies are made, they are covalently linked to the surface, so they cannot diffuse away. After a number of cycles of amplification, each cluster might have 500 to 1,000 copies of the original starting molecule, but still be only about a micron (one-millionth of a meter) in diameter. By making so many copies, the fluorescent signal from each cluster is significantly increased. Because the clusters are so small though, tens of millions of clusters can be independently formed inside a single flow cell. This large number of clusters can then be sequenced simultaneously, by alternate cycles of SBS biochemistry and electronic imaging.

Key Advantages of Our Technology

We believe that our technology provides distinct advantages, in a variety of applications, over competing technologies, by creating cost-effective, highly miniaturized arrays with the following characteristics:

High Throughput.  The miniaturization of our BeadArray technology provides very high information content per unit area. To increase sample throughput, we have formatted our array matrix in a pattern arranged to match the wells of standard microtiter plates, allowing throughput levels of up to nearly 150,000 unique assays per microtiter plate, and we use laboratory robotics to speed process time. Similarly, we have patterned our whole-genome expression BeadChips to support up to 48,000 gene expression assays for six samples with each BeadChip, and our whole-genome genotyping BeadChips to support up to 650,000 genotypes with each BeadChip. Our Infinium and GoldenGate assays are supported by full automation and LIMS to address high throughput laboratories. Our Illumina Genome Analyzer can analyze the DNA sequences of tens of millions of clusters at one time.

Cost Effectiveness.  Our array products substantially reduce the cost of our customers’ experiments as a result of our proprietary manufacturing process and our ability to capitalize on cost reductions generated by advances in fiber optics, plasma etching processes, digital imaging and bead chemistry. In addition, our products require smaller reagent volumes than other array technologies, thereby reducing reagent costs for our customers. Our Oligator technology further reduces reagent costs, as well as reducing our cost of coating beads used in our BeadArray and VeraCode technologies. We expect the Illumina Genome Analyzer to allow DNA sequencing at 1/100th of the cost of conventional capillary instruments.

Flexibility.  We are able to offer flexible solutions to our customers based on our ability to attach different kinds of molecules, including DNA, RNA, proteins and other chemicals, to our beads. In addition, we can have BeadChips manufactured in multiple shapes and sizes with wells organized in various arrangements to optimize them for different markets and market segments. In combination, the use of beads and etched wells provides the flexibility and scalability for our BeadArray technology to be tailored to perform many applications in many different market segments, from drug discovery to diagnostics. Our Oligator technology allows us to manufacture a wide diversity of lengths and quantities of oligos. DNA sequences determined with our Illumina Genome Analyzer can also be used to identify larger DNA or RNA molecules from which the sequences have been derived, which leads to a series of applications based on tag sequencing, including digital gene expression analysis and microRNA discovery and quantification.

Quality and Reproducibility.  The quality of our products is dependent upon each element in the system — the array, the assay used to perform the experiment and the instrumentation and software used to capture the results. Each array is manufactured with a high density of beads, which enables us to have multiple copies of each individual bead type. We measure the copies simultaneously and combine them into one data point. This allows us to make a comparison of each bead against its own population of identical beads, which permits the statistical calculation of a more reliable and accurate value for each data point. Finally, the manufacture of the array includes a proprietary decoding step that also functions as a quality control test of every bead on every array, improving the overall quality of the data. When we develop the assays used with our products, we focus on performance, cost and ease of use. By developing assays that are easy to use, we can reduce the potential for the introduction of error into the experiment. We believe that this enables researchers to obtain high quality and reproducible data from their experiments. Additionally, we manufacture substantially all of the reagents used in our assays, allowing us to control the quality of the product delivered to the customer.

Our Strategy

Our goal is to make our BeadArray, BeadXpress and Illumina Genome Analyzer platforms the industry standard for products and services addressing the genetic analysis markets. We plan to achieve this by:

•	focusing on emerging high-growth markets;

•	rapidly commercializing our BeadLab, BeadStation, BeadXpress, Illumina Genome Analyzer, Array Matrix and BeadChip products;

•	expanding our technologies into multiple product lines, applications and market segments; and

•	strengthening our technological leadership.

Products and Services

The first implementation of our BeadArray technology, the Array Matrix, is a disposable matrix with 96 fiber optic bundles arranged in a pattern that matches the standard 96-well microtiter plate. Each fiber optic bundle performs more than 1,500 unique assays. The BeadChip, introduced in 2003, is fabricated in multiple configurations to support multiple applications and scanning technologies.

We have provided genotyping services using our proprietary BeadArray technology since 2001. In addition, we have developed our first genotyping and gene expression products based on this technology. These products include disposable Array Matrices and BeadChips, GoldenGate and Infinium reagent kits for SNP genotyping, BeadArray Reader scanning instruments and an evolving portfolio of custom and standard gene expression products.

SNP Genotyping

In 2001, we introduced the first commercial application of our BeadArray technology by launching our SNP genotyping services product line. Since this launch, we have had peak days in which we operated at over 60 million genotypes per day. To our knowledge, no other genotyping platform can achieve comparable levels of throughput while delivering such high accuracy and low cost.

We designed our first consumable BeadArray product, the Array Matrix, for SNP genotyping. The Array Matrix uses a universal format that allows it to analyze any set of SNPs. We have also developed reagent kits based on GoldenGate assay protocols and the BeadArray Reader, a laser scanner, which is used to read our array products.

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

The BeadStation, a system for performing moderate-scale genotyping designed to match the throughput requirements of individual research groups and core labs, was commercialized in late 2003. The BeadStation includes our BeadArray Reader and genotyping and/or gene expression analysis software. Multiple BeadStations can be configured to achieve different levels of desired throughput and are fully upgradeable to a full BeadLab through various steps that add automation, sample preparation equipment and LIMS capability.

In 2003, we announced the availability of an assay set for genetic linkage analysis. This standard product has been deployed in our genotyping services operation and is also sold to customers who use our SNP genotyping systems. Genetic linkage analysis can help identify chromosomal regions with potential disease associations across a related set of samples.

In 2005, we announced the introduction of the Major Histocompatability Complex (MHC) Panel Set, which allows the interrogation of a difficult-to-assay area of the genome, often associated with autoimmune diseases. In addition, we announced the introduction of Mouse-6 and MouseRef-8 Gene Expression BeadChip allowing the study of the levels of gene expression in mouse model.

In 2005, we commenced shipping the Sentrix Human-1 Genotyping BeadChip for whole-genome genotyping. This BeadChip provides to scientists the ability to interrogate over 100,000 SNPs located in high-value genetic regions of the human genome. Also, in the fourth quarter of 2005, we began shipping the new Sentrix HumanHap300 Genotyping BeadChip to customers around the world. Using the Infinium assay, which enables us to select virtually any SNP in the genome, the HumanHap300 BeadChip allows analysis of more than 317,000 SNPs. We selected the SNPs for inclusion on the chip in collaboration with a consortium of scientists that are leaders in the genotyping field. We believe this product’s quality and performance support our expectation that it will become an important discovery tool for researchers seeking to understand the genetic basis of common yet complex diseases.

In 2006, we introduced several new SNP genotyping products, including:

•	Sentrix HumanHap240S BeadChip. The HumanHap240S BeadChip is a companion to our Sentrix HumanHap300 BeadChip for genome-wide disease association studies that enables researchers to interrogate an additional 240,000 SNPs utilizing our Infinium assay. We began shipment of this product in the first quarter of 2006.

•	Sentrix HumanHap550 BeadChip. The HumanHap550 BeadChip contains over 550,000 SNPs on a single microarray. We began shipment of this product in the second quarter of 2006.

•	Sentrix HumanHap650Y BeadChip. The HumanHap650Y BeadChip contains over 650,000 SNP markers on a single microarray, which we believe provides the most comprehensive genomic coverage and highest data quality of any whole-genome genotyping product currently available. We began shipment of this product in the third quarter of 2006.

•	Sentrix HumanHap550+ BeadChip. The HumanHap550+ BeadChip allows customers to add up to 120,000 custom SNP markers to supplement the standard content provided on the existing Sentrix HumanHap550 BeadChip, yielding up to 670,000 markers for association studies.

•	iSelect Infinium genotyping products. The iSelect Infinium genotyping product line is used for focused content applications. Customers can create a custom array of up to 60,000 SNP markers per sample with 12 samples per chip. We began shipment of these products in the third quarter of 2006.

•	HumanHap300-Duo and the Human Hap300-Duo+ Genotyping BeadChips. The HumanHap300-Duo allows researchers to analyze two samples simultaneously, with over 634,000 total tag SNPs on a single BeadChip. The HumanHap300-Duo+ allows for the addition of 60,000 custom SNP loci to the base product, enabling researchers to enrich that product with SNPs of interest in any genomic region. We began shipment of the HumanHap300-Duo in the fourth quarter of 2006.

•	RatRef-12 Expression BeadChip. The RatRef-12 Expression BeadChip enables analysis of 12 samples in parallel on a single BeadChip. Content for this BeadChip is derived from the NCBI RefSeq database (Release 16), with over 22,000 rat transcripts represented. We began shipment of this product in the fourth quarter of 2006.

Through an application called Copy Number Polymorphisms, the HumanHap family of BeadChips also provides high-resolution information on amplifications, deletions and loss of heterozygosity throughout the genome, abnormalities common in cancers and congenital diseases. In addition, we announced additional standard panels in the first quarter of 2006, including mouse linkage and cancer panels.

Gene Expression Profiling

With the addition of application specific accessory kits, our production-scale BeadLabs and BeadStations are capable of performing a growing number of applications, including gene expression profiling.

In 2003, we introduced our focused set gene expression products on both the Array Matrix and BeadChip platforms. Our system includes a BeadArray Reader for imaging Array Matrices and BeadChips, a hybridization chamber and software for data extraction. In addition, we have developed standard gene expression products for each of the human, mouse and arabidopsis genomes with an additional panel that focuses on human toxicology.

In 2005, we began shipment of the Human-6 and HumanRef-8 Expression BeadChip products. Both products allow large-scale expression profiling of multiple samples on a single chip and are imaged using our BeadArray Reader. The Human-6 BeadChip is designed to analyze six discrete whole-human-genome samples on one chip, interrogating in each sample approximately 48,000 transcripts from the estimated 30,000 genes in the human genome. The HumanRef-8 BeadChip product analyzes eight samples in parallel against 24,000 transcripts from the roughly 22,000 genes represented in the consensus RefSeq database, a well-characterized whole-genome subset used broadly in genetic analysis. We expect that these gene expression BeadChips will dramatically reduce the cost of whole-genome expression analysis, allowing researchers to expand the scale and reproducibility of large-scale biological experimentation. In 2006, we began shipment of the RatRef-12, which analyzes twelve samples in parallel against 22,226 transcripts from the roughly 21,910 genes represented in the RefSeq database, release 16.

Scanning Instrumentation

The BeadArray Reader, an instrument we developed, is a key component of both our production-scale BeadLab and our benchtop BeadStation. This scanning equipment uses a laser to read the results of experiments that are captured on our arrays and was designed to be used in all areas of genetic analysis that use our Array Matrices and BeadChips. In the second quarter of 2006, we began shipment of the AutoLoader, which automates BeadChip loading and scanning and increases lab throughput. The Autoloader is designed to support up to two BeadArray Readers simultaneously for unattended operation.

High-Throughput Oligo Synthesis

We have put in place a state-of-the-art oligo manufacturing facility. This facility serves both the commercial needs under our collaboration with Invitrogen and our internal needs. In addition to their use to coat beads, these oligos are components of the reagent kits for our BeadArray products and are used for assay development. We manufacture oligos in a wide range of lengths and in several scales, with the ability to add many types of modifications. We offer a range of quality control options and have implemented a laboratory information management system to control much of the manufacturing process. In 2005, we stopped selling oligos directly into the market and began shipping oligos under our collaboration with Invitrogen.

Our Collaborative Partners

Invitrogen Corporation

In December 2004, we entered into a strategic collaboration with Invitrogen. The goal of the collaboration is to combine our expertise in oligo manufacturing with the sales, marketing and distribution capabilities of Invitrogen. In connection with the collaboration, we have developed the next generation Oligator DNA synthesis technology. This technology includes both plate-and tube-based capabilities. Under the terms of the agreement, Invitrogen paid us an upfront non-refundable collaboration payment of $2.3 million in the first quarter of 2005. Additionally, upon the achievement of a certain milestone, Invitrogen was obligated to make a milestone payment of $1.1 million to us. During 2005, this milestone was achieved and the milestone payment was received. We used these funds to invest in our San Diego facility to enable the development and implementation of fourth-generation Oligator technology and to extend the technology into the larger market for tube-based oligo products. We began manufacturing and shipping the plate-based and certain tube-based oligo products under the collaboration in the third quarter of 2005. In addition, the agreement provides for the transfer of our Oligator technology into two Invitrogen facilities outside North America. Collaboration profit from the sale of collaboration products is divided equally between the two companies.

deCODE genetics

In May 2006, we executed a Joint Development and Licensing Agreement (the Development Agreement) with deCODE genetics, ehf. (deCODE). Pursuant to the Development Agreement, the parties agreed to collaborate exclusively to develop, validate and commercialize specific diagnostic tests for variants in genes involved in three disease-related pathways: the gene-encoding leukotriene A4 hydrolase, linked to heart attack; the gene-encoding transcription factor 7-like 2 (TCF7L2), linked to type 2 diabetes; and the gene-encoding BARD1, linked to breast cancer. With deCODE, we are developing diagnostic tests based on these variants for use on our BeadXpress system. Under the agreement, we will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, we installed instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the our Sentrix HumanHap300 BeadChips and associated reagents.

Intellectual Property

We have an extensive patent portfolio, including, as of February 1, 2007, ownership of, or exclusive licenses to, 106 issued U.S. patents and 149 pending U.S. patent applications, including five allowed applications that have not yet issued as patents, some of which derive from a common parent application. This portfolio includes patents acquired as part of the Solexa merger on January 26, 2007. Our issued patents, which are directed at various aspects of our array, assay, oligo synthesis, instrument and chemical detection technologies, expire between 2011 and 2024. We are seeking to extend the patents directed at the full range of our technologies. We have received or filed counterparts for many of these patents and applications in one or more foreign countries.

We also rely upon trade secrets, know-how, copyright and trademark protection, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products.

We are party to various exclusive and non-exclusive license agreements with third parties, which grant us rights to use key aspects of our array and sequencing technologies, assay methods, chemical detection methods, reagent kits and scanning equipment. We have exclusive licenses from Tufts University to patents that are directed at our use of BeadArray technology. These patents were filed by Dr. David Walt, a member of our board of directors, the Chairman of our Scientific Advisory Board and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2020. We also have additional nonexclusive licenses from various third parties for other components of our products. In all cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation and require that we pay customary royalties while the agreement is in effect.

Research and Development

We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our BeadArray and Oligator technologies and to support commercialization of the products and services derived from these technologies. As of December 31, 2006, we had a total of 144 employees engaged in research and development activities.

Our research and development expenses for 2006, 2005 and 2004 (inclusive of charges relating to stock-based compensation of $3.9 million, $0.1 million, and $0.3 million, respectively) were $33.4 million, $27.8 million and $21.5 million, respectively. Compared to 2006, we expect research and development expense to increase in absolute dollars and as a percentage of overall revenue during 2007 as we continue to expand our research and product development efforts, including research and development projects associated with our acquisition of Solexa.

Marketing and Distribution

Our current products address the genetic analysis portion of the life sciences market, in particular, experiments involving sequencing, SNP genotyping and gene expression profiling. These experiments may be involved in many areas of biologic research, including basic human disease research, pharmaceutical drug discovery and development, pharmacogenomics, toxicogenomics and agricultural research. Our potential customers include pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic or private research centers. The genetic analysis market is relatively new and emerging and its size and speed of development will be ultimately driven by, among other items:

•	the ability of the research community to extract medically valuable information from genomics and to apply that knowledge to multiple areas of disease-related research and treatment;

•	the availability of sufficiently low cost, high-throughput research tools to enable the large amount of experimentation required to study genetic variation and biological function; and

•	the availability of government and private industry funding to perform the research required to extract medically relevant information from genomic analysis.

We market and distribute our products directly to customers in North America, major European markets, Japan and Singapore. In each of these areas, we have dedicated sales, service and application support personnel responsible for expanding and managing their respective customer bases. In smaller markets in the Pacific Rim countries and Europe, we sell our products and provide services to customers through distributors that specialize in life science products. We expect to significantly increase our sales and distribution resources during 2007 and beyond as we launch a number of new products and expand the number of customers that can use our products.

Manufacturing

We manufacture our array platforms, reagent kits, scanning equipment and oligos in-house. Our manufacturing capacity for BeadChips has increased approximately fourfold over the level as of January 1, 2006. We intend to continue to increase capacity as needed to manufacture our products in sufficient quantity to meet our business plan for 2007. We are focused on continuing to enhance the quality and manufacturing yield of our Array Matrices and BeadChips and are exploring ways to continue increasing the level of automation in the manufacturing process. In addition, we have implemented information management systems for many of our manufacturing and services operations to manage all aspects of material and sample use. We adhere to access and safety standards required by federal, state and local health ordinances, such as standards for the use, handling and disposal of hazardous substances.

We intend to add capacity to manufacture Array Matrices and BeadChips throughout 2007. We currently depend upon outside suppliers for materials used in the manufacture of our products. We intend to continue, and may extend, the outsourcing of portions of our manufacturing process to subcontractors where we determine it is in our best commercial interests.

Competition

Although we expect that our BeadArray products and services will provide significant advantages over currently available products and services, we expect to encounter intense competition from other companies that offer products and services for the SNP genotyping, gene expression and sequencing markets. These include companies such as Affymetrix, Agilent, Amersham Biosciences (acquired by GE Corp. and now named GE Healthcare), Applera Corporation, Applied Biosystems, Beckman Coulter, Caliper Technologies, Luminex, Monogram Biosciences, NimbleGen, Perlegen Sciences, Roche Diagnostics in partnership with 454 Life Sciences, Sequenom and Third Wave Technologies. Some of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we need to address and in some cases a large installed base of systems. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase in the future. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over the existing products. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies. Although we believe that our technology and products will offer advantages that will enable us to compete effectively with these companies, we cannot assure you that we will be successful.

Segment and Geographic Information

We operate in one business segment, for the development, manufacture and commercialization of tools for genetic analysis. Our operations are treated as one segment as we only report operating results on an aggregate basis to our chief operating decision maker, our Chief Executive Officer.

During 2006, $81.5 million, or 44%, of our total revenue came from shipments to customers outside the United States, compared to $28.0 million, or 38%, in 2005. Sales to territories outside of the United States are generally denominated in U.S. dollars. We expect that sales to international customers will continue to be an important and growing source of revenue. We have sales support resources in Western Europe and direct sales offices in Japan, Singapore and China. In addition, we have distributor relationships in various countries in the Pacific Rim region and Europe.

Seasonality

Historically, customer purchasing patterns have not shown significant seasonal variation, although demand for our products is usually lowest in the first quarter of the calendar year and highest in the third quarter of the calendar year as academic customers spend unused budget allocations before the end of the government’s fiscal year.

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

Employees

As of December 31, 2006, we had a total of 596 employees, 73 of whom hold Ph.D. degrees. 43 of our employees with Ph.D. degrees are engaged in full-time research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be positive.

Executive Officers

Our executive officers as of February 1, 2007, are as follows:

Name	Age	Position

Jay T. Flatley	54	President, Chief Executive Officer and Director
Christian O. Henry	38	Senior Vice President and Chief Financial Officer
Christian G. Cabou	58	Senior Vice President, General Counsel and Secretary
Arthur L. Holden	54	Senior Vice President of Corporate and Market Development
Tristan B. Orpin	40	Senior Vice President of Commercial Operations
John R. Stuelpnagel, DVM	49	Co-Founder, Senior Vice President and General Manager, Microarray Business, Chief Operating Officer and Director
John West	50	Senior Vice President and General Manager of DNA Sequencing

Jay Flatley is President and Chief Executive Officer of Illumina. Prior to his appointment in 1999, Mr. Flatley was the President and Chief Executive Officer of Molecular Dynamics, later acquired by Amersham Pharmacia Biotech in 1998 and now a part of GE Healthcare. Mr. Flatley, who was a founder and member of the board of directors for Molecular Dynamics, lead the company to its initial public offering (IPO) in 1993, in addition to helping the company develop and launch over 15 major instrumentation systems, including the world’s first capillary-based DNA sequencer. Prior to joining Molecular Dynamics, Mr. Flatley was Vice President of Engineering and Strategic Planning for Plexus Computers, a manufacturer of high-performance Unix super-microcomputers. Before his career at Plexus, Mr. Flatley was Executive Vice President for Manning Technologies and held various manufacturing positions while working for the Autolab division of Spectra Physics. Mr. Flatley received a bachelor of arts degree in economics from Claremont McKenna College (Claremont, CA) and a bachelor of science and master of science (summa cum laude) in industrial engineering from Stanford University (Stanford, CA). Currently, he serves as a member of the board of directors of both Illumina and GenVault Corporation.

Christian Henry is Senior Vice President and Chief Financial Officer of Illumina. Mr. Henry joined Illumina in June 2005 and is responsible for worldwide financial operations, controllership functions and facilities management. Mr. Henry served previously as the Chief Financial Officer for Tickets.com, a publicly traded, online ticket provider that was recently acquired by Major League Baseball Advanced Media, LP. Prior to that, Mr. Henry was Vice President, Finance and Corporate Controller of Affymetrix, Inc., a publicly traded life sciences company, where he oversaw accounting, planning, SEC and management reporting, and treasury and risk management. He previously held a similar position at Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.). Mr. Henry received a bachelor of administration degree in biochemistry and cell biology from the University of California, San Diego, and a master of business administration degree from the University of California, Irvine. He is a certified public accountant.

Christian Cabou is Senior Vice President, General Counsel and Secretary of Illumina. Mr. Cabou joined Illumina in May 2006 and has worldwide responsibility for all legal and intellectual property matters, in addition to being responsible for the Company’s human resources function. Mr. Cabou is also Illumina’s Code of Ethics Compliance Officer. Before joining Illumina, Mr. Cabou spent five years as General Counsel for GE Global Research and, before that, was Senior Counsel of Global Intellectual Property for GE Medical Systems. Prior to his position at GE, Mr. Cabou spent seven years with the law firm Foley & Lardner where he was a partner. He had twenty years of experience in engineering design and management prior to his career in law and intellectual property. Mr. Cabou received a J.D. from Northwestern University’s School of Law (Chicago, IL.) in addition to a master of engineering management degree from Northwestern University. Mr. Cabou was awarded a MSEE (equivalent) degree from the Conservatoire National des Arts et Métiers (Paris, France) and a bachelor of science (equivalent) degree from the Lycée Technique d’Etat (Armentières, France).

Arthur Holden is the Senior Vice President of Corporate and Business Development for Illumina. Mr. Holden joined Illumina in April 2006 and is responsible for leading business development and the development of relationships and partnerships with pharmaceutical firms, large-scale research consortia, and governmental bodies such as the National Institute of Health (NIH) and the Food and Drug Administration (FDA). Mr. Holden was most recently the principal founder, chairman and chief executive officer for First Genetic Trust. Prior to this he was Chairman and Chief Executive Officer of the SNP Consortium, Ltd. and Chief Executive Officer and Director of Celsis International, PLC. From 1983 to 1994 Mr. Holden held various executive positions at Baxter International. A winner of multiple awards, including the Laura Jackson Achievement Award for outstanding leadership in the healthcare industry, the Illinois Technology Innovation & Entrepreneurship award and the STRIVE Entrepreneurial award, Mr. Holden currently serves on a number of commercial and non-profit boards. He is chairman of the Pharmaceutical Biomedical Research and the Serious Adverse Event Consortia. In addition, he is Chairman of the Advisory Board for the Biotechnology Management Program at the J.L. Kellogg Graduate School of Management. He is a director of iBIO and the Illinois Technology Development Alliance. Mr. Holden earned a master of business administration degree from Northwestern University’s Kellogg School of Management (Chicago, IL) and a bachelor of science degree from Union College (Schenectady, NY).

Tristan Orpin joined Illumina in December of 2002 in the role of Vice President of Worldwide Sales, and in January of 2007 was promoted to the position of Senior Vice President of Commercial Operations. Before joining Illumina, Mr. Orpin was Director of Sales and Marketing for Sequenom from September 1999 to August 2001. Later Mr. Orpin was elected Vice President of Sales and Marketing and held this position from August 2001 to November 2002. Prior to 2001, Mr. Orpin served in several senior sales and marketing positions at Bio-Rad Laboratories. Mr. Orpin received a bachelor of science in genetics and biochemistry with first class honors from the University of Melbourne (Melbourne, Australia).

John Stuelpnagel, D.V.M., one of Illumina’s co-founders, is General Manager for Illumina’s Microarray business and Chief Operating Officer. He has served as the Company’s Chief Operating Officer since January 2005 and a Director since April 1998. From April 1998 to October 1999, he served as acting President and Chief Executive Officer and from April 1998 to April 2000 as acting Chief Financial Officer. Between October 1999 and January 2005, Dr. Stuelpnagel was Vice President of Business Development and later as Senior Vice President of Operations. While founding Illumina, Dr. Stuelpnagel was an associate with CW Group, a venture capital firm. Dr. Stuelpnagel received both a bachelor of science degree in biochemistry and a doctorate degree in veterinary medicine from the University of California (Davis, CA), and went on to receive a master of business administration degree from the University of California, Los Angeles.

John West is Senior Vice President and General Manager for Illumina’s DNA Sequencing business. Mr. West joined Illumina from Solexa, where he was Chief Executive Officer. Before Solexa, he was Vice President of DNA Platforms for Applied Biosystems, Inc. (AB) and was responsible for the company’s instrument and reagent products for DNA sequencing, gene expression, genotyping, PCR, and DNA synthesis. His group developed and launched the instruments that now populate virtually all genome sequencing centers worldwide. He also had business responsibility for AB’s first gene expression array system, for its real-time PCR instruments, and for its microfluidic PCR products. Previously, Mr. West held a number of senior positions, including President of Princeton Instruments, Inc., President and Founder of BioAutomation, Inc. and Marketing Director for Microfluidics at Microcosm Technologies, Inc. During Mr. West’s term at Princeton Instruments, the company introduced the first low light imaging system for single molecule fluorescence — and Solexa, at that time a startup, bought one of the first units. Mr. West received both bachelor of science and master of science degrees in engineering from MIT, and a master of business administration in finance from the Wharton School of Business at the University of Pennsylvania.

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

Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and on our ability to protect our own intellectual property. As we have previously disclosed, Affymetrix, Inc. filed a complaint against us in July 2004, alleging infringement of six of its patents.

On June 30, 2006, the court dismissed a patent Affymetrix had sought to withdraw from its suit leaving five patents being asserted against us. On August 16, 2006, the court issued a ruling on the claim construction hearing that it had held on April 20, 2006 as part of this litigation. We believe the court’s mixed ruling interpreted certain claim terms in our favor, and did not adversely impact our defenses and counterclaims which are still pending. At the request of both parties, trial has been rescheduled to March 5, 2007 from October 16, 2006. A pre-trial conference was held on February 8, 2007 during which the court established a multi-phase trial structure with the first phase of the trial to begin on March 5, 2007, and addressed related issues. Any adverse ruling or perception of an adverse ruling throughout these proceedings may have an adverse impact on our stock price, and such impact may be disproportionate to the actual import of the ruling itself.

Third parties, including Affymetrix, have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.

We expect intense competition in our target markets, which could render our products obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and maintain profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.

We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and biological function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, nanotechnology, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, prices per data point for genotyping have fallen significantly over the last two years and we anticipate that prices will continue to fall. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we do. Furthermore, life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

Any inability to adequately protect our proprietary technologies could harm our competitive position.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and other countries. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and thereby erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in protecting their proprietary rights abroad. These challenges can be caused by the absence of rules and methods for the establishment and enforcement of intellectual property rights abroad.

The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering our technologies and products, as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship may also arise. For example, in June 2005, a former employee filed a complaint against us, claiming he is entitled to be named as joint inventor of certain of our U.S. patents and pending U.S. and foreign patent applications, and seeking a judgment that the related patents and applications are unenforceable. Any finding that our patents and applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all.

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

We currently possess limited facilities capable of manufacturing our principle products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. Also, many of our manufacturing processes are automated and are controlled by our custom-designed Laboratory Information Management System (LIMS). Additionally, as part of the decoding step in our array manufacturing process, we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis and may prevent us from achieving our expected shipments in any given period.

Our manufacturing capacity may limit our ability to sell our products.

We continue to ramp up our capacity to meet our anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe that we have sufficient plans in place to ensure we have adequate capacity to meet our business plan in 2007 and 2008, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

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

We acquired Solexa in January 2007 and CyVera Corporation in April 2005 and we may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial resources, and divert management’s attention away from our other business concerns. In connection with these acquisitions, we assumed certain liabilities and hired certain employees, which is expected to continue to result in an increase in our research and development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results. To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. Additionally, an acquisition may have a substantial negative impact on near-term expected financial results.

The success of the Solexa merger will depend, in part, on our ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Solexa’s businesses with our businesses. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Solexa. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among other factors:

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the combined businesses;

•	integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality products and customer service;

•	coordinating geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the merger.

If we are unable to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, such anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, we and Solexa have operated and will continue to operate independently. It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

The combined company may fail to realize the anticipated benefits of the merger as a result of our failure to achieve anticipated revenue growth following the merger.

Solexa’s business faces significant risks. These risks include the fact that Solexa’s technology is at the development stage and, although Solexa has accepted orders for its Genome Analyzer and has shipped and installed those systems, Solexa has not completed performance specifications for those systems and has not invoiced customers for them. There can be no assurance it will be able to do so. These risks also include those described under the caption “Risk Factors” of Solexa’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2006, and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances underlying these risks actually occur, Solexa’s business, financial condition or results of operations could be harmed and, as a result, Solexa may, among other things, fail to achieve the anticipated revenue growth following the merger.

The merger will cause dilution of Illumina’s earnings per share.

The merger and the transactions contemplated by the merger agreement are expected to have a dilutive effect on our earnings per share at least through 2007 due to losses of Solexa, the additional shares of Illumina common stock that were issued in the merger, the transaction and integration-related costs and other factors such as the potential failure to realize any benefit from synergies anticipated in the merger. These factors could adversely affect the market price of our common stock.

Solexa had a material weakness in its internal controls over financial reporting as of December 31, 2005. If additional material weaknesses are identified in the future, current and potential stockholders could lose confidence in our consolidated financial reporting, which could harm our business and the trading of our common stock.

As of December 31, 2005, Solexa did not maintain effective control over the application of GAAP related to the financial reporting process. This control deficiency resulted in numerous adjustments being required to bring Solexa’s financial statements into compliance with GAAP. Additionally, this deficiency could have resulted in material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, Solexa’s management determined that this control deficiency constituted a material weakness. Because of this material weakness, Solexa’s management concluded that, as of December 31, 2005, it did not maintain effective internal control over financial reporting based on those criteria. Should we, or our independent registered public accounting firm, determine in future fiscal periods that there are material weaknesses in our consolidated internal controls over financial reporting (including Solexa), the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

We expect that our results of operations will fluctuate. This fluctuation could cause our stock price to decline.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to maintain annual profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.

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

We currently have fewer resources available for sales and marketing and technical support services compared to some of our primary competitors. In order to effectively commercialize our sequencing, genotyping and gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

We have only recently achieved annual operating profitability.

Prior to 2006, we had incurred net losses each year since our inception. As of December 31, 2006, our accumulated deficit was $104.6 million. Our ability to sustain annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. SFAS No. 123R is also likely to adversely affect our future profitability. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.

We may encounter difficulties in managing our growth. These difficulties could impair our profitability.

We have experienced, and we may expect to continue to experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our profitability could suffer. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

Our effective tax rate may vary significantly.

Our future effective tax rates could be adversely affected by various internal and external factors. These factors, include but are not limited to, earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; or changes in tax laws or interpretations thereof; changes in tax rates, future levels of research and development spending, and changes in overall levels of pretax earnings. Any new interpretative guidance relating to accounting for uncertain tax positions could adversely affect our tax provision.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer, John Stuelpnagel, our senior vice president and chief operating officer and John West, our senior vice president and general manager of DNA sequencing . The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

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

Approximately 44% and 38% of our revenue for the years ended December 31, 2006 and January 1, 2006, respectively, was derived from shipments to customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities that we lease, the location and size of each such facility and their designated use. We anticipate needing to expand our facilities over the next several years as we continue to expand our worldwide commercial operations and our manufacturing capabilities.

	Approximate		Lease
Location	Square Feet	Operation	Expiration

San Diego, CA	116,000 sq. ft.	R&D, Manufacturing,	2023
		Administrative
	17,300 sq. ft.	Administrative	2009
	9,000 sq. ft.	Storage and Distribution	2011
Wallingford, CT	14,500 sq. ft.	R&D	2008
Netherlands	4,100 sq. ft.	Administrative and	2011
		Distribution
Tokyo, Japan	3,300 sq. ft.	Administrative	2009
Singapore	1,600 sq. ft.	Administrative	2009
Beijing, China	200 sq. ft.	Administrative	2007

As part of our acquisition of Solexa on January 26, 2007, we assumed a non-cancelable operating lease for facilities space of approximately 147,000 square feet in two buildings in Hayward, California. One of the buildings is utilized for administrative operations, research and development, genomics services production and instrument production. The remaining space may be developed and occupied in phases, depending on growth. The Hayward lease runs through December 2008. We have an option to extend the lease for an additional five-year period, subject to certain conditions. We also lease approximately 23,000 square feet in Little Chesterford, United Kingdom, which is occupied by Solexa Limited, our wholly-owned subsidiary. The Chesterford lease expires in July 2008.

On February 14, 2007, we entered into a lease agreement with BioMed Realty Trust, Inc. (BioMed) to expand into a new office building BioMed will build in San Diego, California. The new building will be used for research and development, manufacturing and administrative purposes. The lease covers approximately 84,000 square feet, which is to be occupied in three phases, the first of which is expected to be occupied by October 1, 2008. The lease expires 15 years from the date the first phase is occupied, subject to our right to extend the term for up to three additional five-year periods.

Item 3.	Legal Proceedings.

We have incurred substantial costs in defending ourselves against patent infringement claims, and expect to devote substantial financial and managerial resources to protect our intellectual property and to defend against the claims described below as well as any future claims asserted against us.

Affymetrix Litigation

On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of products, if any, that are determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, we filed our answer to Affymetrix’ complaint, seeking declaratory judgments from the court that we do not infringe the Affymetrix patents and that such patents are invalid. We also filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage.

On February 15, 2006, the court allowed us to file our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified us of its decision to drop one of the six patents from the suit and of its intention to assert infringement of certain additional claims of the remaining five patents. We have filed a motion to preclude Affymetrix from asserting infringement of those additional claims. That motion is still pending at this time. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Both parties filed summary judgment motions by the July 14, 2006 deadline established by the court. On August 16, 2006, the court issued a ruling on the claim construction hearing that it had held on April 20, 2006. We believe the court’s opinion construed several key claim terms in our favor, and did not adversely impact our defenses and pending counterclaims in any material respect. Trial has been rescheduled to March 5, 2007 from October 16, 2006 at the request of both parties. A pre-trial conference was held on February 8, 2007 during which the court established a multi-phase trial structure with the first phase of the trial to begin on March 5, 2007, and addressed related issues. We believe we have meritorious defenses against each of the infringement claims alleged by Affymetrix, and intend to defend vigorously against this suit. However, we cannot be sure that we will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by us or prohibition of the sale of our products and services, could result in a material adverse effect on our business, financial condition and results of operations.

Dr. Anthony W. Czarnik v. Illumina, Inc.

On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of our patents and patent applications and alleging that we committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, we filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, we filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim. On July 13, 2006, the court granted our motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct. On July 27, 2006, we filed an answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents and fraud). There has been no trial date set for this case. We believe we have meritorious defenses against these claims.

Applied Biosystems Litigation

On December 26, 2006, the Applied Biosystems Group of Applera Corporation filed suit against Solexa, which we acquired in a stock-for-stock merger on January 26, 2007. Applied Biosystems’ action against Solexa, which was filed in California state court in Santa Clara County, seeks ownership of patents covering Sequencing-by-Ligation technologies. We filed our answer to the complaint by the required deadline. The patents at issue were assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee, Dr. Stephen Macevicz, who is named as a co-defendant in the suit. Lynx, which was originally a unit of Applied Biosystems, was spun out of Applied Biosystems in 1992. The patents at issue in the suit relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (Sequencing-by-Ligation). Our new Illumina Genome Analyzer system uses a different technology, DNA Sequencing-by-Synthesis (SBS), which we believe is not covered by any of the patents at issue in the suit. We also believe the MPSS technology used by Lynx did not use the methods covered by these patents, and in any event our subsidiary no longer uses the MPSS technologies. We believe that the suit is not material to our current or future business, and we have no plans to use any of the Sequencing-by-Ligation technologies covered by the patents at issue in the suit. Applied Biosystems does not assert any claim for patent infringement in the suit.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NASDAQ Global Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low sales prices per share of our common stock as reported on the NASDAQ Global Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. In addition, the indenture for our convertible senior notes due 2014, which are convertible into cash and, in certain circumstances, shares of our common stock, requires us to increase the conversion rate applicable to the notes if we pay any cash dividends.

	2006
	High	Low

First Quarter	$27.98	$16.10
Second Quarter	32.00	21.60
Third Quarter	40.00	27.02
Fourth Quarter	45.87	32.20

	2005
	High	Low

First Quarter	$11.35	$6.72
Second Quarter	12.95	7.90
Third Quarter	14.83	10.82
Fourth Quarter	16.80	12.76

At February 1, 2007, there were approximately 1,500 stockholders of record, and the closing price per share of our common stock, as reported on the NASDAQ Global Market on such date, was $41.56.

Sales of Unregistered Securities

None during fiscal 2006.

Issuer Purchases of Equity Securities

None during fiscal 2006.

Use of Proceeds

We completed our initial public offering of common stock in July 2000, resulting in net proceeds of $101.3 million. Through December 31, 2006, we used approximately $46.0 million to purchase property, plant and equipment, approximately $2.4 million for the acquisition of CyVera, and approximately $52.9 million to fund general operating expenses.

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2006 and January 1, 2006 and statement of operations data for each of the three years in the period ended December 31, 2006 are derived from audited consolidated financial statements included in this Annual Report on Form 10-K. The balance sheet data as of January 2, 2005, December 28, 2003, and December 29, 2002 and statement of operations data for each of the two years in the period ended December 28, 2003 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended December 31, 2006 and January 1, 2006 were both 52 weeks. The year ended January 2, 2005 was 53 weeks. You should read this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

Statement of Operations Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands, except per share data)

Revenue:
Product revenue	$155,811	$57,752	$40,497	$18,378	$4,103
Service and other revenue	27,486	13,935	8,075	6,496	3,305
Research revenue	1,289	1,814	2,011	3,161	2,632

Total revenue	184,586	73,501	50,583	28,035	10,040

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $1,289, $0, $0, $0 and $0, respectively)	51,271	19,920	11,572	7,437	1,815
Cost of service and other revenue (including non-cash stock compensation expense of $235, $0, $0, $0 and $0, respectively)	8,073	3,261	1,687	2,600	1,721
Research and development (including non-cash stock compensation expense of $3,891, $84, $348, $1,289 and $2,399, respectively)	33,373	27,809	21,462	23,800	29,247
Selling, general and administrative (including non-cash stock compensation expense of $8,889, $186, $496, $1,165 and $1,961, respectively)	54,057	28,158	25,576	20,064	11,060
Acquired in-process research and development	—	15,800	—	—	—
Litigation judgment (settlement), net	—	—	(4,201)	756	8,052

Total costs and expenses	146,774	94,948	56,096	54,657	51,895

Income (loss) from operations	37,812	(21,447)	(5,513)	(26,622)	(41,855)
Interest income	5,368	1,404	941	1,821	3,805
Interest and other expense, net	(560)	(668)	(1,518)	(2,262)	(2,281)

Income (loss) before income taxes	42,620	(20,711)	(6,090)	(27,063)	(40,331)
Provision for income taxes	2,652	163	135	—	—

Net income (loss)	$39,968	$(20,874)	$(6,225)	$(27,063)	$(40,331)

Net income (loss) per basic share	$0.90	$(0.52)	$(0.17)	$(0.85)	$(1.31)

Net income (loss) per diluted share	$0.82	$(0.52)	$(0.17)	$(0.85)	$(1.31)

Shares used in calculating basic net income (loss) per share	44,501	40,147	35,845	31,925	30,890

Shares used in calculating diluted net income (loss) per share	48,754	40,147	35,845	31,925	30,890

See Note 1 to the consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share.

Balance Sheet Data

	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands)

Cash, cash equivalents and short-term investments	$130,804	$50,822	$66,994	$33,882	$66,294
Working capital	159,950	57,992	64,643	32,229	58,522
Total assets	300,584	100,610	94,907	99,234	121,906
Long-term debt, less current portion	—	54	—	24,999	25,620
Accumulated deficit	(104,618)	(144,586)	(123,712)	(117,487)	(90,424)
Total stockholders’ equity	247,342	72,497	72,262	47,388	71,744

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read with “Item 6. Selected Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion and analysis in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Examples of forward-looking statements include, among others, statements regarding the integration of Solexa’s and CyVera’s technology with our existing technology, the commercial launch of new products, including products based on Solexa’s and CyVera’s technology, and the duration which our existing cash and other resources is expected to fund our operating activities.

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

Overview

We are a leading developer, manufacturer and marketer of next-generation life science tools and integrated systems for the large scale analysis of genetic variation and biological function. Using our proprietary technologies, we provide a comprehensive line of products and services that currently serve the sequencing, genotyping and gene expression markets, and we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations and biotechnology companies. Our tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information from advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.

On January 26, 2007, we completed the acquisition of Solexa for approximately 13.1 million shares of our common stock. Solexa develops and commercializes genetic analysis technologies used to perform a range of analyses including whole genome resequencing, gene expressing analysis and small RNA analysis. We believe our combined company is the only company with genome-scale technology for genotyping, gene expression and sequencing, the three cornerstones of modern genetic analysis.

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

Prior to 2006, we incurred substantial operating losses. As of December 31, 2006, our accumulated deficit was $104.6 million and total stockholders’ equity was $247.3 million. Losses prior to 2006 have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize our products and services, an acquired in-process research and development charge of $15.8 million related to our acquisition of CyVera in 2005 and a charge of $5.9 million in 2004 related to a termination-of-employment lawsuit. We expect to continue to incur substantial costs for research, development and manufacturing scale-up activities over the next several years. We will also need to increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the customer is fixed or determinable and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. All revenue is recorded net of any applicable allowances for returns or discounts.

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

Contingencies

We are subject to legal proceedings primarily related to intellectual property matters. Based on the information available at the balance sheet dates and through consultation with our legal counsel, we assess the likelihood of any adverse judgments or outcomes of these matters, as well as the potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a liability in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. Currently, we have no such liabilities recorded. This may change in the future depending upon new developments.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence.

Due to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment, we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

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

SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of December 31, 2006, we had $2.1 million of goodwill. This goodwill is reported as a separate line item in the balance sheet. We have performed our annual test of goodwill as of May 1, 2006 and have determined there has been no impairment of goodwill as of December 31, 2006.

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

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended December 31, 2006, January 1, 2006, and January 2, 2005 stated as a percentage of total revenue.

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2
	2006	2006	2005

Revenue
Product revenue	84%	79%	80%
Service and other revenue	15	19	16
Research revenue	1	2	4

Total revenue	100	100	100

Costs and expenses:
Cost of product revenue	28	27	23
Cost of service and other revenue	5	4	3
Research and development	18	38	42
Selling, general and administrative	29	38	51
Acquired in-process research and development	—	22	—
Litigation judgment (settlement), net	—	—	(8)

Total costs and expenses	80	129	111

Income (loss) from operations	20	(29)	(11)
Interest income	3	2	2
Interest and other expense, net	—	(1)	(3)

Income (loss) before income taxes	23	(28)	(12)
Provision for income taxes	1	—	—

Net income (loss)	22%	(28%)	(12%)

Comparison of Years Ended December 31, 2006 and January 1, 2006

Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended December 31, 2006 and January 1, 2006 were both 52 weeks.

Revenue

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Product revenue	$155,811	$57,752	170%
Service and other revenue	27,486	13,935	97
Research revenue	1,289	1,814	(29)

Total revenue	$184,586	$73,501	151%

Total revenue for the years ended December 31, 2006 and January 1, 2006 was $184.6 million and $73.5 million, respectively. This represents an increase of $111.1 million for 2006, or 151%, compared to 2005.

Product revenue increased to $155.8 million for the year ended December 31, 2006 from $57.8 million for the year ended January 1, 2006. The increase in 2006 resulted primarily from higher consumable and BeadStation sales. Growth in consumable revenue was primarily attributable to the launch and shipment of our whole genome genotyping products, the HumanHap300 and HumanHap550 BeadChips. In addition, growth in consumable revenue can be attributed to the growth in our installed base of BeadArray Readers, which has nearly doubled since January 1, 2006. Consumable products constituted 66% of product revenue for year ended December 31, 2006, compared to 47% in the year ended January 1, 2006. We expect to see continued growth in product revenue, which can be partially attributed to the launch of several new products, as well as the growth of our installed base of instruments.

Service and other revenue increased to $27.5 million for the year ended December 31, 2006 from $13.9 million for the year ended January 1, 2006. The increase in service and other revenue is primarily due to the completion of several significant Infinium and GoldenGate SNP genotyping service contracts. We introduced our Infinium services in early 2006. We expect sales from SNP genotyping services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNPs and samples to us.

Government grants and other research funding decreased to $1.3 million for the year ended December 31, 2006 from $1.8 million for the year ended January 1, 2006, due primarily to the completion of several projects funded by grants from the National Institutes of Health. We do not expect research revenue to be a material component of our revenue going forward.

Cost of Product and Service and Other Revenue

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Cost of product revenue	$51,271	$19,920	157%
Cost of service and other revenue	8,073	3,261	148

Total cost of product and service and other revenue	$59,344	$23,181	156%

Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product revenue increased to $51.3 million for the year ended December 31, 2006, compared to $19.9 million for the year ended January 1, 2006, primarily driven by higher consumable and instrument sales. Cost of product revenue for the year ended December 31, 2006 included stock-based compensation expenses resulting from the adoption of SFAS No. 123R totaling $1.3 million. Gross margin on product revenue increased to 67.1% for the year ended December 31, 2006, compared to 65.5% for the year ended January 1, 2006. The increase in gross margin percentage is primarily due to the impact of favorable product mix, as well as decreased manufacturing costs. A higher percentage of our revenue in 2006 was generated from the sale of consumables, which generally have a more favorable gross margin than other products. The decrease in manufacturing costs is primarily due to reduced raw material costs as a result of more favorable negotiated contracts with our vendors and improvements in our manufacturing processes. This increase in gross margin was offset, in part, by the impact of stock-based compensation charges, which decreased our gross margin by 83 basis points in 2006 compared to 2005.

Cost of service and other revenue increased to $8.1 million for the year ended December 31, 2006, compared to $3.3 million for the year ended January 1, 2006, primarily due to higher service revenue. Cost of service and other revenue for the year ended December 31, 2006 included stock-based compensation expenses resulting from the adoption of SFAS No. 123R totaling $0.2 million. Gross margin on service and other revenue decreased to 70.6% for the year ended December 31, 2006, compared to 76.6% for the year ended January 1, 2006. The decrease is due primarily to a change in the mix of projects, as well as the impact of stock-based compensation charges, the latter having decreased our service and other revenue gross margin by 85 basis points in 2006 compared to 2005.

We expect product mix to continue to affect our future gross margins. However, we expect our market to become increasingly price competitive and our margins may fluctuate from year to year and quarter to quarter.

Research and Development Expenses

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Research and development	$33,373	$27,809	20%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.

Research and development expenses increased to $33.4 million for the year ended December 31, 2006, compared to $27.8 million for the year ended January 1, 2006. Research and development expenses for the years ended December 31, 2006 and January 1, 2006 included stock-based compensation expenses primarily resulting from the adoption of SFAS No. 123R totaling $3.9 million and $0.1 million, respectively. Exclusive of these stock-based compensation charges, the increase in research and development expenses for the year ended December 31, 2006 is primarily due to the development of our recently-acquired VeraCode technology purchased in conjunction with our acquisition of CyVera in April 2005. The Company plans to launch its first products resulting from this acquisition during the first quarter of 2007. Research and development expenses related to the VeraCode technology increased $2.7 million for the year ended December 31, 2006, compared to the year ended January 1, 2006. In addition, costs to support our Oligator technology platform and BeadArray research activities decreased $1.0 million for the year ended December 31, 2006, compared to the year ended January 1, 2006.

We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base and integrate the operations of Solexa into our business.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Selling, general and administrative	$54,057	$28,158	92%

Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $54.1 million for the year ended December 31, 2006, compared to $28.2 million for the year ended January 1, 2006. Selling, general and administrative expenses for the years ended December 31, 2006 and January 1, 2006 included stock-based compensation expenses primarily resulting from the adoption of SFAS No. 123R totaling $8.9 million and $0.2 million, respectively.

Sales and marketing expenses increased $10.6 million during the year ended December 31, 2006, compared to the year ended January 1, 2006. The increase is primarily due to increases of $6.5 million attributable to personnel-related expenses, $3.2 million of stock-based compensation expense and

$0.9 million attributable to other non-personnel-related costs, mainly sales and marketing activities for our existing and new products. General and administrative expenses increased $15.3 million during the year ended December 31, 2006, compared to the year ended January 1, 2006, due to increases of $5.5 million of stock-based compensation expense, $5.3 million in outside legal costs related to the Affymetrix litigation, $3.1 million in personnel-related expenses associated with the growth of our business and $1.4 million in outside consulting costs. Outside consulting costs primarily include tax and audit fees and general legal expenses not associated with the Affymetrix litigation.

We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure, incur increased litigation costs and incur additional costs to support the growth in our business.

Interest Income

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Interest income	$5,368	$1,404	282%

Interest income on our cash and cash equivalents and investments was $5.4 million and $1.4 million for the years ended December 31, 2006 and January 1, 2006, respectively. The increase was due to higher average cash balances and higher effective interest rates compared to the prior year.

Interest and Other Expense, Net

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Interest and other expense, net	$(560)	$(668)	(16%)

Interest and other expense, net, consists of interest expense, other income and expenses related to foreign exchange transaction costs and gains and losses on disposals of assets. Interest and other expense, net, decreased to $0.6 million for the year ended January 1, 2006, compared to $0.7 million for the year ended January 2, 2005.

Interest expense was $11,000 for the year ended December 31, 2006, compared to $7,000 for the year ended January 1, 2006. For the years ended December 31, 2006 and January 1, 2006, we recorded approximately $0.4 million in losses due to foreign currency transactions. In addition in 2006, we recorded $0.1 million related to losses on disposal of assets, compared to $0.3 million of losses in 2005.

Provision for Income Taxes

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Provision for income taxes	$2,652	$163	1,527%

The provision for income taxes was approximately $2.7 million in 2006, up from $0.2 million in 2005. In 2006, the provision principally consists of federal and state alternative minimum tax and income tax expense related to foreign operations. In 2005, the provision for income taxes consisted of income tax expense related to foreign operations.

During the year ended December 31, 2006, we utilized approximately $25.9 million and $16.6 million of our federal and state net operating loss carryforwards, respectively, to reduce our federal and state income taxes. As of December 31, 2006, we had net operating loss carryforwards for federal and state tax purposes of approximately $76.4 million and $39.1 million, respectively; which begin to expire in 2022 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $6.4 million and $6.3 million respectively; which begin to expire in 2018 and 2019 respectively, unless previously utilized.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of December 31, 2006.

Based upon the available evidence as of December 31, 2006, we are not able to conclude it is more likely than not the remaining deferred tax assets in the U.S. will be realized. Therefore, we have recorded a full valuation allowance against the U.S. deferred tax assets of approximately $36.5 million.

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

Total revenue for the years ended January 1, 2006 and January 2, 2005 was $73.5 million and $50.6 million, respectively. This represents an increase of $22.9 million for 2005, or 45%, compared to 2004.

Product revenue increased to $57.8 million for the year ended January 1, 2006 from $40.5 million for the year ended January 2, 2005. The increase in 2005 was primarily due to higher BeadStation, consumable and, to a lesser extent, oligo sales. Growth in consumable sales was due to the launch of several new products, as well as the growth in our installed base of BeadStations. As of January 1, 2006, we had shipped a total of 126 BeadArray Readers.

Service and other revenue increased to $13.9 million in 2005 from $8.1 million in 2004. The increase in service and other revenue was primarily due to higher demand for third-party SNP genotyping service contracts during the 2005 period. In addition, due to the achievement of a milestone associated with our collaboration agreement with Invitrogen, we recognized revenue of $1.1 million in the fourth quarter of 2005. These increases were partially offset by decreased revenue related to the International HapMap Project. We completed all revenue-generating genotyping services for the International HapMap project early in the first quarter of 2005. We expect sales from third-party SNP genotyping services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNPs and samples to us.

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

Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product and service and other revenue increased to $23.2 million for the year ended January 1, 2006, compared to $13.3 million for the year ended January 2, 2005 due primarily to the significant increase in product revenue. Gross margin on product and service and other revenue was 68% for 2005, compared to 73% for 2004.

Cost of product revenue increased to $19.9 million for the year ended January 1, 2006, compared to $11.6 million for the year ended January 2, 2005, due to the significant increase in product revenue. Gross margin on product revenue decreased to 66% for the year ended January 1, 2006, compared to 71% for the year ended January 2, 2005. The decrease in gross margin percentage is primarily due to the impact of product mix. A higher percentage of our revenue in 2005 was generated from the sale of instrumentation, which generally has a lower gross margin than other products. Other factors contributing to the decrease include decreased gross margins related to our consumable and oligo sales. Lower consumable margins can be primarily attributed to lower average selling prices on consumable sales in 2005, compared to 2004, which were partially offset by decreased manufacturing costs. In addition, the gross margin associated with oligo products sold as a part of the Invitrogen collaboration was lower when compared to the prior year. The change in oligo gross margin was due to the fact that, under the Invitrogen collaboration, we no longer sell oligos directly. As a result, the gross margin related to this product line decreased; however, the net margin has increased due to the fact that most of the sales and marketing expenses surrounding the oligo business have shifted to our collaboration partner, Invitrogen.

Cost of service and other revenue increased to $3.3 million for the year ended January 1, 2006, compared to $1.7 million for the year ended January 2, 2005. Gross margin on service and other revenue decreased to 77% for the year ended January 1, 2006 from 79% in the year ended January 2, 2005. The decrease is due primarily to a change in the mix of projects and decreased average selling prices.

We expect product mix to continue to affect our future gross margins. However, we expect our market to become increasingly price competitive and our margins may fluctuate from year to year and quarter to quarter.

Research and Development Expenses

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change
	(In thousands)

Research and development	$27,809	$21,462	30%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.

Research and development expenses increased to $27.8 million for the year ended January 1, 2006, compared to $21.5 million for the year ended January 2, 2005. Research and development expenses for the years ended January 1, 2006 and January 2, 2005 included stock-based compensation expense of approximately $0.1 million and $0.3 million, respectively. Exclusive of these stock-based compensation charges, the increase in research and development expenses is primarily due to the development expenses incurred to develop our newly-acquired Microbead technology purchased in conjunction with our acquisition of CyVera in April 2005. Research and development expenses related to the VeraCode technology totaled approximately $3.2 million in 2005. Additional factors contributing to the increased research and development expenses during 2005 relate to increased costs of $2.1 million associated with the cost of BeadArray research activities and $1.3 million related to research costs to support our Oligator technology platform. We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase as we expand our product base and integrate the operations of Solexa into our business.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change
	(In thousands)

Selling, general and administrative	$28,158	$25,576	10%

Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services.

Selling, general and administrative expenses increased to $28.2 million for the year ended January 1, 2006, compared to $25.6 million for the year ended January 2, 2005. Selling, general and administrative expenses for the years ended January 1, 2006 and January 2, 2005 included stock-based compensation expense of approximately $0.2 million and $0.5 million, respectively. Sales and marketing expenses increased $3.6 million, of which $2.7 million was attributable to personnel related expenses for the build-out of our sales force and customer support staff, and $0.9 million is attributable to other non-personnel-related costs, including sales and marketing activities for our existing and new products. General and administrative expenses decreased by $1.0 million in 2005, compared to 2004, due primarily to a $2.5 million decrease in litigation expenses and a $0.3 million decrease in stock-based compensation expense, partially offset by a $1.5 million increase in personnel-related expenses.

We expect our selling, general and administrative expenses to accelerate as we expand our staff, add sales and marketing infrastructure and incur increased litigation costs and additional costs to support the growth in our business.

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

During the year ended January 1, 2006, we recorded $15.8 million of acquired in-process research and development (IPR&D) resulting from the CyVera acquisition. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, CyVera’s ongoing research and development initiatives were primarily the development of its VeraCode technology and the BeadXpress Reader. The IPR&D charge related to the CyVera acquisition was made up of two projects that were approximately 50% and 25% complete at the date of acquisition. The discount rate applied to calculate the IPR&D charge was 30%. Acquisitions of businesses, products or technologies by us in the future may result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results. There were no charges resulting from any acquisitions during the same period in 2006 or 2004.

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

Interest and Other Expense, Net

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change
	(In thousands)

Interest and other expense, net	$(668)	$(1,518)	(56%)

Interest and other expense, net consists of interest expense, expenses related to foreign exchange transaction costs and gains and losses on disposals of assets. Interest and other expense, net, decreased to $0.7 million for the year ended January 1, 2006, compared to $1.5 million for the year ended January 2, 2005.

Interest expense was $7,000 for the year ended January 1, 2006, compared to $1.4 million for the year ended January 2, 2005. Interest expense in the 2004 period relates primarily to a $26.0 million fixed rate loan that was paid off in August 2004 in connection with the sale/lease-back of our San Diego facilities.

In the year ended January 1, 2006, we recorded approximately $0.4 million in losses due to foreign currency transactions compared to $0.2 million in foreign currency transaction losses for the year ended January 2, 2005. In addition in 2005, we recorded $0.3 million related to losses on disposal of assets. There were no gains or losses on disposals in 2004.

Provision for Income Taxes

	Year Ended	Year Ended
	January 1,	January 2,	Percentage
	2006	2005	Change
	(In thousands)

Provision for income taxes	$163	$135	21%

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

Liquidity and Capital Resources

Cashflow

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Net cash provided (used in) operating activities	$39,000	$(9,008)	$(19,574)
Net cash provided by (used in) investing activities	(160,735)	(1,535)	57,022
Net cash provided by financing activities	109,296	5,963	4,875
Effect of foreign currency translation	3	613	1

Net increase (decrease) in cash and cash equivalents	$(12,436)	$(3,967)	$42,324

As of December 31, 2006, we had cash, cash equivalents and short-term investments of approximately $130.8 million. We currently invest our funds in U.S. dollar-based, short-term money market mutual funds, corporate bonds, commercial paper, auction rate certificates and treasury notes.

Our operating activities generated cash of $39.0 million in the year ended December 31, 2006, compared to using cash of $9.0 million in the year ended January 1, 2006. Net cash provided by operating activities in the year ended December 31, 2006 was primarily the result of the following: net income of $40.0 million; $14.3 million related to non-cash stock compensation expense resulting from the adoption of SFAS No. 123R; an $11.5 million increase in accounts payable and accrued liabilities driven by increases in general business activity associated with our sales growth, as well as expenses associated with the expansion of our corporate infrastructure to accommodate this growth; non-cash charges of $6.1 million for depreciation and amortization; a $5.9 million increase in other long-term liabilities primarily due to deferred revenue associated with the agreement with Genizon Biosciences and the deCODE genetics collaboration; and a $1.8 million increase in income taxes payable. These sources were partially offset by a $21.7 million increase in accounts receivable and a $9.7 million increase in inventory primarily due to our significant sales growth of 151% during the year ended December 31, 2006, compared to the year ended January 1, 2006, which resulted from increased customer demand and introduction of our new products and services into the market; a $5.3 million increase in other assets primarily due to increased long-term cost of sales associated with Genizon and deCODE and capitalized costs associated with the Solexa acquisition; a $1.6 million increase in prepaid expenses and other current assets primarily associated with increased prepaid software licenses and insurance, as well as an increase in interest receivable, $1.4 million for an incremental tax benefit related to stock option exercises and an increase of $0.6 million in deferred income taxes. Net cash used in operating activities in the year ended January 1, 2006 was primarily the result of a net loss from operations of $20.9 million, a $6.0 million payment for a litigation judgment, a $7.0 million increase in accounts receivable and a $6.5 million increase in inventory, reduced by a $7.4 million increase in accounts payable and accrued liabilities, a $3.2 million increase in long-term liabilities primarily related to payments received from Invitrogen recorded as deferred revenue, non-cash charges of $4.1 million for depreciation and amortization and a non-cash acquired IPR&D charge of $15.8 million related to the CyVera acquisition.

Our investing activities used cash of $160.7 million in the year ended December 31, 2006, compared to using cash of $1.5 million in the year ended January 1, 2006. Cash used in investing activities in the year ended December 31, 2006 was primarily due to the purchase of available-for-sale securities totaling $236.3 million, a $50.0 million investment in Solexa, and the purchase of a $3.0 million secured convertible debenture in Genizon. Further, $15.1 million was used for the purchase of property and equipment primarily related to the expansion of our manufacturing capacity. Our manufacturing capacity for BeadChips has increased approximately fourfold over the level as of January 1, 2006. These uses of cash were partially offset by $143.8 million provided by sales and maturities of available-for-sale securities. Cash used by investing activities in the year ended January 1, 2006 was due to $11.4 million used for the purchase of property and equipment and $2.4 million paid for the acquisition of CyVera, reduced by $12.2 million from the sale or maturity of investment securities used to provide operating funds for our business.

Our financing activities provided $109.3 million in the in the year ended December 31, 2006, compared to $6.0 million in the year ended January 1, 2006. Cash provided by financing activities in the year ended December 31, 2006 was primarily due to $96.5 million in net proceeds from a public stock offering completed in May 2006, as well as proceeds from the issuance of common stock from option exercises and employee stock purchase plan purchases totaling $11.4 million. Cash provided from financing activities in the year ended January 1, 2006 was primarily proceeds from the issuance of common stock from option exercises.

In February 2007, we issued $400 million principal amount of 0.625% Convertible Senior Notes due 2014. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. We used approximately $202 million of the net proceeds to purchase shares of our common stock in privately negotiated transactions concurrently with the offering. We used $46.6 million of the net proceeds of this offering to pay the cost of convertible note hedge and warrant transactions, which are designed to reduce the potential dilution upon conversion of the notes. We intend to use the balance of the net proceeds for other general corporate purposes, which may include acquisitions and additional purchases of our common stock. The notes mature on February 15, 2014 and bear interest semi-annually at a rate of 0.625% per year, payable on February 15 and August 15 of each year, beginning on August 15, 2007. In addition, we may in certain circumstances be obligated to pay additional interest. If a “designated event,” as defined in the indenture for the notes, occurs, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion of the notes, we must pay the principal portion in cash. The notes will become convertible only in certain circumstances based on conditions relating to the trading price of the notes and our common stock or upon the occurrence of specified corporate events. However, the notes will be convertible at any time from, and including, November 15, 2013 through the third scheduled trading day immediately preceding February 15, 2014.

We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs for at least the next twelve months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including the successful resolution of our legal proceedings with Affymetrix, our ability to successfully commercialize our sequencing systems and to expand our SNP genotyping services product lines, scientific progress in our research and development programs, the magnitude of those programs, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. Therefore, we may require additional funding in the future.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we were not involved in any SPE transactions.

In January 2002, we purchased two newly constructed buildings and assumed a $26.0 million, ten-year mortgage on the property at a fixed interest rate of 8.36%. In June 2004, we entered into a conditional agreement to sell our land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, we received $15.5 million in net cash proceeds. We removed the land and net book value of the buildings of $36.9 million from our balance sheet and are recording the resulting $3.7 million gain on the sale of the property over the lease term in accordance with SFAS No. 13, Accounting for Leases.  Under the terms of the lease, we made a $1.9 million security deposit, with monthly rental payments of $318,643 for the first year with an annual increase of 3% in each subsequent year through 2014. The current monthly rent under this lease is $338,048. On February 14, 2007, we extended this lease. The terms of the new lease provide for monthly rent increases each year to a maximum of $504,710 per month during the last year of the lease, which is now 2023. We have the option to extend the term of the lease for three additional five-year periods.

As of December 31, 2006, we also leased an office and laboratory facility in Connecticut, additional office, distribution and storage facilities in San Diego, and four foreign facilities located in Japan, Singapore, China and the Netherlands under non-cancelable operating leases that expire at various times through July 2011. These leases contain renewal options ranging from one to five years.

As of December 31, 2006, our contractual obligations were (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	1 – 5 Years	5 Years

Operating leases	$37,899	$5,320	$10,410	$9,371	$12,798

Total	$37,899	$5,320	$10,410	$9,371	$12,798

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

Periodically, we hedge significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. As of December 31, 2006, we had no foreign currency forward contracts outstanding. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2006 and January 1, 2006 were $0 and $0.1 million, respectively. As of January 1, 2006, we had one outstanding contract with an immaterial fair value, representing an unrealized gain, which was included in other current assets at January 1, 2006. We settled foreign exchange contracts of $0.1 million and $5.2 million for the years ended December 31, 2006 and January 1, 2006, respectively. We did not hold any derivative financial instruments prior to fiscal 2004.

Item 8.	Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated herein by reference.

Our fiscal year is 52 or 53 weeks ending on the Sunday closest to December 31, with quarters of 13 or 14 weeks ending on the Sunday closest to March 31, June 30 and September 30. The years ended December 31, 2006 and January 1, 2006 were both 52 weeks. The year ended January 2, 2005 was 53 weeks.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functons, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2006 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This report, which expresses an unqualified opinion on management’s assessment of and the effectiveness of our internal controls over financial reporting as of December 31, 2006, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To The Board of Directors and Stockholders of
Illumina, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Illumina, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Illumina, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Illumina, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Illumina, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 23, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors” contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007.

(b) Identification of Executive Officers. Information concerning our executive officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Securities Exchange Act” contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007.

Code of Ethics

We have adopted a code of ethics for our directors, officers and employees, which is available on our website at www.illumina.com in the Investor Information section under “Corporate.” The information on our website is not incorporated by reference into this report.

Item 11.	Executive Compensation.

Information concerning executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “Ownership of Securities” contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2006. We currently have two active equity compensation plans, the 2000 employee stock purchase plan and the 2005 stock incentive plan, which replaced the 2000 stock plan. Prior to our initial public offering, we granted options under our 1998 stock incentive plan. All of these plans have been approved by our stockholders. Options outstanding include options granted under the 1998 stock incentive plan, the 2000 stock plan and the 2005 stock incentive plan.

(c) Number of
Securities
Remaining
Available for
Future Issuance
	(a) Number of		Under Equity
	Securities to be	(b) Weighted-	Compensation
	Issued Upon	Average	Plans (Excluding
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Reflected in
Plan Category	Options	Options	Column (a))

Equity compensation plans approved by security holders	8,359,120	$13.94	5,527,502	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	8,359,120	$13.94	5,527,502

Please refer to Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for a description of our equity compensation plans.

(1)	Includes 2,764,566 available for grant under our 2005 stock incentive plan. The 2005 stock incentive plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of (1) five percent of outstanding shares of our common stock on the last day of the immediately preceding fiscal year, (2) 1,200,000 shares or (3) a lesser amount as determined by our Board of Directors.

(2)	Includes 2,762,936 shares available for grant under our 2000 employee stock purchase plan. The 2000 employee stock purchase plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of (1) three percent of outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (2) 1,500,000 shares.

Item 13.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Executive Compensation and Other Information” and “Certain Transactions” contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007.

Item 14.	Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Independent Auditors” contained in our definitive Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements:

(3) Exhibits:

Exhibit
Number		Description of Document

2	.1(16)	Agreement and Plan of Merger, dated as of November 12, 2006, among Solexa, Inc., Callisto Acquisition Corp. and the Registrant.
3	.1(2)	Corrected Amended and Restated Certificate of Incorporation.
3	.2(30)	Amended Bylaws.
3	.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).
4	.1(1)	Specimen Common Stock Certificate.
4	.2(1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.
4	.3(5)	Rights Agreement, dated as of May 3, 2001, between the Registrant and Equiserve Trust Company, N.A.
4	.4(35)	Indenture related to the 0.625% Convertible Senior Notes due 2014, dated as of February 16, 2007, between the Registrant and the Bank of New York, as trustee.
4	.5(36)	Registration Rights Agreement, dated as of February 16, 2007, between the Registrant and the Purchasers named therein.
+10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
+10	.2(1)	1998 Incentive Stock Plan.
+10	.3(33)	Amended 2000 Employee Stock Purchase Plan.
10	.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for the Registrant’s principal offices.
10	.5(1)	License Agreement dated May 1998 between Tufts and Registrant (with certain confidential portions omitted).
10	.6(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.
+10	.7(1)	2000 Stock Plan.
10	.8(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

Exhibit
Number		Description of Document

10	.9(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10	.10(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).
10	.11(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.
10	.12(13)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.
10	.13(14)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10	.14(15)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10	.15(8)	Replacement Reserve Agreement, dated as of January 10, 2002, between the Registrant and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10	.16(17)	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Registrant, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10	.17(18)	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Registrant and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
+10	.18(32)	2000 Employee Stock Purchase Plan as amended and restated through July 20, 2006.
+10	.19(20)	2000 Stock Plan as amended and restated through March 21, 2002.
10	.20(21)	Non-exclusive License Agreement dated January 2002 between Amersham Biosciences Corp. and Registrant (with certain confidential portions omitted).
10	.21(22)	License Agreement dated June 2002 between Dade Behring Marburg GmbH and Registrant (with certain confidential portions omitted).
10	.22(23)	Purchase and Sale Agreement and Escrow Instructions dated June 18, 2004 between Bernardo Property Advisors, Inc. and Registrant.
10	.23(24)	Single Tenant Lease dated August 18, 2004 between BioMed Realty Trust Inc. and Registrant.
10	.24(25)	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Registrant (with certain confidential portions omitted).
10	.28(26)	Collaboration Agreement dated December 17, 2004 between Invitrogen Incorporated and Registrant (with certain confidential portions omitted).
10	.29(27)	Offer letter for Christian O. Henry dated April 26, 2005.
10	.30(28)	Forms of Stock Option Agreement under 2000 Stock Plan.
10	.31(29)	Secured Convertible Debenture Indenture between Genizon BioSciences Inc., Computershare Trust Company of Canada and the Registrant, dated March 24, 2006.
10	.32(30)	Joint Development and Licensing Agreement dated May 15, 2006 between deCODE genetics, ehf. and Registrant (with certain confidential portions omitted).
10	.33(31)	Form of Change in Control Severance Agreement between the Registrant and Jay T. Flatley.
10	.34(31)	Form of Change in Control Severance Agreement between the Registrant and Christian O. Henry.
10	.35(31)	Form of Change in Control Severance Agreement between the Registrant and Tristan B. Orpin.
10	.36(31)	Form of Change in Control Severance Agreement between the Registrant and John R. Stuelpnagel.
10	.37(31)	Form of Change in Control Severance Agreement between the Registrant and Arthur L. Holden.
10	.38(31)	Form of Change in Control Severance Agreement between the Registrant and Christian G. Cabou.

Exhibit
Number		Description of Document

10	.39(34)	Securities Purchase Agreement, dated as of November 12, 2006, between Solexa, Inc. and the Registrant.
10.40		Lease between The Irvine Company LLC and the Registrant, dated September 29, 2006.
14	(10)	Code of Ethics.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 000-30361) for the year ended December 31, 2000 filed March 29, 2001.

(3)	[reserved]

(4)	Incorporated by reference to exhibit 10.13 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (File No. 000-30361) filed May 14, 2001.

(6)	Incorporated by reference to exhibit 10.15 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(8)	Incorporated by reference to exhibit 10.18 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(9)	Incorporated by reference to the same numbered exhibit filed with Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(10)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 000-30361) for the year ended December 28, 2003 filed March 12, 2004.

(11)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 27, 2004 filed August 6, 2004.

(12)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(13)	Incorporated by reference to exhibit 10.16 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(14)	Incorporated by reference to exhibit 10.17 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(15)	Incorporated by reference to exhibit 10.18 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(16)	Incorporated by reference to exhibit 2.1 filed with our Form 8-K (File No. 000-30361) filed November 13, 2006.

(17)	Incorporated by reference to exhibit 10.19 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(18)	Incorporated by reference to the exhibit 10.20 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(19)	Incorporated by reference to the exhibit 10.21 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(20)	Incorporated by reference to the exhibit 10.22 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(21)	Incorporated by reference to exhibit 10.24 filed with Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(22)	Incorporated by reference to exhibit 10.23 filed with our Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(23)	Incorporated by reference to exhibit 10.25 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 27, 2004 filed August 6, 2004.

(24)	Incorporated by reference to exhibit 10.26 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(25)	Incorporated by reference to exhibit 10.27 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(26)	Incorporated by reference to exhibit 10.28 filed with our Form 10-K (File No. 000-30361) for the year ended January 2, 2005 filed March 8, 2005.

(27)	Incorporated by reference to exhibit 10.33 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended July 3, 2005 filed August 8, 2005.

(28)	Incorporated by reference to exhibit 10.29 filed with our Form 10-K (File No. 000-30361) for the year ended January 2, 2005 filed March 8, 2005.

(29)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended April 2, 2006 filed May 8, 2006.

(30)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended July 2, 2006 filed August 2, 2006.

(31)	Incorporated by reference to the same numbered exhibit filed with our Form 8-K (File No. 000-30361) filed August 23, 2006.

(32)	Incorporated by reference to exhibit 10.13 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 1, 2006 filed October 30, 2006.

(33)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 1, 2006, filed October 30, 2006.

(34)	Incorporated by reference to exhibit 10.1 filed with our Form 8-K (File No. 000-30361) filed November 13, 2006.

(35)	Incorporated by reference to exhibit 4.1 filed with our Form 8-K (File No. 000-30361) filed February 16,2007.

(36)	Incorporated by reference to exhibit 4.2 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

Illumina, Inc.

By	/s/ Jay T. Flatley
Jay T. Flatley
President and Chief Executive Officer

February 28, 2007

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

/s/ Jay T. Flatley Jay T. Flatley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Christian O. Henry Christian O. Henry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ John R. Stuelpnagel John R. Stuelpnagel	Senior Vice President, Chief Operating Officer and Director	February 28, 2007

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 28, 2007

/s/ Daniel M. Bradbury Daniel M. Bradbury	Director	February 28, 2007

/s/ Karin Eastham Karin Eastham	Director	February 28, 2007

/s/ Paul Grint Paul Grint	Director	February 28, 2007

/s/ David R. Walt David R. Walt	Director	February 28, 2007

/s/ Jack Goldstein Jack Goldstein	Director	February 28, 2007

/s/ A. Blaine Bowman A. Blaine Bowman	Director	February 28, 2007

Roy Whitfield	Director	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Illumina, Inc.

We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc., at December 31, 2006 and January 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Illumina, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Illumina, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 23, 2007

ILLUMINA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2006	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$38,386	$50,822
Short-term investments	92,418	—
Accounts receivable, net	39,984	17,620
Inventory, net	20,169	10,309
Prepaid expenses and other current assets	2,769	959

Total current assets	193,726	79,710
Property and equipment, net	25,634	16,131
Investment in Solexa	67,784	—
Goodwill	2,125	2,125
Intangible and other assets, net	11,315	2,644

Total assets	$300,584	$100,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,853	$7,390
Accrued liabilities	23,860	14,210
Current portion of long-term debt	63	118

Total current liabilities	33,776	21,718
Long-term debt, less current portion	—	54
Deferred gain on sale of land and building	2,468	2,843
Deferred income tax liabilities	6,987	—
Other long-term liabilities	10,011	3,498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and January 1, 2006	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 46,857,512 shares issued and outstanding at December 31, 2006, 41,294,003 shares issued and outstanding at January 1, 2006	469	413
Additional paid-in capital	340,197	216,766
Deferred compensation	—	(354)
Accumulated other comprehensive income	11,294	258
Accumulated deficit	(104,618)	(144,586)

Total stockholders’ equity	247,342	72,497

Total liabilities and stockholders’ equity	$300,584	$100,610

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands, except per share amounts)

Revenue
Product revenue	$155,811	$57,752	$40,497
Service and other revenue	27,486	13,935	8,075
Research revenue	1,289	1,814	2,011

Total revenue	184,586	73,501	50,583

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $1,289, $0, and $0, respectively)	51,271	19,920	11,572
Cost of service and other revenue (including non-cash stock compensation expense of $235, $0, and $0, respectively)	8,073	3,261	1,687
Research and development (including non-cash stock compensation expense of $3,891, $84, and $348, respectively)	33,373	27,809	21,462
Selling, general and administrative (including non-cash stock compensation expense of $8,889, $186, and $496, respectively)	54,057	28,158	25,576
Acquired in-process research and development	—	15,800	—
Litigation judgment (settlement), net	—	—	(4,201)

Total costs and expenses	146,774	94,948	56,096

Income (loss) from operations	37,812	(21,447)	(5,513)
Interest income	5,368	1,404	941
Interest and other expense, net	(560)	(668)	(1,518)

Income (loss) before income taxes	42,620	(20,711)	(6,090)
Provision for income taxes	2,652	163	135

Net income (loss)	$39,968	$(20,874)	$(6,225)

Net income (loss) per basic share	$0.90	$(0.52)	$(0.17)

Net income (loss) per diluted share	$0.82	$(0.52)	$(0.17)

Shares used in calculating basic net income (loss) per share	44,501	40,147	35,845

Shares used in calculating diluted net income (loss) per share	48,754	40,147	35,845

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balance as of December 28, 2003	32,887	$329	$165,314	$(1,103)	$335	$(117,487)	$47,388
Issuance of common stock for cash	5,278	53	30,454	—	—	—	30,507
Repurchase of restricted common stock	(44)	(1)	(12)	—	—	—	(13)
Amortization of deferred compensation	—	—	—	844	—	—	844
Reversal of deferred compensation related to unvested stock options and restricted stock of terminated employees	—	—	(103)	103	—	—	—
Comprehensive loss:
Unrealized loss on available-for sale securities	—	—	—	—	(305)	—	(305)
Unrealized loss on hedging contracts	—	—	—	—	(46)	—	(46)
Foreign currency translation adjustment	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(6,225)	(6,225)

Comprehensive loss							(6,464)

Balance as of January 2, 2005	38,121	381	195,653	(156)	96	(123,712)	72,262
Issuance of common stock for cash	1,592	16	6,030	—	—	—	6,046
Issuance of common stock in conjunction with an acquisition	1,580	16	14,812	—	—	—	14,828
Deferred compensation related to unvested CyVera stock options assumed	—	—	—	(197)	—	—	(197)
Compensation expense related to acceleration of options for terminated employees	—	—	79	—	—	—	79
Deferred compensation related to a restricted stock award	1	—	192	(192)	—	—	—
Amortization of deferred compensation	—	—	—	191	—	—	191
Comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	—	29	—	29
Unrealized gain on hedging contracts	—	—	—	—	56	—	56
Foreign currency translation adjustment	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	(20,874)	(20,874)

Comprehensive loss							(20,712)

Balance as of January 1, 2006	41,294	413	216,766	(354)	258	(144,586)	72,497
Issuance of common stock for cash	5,559	56	114,440	—	—	—	114,496
May 2006 offering costs	—	—	(6,530)	—	—	—	(6,530)
Deferred compensation related to a restricted stock award	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	14,082	354	—	—	14,436
Incremental tax benefit related to stock options exercised	—	—	1,439	—	—	—	1,439
Comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	—	10,693	—	10,693
Unrealized gain on hedging contracts	—	—	—	—	(10)	—	(10)
Foreign currency translation adjustment	—	—	—	—	353	—	353
Net income	—	—	—	—	—	39,968	39,968

Comprehensive income							51,004

Balance as of December 31, 2006	46,857	$469	$340,197	$—	$11,294	$(104,618)	$247,342

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$39,968	$(20,874)	$(6,225)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Acquired in-process research and development	—	15,800	—
Depreciation and amortization	6,083	4,116	3,956
Loss on disposal of property and equipment	116	293	—
Amortization of premium on investments	—	(14)	354
Non-cash stock-based compensation expense	14,304	270	844
Incremental tax benefit related to stock options exercised	(1,439)	—	—
Amortization of gain on sale of land and building	(375)	(375)	(156)
Changes in operating assets and liabilities:
Accounts receivable	(21,733)	(7,039)	(7,202)
Inventory	(9,728)	(6,502)	(1,785)
Prepaid expenses and other current assets	(1,591)	290	(29)
Deferred income taxes	(548)	—	—
Other assets	(5,263)	395	(2,041)
Accounts payable	2,438	3,193	697
Accrued income taxes	1,809	144	84
Accrued liabilities	9,066	4,070	1,874
Litigation judgment	—	(5,957)	567
Other long-term liabilities	5,893	3,182	(512)
Advance payment from former collaborator	—	—	(10,000)

Net cash provided by (used in) operating activities	39,000	(9,008)	(19,574)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(2,388)	—
Investment in secured convertible debentures	(3,036)	—	—
Investment in Solexa	(50,000)	—	—
Purchases of available-for-sale securities	(236,331)	—	(6,603)
Sales and maturities of available-for-sale securities	143,846	12,248	26,348
Proceeds from sale of land and building, net of fees	—	—	40,667
Purchase of property and equipment	(15,114)	(11,395)	(3,355)
Acquisition of intangible assets	(100)	—	(35)

Net cash provided by (used in) investing activities	(160,735)	(1,535)	57,022

Cash flows from financing activities:
Payments on long-term debt	(109)	(83)	(25,387)
Payments on equipment financing	—	—	(232)
Proceeds from issuance of common stock	107,966	6,046	30,507
Incremental tax benefit related to stock options exercised	1,439	—	—
Repurchase of common stock	—	—	(13)

Net cash provided by financing activities	109,296	5,963	4,875

Effect of foreign currency translation on cash and cash equivalents	3	613	1

Net increase (decrease) in cash and cash equivalents	(12,436)	(3,967)	42,324
Cash and cash equivalents at beginning of the year	50,822	54,789	12,465

Cash and cash equivalents at end of the year	$38,386	$50,822	$54,789

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11	$15	$1,368

See accompanying notes to the consolidated financial statements

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Illumina, Inc. (the Company) was incorporated on April 28, 1998. The Company is a leading developer, manufacturer and marketer of next-generation life-science tools and integrated systems for the large-scale analysis of genetic variation and biological function. Using the Company’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping and gene expression markets, and the Company expects to enter the market for molecular diagnostics. The Company’s tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information from advances in genomics and proteomics. The Company believes this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended December 31, 2006 and January 1, 2006 were both 52 weeks.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “available-for-sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. As of December 31, 2006, the Company’s excess cash balances were primarily invested in marketable debt securities, including commercial paper, auction rate certificates and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method. The Company did not record any gross realized gains for the years ended December 31, 2006 or January 1, 2006. For the year ended January 2, 2005, gross realized gains totaled $453,750. Gross realized losses totaled approximately $35,000, $0, and $0 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Further, there were no investments that have been in a continuous unrealized loss position for greater than twelve months as of December 31, 2006.

Restricted Cash

As of December 31, 2006, restricted cash, included in cash and cash equivalents, consisted of bank guarantees totaling approximately $250,000 associated with two sales contracts during 2006. Both guarantees are scheduled to be released during 2007. There was no restricted cash as of January 1, 2006.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, approximate fair value.

Accounts and Notes Receivable

Trade accounts receivable are recorded at net invoice value and notes receivable are recorded at contractual value plus earned interest. Interest income on notes receivable is recognized according to the terms of each related agreement. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed.

Concentrations of Risk

Cash equivalents, investments and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Most of the Company’s cash and cash equivalents as of December 31, 2006 were deposited with financial institutions in the United States and the Company’s investment policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the U.S. Government. The Company has historically not experienced significant credit losses from accounts receivable. The Company performs a regular review of customer activity and associated credit risks and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon a percentage of its trade receivable balance based on collection history and re-evaluates such reserves on a regular basis.

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

Approximately 44%, 38% and 52% of the Company’s revenue for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was derived from shipments to customers outside the United States. Approximately 39% and 48% of the Company’s net accounts receivable balance as of December 31, 2006 and January 1, 2006, respectively, was related to customers outside the United States. Sales to territories outside of the United States are generally denominated in U.S. dollars. International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed.

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

Intangible Assets

Intangible assets consist of license agreements and acquired technology. The cost of the Company’s license agreements was $944,450 and the Company has amortized $836,450 through December 31, 2006. Amortization expense related to license agreements for the years ending December 31, 2006, January 1, 2006 and January 2, 2005 was $51,083, $292,033 and $300,000, respectively. The licenses will be fully amortized by 2010.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset and adjusts the value of the asset accordingly. While the Company’s historical operating and cash flow losses are indicators of impairment, the Company believes the current and future cash flows to be received from the long-lived assets recorded at December 31, 2006 will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2006.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. All revenue is recorded net of any applicable allowances for returns or discounts.

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

Shipping and Handling Expenses

Shipping and handling expenses are included in cost of product revenue and totaled $1.8 million, $1.3 million and $0.5 million for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Research and Development

Research and development expenses consist of costs incurred for internal and grant-sponsored research and development. Research and development expenses include salaries, contractor fees, facilities costs, utilities and allocations of benefits. Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $1.9 million, $1.2 million and $0.8 million for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence.

Due to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment, the Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.

Foreign Currency Translation

The functional currencies of the Company’s wholly-owned subsidiaries are their respective local currencies. Accordingly, all balance sheet accounts of these operations are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income (loss).”

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

On January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, in prior periods. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and employee stock purchase plan (ESPP) shares that are ultimately expected to vest as the requisite service is rendered. Stock-based compensation expense for awards granted prior to January 2, 2006 is based on the grant date fair-value as determined under APB No. 25. For the year ended December 31, 2006, the Company has recorded an incremental $14.3 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS No. 123R. Net income per diluted share was reduced by $0.29 for the year ended December 31, 2006 as a result of the adoption of SFAS No. 123R. Stock-based compensation expense capitalized as part of inventory as of December 31, 2006 was approximately $0.1 million. As of December 31, 2006, approximately $46.8 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares are expected to be recognized over a weighted-average period of approximately two years.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the specified reporting periods (in thousands, except per share data):

	Year Ended	Year Ended
	January 1,	January 2,
	2006	2005

Net loss as reported	$(20,874)	$(6,225)
Add: Stock-based compensation expense recorded	270	844
Less: Assumed stock-based compensation expense	(8,393)	(10,302)

Pro forma net loss	$(28,997)	$(15,683)

Basic and diluted net loss per share:
As reported	$(0.52)	$(0.17)

Pro forma	$(0.72)	$(0.44)

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

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Interest rate — stock options	4.73%	4.08%	3.25%
Interest rate — stock purchases	4.08 - 4.85%	3.25 - 4.08%	3.25 - 3.31%
Volatility — stock options	76%	90%	97%
Volatility — stock purchases	76 - 90%	90 - 103%	97 - 103%
Expected life — stock options	6 years	5 years	5 years
Expected life — stock purchases	6 - 12 months	6 - 24 months	6 - 12 months
Expected dividend yield	0%	0%	0%
Weighted average fair value per share of options granted	$18.88	$7.38	$5.25
Weighted average fair value per share of employee stock purchases	$4.76	$1.81	$1.36

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income ( Loss) per Share

Basic and diluted net income (loss) per common share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Weighted-average shares outstanding	44,537	40,199	36,165
Less: Weighted-average shares of common stock subject to repurchase	(36)	(52)	(320)

Weighted-average shares used in calculating basic net income (loss) per share	44,501	40,147	35,845
Plus: Effect of dilutive potential common shares	4,253	—	—

Weighted-average shares used in calculating diluted net income (loss) per share	48,754	40,147	35,845

The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and shares of restricted stock, was 7,368,181 and 6,360,023 for the years ended January 1, 2006, and January 2, 2005, respectively, as their effect was antidilutive.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities that are excluded from net income, changes in the fair value of derivatives designated as effective as cash flow hedges, and foreign currency translation adjustments. The Company has disclosed comprehensive income as a component of stockholders’ equity.

The components of accumulated other comprehensive income are as follows (in thousands):

	Year Ended	Year Ended
	December 31,	January 1,
	2006	2006

Foreign currency translation adjustments	601	248
Unrealized gain on available-for-sale securities, net of deferred tax	10,693	—
Unrealized gain on cash flow hedges	—	10

Total other comprehensive income	$11,294	$258

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of CyVera Corporation

On April 8, 2005, the Company completed its acquisition of 100% of the voting equity interests of CyVera Corporation (CyVera). Pursuant to an Agreement and Plan of Merger, dated as of February 22, 2005 (the Merger Agreement), by and among Illumina, Semaphore Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Illumina (Merger Sub), and CyVera, Merger Sub merged with and into CyVera, with CyVera surviving as a wholly owned subsidiary of Illumina. The results of CyVera’s operations have been included in the Company’s consolidated financial statements since the acquisition date of April 8, 2005.

CyVera was created in October 2003 to commercialize its technology and optical instrumentation/reader concepts (BeadXpress Reader). The Company believes that the CyVera technology, branded VeraCode, is highly complementary to the Company’s own portfolio of products and services and will enhance the Company’s capabilities to service its existing customers as well as accelerate the development of additional technologies, products and services. The Company believes that integrating CyVera’s capabilities with the Company’s technologies will better position the Company to address the emerging biomarker research and development and in-vitro and molecular diagnostic markets. The Company plans to begin shipments of its first products resulting from this acquisition during the first quarter of 2007.

Pursuant to the Merger Agreement, the Company issued 1.6 million shares (the Shares) of Illumina common stock, paid $2.3 million in cash and assumed the net liabilities of CyVera. In addition, the Company assumed the outstanding stock options of CyVera. Approximately 250,000 of the Shares were deposited into an escrow account with a bank to satisfy any claims for indemnification made by the Company or CyVera pursuant to the Merger Agreement. No claims for indemnification were made and the escrow agent released the shares from escrow during the second quarter of 2006.

The results of CyVera’s operations have been included in the accompanying consolidated financial statements from the date of the acquisition. The total cost of the acquisition is as follows (in thousands):

Fair market value of securities issued, net	$14,433
Cash paid	2,291
Transaction costs	681
Fair market value of options assumed	394

Total purchase price	$17,799

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$17,799

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company performs its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. The Company has performed its annual test of goodwill as of May 1, 2006 and has determined there was no impairment of goodwill during 2006.

The Company allocated $15.8 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, CyVera’s ongoing research and development initiatives were primarily involved with the development of its VeraCode technology and the BeadXpress Reader. These two projects were approximately 50% and 25% complete at the date of acquisition, respectively. As of December 31, 2006, these two projects were approximately 90% and 80% complete, respectively.

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

The following unaudited pro forma information shows the results of the Company’s operations for the years ended January 1, 2006 and January 2, 2005 as though the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share data):

	Year Ended	Year Ended
	January 1,	January 2,
	2006	2005

Revenue	$73,501	$50,583
Net loss	(6,234)	(9,965)
Net loss per share, basic and diluted	(0.15)	(0.27)

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. The pro forma results exclude the non- cash acquired IPR&D charge recorded upon the closing of the acquisition during the second quarter of 2005.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN No. 48 to have a material impact on its consolidated results of operations and financial position, and the Company is continuing to evaluate the impact, if any, the adoption of FIN No. 48 will have on its disclosure requirements.

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

2.	Balance Sheet Account Details

The following is a summary of short-term investments as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government agencies	$9,498	$5	$(9)	$9,494
Debt securities issued by the states of the United States and political subdivisions of the states	17,200	—	—	17,200
Corporate debt securities	65,787	7	(70)	65,724

Total	$92,485	$12	$(79)	$92,418

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized losses on sales of available-for-sale securities totaled approximately $35,000, $0 and $0 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. As of December 31, 2006, all of the Company’s investments in a gross unrealized loss position had been in such position for less than 12 months.

The Company also recorded an unrealized gain, net of tax, of $10.8 million as of December 31, 2006, related to the investment in common stock of Solexa (see Note 10). The net unrealized gain is classified as a part of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Contractual maturities of short-term investments at December 31, 2006 were as follows (in thousands):

Estimated
Fair Value

Due within one year	$20,250
After one but within five years	72,168

Total	$92,418

Accounts receivable consist of the following (in thousands):

	December 31,	January 1,
	2006	2006

Accounts receivable from product and service sales	$39,627	$17,055
Notes receivable from product sales	112	441
Accounts receivable from government grants	167	180
Other receivables	416	257

	40,322	17,933
Allowance for doubtful accounts	(338)	(313)

Total	$39,984	$17,620

Inventory, net, consists of the following (in thousands):

	December 31,	January 1,
	2006	2006

Raw materials	$8,365	$4,575
Work in process	8,907	4,546
Finished goods	2,897	1,188

Total	$20,169	$10,309

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consist of the following (in thousands):

	December 31,	January 1,
	2006	2006

Leasehold improvements	$1,760	$819
Manufacturing and laboratory equipment	30,523	19,430
Computer equipment and software	10,383	8,121
Furniture and fixtures	3,114	2,139

	45,780	30,509
Accumulated depreciation and amortization	(20,146)	(14,378)

Total	$25,634	$16,131

Depreciation expense was $6.1 million, $3.8 million and $3.7 million for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,	January 1,
	2006	2006

Compensation	$8,239	$4,922
Legal and other professional fees	3,831	2,311
Taxes	1,804	939
Reserve for product warranties	996	751
Customer deposits	3,703	1,361
Short-term deferred revenue	3,382	1,937
Short-term deferred gain on sale of building	375	375
Other	1,530	1,614

Total	$23,860	$14,210

3.	Derivative Financial Instruments

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Periodically, the Company hedges significant foreign currency firm sales commitments and accounts receivable with forward contracts. The Company only uses derivative financial instruments to reduce foreign currency exchange rate risks; the Company does not hold any derivative financial instruments for trading or speculative purposes. The Company primarily uses forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. As of December 31, 2006, the Company had no foreign currency forward contracts outstanding. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2006 and January 1, 2006 were $0 and $0.1 million, respectively. As of January 1, 2006, the Company had one outstanding contract with an immaterial fair value, representing an unrealized gain, and was included in other current assets at January 1, 2006. The Company settled foreign exchange contracts of $0.1 million and $5.2 million for the years ended December 31, 2006 and January 1, 2006, respectively. The Company did not hold any derivative financial instruments prior to fiscal 2004.

On February 16, 2007, the Company issued $400 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes), which included the exercise of the initial purchasers’ option to purchase up to an additional $50 million aggregate principal amount of Notes. In connection with the offering of the notes, the Company entered into convertible note hedge transactions with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase shares of the Company’s common stock at an initial strike price of $43.66 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants to acquire shares of the Company’s common stock at an initial strike price of $62.87 per share, subject to adjustment. See Note 15 for further discussion of these transactions.

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

Changes in the Company’s warranty liability during the three years ended December 31, 2006 are as follows (in thousands):

Balance as of December 28, 2003	$230
Additions charged to cost of revenue	603
Repairs and replacements	(446)

Balance as of January 2, 2005	387
Additions charged to cost of revenue	1,094
Repairs and replacements	(730)

Balance as of January 1, 2006	751
Additions charged to cost of revenue	1,379
Repairs and replacements	(1,134)

Balance as of December 31, 2006	$996

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Commitments and Long-term Debt

Building Loan

In July 2000, the Company entered into a 10-year lease to rent space in two newly constructed buildings in San Diego that are now occupied by the Company. That lease contained an option to purchase the buildings together with certain adjacent land that has been approved for construction of an additional building. The Company exercised that option and purchased the properties in January 2002 and assumed a $26.0 million, 10-year mortgage on the property at a fixed interest rate of 8.36%. The Company made monthly payments of $208,974, representing interest and principal, through August 2004. The Company did not record interest expense related to this loan for the years ended December 31, 2006 or January 1, 2006. Interest expense related to this loan was $1.4 million for the year ended January 2, 2005.

In June 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years. The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, the Company received $15.5 million in net cash proceeds. The Company removed the land and net book value of the buildings of $36.9 million from its balance sheet, deferred the resulting $3.7 million gain on the sale of the property, and is amortizing the deferred gain over the lease term in accordance with SFAS No. 13, Accounting for Leases.

The Company leased a portion of the space to a tenant under a lease which expired in June 2004. Rental income was recorded as an offset to the Company’s facility costs. There was no rental income for the years ended December 31, 2006 and January 1, 2006. For the year ended January 2, 2005, rental income was $409,517.

Capital Leases

In April 2000, the Company entered into a $3,000,000 loan arrangement to be used at its discretion to finance purchases of capital equipment. The loan was secured by the capital equipment financed. As of January 1, 2005, all loan payments were made, the underlying equipment was purchased and the loan arrangement was closed. Depreciation of equipment under capital leases was included in depreciation expense. Interest expense related to capital leases was $10,500 for the year ended January 2, 2005. The Company did not have any capital leases during the years ended December 31, 2006 and January 1, 2006.

Operating Leases

In August 2004, the Company entered into a ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and is paying monthly rent of $318,643 for the first year with an annual increase of 3% in each subsequent year through 2014. The current monthly rent under this lease is $338,048. On February 14, 2007, the Company extended this lease. The terms of the new lease provide for monthly rent increases each year to a maximum of $504,710 per month during the last year of the lease, which is now 2023. The Company has the option to extend the term of the lease for three additional five-year periods. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying consolidated balance sheet.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company also leased an office and laboratory facility in Connecticut, additional office, distribution and storage facilities in San Diego, and four foreign facilities located in Japan, Singapore, China and the Netherlands under non-cancelable operating leases that expire at various times through June 2011. These leases contain renewal options ranging from one to five years.

As of December 31, 2006, annual future minimum payments under these operating leases were as follows (in thousands):

2007	5,320
2008	5,335
2009	5,075
2010	4,659
2011	4,712
2012 and thereafter	12,798

Total	$37,899

Rent expense, net of amortization of the deferred gain on sale of property, was $4,723,041, $4,737,218, and $1,794,234 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

6.	Stockholders’ Equity

Common stock

As of December 31, 2006, the Company had 46,857,512 shares of common stock outstanding, of which 4,814,744 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of December 31, 2006, 36,000 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s new 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s stock option activity under all stock option plans from December 28, 2003 through December 31, 2006 is as follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at December 28, 2003	5,228,874	$6.95
Granted	1,453,400	$7.08
Exercised	(139,768)	$1.98
Cancelled	(337,486)	$8.80

Outstanding at January 2, 2005	6,205,020	$6.99
Granted	2,992,300	$10.02
Exercised	(869,925)	$4.66
Cancelled	(1,001,964)	$11.00

Outstanding at January 1, 2006	7,325,431	$7.96
Granted	2,621,050	$27.24
Exercised	(1,273,119)	$7.28
Cancelled	(314,242)	$12.44

Outstanding at December 31, 2006	8,359,120	$13.94

At December 31, 2006, options to purchase approximately 2,901,704 shares were exercisable and 2,764,566 shares remain available for future grant.

Following is a further breakdown of the options outstanding as of December 31, 2006:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$0.03 - 5.75	1,475,729	6.22	$3.85	964,006	$3.65
$5.99 - 8.30	1,455,333	6.04	$7.00	686,164	$7.32
$8.35 - 9.40	1,465,961	7.75	$8.67	451,603	$8.78
$9.44 - 20.03	1,408,012	7.55	$12.67	589,545	$12.23
$20.97 - 26.92	1,417,584	9.01	$22.18	175,329	$21.30
$26.94 - 45.69	1,136,501	9.58	$34.00	35,057	$35.18

$ 0.03 - 45.69	8,359,120	7.61	$13.94	2,901,704	$8.51

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $212.3 million and $89.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $39.31 as of December 29, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $34.0 million for the year ended December 31, 2006.

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

The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the Purchase Plan provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. 266,394, 717,164 and 585,855 shares were issued under the 2000 Employee Stock Purchase Plan during fiscal 2006, 2005 and 2004, respectively. As of December 31, 2006, there were 2,762,936 shares available for issuance under the Purchase Plan.

Stockholder Rights Plan

On May 3, 2001, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company. The dividend was payable on May 14, 2001 (the Record Date) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one unit consisting of one-thousandth of a share of its Series A Junior Participating Preferred Stock at a price of $100 per unit. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the outstanding common stock of the Company or announces an offer for 15% or more of the outstanding common stock. If a person or group acquires 15% or more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the exercise price of the right, a number of shares of common stock having a market value of two times the exercise price of the right. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company which at the time of such transaction have a market value of two times the exercise price of the right. The Board of Directors will be entitled to redeem the Rights at a price of $0.01 per Right at any time before any such person acquires beneficial ownership of 15% or more of the outstanding common stock. The rights expire on May 14, 2011 unless such date is extended or the rights are earlier redeemed or exchanged by the Company.

7.	Legal Proceedings

The Company has incurred substantial costs in defending itself against patent infringement claims, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 15, 2006, the court allowed the Company to file its first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified the Company of its decision to drop one of the six patents from the suit, and of its intention to assert infringement of certain additional claims of the remaining five patents. The Company has filed a motion to preclude Affymetrix from asserting infringement of those additional claims. That motion is still pending at this time. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Affymetrix and the Company filed summary judgment motions by the July 14, 2006 court-established deadline. On August 16, 2006, the court issued a ruling on the Markman (claim construction) hearing it had held on April 20, 2006. The Company believes the court’s Markman opinion construed several key claim terms in favor of the Company and did not adversely affect the Company’s defenses and pending counterclaims in any material respect. At the request of the parties, trial has been rescheduled to March 5, 2007 from October 16, 2006. A pre-trial conference was held on February 8, 2007 during which the court established a multi-phase trial structure with the first phase of the trial to begin on March 5, 2007, and addressed related issues. The Company believes it has meritorious defenses against each of the infringement claims alleged by Affymetrix and intends to defend vigorously against this suit. However, the Company cannot be sure that it will prevail in this matter. Any unfavorable determination, and in particular, any significant cash amounts required to be paid by the Company or prohibition of the sale of its products and services, could result in a material adverse effect on its business, financial condition and results of operations.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Applied Biosystems Litigation

On December 26, 2006, the Applied Biosystems Group of Applera Corporation filed suit against Solexa, which the Company acquired in a stock-for-stock merger on January 26, 2007. Applied Biosystems’ action against Solexa, which was filed in California state court in Santa Clara County, seeks ownership of patents covering Sequencing-by-Ligation technologies. Solexa filed its answer to the complaint by the required deadline. The patents at issue were assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee, Dr. Stephen Macevicz, who is named as a co-defendant in the suit. Lynx, which was originally a unit of Applied Biosystems, was spun out of Applied Biosystems in 1992. The patents at issue in the suit relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (Sequencing-by-Ligation). The Company’s new Illumina Genome Analyzer system uses a different technology, DNA Sequencing-by-Synthesis (SBS), which the Company believes is not covered by any of the patents at issue in the suit. The Company also believes that the MPSS technology used by Lynx did not use the methods covered by these patents, and in any event Solexa no longer uses the MPSS technologies. The Company believes the suit is not material to its current or future business, and the Company has no plans to use any of the Sequencing-by-Ligation technologies covered by the patents at issue in the suit. Applied Biosystems does not assert any claim for patent infringement in the suit.

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

Litigation with Applera Corporation’s Applied Biosystems Group

In 1999, the Company entered into a joint development agreement with Applied Biosystems Group, an operating group of Applera Corporation, under which the companies agreed to jointly develop a SNP genotyping system that would combine the Company’s BeadArray technology with Applied Biosystems’ assay chemistry and scanner technology. In conjunction with the agreement, Applied Biosystems agreed to provide the Company with non-refundable research and development support of $10.0 million, all of which was paid by December 2001 and recorded as a liability on the Company’s balance sheet as of January 2, 2005. In December 2002, Applied Biosystems initiated a patent infringement suit and sought to compel arbitration of an alleged breach of the joint development agreement. The Company initiated a suit in state court seeking to enjoin the arbitration and alleged that Applied Biosystems had breached the joint development agreement. In August 2004, the Company entered into a settlement and cross-license agreement with Applera. As a result of the settlement, the Company removed the $10.0 million liability from its balance sheet, made a payment of $8.5 million to Applera and recorded a gain of $1.5 million as a litigation settlement.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Collaborative Agreements

Invitrogen Corporation

In December 2004, the Company entered into a strategic collaboration with Invitrogen Corporation (Invitrogen). The goal of the collaboration is to combine the Company’s expertise in oligonucleotide manufacturing with the sales, marketing and distribution capabilities of Invitrogen. In connection with the collaboration, the Company has developed the next generation Oligator DNA synthesis technology. This technology includes both plate- and tube-based capabilities. Under the terms of the agreement, Invitrogen paid the Company an upfront non-refundable collaboration payment of $2.3 million during the first quarter of 2005. Additionally, Invitrogen made a milestone payment of $1.1 million to the Company in November 2005 upon achievement of a milestone event under the terms of the collaboration.

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

deCODE genetics

In May 2006, the Company and deCODE genetics, ehf. (deCODE) executed a Joint Development and Licensing Agreement (the Development Agreement). Pursuant to the Development Agreement, the parties agreed to collaborate exclusively to develop, validate and commercialize specific diagnostic tests for variants in genes involved in three disease-related pathways: the gene-encoding leukotriene A4 hydrolase, linked to heart attack; the gene-encoding transcription factor 7-like 2 (TCF7L2), linked to type 2 diabetes; and the gene-encoding BARD1, linked to breast cancer. The Company and deCODE are developing diagnostic tests based on these variants for use on the Company’s BeadXpress system.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreement, the Company will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, the Company installed instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the Company’s Sentrix HumanHap300 BeadChips and associated reagents. The Company has deferred approximately $2.0 million of revenue for instruments installed during the third quarter of 2006 under guidance provided by SFAS No. 48, Revenue Recognition When Right of Return Exists. This amount is classified as a long-term liability as of December 31, 2006. The Company has also deferred approximately $1.3 million of costs related to product shipments to deCODE, which are classified as a long-term asset as of December 31, 2006.

International HapMap Project

The Company was the recipient of a grant from the National Institutes of Health covering its participation in the first phase of the International HapMap Project, which is a $100 million, internationally funded successor project to the Human Genome Project that will help identify a map of genetic variations that may be used to perform disease-related research. The Company was awarded a $9.1 million grant from the National Institutes of Health in September 2002 to perform genotyping services in connection with the first phase of the International HapMap Project that covered basic research activities, the development of SNP assays and the genotyping performed on those assays. For the year ending December 31, 2006, the Company did not record any revenue related to this project. For the years ending January 1, 2006 and January 2, 2005, the Company recorded revenue related to this project totaling $0.8 million and $4.6 million, respectively.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investment in Genizon BioSciences Inc.

In January 2006, Genizon BioSciences Inc. (Genizon), a Canadian company focused on gene discovery, purchased from the Company approximately $1.9 million in equipment and committed to purchase an additional $4.3 million in consumables. The Company understands that Genizon is using the Company’s HumanHap300 BeadChip along with the Infinium assay to perform whole-genome association studies involving thousands of members of the Quebec Founder Population. The goal of the studies is to provide understanding of the genetic origins and mechanisms of common diseases which may then lead to possible drug targets.

In March 2006, the Company entered into a Subscription Agreement for Secured Convertible Debentures with Genizon. Pursuant to the agreement, the Company purchased a secured convertible debenture (the debenture) of Genizon and certain warrants for CDN$3.5 million (approximately U.S. $3.0 million).

The debenture is convertible, automatically upon the occurrence of a “liquidity event,” as defined in the debenture, into Class H Preferred Shares of Genizon. Upon the occurrence of certain events, Illumina may be entitled to receive additional shares of Genizon’s Class H Preferred Shares. The debenture matures two years from issuance and bears interest, payable semiannually, at a rate of 5% per annum for the first year and 12.5% per annum for the second year. Unless the debenture is converted before maturity, 112.5% of the principal amount of the debenture is due upon maturity. The Company also received warrants to purchase 226,721 shares of Genizon Class H Preferred Shares at an exercise price of $1.5437 per share.

As of December 31, 2006, the debenture was recorded at face value, which is the fair value, and is classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security.

The Company has concluded that the purchase of the debenture and the concurrent purchase by Genizon of the Company’s products are “linked” transactions under guidance contained in EITF No. 00-21. Since the transactions are considered “linked,” the Company has deferred approximately $3.0 million of revenue (the face value of the Debentures) as of December 31, 2006, related to the Genizon product shipments. The deferred revenue is classified as a long-term liability as of December 31, 2006. This amount is expected to remain in deferred revenue until Genizon settles the Debenture in cash or when a liquidity event occurs that generates cash or a security that is readily convertible into cash. The Company has also deferred approximately $1.1 million of costs related to product shipments to Genizon as a long-term asset as of December 31, 2006. All Genizon shipments that generate revenue over the face value of the debenture will be evaluated under the Company’s revenue recognition policy, which is outlined in Note 1.

10.	Investment in Solexa

On November 12, 2006, the Company entered into a definitive securities purchase agreement with Solexa in which the Company invested approximately $50 million in Solexa in exchange for 5,154,639 newly issued shares of Solexa common stock in conjunction with the merger of the two companies, completed on January 26, 2007. This investment was valued at $67.8 million as of December 31, 2006, which represented a market value of $13.15 per share of Solexa common stock.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Current:
Federal	$1,125	$—	$—
State	1,177	—	—
Foreign	903	105	135

Total current provision	3,205	105	135
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(553)	58	—

Total deferred provision	(553)	58	—

Total tax provision	$2,652	$163	$135

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Tax at federal statutory rate	$14,945	$(7,043)	$(2,179)
State, net of federal benefit	767	633	(336)
Alternative minimum tax	1,125	—	—
Research and other credits	(1,900)	(1,239)	34
Acquired in-process research & development	—	5,372	—
Adjustments to deferred tax balances	(3,509)	2,952	—
Change in valuation allowance	(10,038)	(1,138)	2,330
Permanent differences	818	(226)	(264)
Other	444	852	550

Total tax provision	$2,652	$163	$135

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,	January 1,
	2006	2006

Deferred tax assets:
Net operating losses	$13,728	$37,801
Tax credits	10,831	6,634
Deferred revenue	2,859	1,037
Capitalized research and development costs	1,290	1,523
Accruals and reserves	2,491	1,729
Stock compensation	4,736	—
Other	2,592	1,952

Total deferred tax assets	38,527	50,676
Valuation allowance on deferred tax assets	(36,458)	(49,542)

Net deferred tax assets	2,069	1,134

Deferred tax liabilities:
Property and equipment	(1,516)	(1,134)
Net unrealized gain on investments	(6,987)	—

Total deferred tax liabilities	(8,503)	(1,134)

Net deferred tax liabilities	$(6,434)	$—

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. Based upon the available evidence as of December 31, 2006, the Company is not able to conclude it is more likely than not the remaining deferred tax assets in the U.S. will be realized. Therefore, the Company has recorded a full valuation allowance against the U.S. deferred tax assets of approximately $36.5 million.

A deferred tax liability of approximately $7.0 million has been recorded against the unrealized gain on the investment in Solexa, which is included in accumulated other comprehensive income, as of December 31, 2006.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $76.4 million and $39.1 million respectively; which begin to expire in 2022 and 2013 respectively, unless previously utilized. In addition, the Company also had U.S. federal and state research and development tax credit carryforwards of approximately $6.4 million and $6.3 million respectively; which begin to expire in 2018 and 2019 respectively, unless previously utilized.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in it’s ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of December 31, 2006.

Included in the deferred tax assets as of December 31, 2006 are approximately $2.7 million of pre-acquisition deferred tax assets of CyVera Corporation. To the extent these assets are recognized, the adjustment will be applied first to reduce to zero any goodwill related to the acquisition, and then as a reduction to the income tax provision.

Not included in the deferred tax assets as of December 31, 2006 is approximately $14.7 million of tax benefits related to employee stock plans. When realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

Residual United States income taxes have not been provided on approximately $0.8 million of undistributed earnings of foreign subsidiaries as of December 31, 2006 since the earnings are considered to be permanently invested in the operations of such subsidiaries.

In July 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN No. 48 to have a material impact on its consolidated results of operations and financial position, and the Company is continuing to evaluate the impact, if any, the adoption of FIN No. 48 will have on its disclosure requirements.

12.	Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary. During the year ended December 31, 2006, the Company made matching contributions of $0.4 million. No contributions were made during the years ended January 1, 2006 and January 2, 2005.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information, Geographic Data and Significant Customers

The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company, our chief executive officer. The Company had revenue in the following regions for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

United States	$103,043	$45,480	$24,166
Europe	55,440	17,551	12,528
Asia	15,070	6,850	9,703
Other	11,033	3,620	4,186

Total	$184,586	$73,501	$50,583

The Company had no customer that provided more than 10% of total revenue in the years ended December 31, 2006 and January 1, 2006 and one customer that provided approximately 14% of total revenue in the year ended January 2, 2005 (exclusive of revenue recorded from the National Institutes of Health). Revenue from the National Institutes of Health accounted for approximately 1%, 1% and 13% of total revenue for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

14.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2006 and 2005 are as follows (in thousands except per share data):

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

2006:
Total revenue	$29,102	$41,577		$53,472	$60,435
Total cost of revenue	9,293	13,576		16,356	20,119
Net income (loss)	(104)	6,768		16,162	17,142
Historical net income (loss) per share, basic	(0.00)	0.16		0.35	0.37
Historical net income (loss) per share, diluted	(0.00)	0.14		0.32	0.34
2005:
Total revenue	$15,148	$15,824		$19,516	$23,013
Total cost of revenue	4,599	4,734		6,599	7,249
Net income (loss)	(1,235)	(18,539	)(1)	(1,426)	326
Historical net income (loss) per share, basic	(0.03)	(0.46)		(0.03)	0.01
Historical net income (loss) per share, diluted	(0.03)	(0.46)		(0.03)	0.01

The sum of the net income (loss) per share for each of the four quarters within each fiscal year presented may not equate to the net income (loss) per share reported for the full fiscal year because different numbers of shares were outstanding during the years presented.

(1)	During the second quarter of 2005, the Company recorded a $15.8 million charge related to acquired in-process research and development from the CyVera acquisition.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Events

Acquisition of Solexa, Inc.

On January 26, 2007, the Company completed a merger with Solexa, Inc. (Solexa), a Delaware corporation, in a stock-for-stock merger transaction. In connection with the merger, Solexa shareholders received 0.344 of a share of the Company’s common stock in exchange for each share of Solexa common stock held. The Company issued approximately 13.1 million shares of its common stock as consideration for this merger. As a result of the merger, Solexa became a direct, wholly-owned subsidiary of the Company.

Convertible Senior Notes

On February 16, 2007, the Company issued $400 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes), which included the exercise of the initial purchasers’ option to purchase up to an additional $50 million aggregate principal amount of Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, starting on August 15, 2007. The Company used approximately $202 million of the net proceeds to purchase shares of its common stock in privately negotiated transactions concurrently with the offering.

The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on an initial conversion rate, subject to adjustment, of 22.9029 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $43.66 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending March 31, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the notes will be convertible at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date.

In connection with the offering of the notes, the Company entered into convertible note hedge transactions with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase shares of the Company’s common stock at an initial strike price of $43.66 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants to acquire shares of the Company’s common stock at an initial strike price of $62.87 per share, subject to adjustment. The note hedge transactions and the warrants each cover a number of shares that is generally equal to the maximum number of shares that are issuable upon conversion of the notes. The cost of the convertible note hedge transactions that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million. These transactions are expected to reduce the potential equity dilution upon conversion of the notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the convertible note hedge transactions. The warrant transactions could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during the measurement period at maturity of the warrants exceeds the strike price of the warrants.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	Allowance
	for Doubtful	Reserve for
	Accounts	Inventory
	(In thousands)

Balance as of December 28, 2003	$178	$630
Charged to expense	49	946
Utilizations	(81)	(538)

Balance as of January 2, 2005	146	1,038
Charged to expense	167	304
Utilizations	—	(247)

Balance as of January 1, 2006	313	1,095
Charged to expense	179	127
Utilizations	(154)	(372)

Balance as of December 31, 2006	$338	$850