Form 10-Q
period 2007-04-01
ILLUMINA INC
filed 2007-05-03
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 1, 2007

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
Yes ☐ No ☑
As of April 10, 2007, there were 53,605,794 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	April 1, 2007	December 31, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,529	$38,386
Short-term investments	203,292	92,418
Accounts receivable, net	53,127	39,984
Inventory, net	36,340	20,169
Prepaid expenses and other current assets	8,248	2,769

Total current assets	424,536	193,726

Property and equipment, net	32,807	25,634
Investment in Solexa	—	67,784
Goodwill	248,543	2,125
Acquired intangible assets, net	23,958	—
Other assets, net	12,993	11,315

Total assets	$742,837	$300,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,661	$33,713
Current portion of long-term debt	67	63

Total current liabilities	66,728	33,776

Long-term debt, less current portion	400,006	—
Other long-term liabilities	10,143	19,466
Commitments and contingencies
Stockholders’ equity	265,960	247,342

Total liabilities and stockholders’ equity	$742,837	$300,584

(1)	The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue:
Product revenue	$61,266	$23,261
Service and other revenue	10,761	5,267
Research revenue	123	574

Total revenue	72,150	29,102

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $883 and $198, respectively, and excluding amortization of acquired intangible assets)	21,815	7,676
Cost of service and other revenue (including non-cash stock compensation expense of $63 and $52, respectively)	3,305	1,617
Research and development (including non-cash stock compensation expense of $1,931 and $958, respectively)	15,956	8,216
Selling, general and administrative (including non-cash stock compensation expense of $4,801 and $1,923, respectively)	23,633	12,134
Amortization of acquired intangible assets	442	—
Acquired in-process research and development	303,400	—

Total costs and expenses	368,551	29,643

Loss from operations	(296,401)	(541)

Interest and other income, net	2,722	568

Income (loss) before income taxes	(293,679)	27

Provision for income taxes	4,397	131

Net loss	$(298,076)	$(104)

Net loss per basic and diluted share	$(5.58)	$(0.00)

Shares used in calculating basic and diluted net loss per share	53,422	41,475

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006
Operating activities:
Net loss	$(298,076)	$(104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process research and development	303,400	—
Amortization of increase in inventory valuation	816	—
Amortization of intangible assets	453	7
Amortization of debt issuance costs	165	—
Depreciation expense	2,594	1,093
Loss on disposal of property and equipment	2	20
Stock-based compensation expense	7,678	3,131
Amortization of gain on sale of land and building	(60)	(94)
Changes in operating assets and liabilities:
Accounts receivable	(8,209)	(3,742)
Inventory	(8,203)	(3,549)
Prepaid expenses and other current assets	(400)	(236)
Other assets	1,419	54
Accounts payable and accrued liabilities	9,583	2,961
Accrued income taxes	3,659	—
Other long-term liabilities	(178)	2,819

Net cash provided by operating activities	14,643	2,360

Investing activities:
Cash obtained in acquisition, net of cash paid for transaction costs	76,745	—
Investment in secured convertible debentures	—	(3,036)
Purchases of available-for-sale securities	(157,550)	—
Sales and maturities of available-for-sale securities	49,634	—
Purchases of property and equipment	(3,239)	(4,192)

Net cash used in investing activities	(34,410)	(7,228)

Financing activities:
Payments on long-term debt	(37)	(29)
Proceeds from issuance of convertible debt, net of issuance costs	390,745	—
Purchase of convertible note hedges	(139,040)	—
Sale of warrants	92,440	—
Common stock repurchases	(250,889)	—
Proceeds from issuance of common stock	11,731	3,131

Net cash provided by financing activities	104,950	3,102

Effect of foreign currency translation on cash and cash equivalents	(40)	(12)

Net increase (decrease) in cash and cash equivalents	85,143	(1,778)
Cash and cash equivalents at beginning of period	38,386	50,822

Cash and cash equivalents at end of period	$123,529	$49,044

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
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2006 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC) on February 28, 2007.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three months ended April 1, 2007 and April 2, 2006 were both 13 weeks.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation, and oligonucleotides (oligos), which are short sequences of DNA. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments.
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
     A third source of revenue, research revenue, consists of amounts performed under government grants, which is recognized in the period during which the related costs are incurred. All revenue is recorded net of any applicable allowances for returns or discounts.
Cash and Cash Equivalents
     Cash and cash equivalents are comprised of short-term, highly liquid investments primarily consisting of commercial paper and money market-type funds.
Investments
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “available-for-sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. As of April 1, 2007, the Company’s excess cash balances were primarily invested in marketable debt securities, including commercial paper, auction rate certificates and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type.
Restricted Cash
     As of April 1, 2007, restricted cash, included in cash and cash equivalents, consisted of bank guarantees totaling approximately $2.8 million primarily associated with two sales contracts entered into during 2006 and 2007. Both guarantees are scheduled to be released during 2007. There was no restricted cash as of April 2, 2006.
Stock-Based Compensation
     On January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.
     Net loss per basic and diluted share was increased by $0.14 for the three months ended April 1, 2007 as a result of the adoption of SFAS No. 123R. Stock-based compensation expense capitalized as part of inventory as of April 1, 2007 was approximately $0.3 million. As of April 1, 2007, approximately $107.5 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately two and a half years.
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
     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
Interest rate – stock options	4.71 – 4.75%	4.36 – 4.57%
Interest rate – stock purchases	4.83 – 4.86%	4.85 – 4.86%
Volatility – stock options	69 – 70%	76 – 77%
Volatility – stock purchases	75 – 76%	76%
Expected life – stock options	6 years	6 years
Expected life – stock purchases	6-12 months	6 – 12 months
Expected dividend yield	0%	0%
Weighted average fair value per share of options granted	$25.82	$14.91
Weighted average fair value per share of employee stock purchases	$11.84	$8.11
Net Loss per Share
     Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share because the Company reported a net loss and therefore the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. The following table presents the calculation of weighted-average shares used to calculate basic and diluted net loss per share (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Weighted-average shares outstanding	53,455	41,515
Less: Weighted-average shares of common stock subject to repurchase	(33)	(40)

Weighted-average shares used in calculating basic and diluted net loss per share	53,422	41,475

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 9,210,422 and 8,189,566 for the three months ended April 1, 2007 and April 2, 2006, respectively. The total number of warrants excluded from the calculation of diluted net loss per share was 1,894,560 for the three months ended April 1, 2007. These warrants were assumed as part of the Company’s merger with Solexa, Inc. on January 26, 2007.
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective cash flow hedges, and foreign currency translation adjustments.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Net loss	$(298,076)	$(104)
Foreign currency translation adjustments	136	285
Unrealized loss on investments	(10,824)	(42)

Total other comprehensive income (loss)	$(308,764)	$139

Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial condition.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in its financial statements only if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The adoption of FIN No. 48 did not result in an adjustment to the Company’s opening retained earnings since there was no cumulative effect from the change in accounting principle due to the Company maintaining a full valuation allowance against its U.S. deferred tax assets. At the date of adoption, the Company reduced its deferred tax assets and related valuation allowance by approximately $5.1 million for uncertain tax positions. As of April 1, 2007, the Company has reduced its deferred tax assets and related valuation allowance by approximately $6.8 million for uncertain tax positions. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. All of the Company’s tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
2. Acquisition of Solexa, Inc.
     On January 26, 2007, the Company completed its acquisition of Solexa, Inc. (Solexa), a Delaware corporation, in a stock-for-stock merger transaction. The results of Solexa’s operations have been included in the Company’s consolidated financial statements since the acquisition date of January 26, 2007.
     Solexa develops genetic analysis technologies primarily in the United States and the United Kingdom. The combined Company has recently commercialized the Illumina Genome Analyzer System (renamed from the Solexa 1G Analyzer post-merger), which performs DNA sequencing based on Solexa’s proprietary reversible terminator Sequencing-by-Synthesis (SBS) chemistry and Clonal Single Molecule Array technology.
     Pursuant to the merger agreement, Solexa shareholders received 0.344 of a share of the Company’s common stock in exchange for each share of Solexa common stock held. The Company issued approximately 13.1 million shares of its common stock as consideration for this merger. In addition, certain executives at Solexa received change in control bonuses totaling approximately $7.9 million upon consummation of the merger. These bonuses were paid both in cash and in shares of Illumina common stock and were based on a percentage of the amount by which the consideration received by Solexa stockholders as a direct result of the change in control exceeded the sum of $150 million plus the aggregate gross proceeds received by Solexa through sales of equity securities after the effective date of such bonus arrangement. The total number of shares issued in connection with such change in control bonuses was approximately 0.1 million shares of the Company’s common stock.
     Upon the closing of the merger on January 26, 2007, there were approximately 3.7 million shares of the Company’s restricted stock and shares issuable upon the exercise of outstanding options and warrants assumed as part of the acquisition. Total estimated merger consideration also includes approximately $75.3 million, which represents the fair market value of the vested options, warrants and restricted stock assumed. The Company also expects to recognize approximately $14.7 million of non-cash stock-based compensation expense related to unvested stock options and restricted stock at the acquisition date. This expense will be recognized beginning from the acquisition date over a weighted-average period of approximately two years. These awards were valued using the following assumptions as of January 25, 2007 (the measurement date, as discussed below):

Interest rate	4.56 — 5.05%
Volatility	54.26%
Expected life	0.35 — 3.98 years
Expected dividend yield	0%
     The purchase price of the acquisition is as follows (in thousands):

Fair market value of securities issued	$527,067
Fair market value of change of control bonuses and related taxes	8,182
Transaction costs not included in Solexa net tangible assets acquired	7,902
Fair market value of vested stock options, warrants and restricted stock assumed	75,334

Total purchase price	$618,485

     The fair value of the Company’s shares used in determining the purchase price was based on the average of the closing price of the Company’s common stock for a range of four trading days, including two days prior to and two days subsequent to January 25, 2007, the measurement date. The measurement date was determined per the guidance in EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Based on these closing prices, the Company estimated the fair value of its common stock to be $40.1425 per share, which equates to a total fair value of common stock issued of $527.1 million.
Purchase Price Allocation
     The Solexa purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date (January 26, 2007). The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill.

     The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired (in thousands):

Current assets	$51,665
Property, plant and equipment, net	6,515
Other assets	786
Current liabilities	(13,244)
Other long-term liabilities	(1,455)

Net tangible assets acquired	44,267

Identifiable intangible assets (core technology and customer relationships)	24,400
In-process research and development	303,400
Goodwill	246,418

Total net assets acquired	$618,485

     The Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company performs its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. The Company has determined there was no impairment of the Solexa goodwill during the first quarter of 2007.
In-Process Research and Development
     The Company allocated $303.4 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, Solexa’s ongoing research and development initiatives were primarily involved with the development of its genetic analysis platform for sequencing and expression profiling. These in-process research and development projects are composed of Solexa’s reversible terminating nucleotide biochemistry platform, referred to as sequencing-by-synthesis (SBS) biochemistry, as well as Solexa’s reagent, analyzer and genomic services related technologies, which were valued at $237.2 million, $44.2 million, $19.1 million and $2.9 million, respectively, at the acquisition date. Although these projects were approximately 95% complete at the acquisition date, they had not reached technological feasibility and had no alternative future use. Accordingly, the amounts allocated to those projects were written off in the first quarter of 2007, the period the acquisition was consummated.
     The values of the research projects were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. These cash flows were estimated by forecasting total revenue expected from these products and then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net cash flows arising from the in-process technology. These cash flows were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties given the projected stage of development of these projects at closing. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 19.5% were considered appropriate for valuation of the IPR&D. The Company believes that these discount rates were commensurate with the projects’ stage of development and the uncertainties in the economic estimates described above.
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

Identifiable Intangible Assets
     Acquired identifiable assets include various patents that are separate and distinct from the intellectual property surrounding the SBS biochemistry platform (core technology) as well as customer relationships. These patents are held in both the U.S. and Europe. The Company valued the patents and developed technology utilizing a discounted cash flow model which uses forecasts of future royalty savings and expenses related to the intangible assets. The Company utilized a discount rate of 19.5% when preparing this model. The value of the customer relationships is the benefit derived, based upon estimated cash flows, from having a customer in place versus having to incur the time, cost and foregone cash flow required to develop or replace the customer. The amounts assigned to the core technology and customer relationships are $23.5 million and $0.9 million, respectively. The remaining useful lives of the core technology and customer relationships are ten and three years, respectively.
Goodwill
     Goodwill represents the excess of the Solexa purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed. The Company believes that the acquisition of Solexa will produce the following significant benefits:
•	Increased Market Presence and Opportunities. The combination of the Company and Solexa should increase the combined Company’s market presence and opportunities for growth in revenue, earnings and stockholder return. The Company believes that the Solexa technology is highly complementary to the Company’s own portfolio of products and services and will enhance the Company’s capabilities to service its existing customers, as well as accelerate the development of additional technologies, products and services. The Company believes that integrating Solexa’s capabilities with the Company’s technologies will better position the Company to address the emerging biomarker research and development and in-vitro and molecular diagnostic markets. The Company began to recognize revenue from products shipped as a result of this acquisition during the first quarter of 2007.

•	Operating Efficiencies. The combination of the Company and Solexa provides the opportunity for potential economies of scale and cost savings.
     The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for Solexa, in relation to other acquired tangible and intangible assets, including in-process research and development.
     The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue	$72,205	$29,870
Net loss	$(2,329)	$(12,279)
Basic and diluted net loss per share	$(0.04)	$(0.22)
     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. The pro forma results exclude the $303.4 million non-cash acquired IPR&D charge recorded upon the closing of the acquisition during the first quarter of 2007.
Investment in Solexa
      On November 12, 2006, the Company entered into a definitive securities purchase agreement with Solexa in which the Company invested approximately $50 million in Solexa in exchange for 5,154,639 newly issued shares of Solexa common stock in conjunction with the merger of the two companies. This investment was valued at $67.8 million as of December 31, 2006, which represented a market value of $13.15 per share of Solexa common stock. This investment was eliminated as part of the Company’s purchase accounting upon the closing of the merger on January 26, 2007.
3. Segment Information
     The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to its chief operating decision maker of the Company.

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

	April 1, 2007	December 31, 2006
Raw materials	$16,725	$8,365
Work in process	14,640	8,907
Finished goods	4,975	2,897

	$36,340	$20,169

5. Goodwill and Intangible Assets
     The Company accounts for goodwill and intangibles under SFAS No. 142, Goodwill and Other Intangible Assets. As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. The Company performs its test of goodwill annually in May.
     The carrying amount of goodwill was $248.5 million as of April 1, 2007, compared to $2.1 million at December 31, 2006. The increase in goodwill was due to the acquisition of Solexa in January 2007. The $2.1 million balance at December 31, 2006 was related to the acquisition of CyVera in April 2005. This balance is included in goodwill as of April 1, 2007 and there has been no impairment of goodwill as of that date.
     Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.
     Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates (in thousands):

	April 1, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired intangible assets:
Core technology	$23,500	$(392)	$—	$—
Customer relationships	900	(50)	—	—

Total acquired intangible assets	24,400	(442)	—	—

Other intangible assets:
License agreements	944	(847)	944	(836)

Total intangible assets	$25,344	$(1,289)	$944	$(836)

     The increase in the gross carrying amount of the Company’s amortizable intangible assets as of April 1, 2007 was due to the acquisition of Solexa in January 2007. The core technology is being amortized over a ten-year life and customer relationships are being amortized over a three-year life. The amortization of the core technology and customer relationships is excluded from product cost of revenue and is separately classified as amortization of acquired intangible assets on the condensed consolidated statement of operations.
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
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 31, 2006	$996
Additions charged to cost of revenue	1,402
Repairs and replacements	(810)

Balance at April 1, 2007	$1,588

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	April 1, 2007	December 31, 2006
Accounts payable	$20,015	$9,853
Compensation	9,557	8,239
Taxes	7,004	1,804
Legal and other professional fees	6,357	3,831
Short-term deferred revenue	8,951	3,382
Customer deposits	9,933	3,703
Reserve for product warranties	1,588	996
Short-term deferred rent	1,194	—
Short-term deferred gain on sale of building	170	375
Other	1,892	1,530

	$66,661	$33,713

8. Stockholders’ Equity
     As of April 1, 2007, the Company had 53,580,525 shares of common stock outstanding, of which 4,817,328 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of April 1, 2007, 32,417 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.
     2005 Stock and Incentive Plan
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. The 2005 Stock Plan initially provided that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. As of April 1, 2007, options to purchase 2,560,668 shares remained available for future grant under the 2005 Stock Plan.

     The Company’s stock option activity under all stock option plans during the specified reporting period is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2006	8,359,120	$13.94
Granted	2,435,108	$39.17
Options assumed through business combination	1,424,332	$21.37
Exercised	(498,504)	$9.30
Cancelled	(233,578)	$14.89

Outstanding at April 1, 2007	11,486,478	$20.38

     Following is a further breakdown of the options outstanding as of April 1, 2007:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.03 – 5.99	1,792,150	5.80	$4.31	1,074,361	$3.83
$6.00 – 8.52	1,596,790	7.02	$7.90	707,566	$7.66
$8.60 – 13.69	1,854,277	7.31	$10.68	862,932	$10.38
$13.74 – 20.97	1,657,638	8.30	$19.21	650,572	$18.58
$21.31 – 31.30	1,477,880	9.05	$26.52	166,685	$25.05
$31.41 – 39.22	1,668,923	9.48	$37.48	87,425	$36.61
$39.42 – 45.00	1,435,258	9.80	$40.18	46,325	$40.20
$45.69 – 3,123.55	3,562	4.41	$755.79	2,783	$954.43

$0.03 – 3,123.55	11,486,478	8.03	$20.38	3,598,649	$11.80

     The aggregate intrinsic value of options outstanding and options exercisable as of April 1, 2007 was $134.6 million and $66.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $29.30 as of March 30, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $12.8 million for the three months ended April 1, 2007.
2000 Employee Stock Purchase Plan
     In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the Purchase Plan). A total of 6,233,713 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.
     The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the Purchase Plan provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. 61,787 shares were issued under the Purchase Plan during the three months ended April 1, 2007. As of April 1, 2007, there were 4,106,874 shares available for issuance under the Purchase Plan.
Warrants
     In conjunction with its acquisition of Solexa, Inc. on January 26, 2007, the Company assumed 2,244,843 warrants issued by Solexa prior to the acquisition. During the three months ended April 1, 2007, there were 350,283 warrants exercised, resulting in cash proceeds to the Company of approximately $5.3 million.

     A summary of the warrants outstanding as of April 1, 2007 is as follows:

Number of Shares	Exercise Price	Expiration Date
126,082	$78.96	4/29/07
31,989	$57.62	9/24/08
136,423	$14.54	4/25/10
549,222	$14.54	7/12/10
408,691	$21.81	11/23/10
642,153	$21.81	1/19/11

1,894,560

Treasury Stock
     In conjunction with its issuance of $400 million principal amount of 0.625% Convertible Senior Notes due 2014 on February 16, 2007, the Company repurchased 5.8 million shares of its outstanding common stock for approximately $201.6 million in privately negotiated transactions concurrently with the offering.
     On February 20, 2007, the Company executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of its outstanding common stock over a period of six months. During the three months ended April 1, 2007, the Company repurchased approximately 1.6 million shares of its common stock under this plan for approximately $50.0 million. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
9. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes), which included the exercise of the initial purchasers’ option to purchase up to an additional $50.0 million aggregate principal amount of Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.7 million. The Company will pay 0.625% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, starting on August 15, 2007. The Notes mature on February 15, 2014.
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
     In connection with the offering of the notes, the Company entered into convertible note hedge transactions (the hedge) with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase a maximum of 11,451,480 shares of the Company’s common stock at an initial strike price of $43.66 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants to acquire a maximum of 18,322,320 shares of the Company’s common stock (the warrants) at an initial strike price of $62.87 per share, subject to adjustment. The cost of the hedge that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million. The hedge is expected to reduce the potential equity dilution upon conversion of the notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the hedge. The warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during the measurement period at maturity of the warrants exceeds the strike price of the warrants.
10. Commitments and Long-Term Debt
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
Operating Leases
     In August 2004, the Company entered into a ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and monthly rent is set at $318,643 for the first year with an annual increase of 3% in each subsequent year through 2014. The current monthly rent under this lease is $338,048. On February 14, 2007, the Company extended this lease. The terms of the new lease provide for monthly rent increases each year to a maximum of $504,710 per month during the last year of the lease, which is now 2023. Under the terms of the new lease, approximately $1.0 million of the original $1.9 million security deposit was refunded to the Company during the three months ended April 1, 2007. The Company has the option to extend the term of the lease for three additional five-year periods. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying consolidated balance sheet.
     On February 14, 2007, the Company also entered into an operating lease agreement with BioMed Realty Trust, Inc. (BioMed) to expand into a new office building BioMed will build in San Diego, California. The new building will be used for research and development, manufacturing and administrative purposes. The lease expires 15 years from the date the first phase is occupied (October 1, 2008), subject to the Company’s right to extend the term for up to three additional five-year periods. The Company will begin paying rent once the first phase is occupied, at an initial rate of $114,425 per month, which will increase as the remaining two phases are occupied, based on an initial monthly base rent of $2.80 per rentable square foot. The monthly rent will increase by 5% every 24 months.
     As of April 1, 2007, the Company also leased an office and laboratory facility in Connecticut, additional office, distribution and storage facilities in San Diego, and four foreign facilities located in Japan, Singapore, China and the Netherlands under non-cancelable operating leases that expire at various times through June 2011. These leases contain renewal options ranging from one to five years.
     As part of our acquisition of Solexa on January 26, 2007, we assumed a non-cancelable operating lease for facilities in Hayward, California. One of the buildings is utilized for administrative operations, research and development, as well as genomic services and instrument production. The remaining space may be developed and occupied in phases, depending on growth. The Hayward lease runs through December 2008. We have an option to extend the lease for an additional five-year period, subject to certain conditions. We also lease a facility in Little Chesterford, United Kingdom, which is occupied by Solexa Limited, our wholly-owned subsidiary, which expires in July 2008.

11. Legal Proceedings
     The Company has incurred substantial costs in defending itself against patent infringement claims, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of the Company’s BeadArray products and services, including the Company’s Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, the Company filed its answer to Affymetrix’ complaint, seeking declaratory judgments from the court that it does not infringe the Affymetrix patents and that such patents are invalid, and the Company filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage.
     On February 15, 2006, the court allowed the Company to file its first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified the Company of its decision to drop one of the six patents from the suit, and of its intention to assert infringement of certain additional claims of the remaining five patents. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Both parties filed summary judgment motions by the July 14, 2006 deadline established by the court, and all such motions have now been stayed or denied. On August 16, 2006, the court issued a ruling on the Markman (claim construction) hearing it held on April 20, 2006. At the parties’ request, the trial was rescheduled to March 5, 2007 from October 16, 2006. In a February 2007 pre-trial order, the court established a multi-phase trial structure. The court explained that it decided to address the Company’s defenses of invalidity and enforceability of the patents-in-suit, as well as the Company’s claims for unfair competition and antitrust violations, in subsequent trials.
     The first phase, which began on March 5, 2007, addressed the issues of infringement and damages. On March 13, 2007, the jury returned a verdict finding infringement of the five patents asserted by Affymetrix. That finding was made without consideration of the validity and enforceability of these five Affymetrix patents. The jury awarded retroactive damages for certain product sales prior to the end of 2005 at a royalty rate of 15% in an amount of approximately $16.7 million. This first-phase verdict remains subject to the Company’s post-trial motions and appeals. A judgment on this verdict has not been entered in the case and the Company does not believe such judgment, along with any final damages award, will be entered until after the subsequent phases of the trial are completed.
     To the extent the Company succeeds in proving some or all of Affymetrix’ patents invalid or unenforceable, the damages amount may be reduced, including to zero, and the court may require a new trial on the damages amount. If the Company is not successful in the subsequent phases, damages may be assessed, in addition to the $16.7 million amount, on post-2005 sales of the Company’s products that were found to infringe the Affymetrix patents. Affymetrix has also asserted that the Company’s products launched post-2005 infringe these patents, but these other products were not at issue in the prior jury trial, and the court has yet to indicate how the issues of infringement and potential damages will be judged for these other products. In addition, Affymetrix is contending that the Company’s infringement was willful, and if a jury finds the Company’s infringement to be willful, the judge will have the discretion to increase any damage award by up to three times. Affymetrix has also contended that it should be awarded its attorney’s fees and pre-judgment interest on any damages award.
     The second phase of the trial, which will include trial as to the validity of the Affymetrix patents being asserted, will be tried before a different jury and is expected to be scheduled later in 2007. The Company’s defense of inequitable conduct, and its counterclaims for tortious interference and unfair competition by Affymetrix, will be addressed in a third phase of the trial. In order for Affymetrix to prevail in the case and receive a judgment in its favor, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial, and then such findings must be upheld on appeal. The Company believes it has prior art that pre-dates and invalidates the Affymetrix patents. The Company is also claiming that the inventors or their agents engaged in inequitable conduct before the United States Patent and Trademark Office in connection with the prosecution of one or more of the patents in-suit, and the Company believes that this conduct should render the affected patents unenforceable.

     In the second and third phases of the trial, the Affymetrix patents will be presumed to be valid and the Company will have the burden of proving, by clear and convincing evidence, that the patents are invalid and/or unenforceable. To the extent the Company is unable to prove invalidity or unenforceability, the court will likely enter a judgment against the Company and assess damages. Affymetrix is also seeking an injunction to prevent the Company from making, selling or offering to sell products that infringe patents that are found valid and enforceable.
     Although the Company believes that it has strong defenses to Affymetrix’ patent claims, the results of litigation are difficult to predict and no assurance can be given that the Company will succeed in proving the patents were not infringed, or are invalid or unenforceable. As discussed above, the judge overseeing the case has discretion over how and when issues in the case will be tried, and over the granting and scope of any injunction against the Company. Any damages award or injunction would be subject to appeal and the Company will carefully consider an appeal at the appropriate time. In such a case, if the Company chooses to appeal, the Company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal, and such amount may be material.
     The Company has analyzed the potential for a loss from this litigation in accordance with SFAS No. 5, Accounting for Contingencies. Due to the Company’s beliefs about its position in the case, and because the Company is unable to reasonably estimate the amount of loss the Company would incur if the Company does not prevail, the Company has not recorded a reserve for contingent loss. Should the Company ultimately lose the lawsuit, such result could have a material adverse effect on its consolidated results of operations for the period in which the loss is recorded.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against the Company in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of the Company’s patents and patent applications, and alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of the Company’s patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of the Company’s patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, the Company filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, the Company filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim. On July 13, 2006, the court granted the Company’s motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct. On July 27, 2006, the Company filed its answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents, and fraud). On March 28, 2007, the court issued a Scheduling Order in which it contemplates holding a claim construction hearing in January 2008 if it deems claim construction to be necessary. A trial date has yet to be set for this case. The Company believes it has meritorious defenses against these claims.
12. Collaborative Agreements
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
     Under the agreement, the Company will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, the Company installed instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the Company’s Sentrix HumanHap300 BeadChips and associated reagents. The Company has deferred approximately $2.0 million of revenue for instruments installed during the third quarter of 2006 under guidance provided by SFAS No. 48, Revenue

Recognition When Right of Return Exists. This amount is classified as a long-term liability as of April 1, 2007. The Company has also deferred approximately $1.3 million of costs related to product shipments to deCODE, which are classified as a long-term asset as of April 1, 2007.
13. Investment in Genizon BioSciences Inc.
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
     As of April 1, 2007, the debenture was recorded at face value, which is the fair value, and is classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security.
     The Company concluded that the purchase of the debenture and the concurrent purchase by Genizon of Illumina’s products are “linked” transactions under guidance contained in EITF No. 00-21. Since the transactions are considered “linked,” the Company deferred approximately $3.0 million of revenue (the face value of the Debentures) in the first quarter of 2006, related to the Genizon product shipments. The deferred revenue is classified as a short-term liability as of April 1, 2007. This amount is expected to remain in deferred revenue until Genizon settles the Debenture in cash or when a liquidity event occurs that generates cash or a security that is readily convertible into cash. The Company has deferred approximately $1.1 million of costs related to product shipments to Genizon, in the first quarter of 2006, which is classified as an other current asset as of April 1, 2007. All Genizon shipments that generate revenue over the face value of the debenture will be evaluated under the Company’s revenue recognition policy, which is outlined in Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
     The discussion and analysis in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” intend,” “may,” “plan,” “potential,” “predict,” “project,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements include, among others, statements regarding the costs and outcome of our litigation with Affymetrix, the integration of Solexa’s technology with our existing technology, the commercial launch of new products, including products based on Solexa’s and our VeraCode technologies, and the duration which our existing cash and other resources is expected to fund our operating activities.
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
VeraCode Technology
     The BeadArray technology is most effective in applications which require mid- to high levels of multiplexing from low to high levels of throughput. Multiplexing refers to the number of individual pieces of information that are simultaneously extracted from one sample. We believe the molecular diagnostics market will require systems which are extremely high throughput and cost effective in the mid- to low-multiplex range. To address this market, we acquired our VeraCode technology through the acquisition of CyVera Corporation in April 2005. We began shipping the BeadXpress system, which uses the VeraCode technology, during the first quarter of 2007, along with several assays for the system.

Sequencing Technology
     Our DNA sequencing technology, acquired as part of the Solexa, Inc. (Solexa) merger that was completed on January 26, 2007, is based on use of our sequencing-by-synthesis (SBS) biochemistry. We believe that this technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human resequencing relative to conventional technologies.
Product Developments
     During the first quarter of 2007, we announced the following new product developments:
•	High-throughput DNA methylation profiling on the BeadArray platform. This technology is capable of surveying up to 1,536 methylation sites across 96 samples simultaneously. By pairing our BeadArray platform with the GoldenGate assay approach, researchers have the ability to perform genome-wide methylation profiling across multiple areas such as cancer and human embryonic stem cell research. The GoldenGate Methylation Cancer Panel I, the first standard panel, covers 1,505 methylation sites over 800 cancer genes. Shipments of the GoldenGate Methylation Cancer Panel I began during the first quarter of 2007

•	BeadXpress System. The BeadXpress Reader System is a high-throughput, dual-color laser detection system that enables scanning of a broad range of multiplexed assays developed using the VeraCode digital microbead technology. Shipments of the BeadXpress System began during the first quarter of 2007.

•	Illumina Genome Analyzer. This product can generate more than one billion bases of data in a single run using a massively parallel sequencing approach. The system leverages Solexa sequencing technology and novel reversible terminator chemistry, optimized to achieve unprecedented levels of cost effectiveness and throughput. Shipments of the Illumina Genome Analyzer began during the first quarter of 2007.

•	Human 1M BeadChip. This product is expected to combine an unprecedented level of content for both whole-genome and copy number variation (CNV) analysis, along with additional unique, high-value genomic regions of interest — all on a single microarray chip.

•	Human 450S BeadChip. This product is expected to enable customers using our HumanHap550 BeadChip to further extend their genetic studies to include the one million content level.

•	HumanCNV370-Duo BeadChip. The HumanCNV370-Duo is expected to enable researchers to analyze two samples simultaneously and access novel content for detecting disease-relevant CNV regions.

•	Custom methylation application. Custom-content design provides researchers with the flexibility to perform genome-wide methylation profiling specific to individual study goals. Joining our GoldenGate Methylation Cancer Panel I, investigators will have the option to select their favorite genes or gene regions to cost-effectively survey up to 1,536 methylation sites of choice across 96 samples simultaneously.
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
Revenue Recognition
     Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, instrumentation and oligonucleotides (oligos), which are short pieces of DNA. Service and other revenue consists of revenue received for performing genotyping services, extended warranty sales and revenue earned from milestone payments.
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
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of April 1, 2007, we had $248.5 million of goodwill. This goodwill is reported as a separate line item in the balance sheet. We perform our test of goodwill annually in May. We have determined there has been no impairment of goodwill as of April 1, 2007.
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
Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of April 1, 2007 we have maintained a full valuation allowance against all of our U.S. deferred tax assets, and certain foreign deferred tax assets, since we have not met the “more likely than not” threshold required under SFAS No. 109.
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
     Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The adoption of FIN No. 48 did not result in an adjustment to our opening retained earnings since there was no cumulative effect from the change in accounting principle due to our maintaining a full valuation allowance against our U.S. deferred tax assets. At the date of adoption, we reduced our deferred tax assets and related valuation allowance by approximately $5.1 million for uncertain tax positions. As of April 1, 2007, we have reduced our deferred tax assets and related valuation allowance by approximately $6.8 million for uncertain tax positions. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. All of our tax years remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended
	April 1,	April 2,
	2007	2006
Revenue:
Product revenue	85%	80%
Service and other revenue	15	18
Research revenue	0	2

Total revenue	100	100

Costs and expenses:
Cost of product revenue	30	26
Cost of service and other revenue	5	6
Research and development	22	28
Selling, general and administrative	33	42
Amortization of acquired intangible assets	1	—
Acquired in-process research and development	420	—

Total costs and expenses	511	102

Loss from operations	(411)	(2)

Interest and other income, net	4	2

Income (loss) before income taxes	(407)	0

Provision for income taxes	6	0

Net loss	(413)%	(0)%

Three Months Ended April 1, 2007 and April 2, 2006
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three months ended April 1, 2007 and April 2, 2006 were both 13 weeks.
Revenue

	Three Months Ended
	April 1,	April 2,	Percentage
	2007	2006	Change
	(in thousands)
Product revenue	$61,266	$23,261	163%
Service and other revenue	10,761	5,267	104%
Research revenue	123	574	(79)%

Total revenue	$72,150	$29,102	148%

     Total revenue for the three months ended April 1, 2007 and April 2, 2006 was $72.2 million and $29.1 million, respectively. This represents an increase of $43.0 million, or 148%, compared to the three months ended April 2, 2006.
     Product revenue increased to $61.3 million for the three months ended April 1, 2007 from $23.3 million for the three months ended April 2, 2006. The increase resulted primarily from higher consumable sales, as well as sales of the Illumina Genome

Analyzer, which was introduced during the first quarter of 2007. Growth in consumable revenue was primarily attributable to a significant demand for our Infinium products, which we began selling during the second quarter of 2006. In addition, growth in consumable revenue can be attributed to the growth in our installed base of BeadArray Readers. We expect to see continued growth in product revenue, which can be partially attributed to the launch of several new products, including the Illumina Genome Analyzer and BeadXpress System, both introduced during the first quarter of 2007, as well as the growth of our installed base of instruments.
     Service and other revenue increased to $10.8 million for the three months ended April 1, 2007 from $5.3 million for the three months ended April 2, 2006. The increase in service and other revenue is primarily due to the completion of several significant Infinium and iSelect custom SNP genotyping service contracts. We expect sales from SNP genotyping services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNPs and samples to us.
     Government grants and other research funding decreased to $0.1 million for the three months ended April 1, 2007 from $0.6 million for the three months ended April 2, 2006. We do not expect research revenue to be a material component of our revenue going forward.
Cost of Product and Service and Other Revenue

	Three Months Ended
	April 1,	April 2,	Percentage
	2007	2006	Change
	(in thousands)
Cost of product revenue	$21,815	$7,676	184%
Cost of service and other revenue	3,305	1,617	104%

Total cost of product and service and other revenue	$25,120	$9,293	170%

     Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product revenue increased to $21.8 million for the three months ended April 1, 2007, compared to $7.7 million for the three months ended April 2, 2006, primarily driven by higher consumable and instrument sales. Cost of product revenue for the three months ended April 1, 2007 and April 2, 2006 included stock-based compensation expenses totaling $0.9 million and $0.2 million, respectively. Gross margin on product revenue decreased to 64.4% for the three months ended April 1, 2007, compared to 67.0% for the three months ended April 2, 2006. The decrease in gross margin percentage is primarily due to the additional expense of $0.6 million for the amortization of inventory revaluation costs related to our acquisition of Solexa in January 2007, unfavorable product mix and the increase in stock-based compensation charges. The inventory revaluation costs decreased our gross margin by 105 basis points in 2007 compared to 2006. The impact of stock-based compensation charges decreased our gross margin by 59 basis points in 2007 compared to 2006.
     Cost of service and other revenue increased to $3.3 million for the three months ended April 1, 2007, compared to $1.6 million for the three months ended April 2, 2006, primarily due to higher service revenue. Cost of service and other revenue for the three months ended April 1, 2007 and April 2, 2006 included stock-based compensation expenses totaling $0.1 million in each period. Gross margin on service and other revenue was 69.3% for the three months ended April 1, 2007 and April 2, 2006.
     We expect product mix to continue to affect our future gross margins. However, we expect our market to continue to be increasingly price competitive and our margins may fluctuate from year to year and quarter to quarter.

Research and Development Expenses

	Three Months Ended
	April 1,	April 2,	Percentage
	2007	2006	Change
	(in thousands)
Research and development	$15,956	$8,216	94%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
     Research and development expenses increased $7.7 million to $16.0 million for the three months ended April 1, 2007, compared to $8.2 million for the three months ended April 2, 2006. Approximately $5.4 million of the increase is due to higher research and development expenses associated with our recent acquisition of Solexa that closed on January 26, 2007. Costs to support our Oligator technology platform and BeadArray research activities increased approximately $1.8 million for the three months ended April 1, 2007, compared to the three months ended April 2, 2006 primarily due to an overall increase in personnel-related expenses, as well as increased project spending. In addition, stock-based compensation expense increased approximately $0.9 million compared to the three months ended April 2, 2006. These increases were partially offset by a decrease of $0.4 million in research and development expenses related to the VeraCode technology. We began shipping our BeadXpress System, which is based on our VeraCode technology, during the first quarter of 2007. As a result, the related research and development expenses have decreased.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base and integrate the operations of Solexa into our business.
Selling, General and Administrative Expenses

	Three Months Ended
	April 1,	April 2,	Percentage
	2007	2006	Change
	(in thousands)
Selling, general and administrative	$23,633	$12,134	95%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $23.6 million for the three months ended April 1, 2007, compared to $12.1 million for the three months ended April 2, 2006. Selling, general and administrative expenses for the three months ended April 2, 2007 and April 2, 2006 included stock-based compensation expenses totaling $4.8 million and $1.9 million, respectively.
     Sales and marketing expenses increased $4.0 million for the three months ended April 1, 2007, compared to the three months ended April 2, 2006. The increase is primarily due to increases of $3.1 million attributable to personnel-related expenses to support the growth of our business, $0.7 million of stock-based compensation expense and $0.2 million attributable to other non-personnel-related costs, mainly sales and marketing activities for our existing and new products. General and administrative expenses increased $7.5 million during the three months ended April 1, 2007, compared to the three months ended April 2, 2006, due to increases of $3.0 million in outside legal costs primarily related to the Affymetrix litigation, $2.2 million of stock-based compensation expense, $1.6 million in personnel-related expenses associated with the growth of our business and $0.7 million in other outside services, primarily due to increases in consulting fees.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure, incur increased litigation costs and incur additional costs to support the growth in our business.

Interest and Other Income, Net

	Three Months Ended
	April 1,	April 2,	Percentage
	2007	2006	Change
	(in thousands)
Interest and other income, net	$2,722	$568	379%
     Interest income on our cash and cash equivalents and investments was $3.2 million for the three months ended April 1, 2007, compared to $0.5 million for the three months ended April 2, 2006. The increase is primarily due to higher cash balances from the proceeds of our May 2006 stock offering, our February 2007 convertible debt offering and operating cash flow, as well as higher effective interest rates on our cash equivalents and short-term investments. This increase was partially offset by approximately $0.5 million of interest expense mainly related to our convertible debt offering in February 2007.
Provision for Income Taxes

	Three Months Ended
	April 1,	April 2,	Percentage
	2007	2006	Change
	(in thousands)
Provision for income taxes	$4,397	$131	3256%
     The provision for income taxes was approximately $4.4 million for the three months ended April 1, 2007, up from $0.1 million for the three months ended April 2, 2006. For the three months ended April 1, 2007, the provision consists of federal, state, and foreign income tax expenses. For the three months ended April 2, 2006, the provision for income taxes consisted of income tax expense related to foreign operations.
     As of January 1, 2007, we had net operating loss carryforwards for federal and state tax purposes of approximately $76.4 million and $39.1 million, respectively, which begin to expire in 2022 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $6.4 million and $6.3 million, respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized. As result of the Solexa acquisition on January 26, 2007, we obtained additional net operating loss carryforwards for federal and state tax purposes of approximately $27.9 million and $70.2 million, respectively, which begin to expire in 2025 and 2015, respectively, unless previously utilized. To the extent these assets are recognized, the adjustment will be applied first to reduce to zero any goodwill related to the acquisition, and then as a reduction to the income tax provision.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of April 1, 2007.
     Based upon the available evidence as of April 1, 2007, we are not able to conclude it is more likely than not the remaining deferred tax assets in the U.S. or certain foreign jurisdictions will be realized. Therefore, we have recorded a full valuation allowance against all of our U.S. deferred tax assets and certain foreign deferred tax assets of approximately $92.5 million, and $15.2 million, respectively.

Liquidity and Capital Resources
Cashflow (in thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net cash provided by operating activities	$14,643	$2,360
Net cash used in investing activities	(34,410)	(7,228)
Net cash provided by financing activities	104,950	3,102
Effect of foreign currency translation on cash and cash equivalents	(40)	(12)

Net increase (decrease) in cash and cash equivalents	$85,143	$(1,778)

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the exercise of stock options and participation in our ESPP;

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.
     Our historical cash outflows have primarily been associated with:
•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency; and

•	cash used for our stock repurchases.
     Other factors that impact our cash inflow and outflow include the following:
•	significant increases in our product and services revenue, leading to gross margins greater than 67% in each of the last three years. As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.
     As of April 1, 2007, we had cash, cash equivalents and marketable securities of $326.8 million compared to $130.8 million as of December 31, 2006. The primary inflows of cash during the three months ended April 1, 2007 were approximately $390.7 million and $92.4 million generated from the net proceeds of our convertible debt offering and sale of warrants, respectively, in February 2007. In addition, on January 26, 2007, we completed the merger with Solexa, which resulted in net cash acquired of $76.7 million. The primary cash outflows during the three months ended April 1, 2007 were attributable to the repurchase of an aggregate of 7.4 million shares of our common stock for approximately $250.9 million, as well as approximately $139.0 million for the purchase of convertible note hedges. These convertible note transactions and our stock repurchase program are discussed in detail below.
     On February 16, 2007, we issued $400 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes). The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.7 million. We used approximately $201.6 million of the net proceeds to purchase approximately 5.8 million shares of our common stock in privately negotiated transactions concurrently with the offering. We used $46.6 million of the net proceeds of this offering to pay the cost of convertible note hedge and warrant transactions, which are designed to reduce the potential dilution upon conversion of the notes. We intend to use the balance of the net proceeds for other general corporate purposes, which may include acquisitions and additional repurchases of our common stock. The notes mature on February 15, 2014 and bear interest semi-annually at a rate of 0.625% per year, payable on February 15 and August 15 of each year, beginning on August 15, 2007. In addition, we may in certain circumstances be obligated to pay additional interest. If a “designated event,” as defined in the indenture for the notes, occurs, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion of the notes, we must pay the principal portion in cash. The notes will become convertible only in certain circumstances based on conditions relating to the trading price of the notes and our common stock or upon the occurrence of specified corporate events. However, the notes will be convertible at any time from, and including, November 15, 2013 through the third scheduled trading day immediately preceding February 15, 2014.
     On February 20, 2007, we executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of our outstanding common stock over a period of six months. During the three months ended April 1, 2007, we repurchased approximately 1.6 million shares of our common stock under this plan for approximately $49.3 million in cash. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
     Our primary short-term needs for capital, which are subject to change, include expenditures related to:
•	the repurchase of our common stock;

•	the continued advancement of research and development efforts;

•	support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	improvements in our manufacturing capacity and efficiency;

•	our facilities expansion needs, including costs of leasing additional facilities;

•	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities; and

•	ongoing costs associated with our litigation with Affymetrix, including any potential damages and/or royalties that may be awarded to Affymetrix.
     For 2007, we plan to spend approximately $16.5 million in cash for capital expenditures, primarily for manufacturing and research and development equipment, furniture, fixtures and computer equipment. However, this estimate may change significantly based on the factors described in this section. As of April 1, 2007, we have expended $3.2 million of this amount. We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements. We expect that the performance of our product sales and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.
     We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs for at least the next twelve months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including:
•	the successful resolution of our litigation with Affymetrix;

•	our ability to successfully commercialize our sequencing and VeraCode technologies and to expand our SNP genotyping services product lines;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.
     As a result of the factors listed above, we may require additional funding in the future. Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments.
Foreign Currency Exchange Risk
     Although most of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currencies of our subsidiaries are their respective local currencies. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using an approximated weighted average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity.
     Periodically, we hedge significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. As of April 1, 2007, we had no foreign currency forward contracts outstanding. The notional settlement amount of the foreign currency forward contracts outstanding at April 1, 2007 and April 2, 2006 was $0 and $0.1 million, respectively. For the three months ended April 1, 2007 and April 2, 2006, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $0 and $0.1 million, respectively.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of April 1, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 1, 2007, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the first quarter of 2007 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We have incurred substantial costs in defending ourselves against patent infringement claims and expect to devote substantial financial and managerial resources to protect our intellectual property and to defend against the claims described below as well as any future claims asserted against us.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. On September 15, 2004, we filed our answer to Affymetrix’ complaint, seeking declaratory judgments from the court that we do not infringe the Affymetrix patents and that such patents are invalid, and we filed counterclaims against Affymetrix for unfair competition and interference with actual and prospective economic advantage.
     On February 15, 2006, the court allowed us to file our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. In March 2006, Affymetrix notified us of its decision to drop one of the six patents from the suit, and of its intention to assert infringement of certain additional claims of the remaining five patents. On June 30, 2006, the court dismissed the patent Affymetrix had sought to withdraw from the suit. Both parties filed summary judgment motions by the July 14, 2006 deadline established by the court, and all such motions have now been stayed or denied. On August 16, 2006, the court issued a ruling on the Markman (claim construction) hearing it held on April 20, 2006. At the parties’ request, the trial was rescheduled to March 5, 2007 from October 16, 2006. In a February 2007 pre-trial order, the court established a multi-phase trial structure. The court explained that it decided to address our defenses of invalidity and enforceability of the patents-in-suit, as well as our claims for unfair competition and antitrust violations, in subsequent trials.
     The first phase, which began on March 5, 2007, addressed the issues of infringement and damages. On March 13, 2007, the jury returned a verdict finding infringement of the five patents asserted by Affymetrix. That finding was made without consideration of the validity and enforceability of these five Affymetrix patents. The jury awarded retroactive damages for certain product sales prior to the end of 2005 at a royalty rate of 15% in an amount of approximately $16.7 million. This first-phase verdict remains subject to our post-trial motions and appeals. A judgment on this verdict has not been entered in the case and we do not believe such judgment, along with any final damages award, will be entered until after the subsequent phases of the trial are completed.
     To the extent we succeed in proving some or all of Affymetrix’ patents invalid or unenforceable, the damages amount may be reduced, including to zero, and the court may require a new trial on the damages amount. If we are not successful in the subsequent phases, damages may be assessed, in addition to the $16.7 million amount, on post-2005 sales of our products that were found to infringe the Affymetrix patents. Affymetrix has also asserted that our products launched post-2005 infringe these patents, but these other products were not at issue in the prior jury trial, and the court has yet to indicate how the issues of infringement and potential damages will be judged for these other products. In addition, Affymetrix is contending that our infringement was willful, and if a jury finds our infringement to be willful, the judge will have the discretion to increase any damage award by up to three times. Affymetrix has also contended that it should be awarded its attorney’s fees and pre-judgment interest on any damages award.
     The second phase of the trial, which will include trial as to the validity of the Affymetrix patents being asserted, will be tried before a different jury and is expected to be scheduled later in 2007. Our defense of inequitable conduct, and our counterclaims for tortious interference and unfair competition by Affymetrix, will be addressed in a third phase of the trial. In order for Affymetrix to prevail in the case and receive a judgment in its favor, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial, and then such findings must be upheld on appeal. We believe we have prior art that pre-dates and invalidates the Affymetrix patents. We are also claiming that the inventors or their agents engaged in inequitable conduct before the United States Patent and Trademark Office in connection with the prosecution of one or more of the patents in-suit, and we believe that this conduct should render the affected patents unenforceable.
     In the second and third phases of the trial, the Affymetrix patents will be presumed to be valid and we will have the burden of proving, by clear and convincing evidence, that the patents are invalid and/or unenforceable. To the extent we are unable to prove invalidity or unenforceability, the court will likely enter a judgment against us and assess damages. Affymetrix is also seeking an injunction to prevent us from making, selling or offering to sell products that infringe patents that are found valid and enforceable.
     Although we believe that we have strong defenses to Affymetrix’ patent claims, the results of litigation are difficult to predict and no assurance can be given that we will succeed in proving the patents were not infringed, or are invalid or unenforceable. As discussed above, the judge overseeing the case has discretion over how and when issues in the case will be tried, and over the granting and scope of any injunction against us. Any damages award or injunction would be subject to appeal and we will carefully consider an appeal at the appropriate time. In such a case, if we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal, and such amount may be material.
     We have analyzed the potential for a loss from this litigation in accordance with SFAS No. 5, Accounting for Contingencies. Due to our beliefs about our position in the case, and because we are unable to reasonably estimate the amount of loss we would incur if we do not prevail, we have not recorded a reserve for contingent loss. Should we ultimately lose the lawsuit, such result could have a material adverse effect on our consolidated results of operations for the period in which the loss is recorded.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking correction of inventorship of certain of our patents and patent applications and alleging that we committed inequitable conduct and fraud in not naming him as an inventor. Dr. Czarnik seeks an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding Dr. Czarnik as an inventor, a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On August 4, 2005, we filed a motion to dismiss the complaint for lack of standing and failure to state a claim. While this motion was pending, Dr. Czarnik filed an amended complaint on September 23, 2005. On October 7, 2005, we filed a motion to dismiss the amended complaint for lack of standing and failure to state a claim. On July 13, 2006, the court granted our motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct. On July 27, 2006, we filed an answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents, and fraud). On March 28, 2007, the court issued a Scheduling Order in which it contemplates holding a claim construction hearing in January 2008 if it deems claim construction to be necessary. A trial date has yet to be set for this case. We believe we have meritorious defenses against these claims.
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
     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and on our ability to protect our own intellectual property. As we have previously disclosed, Affymetrix, Inc. filed a complaint against us in July 2004 in federal court in Wilmington, Delaware, alleging infringement of six of its patents.
     On June 30, 2006, the court dismissed a patent Affymetrix had sought to withdraw from its suit leaving five patents being asserted against us. On August 16, 2006, the court issued a ruling on the claim construction hearing that it had held on April 20, 2006 as part of this litigation. At the request of both parties, the trial was rescheduled to March 5, 2007 from October 16, 2006. In a February 2007 pre-trial order, the court explained that it had decided to address our defenses of invalidity and enforceability of the patents-in-suit, as well as our claims for unfair competition and antitrust violations, in subsequent trials. The March 5, 2007 trial led to a jury finding of infringement of the five patents asserted by Affymetrix. That finding was made without consideration of the validity and enforceability of these five Affymetrix patents. The jury also ordered us to pay damages based on a royalty of 15% for certain products that we launched and sold before the end of 2005. The total amount of damages awarded by the jury was $16.7 million. Although we believe the subsequent trials will confirm the invalidity and unenforceability positions we have taken with respect to the patents asserted by Affymetrix, we cannot assure you that the court will find these patents to be invalid or unenforceable. In addition, patents enjoy a presumption of validity that can be rebutted only by clear and convincing evidence. Any adverse ruling or perception of an adverse ruling throughout these proceedings will likely have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself.
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
     We acquired Solexa, Inc. (Solexa) in January 2007 and CyVera Corporation in April 2005 and we may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial resources, and divert management’s attention away from our other business concerns. In connection with these acquisitions, we assumed certain liabilities and hired certain employees, which is expected to continue to result in an increase in our research and development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results. To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would result in dilution to our stockholders. Additionally, an acquisition may have a substantial negative impact on near-term expected financial results.
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
     For various reasons, including significant competition, low market acceptance or market growth, and lack of technology advantage, the Solexa acquisition may not grow as anticipated and if so, we may not realize the expected value from this transaction.
The merger will cause dilution of our earnings per share.
     The merger and the transactions contemplated by the merger agreement are expected to have a dilutive effect on our earnings per share at least through 2007 due to losses of Solexa, the additional shares of our common stock that were issued in the merger, the transaction and integration-related costs and other factors such as the potential failure to realize any benefit from synergies anticipated in the merger. These factors could adversely affect the market price of our common stock.
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
     We currently possess limited facilities capable of manufacturing our principal products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. Also, many of our manufacturing processes are automated and are controlled by our custom-designed Laboratory Information Management System (LIMS). Additionally, as part of the decoding step in our array manufacturing process, we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis and may prevent us from achieving our expected shipments in any given period.
Our manufacturing capacity may limit our ability to sell our products.
     We continue to ramp up our capacity to meet the anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe that we have sufficient plans in place to ensure we have adequate capacity to meet our business plan in 2007 and 2008, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.
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
We have a significant amount of indebtedness. We may not be able to make payments on our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our operation and profitability.
     In February 2007, we issued $400 million of 0.625% convertible senior notes due February 2014. The notes bear interest semi-annually, mature on February 15, 2014 and obligate us to repurchase the notes at the option of the holders if a “designated event” (as defined in the indenture for the notes), such as certain merger transactions involving us, occurs. In addition, upon conversion of the notes, we must pay in cash the principal portion of the notes being converted. Our ability to make payments on the notes will depend on our future operating performance and our ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. We may need to use our cash to pay principal and interest on our debt, which will reduce the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service the notes and fund our operating requirements will depend on our continued ability to commercialize new products and expand our manufacturing capabilities. Our debt service obligations increase our vulnerabilities to competitive pressures, because our competitors may be less leveraged than us. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs or seek additional debt or equity financing, which may not be available to us on satisfactory terms, or at all, or may dilute the interests of our existing stockholders. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.
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
     Prior to 2006, we had incurred net losses each year since our inception. As of April 1, 2007, our accumulated deficit was $402.7 million. Our ability to sustain annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. Non-cash stock based compensation expense and expenses related to our acquisition of Solexa in January 2007 are also likely to adversely affect our future profitability. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.
We may encounter difficulties in managing our growth. These difficulties could impair our profitability.
     We have experienced and expect to continue to experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our profitability could suffer. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.
Changes in our effective income tax rate could impact our profitability.
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses, including share-based compensation, changes in our future levels of research and development spending, mergers and acquisitions, and the result of examinations by various tax authorities.
If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.
     We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer, John Stuelpnagel, our senior vice president, general manager of microarrays and chief operating officer and John West, our senior vice president and general manager of sequencing. The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.
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
     Approximately 41% and 47% of our revenue for the three months ended April 1, 2007 and April 2, 2006, respectively, was derived from shipments to customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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
     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are focusing on markets for analysis of genetic variation and biological function, namely sequencing, SNP genotyping and gene expression profiling. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and biological function. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to sustain annual profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table discloses the repurchases of our common stock during the first fiscal quarter of 2007:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
		Average	as Part of Publicly	Purchased Under
	Total Number of	Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs (1)
January 1, 2007 - January 28, 2007	—	$—	—	$—
January 29, 2007 - February 25, 2007 (2)	5,771,000	$34.93	5,771,000	—
February 26, 2007 - April 1, 2007	1,638,545	$30.54	1,638,545	25,000,006

Total	7,409,545		7,409,545	$25,000,006

(1)	Reflects the maximum dollar value of shares that may be purchased under our Rule 10b5-1 stock repurchase plan as of April 1, 2007. This plan was announced publicly on February 27, 2007.

(2)	Reflects approximately $201.6 million of shares repurchased with proceeds from our $400 million Convertible Senior Notes offering on February 16, 2007.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     A special meeting of stockholders was held on January 26, 2007 to vote on the merger of Solexa, Inc., which was approved by the stockholders.
     PROPOSAL I: To approve the issuance of shares of Illumina common stock, par value $0.01 per share, in connection with the merger, contemplated by the Agreement and Plan of Merger, dated as of November 12, 2006, by and among Illumina, Inc., Callisto Acquisition Corp. and Solexa, Inc.

For:	34,738,705	Against:	753,808	Abstain:	38,499	Non Votes:	0
     PROPOSAL II: If necessary, to adjourn the Illumina special meeting to solicit additional proxies if there are not sufficient votes for the foregoing proposal.

For:	31,703,092	Against:	3,179,455	Abstain:	648,465	Non Votes:	0
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit Number	Description of Document
10.5	License Agreement, dated May 1998, between Tufts University and the Registrant.

10.41	Lease between BMR-9885 Towne Centre Drive LLC and the Registrant, dated January 26, 2007.

10.42	Lease between BMR-9885 Towne Centre Drive LLC and the Registrant, dated January 26, 2007.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.
(Registrant)

Date: May 3, 2007	/s/ CHRISTIAN O. HENRY

Christian O. Henry
Senior Vice President and Chief Financial Officer