Form 10-Q
period 2007-07-01
ILLUMINA INC
filed 2007-08-01
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 1, 2007

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
Yes ☐ No ☑
As of July 18, 2007, there were 53,952,776 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	July 1, 2007	December 31, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,117	$38,386
Short-term investments	262,145	92,418
Accounts receivable, net	57,441	39,984
Inventory, net	42,898	20,169
Prepaid expenses and other current assets	8,585	2,769

Total current assets	452,186	193,726

Property and equipment, net	36,683	25,634
Investment in Solexa	—	67,784
Goodwill	248,778	2,125
Acquired intangible assets, net	23,296	—
Other assets, net	12,631	11,315

Total assets	$773,574	$300,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,565	$33,713
Current portion of long-term debt	42	63

Total current liabilities	76,607	33,776

Long-term debt, less current portion	400,000	—
Other long-term liabilities	10,132	19,466
Commitments and contingencies
Stockholders’ equity	286,835	247,342

Total liabilities and stockholders’ equity	$773,574	$300,584

(1)	The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue:
Product revenue	$74,297	$36,403	$135,562	$59,664
Service and other revenue	10,086	4,795	20,847	10,062
Research revenue	152	379	276	953

Total revenue	84,535	41,577	156,685	70,679

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $956, $300, $1,839 and $498, respectively, and excluding amortization of acquired intangible assets)	27,036	11,912	48,850	19,588
Cost of service and other revenue (including non-cash stock compensation expense of $77, $50, $140 and $102, respectively)	3,105	1,664	6,412	3,281
Research and development (including non-cash stock compensation expense of $2,497, $878, $4,428 and $1,836, respectively)	18,184	8,587	34,140	16,803
Selling, general and administrative (including non-cash stock compensation expense of $4,255, $2,099, $9,056 and $4,022, respectively)	23,297	12,891	46,930	25,025
Amortization of acquired intangible assets	662	—	1,104	—
Acquired in-process research and development	—	—	303,400	—

Total costs and expenses	72,284	35,054	440,836	64,697

Income (loss) from operations	12,251	6,523	(284,151)	5,982

Interest and other income, net	2,343	856	5,066	1,424

Income (loss) before income taxes	14,594	7,379	(279,085)	7,406

Provision for income taxes	5,330	611	9,727	742

Net income (loss)	$9,264	$6,768	$(288,812)	$6,664

Net income (loss) per basic share	$0.17	$0.16	$(5.39)	$0.16

Net income (loss) per diluted share	$0.16	$0.14	$(5.39)	$0.14

Shares used in calculating basic net income (loss) per share	53,778	43,528	53,604	42,502

Shares used in calculating diluted net income (loss) per share	58,061	47,330	53,604	46,252

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006
Operating activities:
Net income (loss)	$(288,812)	$6,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	303,400	—
Amortization of increase in inventory valuation	942	—
Amortization of intangible assets	1,126	14
Amortization of debt issuance costs	501	—
Depreciation expense	5,438	2,545
Gain on disposal of property and equipment	(22)	20
Stock-based compensation expense	15,463	6,458
Amortization of gain on sale of land and building	(102)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(12,536)	(5,031)
Inventory	(14,869)	(7,991)
Prepaid expenses and other current assets	(760)	(1,229)
Other assets	1,524	145
Accounts payable and accrued liabilities	20,282	11,512
Accrued income taxes	7,712	1,133
Other long-term liabilities	(161)	3,210

Net cash provided by operating activities	39,126	17,263

Investing activities:
Cash obtained in acquisition, net of cash paid for transaction costs	72,532	—
Investment in secured convertible debentures	—	(3,036)
Purchases of available-for-sale securities	(296,879)	(4,529)
Proceeds from sale of fixed assets	40	—
Sales and maturities of available-for-sale securities	130,308	—
Cash paid for intangible assets	—	(15)
Purchases of property and equipment	(9,925)	(9,149)

Net cash used in investing activities	(103,924)	(16,729)

Financing activities:
Payments on long-term debt	(69)	—
Proceeds from issuance of convertible debt, net of issuance costs	390,296	(58)
Purchase of convertible note hedges	(139,040)	—
Sale of warrants	92,440	—
Common stock repurchases	(251,622)	—
Proceeds from issuance of common stock	15,410	101,088

Net cash provided by financing activities	107,415	101,030

Effect of foreign currency translation on cash and cash equivalents	114	(136)

Net increase in cash and cash equivalents	42,731	101,428
Cash and cash equivalents at beginning of period	38,386	50,822

Cash and cash equivalents at end of period	$81,117	$152,250

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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and six months ended July 1, 2007 and July 2, 2006 were both 13 and 26 weeks, respectively.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, flow cells, instrumentation, and oligonucleotides (oligos), which are short sequences of DNA. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and revenue earned from milestone payments.
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
     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. However, in the case of BeadLabs, revenue is recognized upon the completion of installation, training and the receipt of customer acceptance. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping and sequencing analysis data is delivered to the customer or as specific milestones are achieved.
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
Investments
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “available-for-sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. As of July 1, 2007, the Company’s excess cash balances were primarily invested in marketable debt securities, including commercial paper, auction rate certificates and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type.
Stock-Based Compensation
     On January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R. As of July 1, 2007, approximately $109.5 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately two and a half years.
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
     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Interest rate — stock options	4.61 - 4.68%	4.92 - 5.02%	4.61 - 4.75%	4.36 - 5.02%
Interest rate — stock purchases	4.83 - 4.86%	4.85 - 4.86%	4.83 - 4.86%	4.85 - 4.86%
Volatility — stock options	66 - 68%	75%	66 - 70%	75 - 77%
Volatility — stock purchases	75 - 76%	76%	75 - 76%	76%
Expected life — stock options	6 years	6 years	6 years	6 years
Expected life — stock purchases	6 -12 months	6-12 months	6-12 months	6-12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$21.29	$18.33	$25.02	$16.03
Weighted average fair value per share of employee stock purchases	$11.84	$8.12	$11.84	$8.12
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

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Weighted-average shares outstanding	53,802	43,567	53,628	42,541
Less: Weighted-average shares of common stock subject to repurchase	(24)	(39)	(24)	(39)

Weighted-average shares used in calculating basic net income (loss) per share	53,778	43,528	53,604	42,502
Plus: Effect of dilutive potential common shares	4,283	3,802	—	3,750

Weighted-average shares used in calculating diluted net income (loss) per share	58,061	47,330	53,604	46,252

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 9,234,451 for the six months ended July 1, 2007. The total number of warrants excluded from the calculation of diluted net loss per share was 1,894,560 for the three and six months ended July 1, 2007. These warrants were assumed as part of the Company’s merger with Solexa, Inc. on January 26, 2007.
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective cash flow hedges, and foreign currency translation adjustments.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$9,264	$6,768	$(288,812)	$6,664
Foreign currency translation adjustments	66	123	201	160
Unrealized gain (loss) on investments	97	123	(10,728)	81
Unrealized loss on cash flow hedges	—	—	—	(10)

Total other comprehensive income (loss)	$9,427	$7,014	$(299,339)	$6,895

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial condition.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in its financial statements only if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The adoption of FIN No. 48 did not result in an adjustment to the Company’s opening retained earnings since there was no cumulative effect from the change in accounting principle due to the Company maintaining a full valuation allowance against its U.S. deferred tax assets. At the date of adoption, the Company reduced its deferred tax assets and related valuation allowance by approximately $5.1 million for uncertain tax positions. As of July 1, 2007 we have reduced our deferred tax assets and related valuation allowance by approximately $6.9 million for uncertain tax positions. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. All of the Company’s tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
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

Interest rate	4.56 — 5.05%
Volatility	54.26%
Expected life	0.35 — 3.98 years
Expected dividend yield	0%
     The purchase price of the acquisition is as follows (in thousands):

Fair market value of securities issued	$527,067
Fair market value of change of control bonuses and related taxes	8,182
Transaction costs not included in Solexa net tangible assets acquired	8,137
Fair market value of vested stock options, warrants and restricted stock assumed	75,334

Total purchase price	$618,720

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
     The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired (in thousands):

Current assets	$51,665
Property, plant and equipment, net	6,515
Other assets	786
Current liabilities	(13,244)
Other long-term liabilities	(1,455)

Net tangible assets acquired	44,267

Identifiable intangible assets (core technology and customer relationships)	24,400
In-process research and development	303,400
Goodwill	246,653

Total net assets acquired	$618,720

     The Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company performs its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. The Company has determined there was no impairment of the Solexa goodwill through the second quarter of 2007.
In-Process Research and Development
     The Company allocated $303.4 million of the purchase price to in-process research and development projects. In-process research and development (IPR&D) represents the valuation of acquired, to-be-completed research projects. At the acquisition date, Solexa’s ongoing research and development initiatives were primarily involved with the development of its genetic analysis platform for sequencing and expression profiling. These in-process research and development projects are composed of Solexa’s reversible terminating nucleotide biochemistry platform, referred to as sequencing-by-synthesis (SBS) biochemistry, as well as Solexa’s reagent, analyzer and sequencing services related technologies, which were valued at $237.2 million, $44.2 million, $19.1 million and $2.9 million, respectively, at the acquisition date. Although these projects were approximately 95% complete at the acquisition date, they had not reached technological feasibility and had no alternative future use. Accordingly, the amounts allocated to those projects were written off in the first quarter of 2007, the period the acquisition was consummated.
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
     The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006
Revenue	$42,674	$156,740	$72,544
Net income (loss)	$(5,055)	$6,935	$(16,632)
Basic net income (loss) per share	$(0.09)	$0.13	$(0.30)
Diluted net income (loss) per share	$(0.09)	$0.12	$(0.30)
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

	July 1, 2007	December 31, 2006
Raw materials	$20,726	$8,365
Work in process	16,305	8,907
Finished goods	5,867	2,897

	$42,898	$20,169

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

     The carrying amount of goodwill was $248.8 million as of July 1, 2007, compared to $2.1 million at December 31, 2006. The increase in goodwill was due to the acquisition of Solexa in January 2007. The $2.1 million balance at December 31, 2006 was related to the acquisition of CyVera in April 2005. This balance is included in goodwill as of July 1, 2007 and there has been no impairment of goodwill as of that date.
     Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.
     Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates (in thousands):

	July 1, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired intangible assets:
Core technology	$23,500	$(979)	$—	$—
Customer relationships	900	(125)	—	—

Total acquired intangible assets	24,400	(1,104)	—	—

Other intangible assets:
License agreements	1,029	(858)	944	(836)

Total intangible assets	$25,429	$(1,962)	$944	$(836)

     The increase in the gross carrying amount of the Company’s amortizable intangible assets as of July 1, 2007 was due to the acquisition of Solexa in January 2007. The core technology is being amortized over a ten-year life and customer relationships are being amortized over a three-year life. The amortization of the core technology and customer relationships is excluded from product cost of revenue and is separately classified as amortization of acquired intangible assets on the condensed consolidated statement of operations.
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
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 31, 2006	$996
Additions charged to cost of revenue	2,551
Repairs and replacements	(1,258)

Balance at July 1, 2007	$2,289

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	July 1, 2007	December 31, 2006
Accounts payable	$22,495	$9,853
Compensation	13,233	8,239
Taxes	12,116	1,804
Legal and other professional fees	2,722	3,831
Short-term deferred revenue	9,315	3,382
Customer deposits	10,931	3,703
Reserve for product warranties	2,289	996
Short-term deferred rent	1,232	—
Short-term deferred gain on sale of building	171	375
Other	2,061	1,530

	$76,565	$33,713

8. Stockholders’ Equity
     As of July 1, 2007, the Company had 53,924,811 shares of common stock outstanding, of which 4,824,078 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. All unvested shares are subject to repurchase by the Company at the original purchase price. As of July 1, 2007, 24,668 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.
     2005 Stock and Incentive Plan
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. The 2005 Stock Plan initially provided that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. As of July 1, 2007, options to purchase 2,235,141 shares remained available for future grant under the 2005 Stock Plan.
     The Company’s stock option activity under all stock option plans during the specified reporting period is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2006	8,359,120	$13.94
Granted	3,008,858	$38.19
Options assumed through business combination	1,424,332	$21.37
Exercised	(841,791)	$9.88
Cancelled	(428,372)	$18.72

Outstanding at July 1, 2007	11,522,147	$21.31

     Following is a further breakdown of the options outstanding as of July 1, 2007:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.03-5.99	1,693,274	5.55	$4.29	1,093,782	$3.80
$6.00-8.52	1,518,278	6.75	$7.89	727,368	$7.64
$8.60-13.69	1,696,266	7.19	$10.73	815,536	$10.47
$13.74-20.97	1,569,649	8.06	$19.24	660,466	$18.72
$21.31-32.30	1,530,483	8.84	$26.87	364,167	$25.87
$32.38-39.22	2,036,206	9.09	$36.75	157,254	$37.27
$39.42-41.56	1,445,174	9.58	$40.11	117,075	$40.09
$42.81-3,123.55[1]	32,817	8.84	$119.63	2,567	$1,015.98

$0.03-3,123.55	11,522,147	7.87	$21.31	3,938,215	$13.51

[1]	Adjusted for reverse split of securities underlying options assumed with Solexa acquisition.
     The aggregate intrinsic value of options outstanding and options exercisable as of July 1, 2007 was $224.8 million and $109.2 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $40.59 as of June 29, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $20.4 million for the six months ended July 1, 2007.
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
     The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the Purchase Plan provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. 61,787 shares were issued under the Purchase Plan during the six months ended July 1, 2007. As of July 1, 2007, there were 4,106,874 shares available for issuance under the Purchase Plan.
Warrants
     In conjunction with its acquisition of Solexa, Inc. on January 26, 2007, the Company assumed 2,244,843 warrants issued by Solexa prior to the acquisition. During the six months ended July 1, 2007, there were 350,283 warrants exercised, resulting in cash proceeds to the Company of approximately $5.3 million.
     A summary of the warrants outstanding as of July 1, 2007 is as follows:

Number of Shares	Exercise Price	Expiration Date
31,989	$57.62	9/24/2008
136,423	$14.54	4/25/2010
549,222	$14.54	7/12/2010
408,691	$21.81	11/23/2010
642,153	$21.81	1/19/2011

1,768,478

Treasury Stock
     In conjunction with its issuance of $400 million principal amount of 0.625% Convertible Senior Notes due 2014 on February 16, 2007, the Company repurchased 5.8 million shares of its outstanding common stock for approximately $201.6 million in privately negotiated transactions concurrently with the offering.
     On February 20, 2007, the Company executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of its outstanding common stock over a period of six months. During the six months ended July 1, 2007, the Company repurchased approximately 1.6 million shares of its common stock under this plan for approximately $50.0 million. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
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
     In June 2004, the Company entered into a conditional agreement to sell its land and buildings for $42.0 million and to lease back such property for an initial term of ten years, which was extended in February 2007 to 19 years (see below). The sale was completed in August 2004 at which time the lease was signed. After the repayment of the remaining $25.2 million debt and other related transaction expenses, the Company received $15.5 million in net cash proceeds. The Company removed the land and net book value of the buildings of $36.9 million from its balance sheet, deferred the resulting $3.7 million gain on the sale of the property, and is amortizing the deferred gain over the 19-year lease term in accordance with SFAS No. 13, Accounting for Leases.
Operating Leases
     In August 2004, the Company entered into an initial ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and monthly rent is set at $318,643 for the first year with an annual increase of 3% in each subsequent year through 2014. The current monthly rent under this lease is $338,048. On February 14, 2007, the Company extended this lease. The terms of the new lease provide for monthly rent increases each year to a maximum of $504,710 per month during the last year of the lease, which is now 2023. Under the terms of the new lease, approximately $1.0 million of the original $1.9 million security deposit was refunded to the Company during the six months ended July 1, 2007. The Company has the option to extend the term of the lease for three additional five-year periods. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is included in other long-term liabilities in the accompanying consolidated balance sheet.
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
     As of July 1, 2007, the Company also leased an office and laboratory facility in Connecticut, additional office, distribution and storage facilities in San Diego, and four foreign facilities located in Japan, Singapore, China and the Netherlands under non-cancelable operating leases that expire at various times through June 2011. These leases contain renewal options ranging from one to five years.
     As part of our acquisition of Solexa on January 26, 2007, we assumed a non-cancelable operating lease for facilities in Hayward, California. One of the buildings is utilized for administrative operations, research and development, as well as sequencing services and instrument production. The remaining space may be developed and occupied in phases, depending on growth. The Hayward lease runs through December 2008. We have an option to extend the lease for an additional five-year period, subject to certain conditions. We also lease a facility in Little Chesterford, United Kingdom, which is occupied by Solexa Limited, our wholly-owned subsidiary, which expires in July 2008.
11. Legal Proceedings
     The Company has incurred substantial costs in defending itself against patent infringement claims, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of the Company’s BeadArray products and services, including the Company’s Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. On February 15, 2006, the Company filed its first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. The court later dismissed from the suit the patent Affymetrix had sought to withdraw. In a February 2007 pre-trial order, the court established a multi-phase trial structure. The court explained that it decided to address the Company’s defenses of invalidity and enforceability of the patents-in-suit, as well as the Company’s claims for unfair competition and antitrust violations, in subsequent trials.
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
     The second phase of the trial, which will include trial as to the validity of the Affymetrix patents being asserted, will be tried before a different jury and is expected to be scheduled later in 2007. The Company’s defense of inequitable conduct, and its counterclaims for tortious interference and unfair competition by Affymetrix, will be addressed in a third phase of the trial. For Affymetrix to prevail in the case and receive a judgment in its favor, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial, and then such findings must be upheld on appeal. The Company believes it has prior art that pre-dates and invalidates the Affymetrix patents. The Company is also claiming that the inventors or their agents engaged in inequitable conduct before the United States Patent and Trademark Office in connection with the prosecution of one or more of the patents in-suit, and it believes that this conduct should render the affected patents unenforceable.
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
     Although the Company believes that it has strong defenses to Affymetrix’ patent claims, the results of litigation are difficult to predict and no assurance can be given that the Company will succeed in proving the patents were not infringed, or are invalid or unenforceable. As discussed above, the judge overseeing the case has discretion over how and when issues in the case will be tried, and over the granting and scope of any injunction against the Company. Any damages award or injunction would be subject to appeal and the Company will carefully consider that option at the appropriate time. In such a case, if the Company chooses to appeal, the Company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal, and such amount may be material.
     The Company has analyzed the potential for a loss from this litigation in accordance with SFAS No. 5, Accounting for Contingencies. Due to the Company’s beliefs about its position in the case, and because the Company is unable to reasonably estimate the amount of loss the Company would incur if it does not prevail, the Company has not recorded a reserve for contingent loss. Should the Company ultimately lose the lawsuit, such result could have a material adverse effect on its consolidated results of operations for the period in which the loss is recorded.
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against the Company in the U.S. District Court for the District of Delaware seeking an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of the Company’s patents and patent applications by adding Dr. Czarnik as an inventor, alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor, and seeking a judgment declaring certain of the Company’s patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. In July 2006, the court granted the Company’s motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct, and the Company filed an answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents, and fraud). On March 28, 2007, the court issued a Scheduling Order in which it contemplates holding a claim construction hearing in January 2008 if it deems claim construction to be necessary. On July 13, 2007, the court issued an order setting the Pretrial Conference date at April 10, 2008, and indicating that a trial would start within 120 days of that date. The Company believes it has meritorious defenses against these claims.
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
     Under the agreement, the Company will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, the Company installed instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the Company’s Sentrix HumanHap300 BeadChips and associated reagents. The Company has deferred approximately $2.0 million of revenue for instruments installed during the third quarter of 2006 under guidance provided by SFAS No. 48, Revenue Recognition When Right of Return Exists. This amount is classified as a long-term customer deposit as of July 1, 2007. The Company has also deferred approximately $1.3 million of costs related to product shipments to deCODE, which are classified as a long-term asset as of July 1, 2007.
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
     As of July 1, 2007, the debenture was recorded at face value, which is the fair value, and is classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security.
     The Company concluded that the purchase of the debenture and the concurrent purchase by Genizon of Illumina’s products are “linked” transactions under guidance contained in EITF No. 00-21. Since the transactions are considered “linked,” the Company deferred approximately $3.0 million of revenue (the face value of the Debentures) in the first quarter of 2006, related to the Genizon product shipments. The deferred revenue is classified as a short-term liability as of July 1, 2007. This amount is expected to remain in deferred revenue until Genizon settles the Debenture in cash or when a liquidity event occurs that generates cash or a security that is readily convertible into cash. The Company has deferred approximately $1.1 million of costs related to product shipments to Genizon, in the first quarter of 2006, which is classified as an other current asset as of July 1, 2007. All Genizon shipments that generate revenue over the face value of the debenture will be evaluated under the Company’s revenue recognition policy, which is outlined in Note 1.
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
Product Developments
     During the six months ended July 1, 2007, we announced the following new product developments:
•	High-throughput DNA methylation profiling on the BeadArray platform. This technology is capable of surveying up to 1,536 methylation sites across 96 samples simultaneously. By pairing our BeadArray platform with the GoldenGate assay approach, researchers have the ability to perform genome-wide methylation profiling across multiple areas such as cancer and human embryonic stem cell research. The GoldenGate Methylation Cancer Panel I, the first standard panel, covers 1,505 methylation sites over 800 cancer genes. Shipments of the GoldenGate Methylation Cancer Panel I began during the first quarter of 2007.

•	BeadXpress System. The BeadXpress System is a high-throughput, dual-color laser detection system that enables scanning of a broad range of multiplexed assays developed using the VeraCode digital microbead technology. Shipments of the BeadXpress System began during the first quarter of 2007.

•	Illumina Genome Analyzer. This product can generate more than one billion bases of data in a single run using a massively parallel sequencing approach. The system leverages Solexa sequencing technology and novel reversible terminator chemistry, optimized to achieve unprecedented levels of cost effectiveness and throughput. Shipments of the Illumina Genome Analyzer began during the first quarter of 2007.

•	Human 1M DNA Analysis BeadChip. This product is expected to combine an unprecedented level of content for both whole-genome and copy number variation (CNV) analysis, along with additional unique, high-value genomic regions of interest — all on a single microarray chip. Shipments of the Human 1M DNA Analysis BeadChip began during the second quarter of 2007.

•	Human 450S BeadChip. This product is expected to enable customers using our HumanHap550 BeadChip to further extend their genetic studies to include the one million content level.

•	HumanCNV370-Duo BeadChip. The HumanCNV370-Duo enables researchers to analyze two samples simultaneously and access novel content for detecting disease-relevant CNV regions. Shipments of the HumanCNV370-Duo BeadChip began during the second quarter of 2007.

•	Custom methylation application. Custom-content design provides researchers with the flexibility to perform genome-wide methylation profiling specific to individual study goals. Joining our GoldenGate Methylation Cancer Panel I, investigators will have the option to select their favorite genes or gene regions to cost-effectively survey up to 1,536 methylation sites of choice across 96 samples simultaneously.
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
Revenue Recognition
     Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, flow cells, instrumentation and oligonucleotides (oligos), which are short pieces of DNA. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and revenue earned from milestone payments.
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
     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. However, in the case of BeadLabs, revenue is recognized upon the completion of installation, training and customer acceptance. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping and sequencing analysis data is delivered to the customer or as specific milestones are achieved.
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

     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of July 1, 2007, we had $248.8 million of goodwill. This goodwill is reported as a separate line item in the balance sheet. We perform our test of goodwill annually in May. We have determined there has been no impairment of goodwill as of July 1, 2007.
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
Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of July 1, 2007, we have maintained a full valuation allowance against our U.S. deferred tax assets and certain foreign deferred tax assets, since we have not met the “more likely than not” threshold required under SFAS No. 109.
     Due to the adoption of SFAS No. 123R, we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.
     Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The adoption of FIN No. 48 did not result in an adjustment to our opening retained earnings since there was no cumulative effect from the change in accounting principle due to our maintaining a full valuation allowance against our U.S. deferred tax assets. At the date of adoption, we reduced our deferred tax assets and related valuation allowance by approximately $5.1 million for uncertain tax positions. As of July 1, 2007 we have reduced our deferred tax assets and related valuation allowance by approximately $6.9 million for uncertain tax positions. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1998 to 2006 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Revenue:
Product revenue	88%	88%	87%	85%
Service and other revenue	12	11	13	14
Research revenue	0	1	0	1

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue	32	28	31	28
Cost of service and other revenue	4	4	4	5
Research and development	21	21	22	24
Selling, general and administrative	28	31	30	35
Amortization of acquired intangible assets	1	—	1	—
Acquired in-process research and development	—	—	193	—

Total costs and expenses	86	84	281	92

Income (loss) from operations	14	16	(181)	8

Interest and other income, net	3	2	3	2

Income (loss) before income taxes	17	18	(178)	10

Provision for income taxes	6	2	6	1

Net income (loss)	11%	16%	(184)%	9%

Three and Six Months Ended July 1, 2007 and July 2, 2006
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and six months ended July 1, 2007 and July 2, 2006 were both 13 and 26 weeks, respectively.

Revenue

	Three Months Ended			Six Months Ended
	July 1,	July 2,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Product revenue	$74,297	$36,403	104%	$135,562	$59,664	127%
Service and other revenue	10,086	4,795	110%	20,847	10,062	107%
Research revenue	152	379	(60)%	276	953	(71)%

Total revenue	$84,535	$41,577	103%	$156,685	$70,679	122%

     Total revenue was $84.5 million and $41.6 million, respectively, for the three and six months ended July 1, 2007 compared to $156.7 million and $70.7 million, respectively, for the three and six months ended July 2, 2006. This represents an increase of $43.0 million, or 103%, and $86.0 million, or 122%, compared to the three and six months ended July 2, 2006.
     Product revenue increased to $74.3 million and $135.6 million, respectively, for the three and six months ended July 1, 2007, compared to $36.4 million and $59.7 million, respectively, for the three and six months ended July 2, 2006. The increases for the three and six months ended July 1, 2007 resulted primarily from higher consumable sales, as well as sales of the Illumina Genome Analyzer, which was introduced during the first quarter of 2007. Growth in consumable revenue was primarily attributable to significant demand for our Infinium products, which we began selling during the second quarter of 2006. In addition, growth in consumable revenue can be attributed to the growth in our installed base of instruments. We expect to see continued growth in product revenue, which can be mainly attributed to the launch of several new products, sales of existing products and the growth of our installed base of instruments.
     Service and other revenue increased to $10.1 million and $20.8 million, respectively, for the three and six months ended July 1, 2007, as compared to $4.8 million and $10.1 million, respectively, for the three months ended July 2, 2006. The increase in service and other revenue is primarily due to the completion of several significant Infinium and iSelect custom SNP genotyping service contracts and sequencing services contracts. We expect sales from SNP genotyping and sequencing services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of SNP genotyping and sequencing services contracts are highly dependent on the customers’ schedules for delivering the SNPs and samples to us.
     Government grants and other research funding decreased to $0.2 million and $0.3 million, respectively, for the three and six months ended July 1, 2007 from $0.4 million and $1.0 for the three and six months ended July 2, 2006. We do not expect research revenue to be a material component of our revenue going forward.
Cost of Product and Service and Other Revenue

	Three Months Ended			Six Months Ended
	July 1,	July 2,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Cost of product revenue	$27,036	$11,912	127%	$48,850	$19,588	149%
Cost of service and other revenue	3,105	1,664	87%	6,412	3,281	95%

Total cost of product and service and other revenue	$30,141	$13,576	122%	$55,262	$22,869	142%

     Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product revenue increased to $27.0 million and $48.9 million, respectively, for the three and six months ended July 1, 2007, compared to $11.9 million and $19.6 million, respectively, for the three and six months ended July 2, 2006, primarily driven by higher consumable and instrument sales. Cost of product revenue for the three and six months ended July 1, 2007 included non-cash stock-based compensation expense totaling $1.0 million and $1.8 million, respectively, compared to $0.3 million and $0.5 million, respectively, for the three and six months ended July 2, 2006. Gross margin on product revenue decreased to 64% for both the three and six months ended July 1, 2007, compared to 67% for both the three and six months ended July 2, 2006. The decrease in the gross margin percentage for both periods is primarily due to unfavorable product mix. In addition, the gross margin percentage for both periods was adversely impacted by the increase in non-cash stock-based compensation expense and the amortization of inventory revaluation costs related to our acquisition of Solexa in January 2007. The impact of non-cash stock-based compensation charges decreased our gross margin by 46 basis points and 52 basis points, respectively, for the three and six months ended July 1, 2007, compared to the three and six months ended July 2, 2006. The inventory revaluation costs decreased our gross margin by 17 basis points and 57 basis points, respectively, for the three and six months ended July 1, 2007, compared to the three and six months ended July 2, 2006.
     Cost of service and other revenue increased to $3.1 million and $6.4 million for the three and six months ended July 1, 2007, compared to $1.7 million and $3.3 million for the three and six months ended July 2, 2006, primarily due to higher service revenue. Gross margin on service and other revenue was 69% for both the three and six months ended July 1, 2007, compared to 65% and 67%, respectively, for the three and six months ended July 2, 2006. The increase in the gross margin percentage is primarily driven by favorable product mix mainly associated with the delivery of a significant iSelect custom SNP genotyping service contract in the second quarter of 2007.
     We expect product mix to continue to affect our future gross margins. However, we expect our market to continue to be increasingly price competitive and our margins may fluctuate from year to year and quarter to quarter.
Research and Development Expenses

	Three Months Ended			Six Months Ended
	July 1,	July 2,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Research and development	$18,184	$8,587	112%	$34,140	$16,803	103%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
     Research and development expenses increased to $18.2 million and $34.1 million, respectively, for the three and six months ended July 1, 2007, compared to $8.6 million and $16.8 million for the three and six months ended July 2, 2006. Research and development expenses as a percentage of revenue were 21% for the three and six months ended July 1, 2007, compared to 22% and 24%, respectively, for the three and six months ended July 2, 2006. Approximately $6.7 million and $12.1 million, respectively, of the increase for the three and six months ended July 1, 2007 is due to higher research and development expenses associated with our recent acquisition of Solexa in January 2007. Costs to support our Oligator technology platform and BeadArray research activities increased approximately $1.8 million and $3.6 million for the three and six months ended July 1, 2007, compared to the three and six months ended July 2, 2006 primarily due to an overall increase in personnel-related expenses, as well as an increase in lab and material supplies expense. In addition, non-cash stock-based compensation expense increased approximately $1.6 million and $2.6 million, respectively, compared to the three and six months ended July 2, 2006. These increases were partially offset by decreases of $0.5 million and $1.0 million, respectively, in research and development expenses related to the VeraCode technology, compared to the three and six months ended July 2, 2006. We began shipping our BeadXpress System, which is based on our VeraCode technology, during the first quarter of 2007. As a result of completing the development of this product, the related research and development expenses have decreased.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base and integrate the operations of Solexa into our business.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	July 1,	July 2,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$23,297	$12,891	81%	$46,930	$25,025	88%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $23.3 million and $46.9 million for the three and six months ended July 1, 2007, compared to $12.9 million and $25.0 million for the three and six months ended July 2, 2006. Selling, general and administrative expenses as a percentage of revenue were 28% and 30%, respectively, for the three and six months ended July 1, 2007, compared to 31% and 35%, respectively, for the three and six months ended July 2, 2006. Selling, general and administrative expenses for the three and six months ended July 1, 2007 included stock-based compensation expenses totaling $4.3 million and $9.1 million, compared to $2.1 million and $4.0 million, respectively, for the three and six months ended July 2, 2006.
     Sales and marketing expenses increased $5.7 million for the three months ended July 1, 2007, compared to the three months ended July 2, 2006. The increase is primarily due to increases of $4.3 million attributable to personnel-related expenses to support the growth of our business, $0.8 million of non-cash stock-based compensation expense and $0.6 million attributable to other non-personnel-related costs consisting mainly of sales and marketing activities for our existing and new products. General and administrative expenses increased $4.7 million during the three months ended July 1, 2007, compared to the three months ended July 2, 2006, due to increases of $2.0 million in personnel-related expenses associated with the growth of our business, $1.5 million in other outside services, primarily due to increases in consulting fees and $1.4 million of non-cash stock-based compensation expense, partially offset by a $0.2 million decrease in legal fees.
     Sales and marketing expenses increased $9.7 million for the six months ended July 1, 2007, compared to the three months ended July 2, 2006. The increase is primarily due to increases of $7.4 million attributable to personnel-related expenses to support the growth of our business, $1.5 million of non-cash stock-based compensation expense and $0.8 million attributable to other non-personnel-related costs consisting mainly of sales and marketing activities for our existing and new products. General and administrative expense increased $12.2 million during the six months ended July 1, 2007, compared to the six months ended July 2, 2006, due to increases of $3.6 million of non-cash stock-based compensation expense, $3.5 million in personnel-related expenses associated with the growth of our business, $2.8 million in outside legal costs primarily related to the Affymetrix litigation and $2.3 million in other outside services, primarily due to increases in consulting fees.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure, incur increased litigation costs and incur additional costs to support the growth in our business.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 1,	July 2,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Interest and other income, net	$2,343	$856	174%	$5,066	$1,424	256%
     Interest income on our cash and cash equivalents and investments was $4.1 million and $7.3 million for the three and six months ended July 1, 2007, compared to $0.9 million and $1.4 million for the three and six months ended July 2, 2006. The increase in interest income over the prior periods was primarily driven by higher cash balances from the proceeds from our February 2007 convertible debt and May 2006 stock offerings, as well as improved operating cash flow. In addition, we experienced higher effective interest rates on our cash equivalents and short-term investments. These increases in interest income were partially offset by approximately $1.0 million and $1.5 million, respectively, of interest expense for the three and six months ended July 1, 2007, primarily related to our convertible debt offering in February 2007. In addition, we experienced approximately $0.7 million in foreign currency transaction losses in the three and six months ended July 1, 2007, primarily due to the impact of the Great Britain pound and the Euro strengthening over the United States dollar.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 1,	July 2,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Provision for income taxes	$5,330	$611	772%	$9,727	$742	1,211%
     The provision for income taxes was approximately $5.3 million and $9.7 million for the three and six months ended July 1, 2007, respectively, as compared to $0.6 million and $0.7 million for the three and six months ended July 2, 2006, respectively. The provision consists of federal, state, and foreign income tax expenses.
     As of January 1, 2007, we had net operating loss carryforwards for federal and state tax purposes of approximately $76.4 million and $39.8 million, respectively; which begin to expire in 2022 and 2013, respectively, unless utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $6.4 million and $6.3 million, respectively; which begin to expire in 2018 and 2019, respectively, unless previously utilized. As result of the Solexa acquisition on January 26, 2007, we obtained additional net operating loss carryforwards for federal and state tax purposes of approximately $28.0 million and

$70.2 million, respectively, which begin to expire in 2025 and 2015, respectively, unless previously utilized. To the extent these assets are recognized, the adjustment will be applied first to reduce to zero any goodwill related to the acquisition, and then as a reduction to the income tax provision.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of July 1, 2007.
     Based upon the available evidence as of July 1, 2007, we are not able to conclude it is more likely than not the remaining deferred tax assets in the U.S. or certain foreign jurisdictions will be realized. Therefore, we have recorded a valuation allowance of approximately $95.2 million, and $15.1 million against our U.S. deferred tax assets and certain foreign deferred tax assets, respectively.
Liquidity and Capital Resources
Cashflow (in thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006
Net cash provided by operating activities	$39,126	$17,263
Net cash used in investing activities	(103,924)	(16,729)
Net cash provided by financing activities	107,415	101,030
Effect of foreign currency translation on cash and cash equivalents	114	(136)

Net increase in cash and cash equivalents	$42,731	$101,428

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the exercise of stock options and participation in our ESPP;

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.
     Our historical cash outflows have primarily been associated with:
•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency; and

•	cash used for our stock repurchases.
     Other factors that impact our cash inflow and outflow include the following:
•	significant increases in our product and services revenue, leading to gross margins greater than 64% in each of the last three years. As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.
     As of July 1, 2007, we had cash, cash equivalents and short-term investments of $343.3 million, compared to $130.8 million as of December 31, 2006. The primary inflows of cash during the six months ended July 1, 2007 were approximately $390.3 million and $92.4 million generated from the net proceeds of our convertible debt offering and sale of warrants, respectively, in February 2007. In addition, on January 26, 2007, we completed the merger with Solexa, which resulted in net cash acquired of $72.5 million. The primary cash outflows during the six months ended July 1, 2007 were attributable to the repurchase of an aggregate of 7.4 million shares of our common stock for approximately $251.6 million, as well as approximately $139.0 million for the purchase of convertible note hedges. These convertible note transactions and our stock repurchase program are discussed in detail below.
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
     On February 20, 2007, we executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of our outstanding common stock over a period of six months. During the six months ended July 1, 2007, we repurchased approximately 1.6 million shares of our common stock under this plan for approximately $50.0 million in cash. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
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
     In 2007, we plan to use a portion of our net cash generated from operations on capital expenditures, primarily for manufacturing and research and development equipment, furniture, fixtures and computer equipment. We expect that our product revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.
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
     Periodically, we hedge significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. As of July 1, 2007, we had no foreign currency forward contracts outstanding. For the six months ended July 1, 2007 and July 2, 2006, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $0 and $0.1 million, respectively.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities

Exchange Act), as of July 1, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 1, 2007, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the second quarter of 2007 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change. We are currently in the process of assessing and integrating Solexa, Inc.’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities by the end of 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We have incurred substantial costs in defending ourselves against patent infringement claims and expect to devote substantial financial and managerial resources to protect our intellectual property and to defend against the claims described below as well as any future claims asserted against us.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. On February 15, 2006, we filed our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. The court later dismissed from the suit the patent Affymetrix had sought to withdraw. In a February 2007 pre-trial order, the court established a multi-phase trial structure. The court explained that it decided to address our defenses of invalidity and enforceability of the patents-in-suit, as well as our claims for unfair competition and antitrust violations, in subsequent trials.
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
     Although we believe that we have strong defenses to Affymetrix’ patent claims, the results of litigation are difficult to predict and no assurance can be given that we will succeed in proving the patents were not infringed, or are invalid or unenforceable. As discussed above, the judge overseeing the case has discretion over how and when issues in the case will be tried, and over the granting and scope of any injunction against us. Any damages award or injunction would be subject to appeal and we will carefully consider that option at the appropriate time. In such a case, if we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal, and such amount may be material.

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
Dr. Anthony W. Czarnik v. Illumina, Inc.
     On June 15, 2005, Dr. Anthony Czarnik, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding Dr. Czarnik as an inventor, alleging that we committed inequitable conduct and fraud in not naming him as an inventor, and seeking a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. In July 2006, the court granted our motion to dismiss the counts of Dr. Czarnik’s complaint dealing with correction of inventorship in pending applications and inequitable conduct, and we filed an answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents, and fraud). On March 28, 2007, the court issued a Scheduling Order in which it contemplates holding a claim construction hearing in January 2008 if it deems claim construction to be necessary. On July 13, 2007, the court issued an order setting the Pretrial Conference date at April 10, 2008, and indicating that a trial would start within 120 days of that date. We believe we have meritorious defenses against these claims.
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
     Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and on our ability to protect our own intellectual property. As we have previously disclosed, in July 2004 Affymetrix, Inc. filed a complaint against us in federal court in Wilmington, Delaware, alleging infringement of six of its patents. In preliminary proceeding, the court dismissed a patent Affymetrix had sought to withdraw from its suit leaving five patents being asserted against us. AMarch 5, 2007 infringement trial led to a jury finding of infringement of these five patents. That finding was made without consideration of the validity and enforceability of these patents. The jury also ordered us to pay damages based on a royalty of 15% for certain products that we launched and sold before the end of 2005. The total amount of damages awarded by the jury was $16.7 million. Although we believe the subsequent trials will confirm the invalidity and unenforceability positions we have taken with respect to these Affymetrix patents, we cannot assure you that the the patents will be found invalid or unenforceable. In addition, patents enjoy a presumption of validity that can be rebutted only by clear and convincing evidence. Any adverse ruling or perception of an adverse ruling throughout these proceedings will likely have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself.
     Third parties, including Affymetrix, have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may also not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.

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
     For various reasons, including significant competition, low market acceptance or market growth, and lack of technology advantage, revenue recognized from the Solexa acquisition may not grow as anticipated and if so, we may not realize the expected value from this transaction.
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
     The nature of our products requires customized components that currently are available from a limited number of sources. For example, we currently use multiple components in our products that are single-sourced. If we are unable to secure a sufficient supply of those or other product components, we will be unable to meet demand for our products. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do this on a timely basis, for sufficient quantities or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs.
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
     We currently possess limited facilities capable of manufacturing our principal products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage one of our facilities or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. Also, many of our manufacturing processes are automated and are controlled by our custom-designed Laboratory Information Management System (LIMS). Additionally, as part of the decoding step in our array manufacturing process, we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis and may prevent us from achieving our expected shipments in any given period.
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
     Our revenue is subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. In addition, we expect operating expenses to continue to increase significantly in absolute dollars. Accordingly, if revenue does not grow as anticipated, we may not be able to maintain annual profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.

We have only recently achieved annual operating profitability.
     Prior to 2006, we had incurred net losses each year since our inception. As of July 1, 2007, our accumulated deficit was $393.4 million. Our ability to sustain annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. Non-cash stock-based compensation expense and expenses related to our acquisition of Solexa in January 2007 are also likely to adversely affect our future profitability. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.
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
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. Our effective income tax rate could be adversely affected by various factors including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses including stock-based compensation, changes in our future levels of research and development spending, mergers and acquisitions, and the result of examinations by various tax authorities.
If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.
     We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer; John Stuelpnagel, our senior vice president, general manager of microarrays and chief operating officer; and John West, our senior vice president and general manager of sequencing. The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.
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
     Approximately 31% and 43% of our revenue for the three months ended July 1, 2007 and July 2, 2006, respectively, was derived from shipments to customers outside the United States. Approximately 35% and 44% of our revenue for the six months ended July 1, 2007 and July 2, 2006, respectively, was derived from shipments to customers outside the United States We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table discloses the repurchases of our common stock during the first six months of 2007:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
		Average	as Part of Publicly	Purchased Under
	Total Number of	Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs (1)
January 1, 2007 - January 28, 2007	—	$—	—	$—
January 29, 2007 - February 25, 2007 (2)	5,771,000	$34.93	5,771,000	—
February 26, 2007 - April 1, 2007	1,638,545	$30.54	1,638,545	25,000,006

Total	7,409,545		7,409,545	$25,000,006

(1)	Reflects the maximum dollar value of shares that may be purchased under our Rule 10b5-1 stock repurchase plan as of July 1, 2007. This plan was announced publicly on February 27, 2007.

(2)	Reflects approximately $201.6 million of shares repurchased with proceeds from our $400 million Convertible Senior Notes offering on February 16, 2007.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The registrant’s 2006 Annual Meeting of Stockholders was held on June 7, 2007. Directors A. Blaine Bowman, Paul Grint, M.D., Jack Goldstein, Ph. D., David R. Walt, Ph. D, and Roy A. Whitfield will continue to serve as directors with terms expiring at the 2008, 2009 and 2010 Annual Meeting of Stockholders. The Registrant’s stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for 2007. The Registrant’s stockholders did not ratify an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock and Incentive Plan by 1,250,000 shares.
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of A. Blaine Bowman, elected director at the meeting:
     For:           49,298,723            Withhold Authority:           996,562
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Paul Grint, M.D., elected director at the meeting:
     For:            41,739,332           Withhold Authority:           8,555,953
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Jack Goldstein, Ph.D., elected director at the meeting:
     For:           43,597,855           Withhold Authority:           6,697,430
     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of David R. Walt, Ph.D., elected director at the meeting:
     For:           42,369,646           Withhold Authority:           7,925,639

     The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Roy A. Whitfield, elected director at the meeting:
     For:            48,023,702            Withhold Authority:            2,271,583
     The vote on ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for 2007 was as follows:
     For:           49,926,501            Against:            334,324            Abstain:           34,460            Non Votes:            0
     The vote on ratification of the amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock and Incentive Plan by 1,250,000 shares was as follows:
     For:           17,934,962           Against:            22,483,313           Abstain:           36,876            Non Votes:            9,840,134
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)

Date: August 1, 2007	/s/ CHRISTIAN O. HENRY

Christian O. Henry
Senior Vice President and Chief Financial Officer