Form 10-Q
period 2007-09-30
ILLUMINA INC
filed 2007-10-31
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2007

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
Yes ☐ No ☑
As of October 16, 2007, there were 54,700,385 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2007	December 31, 2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,107	$38,386
Short-term investments	288,745	92,418
Accounts receivable, net	79,886	39,984
Inventory, net	45,245	20,169
Prepaid expenses and other current assets	8,948	2,769

Total current assets	486,931	193,726
Property and equipment, net	39,330	25,634
Investment in Solexa	—	67,784
Goodwill	249,227	2,125
Acquired intangible assets, net	22,633	—
Other assets, net	12,088	11,315

Total assets	$810,209	$300,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,996	$33,713
Current portion of long-term debt	25	63

Total current liabilities	79,021	33,776
Long-term debt, less current portion	400,000	—
Other long-term liabilities	9,930	19,466
Commitments and contingencies
Stockholders’ equity	321,258	247,342

Total liabilities and stockholders’ equity	$810,209	$300,584

(1)	The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	October 1, 2006	2007	October 1, 2006
Revenue:
Product revenue	$90,021	$46,918	$225,583	$106,582
Service and other revenue	7,364	6,441	28,211	16,503
Research revenue	125	113	400	1,066

Total revenue	97,510	53,472	254,194	124,151

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $1,059, $360, $2,901 and $858, respectively, and excluding amortization of acquired intangible assets)	34,582	14,523	83,436	34,111
Cost of service and other revenue (including non-cash stock compensation expense of $60, $57, $197 and $159, respectively)	2,496	1,833	8,903	5,114
Research and development (including non-cash stock compensation expense of $2,607, $955, $7,035 and $2,790, respectively)	19,753	7,744	53,893	24,547
Selling, general and administrative (including non-cash stock compensation expense of $4,942, $2,383, $13,998 and $6,405, respectively)	24,307	14,118	71,237	39,143
Amortization of acquired intangible assets	662	—	1,767	—
Acquired in-process research and development	—	—	303,400	—

Total costs and expenses	81,800	38,218	522,636	102,915

Income (loss) from operations	15,710	15,254	(268,442)	21,236
Interest and other income, net	3,978	1,996	9,043	3,420

Income (loss) before income taxes	19,688	17,250	(259,399)	24,656
Provision for income taxes	5,185	1,088	14,912	1,830

Net income (loss)	$14,503	$16,162	$(274,311)	$22,826

Net income (loss) per basic share	$0.27	$0.35	$(5.09)	$0.52

Net income (loss) per diluted share	$0.24	$0.32	$(5.09)	$0.48

Shares used in calculating basic net income (loss) per share	54,318	46,293	53,847	43,766

Shares used in calculating diluted net income (loss) per share	59,395	50,579	53,847	48,004

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
Operating activities:
Net income (loss)	$(274,311)	$22,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	303,400	—
Amortization of increase in inventory valuation	942	—
Amortization of intangible assets	1,803	20
Amortization of debt issuance costs	839	—
Depreciation expense	8,177	4,198
Loss on disposal of property and equipment	16	31
Stock-based compensation expense	24,130	10,212
Amortization of gain on sale of land and building	(145)	(281)
Changes in operating assets and liabilities:
Accounts receivable	(33,920)	(11,049)
Inventory	(17,151)	(8,978)
Prepaid expenses and other current assets	(890)	(1,566)
Other assets	1,674	(2,287)
Accounts payable and accrued liabilities	18,414	9,937
Accrued income taxes	12,130	1,328
Other long-term liabilities	(667)	5,828

Net cash provided by operating activities	44,441	30,219

Investing activities:
Cash obtained in acquisition, net of cash paid for transaction costs	72,083	—
Investment in secured convertible debentures	—	(3,036)
Purchases of available-for-sale securities	(449,088)	(188,238)
Sales and maturities of available-for-sale securities	256,239	62,400
Proceeds from sale of fixed assets	40	—
Cash paid for intangible assets	(85)	(15)
Purchases of property and equipment	(15,257)	(13,477)

Net cash used in investing activities	(136,068)	(142,366)

Financing activities:
Payments on long-term debt	(86)	(78)
Proceeds from issuance of convertible debt, net of issuance costs	390,270	—
Purchase of convertible note hedges	(139,040)	—
Sale of warrants	92,642	—
Common stock repurchases	(251,622)	—
Proceeds from issuance of common stock	25,684	105,586

Net cash provided by financing activities	117,848	105,508

Effect of foreign currency translation on cash and cash equivalents	(500)	(17)

Net increase (decrease) in cash and cash equivalents	25,721	(6,656)
Cash and cash equivalents at beginning of period	38,386	50,822

Cash and cash equivalents at end of period	$64,107	$44,166

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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and nine months ended September 30, 2007 and October 1, 2006 were both 13 and 39 weeks, respectively.
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
Investments
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “available-for-sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. As of September 30, 2007, the Company’s excess cash balances were primarily invested in marketable debt securities, including commercial paper, auction rate certificates and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type.
Stock-Based Compensation
     On January 2, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R. As of September 30, 2007, approximately $111.1 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately two and a half years.
     The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. Historically, the Company used an expected stock-price volatility assumption that was primarily based on historical realized volatility of the underlying stock during a period of time. Volatility for the three months ended September 30, 2007, was determined by equally weighing the historical and implied volatility of its common stock.  The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Interest rate — stock options	4.47 - 4.90%	4.83 - 5.05%	4.61 - 4.90%	4.36 - 5.05%
Interest rate — stock purchases	4.71 - 4.83%	4.08 - 4.85%	4.71 - 4.86%	4.85 - 4.85%
Volatility — stock options	55 - 58%	75%	55 - 70%	76%
Volatility — stock purchases	69 - 75%	76 - 90%	69 - 76%	76 - 90%
Expected life — stock options	6 years	6 years	6 years	6 years
Expected life — stock purchases	6 -12 months	6-12 months	6-12 months	6-12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$25.92	$24.40	$25.09	$18.35
Weighted average fair value per share of employee stock purchases	$14.66	$5.27	$13.35	$4.76
Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options and warrants using the treasury stock method. The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Weighted-average shares outstanding	54,336	46,331	53,864	43,804
Less: Weighted-average shares of common stock subject to repurchase	(18)	(38)	(17)	(38)

Weighted-average shares used in calculating basic net income (loss) per share	54,318	46,293	53,847	43,766
Plus: Effect of dilutive potential common shares	5,077	4,286	—	4,238

Weighted-average shares used in calculating diluted net income (loss) per share	59,395	50,579	53,847	48,004

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 11,179,388 for the nine months ended September 30, 2007. The total number of warrants excluded from the calculation of diluted net loss per share was 1,759,217 for the nine months ended September 30, 2007. These warrants were assumed as part of the Company’s merger with Solexa, Inc. on January 26, 2007. In addition, the warrants sold to the initial purchasers and/or their affiliates of the Convertible Senior Notes to acquire a maximum of 18,322,320 shares of the Company’s common stock were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2007 since the average fair market value of the Company’s stock during both periods was below the strike price of $62.87 per share.
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, changes in the fair value of derivatives designated as effective cash flow hedges, and foreign currency translation adjustments.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income (loss)	$14,503	$16,162	$(274,311)	$22,826
Foreign currency translation adjustments	312	30	514	190
Unrealized gain (loss) on investments	428	(49)	(10,299)	32
Unrealized loss on cash flow hedges	—	—	—	(10)

Total other comprehensive income (loss)	$15,243	$16,143	$(284,096)	$23,038

Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in its financial statements only if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The adoption of FIN No. 48 did not result in an adjustment to the Company’s opening retained earnings since there was no cumulative effect from the change in accounting principle due to the Company maintaining a full valuation allowance against its U.S. deferred tax assets. At the date of adoption, the Company reduced its deferred tax assets and related valuation allowance by approximately $5.1 million for uncertain tax positions. As of September 30, 2007, the Company further reduced its deferred tax assets and related valuation allowance by approximately $8.1 million for uncertain tax positions. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. All of the Company’s tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current period’s presentation.
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

Interest rate	4.56 — 5.05%
Volatility	54.26%
Expected life	0.35 — 3.98 years
Expected dividend yield	0%
     The purchase price of the acquisition is as follows (in thousands):

Fair market value of securities issued	$527,067
Fair market value of change of control bonuses and related taxes	8,182
Transaction costs not included in Solexa net tangible assets acquired	8,129
Fair market value of vested stock options, warrants and restricted stock assumed	75,334

Total purchase price	$618,712

     The fair value of the Company’s shares used in determining the purchase price was based on the average of the closing price of the Company’s common stock for a range of four trading days, including two days prior to and two days subsequent to January 25, 2007, the measurement date. The measurement date was determined per the guidance in EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Based on these closing prices, the Company estimated the fair value of its common stock to be $40.14 per share, which equates to a total fair value of common stock issued of $527.1 million.
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

     The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired (in thousands):

Current assets	$51,444
Property, plant and equipment, net	6,515
Other assets	786
Current liabilities	(13,479)
Other long-term liabilities	(1,455)

Net tangible assets acquired	43,811
Identifiable intangible assets (core technology and customer relationships)	24,400
In-process research and development	303,400
Goodwill	247,101

Total net assets acquired	$618,712

     The Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but will be subject to a periodic assessment for impairment by applying a fair-value-based test. None of this goodwill is expected to be deductible for tax purposes. The Company performs its annual test for impairment of goodwill in May of each year. The Company is required to perform a periodic assessment between annual tests in certain circumstances. The Company has determined there was no impairment of its goodwill through the third quarter of 2007.
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
Identifiable Intangible Assets
     Acquired identifiable assets include various patents that are separate and distinct from the intellectual property surrounding the SBS biochemistry platform (core technology) as well as customer relationships. These patents are held in both the U.S. and Europe. The Company valued the patents and developed technology utilizing a discounted cash flow model which uses forecasts of future royalty savings and expenses related to the intangible assets. The Company utilized a discount rate of 19.5% when preparing this model. The value of the customer relationships is the benefit derived, based upon estimated cash flows, from having a customer in place versus having to incur the time, cost and foregone cash flow required to develop or replace the customer. The amounts assigned to the core technology and customer relationships are $23.5 million and $0.9 million, respectively. The useful lives of the core technology and customer relationships were deemed to be ten and three years, respectively.

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
     The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006
Revenue	$54,041	$254,249	$126,585
Net income (loss)	$4,321	$21,436	$(12,217)
Basic and diluted net income (loss) per share	$0.07	$0.40	$(0.21)
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

	September 30, 2007	December 31, 2006
Raw materials	$20,087	$8,365
Work in process	18,471	8,907
Finished goods	6,687	2,897

	$45,245	$20,169

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
     The carrying amount of goodwill was $249.2 million as of September 30, 2007, compared to $2.1 million at December 31, 2006. The increase in goodwill was due to the acquisition of Solexa in January 2007. The $2.1 million balance at December 31, 2006 was related to the acquisition of CyVera in April 2005. This balance is included in goodwill as of September 30, 2007 and there has been no impairment of goodwill as of that date.
     Intangible assets other than goodwill are required to be separated into two categories: finite-lived and indefinite-lived. Intangible assets with finite useful lives are amortized over their estimated useful life, while intangible assets with indefinite useful lives are not amortized. The Company currently has no intangible assets with indefinite lives.
     Following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired intangible assets:
Core technology	$23,500	$(1,567)	$—	$—
Customer relationships	900	(200)	—	—

Total acquired intangible assets	24,400	(1,767)	—	—
Other intangible assets:
License agreements	1,029	(873)	944	(836)

Total intangible assets	$25,429	$(2,640)	$944	$(836)

     The increase in the gross carrying amount of the Company’s amortizable intangible assets as of September 30, 2007 was due to the acquisition of Solexa in January 2007. The core technology is being amortized over a ten-year life and customer relationships are being amortized over a three-year life. The amortization of the core technology and customer relationships is excluded from product cost of revenue and is separately classified as amortization of acquired intangible assets on the condensed consolidated statements of operations.
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
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 31, 2006	$996
Additions charged to cost of revenue	3,557
Repairs and replacements	(1,637)

Balance at September 30, 2007	$2,916

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts payable	$22,497	$9,853
Compensation	12,094	8,239
Taxes	16,969	1,804
Legal and other professional fees	2,851	3,831
Short-term deferred revenue	13,001	3,382
Customer deposits	4,730	3,703
Reserve for product warranties	2,916	996
Short-term deferred rent	1,271	—
Short-term deferred gain on sale of building	171	375
Other	2,496	1,530

	$78,996	$33,713

8. Stockholders’ Equity
     As of September 30, 2007, the Company had 54,672,673 shares of common stock outstanding, of which 4,848,395 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. As of September 30, 2007, 17,419 shares of common stock were subject to repurchase. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period.
     2005 Stock and Incentive Plan
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. The 2005 Stock Plan initially provided that an aggregate of up to 11,542,358 shares of the Company’s common stock be reserved and available to be issued. In addition, the 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. As of September 30, 2007, options to purchase 1,974,920 shares remained available for future grant under the 2005 Stock Plan.
     The Company’s stock option activity under all stock option plans during the specified reporting period is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2006	8,359,120	$13.94
Granted	3,481,708	$39.26
Options assumed through business combination	1,424,332	$21.37
Exercised	(1,470,420)	$11.21
Cancelled	(614,152)	$21.68

Outstanding at September 30, 2007	11,180,588	$22.70

     Following is a further breakdown of the options outstanding as of September 30, 2007:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.03-5.99	1,504,679	5.27	$4.33	987,870	$3.79
$6.00-8.60	1,691,935	6.75	$8.05	814,043	$7.87
$8.70-17.35	1,635,091	7.02	$12.43	789,082	$12.08
$17.73-25.20	1,491,519	8.00	$21.21	622,880	$20.64
$25.43-33.99	1,404,746	9.04	$29.61	256,540	$27.82
$34.07-39.22	1,528,609	9.03	$37.60	202,763	$37.63
$39.42-40.59	1,406,342	9.34	$40.09	167,892	$40.08
$40.63-3,123.55[1]	517,667	9.73	$50.72	3,567	$742.54

$0.03-3,123.55	11,180,588	7.82	$22.70	3,844,637	$14.74

[1]	Adjusted for reverse split of securities underlying options assumed with Solexa acquisition.
     The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2007 was $328.8 million and $145.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $51.88 as of September 28, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $42.2 million for the nine months ended September 30, 2007.
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
     The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the Purchase Plan provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. 133,481 shares were issued under the Purchase Plan during the nine months ended September 30, 2007. As of September 30, 2007, there were 4,035,180 shares available for issuance under the Purchase Plan.
Warrants
     In conjunction with its acquisition of Solexa, Inc. on January 26, 2007, the Company assumed 2,244,843 warrants issued by Solexa prior to the acquisition. During the nine months ended September 30, 2007, there were 359,544 warrants exercised, resulting in cash proceeds to the Company of approximately $5.5 million.
     A summary of the warrants outstanding as of September 30, 2007 is as follows:

Number of Shares	Exercise Price	Expiration Date
31,989	$57.62	9/24/2008
136,423	$14.54	4/25/2010
549,222	$14.54	7/12/2010
404,623	$21.81	11/23/2010
636,960	$21.81	1/19/2011

1,759,217

Treasury Stock
     In conjunction with its issuance of $400 million principal amount of 0.625% Convertible Senior Notes due 2014 on February 16, 2007, the Company repurchased 5.8 million shares of its outstanding common stock for approximately $201.6 million in privately negotiated transactions concurrently with the offering.
     On February 20, 2007, the Company executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of its outstanding common stock over a period of six months. The Company repurchased approximately 1.6 million shares of its common stock under this plan for approximately $50.0 million. As of September 30, 2007, this plan had expired. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
9. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes), which included the exercise of the initial purchasers’ option to purchase up to an additional $50.0 million aggregate principal amount of Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made an interest payment of approximately $1.2 million on August 15, 2007. The Notes mature on February 15, 2014.
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
     In connection with the offering of the notes, the Company entered into convertible note hedge transactions (the hedge) with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase a maximum of 11,451,480 shares of the Company’s common stock at an initial strike price of $43.66 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants to acquire a maximum of 18,322,320 shares of the Company’s common stock (the warrants) at an initial strike price of $62.87 per share, subject to adjustment. The cost of the hedge that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million. The hedge is expected to reduce the potential equity dilution upon conversion of the notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the hedge. The warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price of the warrants.

10. Commitments and Long-Term Debt
Deferred Gain / Building Loan
     In August 2004, the Company completed a sale-leaseback transaction of its land and buildings located in San Diego. The sale of this property resulted in a $3.7 million gain. Effective upon the closing of the sale, the Company leased the property back from the buyer for an initial term of ten years, which was extended in February 2007 to 19 years (see below). In accordance with SFAS No. 13, Accounting for Leases, the Company has deferred the gain and is amortizing it over the 19-year lease term.
Operating Leases
     In August 2004, the Company entered into an initial ten-year lease for its San Diego facility after the land and building were sold (as discussed above). Under the terms of the lease, the Company paid a $1.9 million security deposit and monthly rent was $318,643 for the first year with an annual increase of 3% in each subsequent year through 2014. The current monthly rent under this lease is $348,189. On February 14, 2007, the Company extended this lease. The terms of the new lease provide for monthly rent increases each year to a maximum of $504,710 per month during the last year of the lease, which is now 2023. Under the terms of the new lease, approximately $1.0 million of the original $1.9 million security deposit was refunded to the Company during the nine months ended September 30, 2007. The Company has the option to extend the term of the lease for three additional five-year periods. In accordance with SFAS No. 13, the Company records rent expense on a straight-line basis and the resulting deferred rent is recorded as a liability in the accompanying consolidated balance sheet.
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
     As of September 30, 2007, the Company also leased an office and laboratory facility in Connecticut, additional office, distribution and storage facilities in San Diego, and four foreign facilities located in Japan, Singapore, China and the Netherlands under non-cancelable operating leases that expire at various times through June 2011. These leases contain renewal options ranging from one to five years.
     As part of the acquisition of Solexa on January 26, 2007, the Company assumed a non-cancelable operating lease for facilities in Hayward, California. One of the buildings is utilized for administrative operations, research and development, as well as sequencing services and instrument production. The remaining space is undeveloped and vacant with no current plans to occupy. The Hayward lease runs through December 2008. The Company has an option to extend the lease for an additional five-year period, subject to certain conditions. The Company also leases a facility in Little Chesterford, United Kingdom, which is occupied by Solexa Limited, the Company’s wholly-owned subsidiary, which expires in July 2008.
11. Legal Proceedings
     The Company has incurred substantial costs in defending itself against patent infringement claims, and expects to devote substantial financial and managerial resources to protect its intellectual property and to defend against the claims described below as well as any future claims asserted against it.

Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of the Company’s BeadArray products and services, including the Company’s Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. On February 15, 2006, the Company filed its first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. The scope of the trial was subsequently narrowed to five patents at the request of Affymetrix. In a February 2007 pre-trial order, the court established a multi-phase trial structure. The court explained that it decided to address the Company’s defenses of invalidity and enforceability of the patents-in-suit, as well as the Company’s claims for unfair competition and antitrust violations, in subsequent trials.
     The first phase, which began on March 5, 2007, addressed the issues of infringement and damages. On March 13, 2007, the jury returned a verdict finding infringement of the five patents asserted by Affymetrix. That finding was made without consideration of the validity and enforceability of these five Affymetrix patents. The jury awarded retroactive damages, for sales prior to the end of 2005 of products launched by that time, at a royalty rate of 15% in an amount of approximately $16.7 million. This first-phase verdict remains subject to the Company’s post-trial motions and appeals. A judgment on this verdict has not been entered in the case and the Company does not believe such judgment, along with any final damages award, will be entered until after the subsequent phases of the trial are completed.
     To the extent the Company succeeds in proving some or all of Affymetrix’ patents invalid or unenforceable, the damages amount may be reduced, including to zero, and the court may require a new trial on the damages amount. If the Company is not successful in the subsequent phases, damages may be assessed, in addition to the $16.7 million amount, on post-2005 sales of the Company’s products that were found to infringe the Affymetrix patents. Affymetrix has also asserted that certain of the Company’s products launched post-2005 infringe these patents, but these other products were not at issue in the prior jury trial, and the court has yet to indicate how the issues of infringement and potential damages will be judged for these other products. In addition, Affymetrix is contending that the Company’s infringement was willful, and if a jury finds the Company’s infringement to be willful, the judge will have the discretion to increase any damage award by up to three times. Affymetrix has also contended that it should be awarded its attorney’s fees and pre-judgment interest on any damages award.
     The second phase of the trial, which has been scheduled to begin on February 11, 2008, will only address the issues of the validity of the Affymetrix patents being asserted and will be tried before a different jury. The Company’s defense of inequitable conduct, and its counterclaims for tortious interference and unfair competition by Affymetrix, will be addressed in a third phase of the trial that is expected to be scheduled for late spring 2008. For Affymetrix to prevail in the case and receive a judgment in its favor, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial, and then such findings must be upheld on appeal. The Company believes it has prior art that pre-dates and invalidates the Affymetrix patents. The Company is also claiming that the inventors or their agents engaged in inequitable conduct before the United States Patent and Trademark Office in connection with the prosecution of one or more of the patents in-suit, and it believes that this conduct should render the affected patents unenforceable.
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

     On October 24, 2007, Affymetrix filed complaints in the U.S. District Court for the District of Delaware, in Regional Court in Düsseldorf (Germany), and in the High Court of Justice, Chancery Division – Patents Court in London (United Kingdom) alleging that the use, manufacture and sale of certain of the Company’s BeadArray products and services, including the Company’s Array Matrix and BeadChip products, infringe three U.S. patents and three European patents of Affymetrix. In its U.S. complaint, Affymetrix also alleged that the Company’s sequencing technology, including the Company’s Genome Analyzer, infringes two Affymetrix U.S. patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. The Company believes that it does not infringe any valid claims of the patents asserted by Affymetrix in its recent complaints.
     Although the Company believes that it has strong defenses to Affymetrix’ patent claims, the results of litigation are difficult to predict and no assurance can be given that the Company will succeed in proving the patents were not infringed, or are invalid or unenforceable. Judges overseeing these types of cases have discretion over how and when issues will be tried, and over the granting and scope of any injunction. Any damages award or injunction would be subject to appeal and the Company will carefully consider that option at the appropriate time. In such a case, if the Company chooses to appeal, the Company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal, and such amount may be material.
     The Company has analyzed the potential for a loss from the March 2007 jury verdict of infringement in accordance with SFAS No. 5, Accounting for Contingencies. Due to the Company’s beliefs about its position in that case, and because the Company is unable to reasonably estimate the amount of loss the Company would incur if it does not prevail, the Company has not recorded a reserve for contingent loss. Should the Company ultimately lose either of these lawsuits, such result could have a material adverse effect on its consolidated results of operations for the period in which the loss is recorded.
Former Employee Claim
     On June 15, 2005, a former employee, filed suit against the Company in the U.S. District Court for the District of Delaware seeking an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of the Company’s patents and patent applications by adding the former employee as an inventor, alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor, and seeking a judgment declaring certain of the Company’s patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. In July 2006, the court granted the Company’s motion to dismiss the counts of the complaint dealing with correction of inventorship in pending applications and inequitable conduct, and the Company filed an answer to the two remaining counts of the amended complaint (correction of inventorship in issued patents, and fraud). Trial is expected in 2008. The Company believes it has meritorious defenses against these claims.

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
     Under the agreement, the Company will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, the Company installed instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the Company’s Sentrix HumanHap300 BeadChips and associated reagents. The Company has deferred approximately $2.0 million of revenue for instruments installed during the third quarter of 2006 under guidance provided by SFAS No. 48, Revenue Recognition When Right of Return Exists. This amount is classified as a long-term customer deposit as of September 30, 2007. The Company has also deferred approximately $1.3 million of costs related to product shipments to deCODE, which are classified as a long-term asset as of September 30, 2007.
13. Investment in Genizon BioSciences Inc.
     In January 2006, Genizon BioSciences Inc. (Genizon), a Canadian company focused on gene discovery, purchased from the Company approximately $1.9 million in equipment and committed to purchase an additional $4.3 million in consumables. Genizon is using Illumina’s products to perform whole-genome and targeted association studies involving thousands of members of the Quebec Founder Population. The goal of the studies is to provide understanding of the genetic origins and mechanisms of common diseases which may then lead to possible drug targets.
     In March 2006, the Company entered into a Subscription Agreement for Secured Convertible Debentures with Genizon. Pursuant to the agreement, the Company purchased a secured convertible debenture (the debenture) of Genizon and certain warrants for CDN$3.5 million (approximately U.S. $3.0 million).
     The debenture is convertible, automatically upon the occurrence of a “liquidity event,” as defined in the debenture, into Class H Preferred Shares of Genizon. Upon the occurrence of certain events, Illumina may be entitled to receive additional shares of Genizon’s Class H Preferred Shares. The debenture matures two years from issuance and bears interest, payable semiannually, at a rate of 5% per annum for the first year and 12.5% per annum for the second year. Unless the debenture is converted before maturity, 112.5% of the principal amount of the debenture is due upon maturity. Illumina also received warrants to purchase 226,721 shares of Genizon Class H Preferred Shares at an exercise price of $1.54 per share.
     As of September 30, 2007, the debenture was recorded at face value, which is the fair value, and is classified in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as an available-for-sale security.
     The Company concluded that the purchase of the debenture and the concurrent purchase by Genizon of Illumina’s products are “linked” transactions under guidance contained in EITF No. 00-21. Since the transactions are considered “linked,” the Company deferred approximately $3.0 million of revenue (the face value of the Debentures) in the first quarter of 2006, related to the Genizon product shipments. The deferred revenue is classified as a short-term liability as of September 30, 2007. This amount is expected to remain in deferred revenue until Genizon settles the Debenture in cash or when a liquidity event occurs that generates cash or a security that is readily convertible into cash. The Company has deferred approximately $1.1 million of costs related to product shipments to Genizon, in the first quarter of 2006, which is classified as an other current asset as of September 30, 2007. All Genizon shipments that generate revenue over the face value of the debenture will be evaluated under the Company’s revenue recognition policy, which is outlined in Note 1.

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
Sequencing Technology
     Our DNA sequencing technology, acquired as part of the Solexa, Inc. (Solexa) merger that was completed on January 26, 2007, is based on the use of our proprietary sequencing-by-synthesis (SBS) biochemistry. We believe that our technology, which can potentially generate over a billion bases of DNA sequence from a single experiment with a single sample preparation, will dramatically reduce the cost, and improve the practicality, of human resequencing compared to conventional technologies.
VeraCode Technology
     The VeraCode technology, acquired as part of the acquisition of CyVera Corporation in April 2005, enables cost-effective, high-throughput analysis of DNA, RNA and proteins at mid- to low- multiplex range. Multiplexing refers to the number of individual pieces of information that are simultaneously extracted from one sample. In addition to Life Science research applications, we believe the molecular diagnostics market will require systems that are extremely high throughput and cost effective in this mid- to low-multiplex range. We began shipping the BeadXpress System, which uses the VeraCode technology, for Life Science research applications during the first quarter of 2007, along with several assays for the system.
Product Developments
     During the nine months ended September 30, 2007, we announced the following key new product developments:
•	BeadXpress System. The BeadXpress System is a high-throughput, dual-color laser detection system that enables scanning of a broad range of multiplexed assays developed using the VeraCode digital microbead technology. Shipments of the BeadXpress System began during the first quarter of 2007.

•	Illumina Genome Analyzer. This product can generate more than one billion bases of data in a single run using a massively parallel sequencing approach. The system leverages Solexa sequencing technology and novel reversible terminator chemistry, optimized to achieve unprecedented levels of cost effectiveness and throughput. Shipments of the Illumina Genome Analyzer began during the first quarter of 2007.

•	Human 1M DNA Analysis BeadChip. This product combines an unprecedented level of content for both whole-genome and copy number variation (CNV) analysis, along with additional unique, high-value genomic regions of interest — all on a single microarray chip. Shipments of the Human 1M DNA Analysis BeadChip began during the second quarter of 2007.

•	HumanCNV370-Duo BeadChip. The HumanCNV370-Duo enables researchers to analyze two samples simultaneously and access novel content for detecting disease-relevant CNV regions. Shipments of the HumanCNV370-Duo BeadChip began during the second quarter of 2007.

•	HumanHap550-Duo BeadChip. The HumanHap550-Duo provides the same content as the HumanHap550 BeadChip in a dual-format, resulting in significantly greater throughput and lower costs per sample. The HumanHap550-Duo contains more than 550,000 SNPs, selected based on a novel tag SNP approach. Shipments of the HumanHap550-Duo BeadChip began during the third quarter of 2007.

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
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. As of September 30, 2007, we had $249.2 million of goodwill. This goodwill is reported as a separate line item in the balance sheet. We perform our test of goodwill annually in May. We have determined there has been no impairment of goodwill through September 30, 2007.

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
Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of September 30, 2007, we have maintained a full valuation allowance against our U.S. deferred tax assets and certain foreign deferred tax assets, since we have not met the “more likely than not” threshold required under SFAS No. 109.
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
     Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The adoption of FIN No. 48 did not result in an adjustment to our opening retained earnings since there was no cumulative effect from the change in accounting principle due to our maintaining a full valuation allowance against our U.S. deferred tax assets. At the date of adoption, we reduced our deferred tax assets and related valuation allowance by approximately $5.1 million for uncertain tax positions. As of September 30, 2007, we have reduced our deferred tax assets and related valuation allowance by approximately $8.1 million for uncertain tax positions. Interest and penalties, if any, related to uncertain tax positions will be reflected in income tax expense. Tax years 1998 to 2006 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.
Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Revenue:
Product revenue	92%	88%	89%	86%
Service and other revenue	8	12	11	13
Research revenue	—	—	—	1

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue	35	27	33	27
Cost of service and other revenue	3	3	4	4
Research and development	20	14	21	20
Selling, general and administrative	25	27	28	32
Amortization of acquired intangible assets	1	—	1	—
Acquired in-process research and development	—	—	119	—

Total costs and expenses	84	71	206	83

Income (loss) from operations	16	29	(106)	17
Interest and other income, net	4	3	4	3

Income (loss) before income taxes	20	32	(102)	20
Provision for income taxes	5	2	6	1

Net income (loss)	15%	30%	(108)%	19%

Three and Nine Months Ended September 30, 2007 and October 1, 2006
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and nine months ended September 30, 2007 and October 1, 2006 were both 13 and 39 weeks, respectively.
Revenue

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percentage	September 30,	October 1,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Product revenue	$90,021	$46,918	92%	$225,583	$106,582	112%
Service and other revenue	7,364	6,441	14%	28,211	16,503	71%
Research revenue	125	113	11%	400	1,066	(62)%

Total revenue	$97,510	$53,472	82%	$254,194	$124,151	105%

     Total revenue was $97.5 million and $254.2 million, respectively, for the three and nine months ended September 30, 2007, compared to $53.5 million and $124.2 million, respectively, for the three and nine months ended October 1, 2006. This represents an increase of $44.0 million, or 82%, and $130.0 million, or 105%, respectively, compared to the three and nine months ended October 1, 2006.
     Product revenue increased to $90.0 million and $225.6 million, respectively, for the three and nine months ended September 30, 2007 compared to $46.9 million and $106.6 million, respectively, for the three and nine months ended October 1, 2006. The increase for the three months ended September 30, 2007 was primarily driven by higher instrument sales, mainly associated with sales of the Illumina Genome Analyzer, which was introduced during the first quarter of 2007, as well as higher consumable sales. The increase for the nine months ended September 30, 2007 was primarily driven by increased sales of consumables and, to a lesser extent, higher instrument sales. Growth in consumable revenue was primarily attributable to strong demand for our Infinium products, which we began selling during the second quarter of 2006. In addition, growth in product revenue can be attributed to the growth in our installed base of instruments. We expect to see continued growth in product revenue, which can be mainly attributed to the launch of several new products, sales of existing products and the growth of our installed base of instruments.
     Service and other revenue increased to $7.4 million and $28.2 million, respectively, for the three and nine months ended September 30, 2007, as compared to $6.4 million and $16.5 million, respectively, for the three and nine months ended October 1, 2006. The increase in service and other revenue is primarily due to the completion of several significant Infinium and iSelect custom SNP genotyping service contracts and sequencing services contracts. We expect sales from SNP genotyping and sequencing services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of SNP genotyping and sequencing services contracts are highly dependent on the customers’ schedules for delivering the SNPs and samples to us.
     Government grants and other research funding remained relatively consistent for the three months ended September 30, 2007 as compared to the three months ended October 1, 2006, but decreased to $0.4 million for the nine months ended September 30, 2007 from $1.1 million for the nine months ended October 1, 2006. We do not expect research revenue to be a material component of our total revenue going forward.

Cost of Product and Service and Other Revenue

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percentage	September 30,	October 1,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Cost of product revenue	$34,582	$14,523	138%	$83,436	$34,111	145%
Cost of service and other revenue	2,496	1,833	36%	8,903	5,114	74%

Total cost of product and service and other revenue	$37,078	$16,356	127%	$92,339	$39,225	135%

     Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping services on behalf of our customers. Costs related to research revenue are included in research and development expense. Cost of product revenue increased to $34.6 million and $83.4 million, respectively, for the three and nine months ended September 30, 2007, compared to $14.5 million and $34.1 million, respectively, for the three and nine months ended October 1, 2006, primarily driven by higher consumable and instrument sales. Cost of product revenue for the three and nine months ended September 30, 2007 included non-cash stock-based compensation expense totaling $1.1 million and $2.9 million, respectively, compared to $0.4 million and $0.9 million, respectively, for the three and nine months ended October 1, 2006. Gross margin on product revenue decreased to 62% and 63%, respectively, for the three and nine months ended September 30, 2007 compared to 69% and 68%, respectively, for the three and nine months ended October 1, 2006. The decrease in the gross margin percentage for both periods is primarily due to unfavorable product mix. In addition, the gross margin percentage for both periods was adversely impacted by the increase in non-cash stock-based compensation expense. In the nine months ended September 30, 2007, the amortization of inventory revaluation costs related to our acquisition of Solexa in January 2007 adversely impacted the gross margin by $0.8 million. The impact of non-cash stock-based compensation charges decreased our gross margin by 41 basis points and 48 basis points, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended October 1, 2006. The inventory revaluation costs decreased our gross margin by 34 basis points for the nine months ended September 30, 2007, compared to the nine months ended October 1, 2006.
     Cost of service and other revenue increased to $2.5 million and $8.9 million, respectively, for the three and nine months ended September 30, 2007, compared to $1.8 million and $5.1 million, respectively, for the three and nine months ended October 1, 2006, primarily due to higher service revenue. Gross margin on service and other revenue was 66% and 68%, respectively, for the three and nine months ended September 30, 2007, compared to 72% and 69%, respectively, for the three and nine months ended October 1, 2006. The decrease in the gross margin percentage is primarily driven by unfavorable product mix.
     We expect product mix to continue to affect our future gross margins. We expect price competition to continue in our market, and our margins may fluctuate from year to year and quarter to quarter as a result.
Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percentage	September 30,	October 1,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Research and development	$19,753	$7,744	155%	$53,893	$24,547	120%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
     Research and development expenses increased to $19.8 million and $53.9 million, respectively, for the three and nine months ended September 30, 2007, compared to $7.7 million and $24.5 million, respectively, for the three and nine months ended October 1, 2006. Research and development expenses as a percentage of total revenue were 20% and 21%, respectively, for the three and nine months ended September 30, 2007, compared to 14% and 20%, respectively, for the three and nine months ended October 1, 2006.
     Approximately $7.3 million and $19.4 million, respectively, of the increase for the three and nine months ended September 30, 2007 was due to higher research and development expenses associated with our acquisition of Solexa in January 2007. Costs to support our BeadArray technology research activities increased approximately $3.4 million and $6.6 million, respectively, for the three and nine months ended September 30, 2007, compared to the three and nine months ended October 1, 2006, primarily due to an overall increase in personnel-related expenses and increased lab and material expenses. Several new Infinium chip products, including the Human 1M DNA Analysis BeadChip, HumanCNV370-Duo BeadChip and HumanHap550-Duo BeadChip, have been introduced to the market in 2007. In addition, non-cash stock-based compensation expense increased approximately $1.7 million and $4.2 million, respectively, compared to the three and nine months ended October 1, 2006. These increases were partially offset by decreases of $0.3 million and $0.8 million, respectively, in research and development expenses related to the VeraCode technology, compared to the three and nine months ended October 1, 2006. We began shipping our BeadXpress System, which is based on our VeraCode technology, during the first quarter of 2007. As a result of completing the development of this product, the related research and development expenses have decreased.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base and integrate the operations of Solexa into our business.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percentage	September 30,	October 1,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)		(in thousands)
Selling, general and administrative	$24,307	$14,118	72%	$71,237	$39,143	82%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $24.3 million and $71.2 million, respectively, for the three and nine months ended September 30, 2007, compared to $14.1 million and $39.1 million, respectively, for the three and nine months ended October 1, 2006. Selling, general and administrative expenses as a percentage of total revenue were 25% and 28%, respectively, for the three and nine months ended September 30, 2007, compared to 27% and 32%, respectively, for the three and nine months ended October 1, 2006. Selling, general and administrative expenses for the three and nine months ended September 30, 2007 included stock-based compensation expenses totaling $4.9 million and $14.0 million, respectively, compared to $2.4 million and $6.4 million, respectively, for the three and nine months ended October 1, 2006.
     Sales and marketing expenses increased $5.7 million for the three months ended September 30, 2007, compared to the three months ended October 1, 2006. The increase is primarily due to increases of $4.0 million attributable to personnel-related expenses to support the growth of our business, $1.3 million attributable to other non-personnel-related expenses consisting mainly of sales and marketing activities for our existing and new products, and $0.4 million of non-cash stock-based compensation expense. General and administrative expenses increased $4.5 million during the three months ended September 30, 2007, compared to the three months ended October 1, 2006, due to increases of $2.3 million in personnel-related expenses associated with the growth of our business, $2.1 million of non-cash stock-based compensation expense, and $0.9 million in other outside services, primarily due to increases in consulting fees, partially offset by a $0.8 million decrease in legal fees from reduced activity related to our litigation with Affymetrix during the three months ended September 30, 2007.
     Sales and marketing expenses increased $14.8 million for the nine months ended September 30, 2007, compared to the nine months ended October 1, 2006. The increase is primarily due to increases of $11.4 million attributable to personnel-related expenses to support the growth of our business, $2.1 million attributable to other non-personnel-related expenses consisting mainly of sales and marketing activities for our existing and new products, and $1.3 million of non-cash stock-based compensation expense. General and administrative expense increased $17.3 million during the nine months ended September 30, 2007, compared to the nine months ended October 1, 2006, due to increases of $6.3 million of non-cash stock-based compensation expense, $5.8 million in personnel-related expenses associated with the growth of our business, $2.0 million in outside legal fees primarily related to the Affymetrix litigation and $3.2 million in other outside service expenses, primarily due to increases in consulting fees.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure, incur increased litigation costs and incur additional costs to support the growth in our business.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percentage	September 30,	October 1,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Interest and other income, net	$3,978	$1,996	99%	$9,043	$3,420	164%
     Interest income on our cash and cash equivalents and investments was $4.3 million and $11.6 million, respectively, for the three and nine months ended September 30, 2007, compared to $2.2 million and $3.6 million, respectively, for the three and nine months ended October 1, 2006. The increase in interest income over the prior periods was primarily driven by higher cash balances from the proceeds from our February 2007 convertible debt and May 2006 stock offerings, as well as improved operating cash flow. In addition, we experienced higher effective interest rates on our cash equivalents and short-term investments. These increases in interest income were partially offset by approximately $1.0 million and $2.6 million, respectively, of interest expense for the three and nine months ended September 30, 2007, primarily related to our convertible debt offering in February 2007. In addition, we experienced approximately $0.7 million in net foreign currency transaction gains in the three months ended September 30, 2007. In the nine months ended September 30, 2007, there were immaterial amounts recognized in earnings related to net foreign currency transaction gains and losses.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	Percentage	September 30,	October 1,	Percentage
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Provision for income taxes	$5,185	$1,088	377%	$14,912	$1,830	715%
     The provision for income taxes was approximately $5.2 million and $14.9 million for the three and nine months ended September 30, 2007, respectively, compared to $1.1 million and $1.8 million for the three and nine months ended October 1, 2006, respectively. The provision consists of federal, state, and foreign income tax expenses.
     As of January 1, 2007, we had net operating loss carryforwards for federal and state tax purposes of approximately $76.7 million and $39.7 million, respectively, which begin to expire in 2022 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $6.5 million and $6.4 million, respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized. As result of the Solexa acquisition on January 26, 2007, we obtained additional net operating loss carryforwards for federal and state tax purposes of approximately $24.9 million and $64.3 million, respectively, which begin to expire in 2025 and 2015, respectively, unless previously utilized. To the extent these assets are recognized, the adjustment will be applied first to reduce to zero any goodwill related to the acquisition, and then as a reduction to the income tax provision.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of September 30, 2007.
     Based upon the available evidence as of September 30, 2007, we are not able to conclude it is more likely than not the remaining deferred tax assets in the U.S. or certain foreign jurisdictions will be realized. Therefore, we have recorded a valuation allowance of approximately $93.6 million and $19.8 million against our U.S. deferred tax assets, and certain foreign deferred tax assets, respectively.
Liquidity and Capital Resources
Cashflow (in thousands)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Net cash provided by operating activities	$44,441	$30,219
Net cash used in investing activities	(136,068)	(142,366)
Net cash provided by financing activities	117,848	105,508
Effect of foreign currency translation on cash and cash equivalents	(500)	(17)

Net increase (decrease) in cash and cash equivalents	$25,721	$(6,656)

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the exercise of stock options and participation in our ESPP;

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.
     Our historical cash outflows have primarily been associated with:
•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency; and

•	interest payments on our debt obligations.
     Other factors that impact our cash inflow and outflow include the following:
•	significant increases in our product and services revenue, leading to gross margins greater than 64% in each of the last three fiscal years. As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.
     As of September 30, 2007, we had cash, cash equivalents and short-term investments of $352.9 million, compared to $130.8 million as of December 31, 2006. The primary inflows of cash during the nine months ended September 30, 2007 were approximately $390.3 million from the net proceeds of our convertible debt offering in February 2007, $256.2 million from the sale and maturity of our investments in available-for-sale securities, and $92.6 million generated from the sale of warrants in February 2007. In addition, on January 26, 2007, we completed the merger with Solexa, which resulted in net cash acquired of $72.1 million. The primary cash outflows during the nine months ended September 30, 2007 were attributable to the purchase of available-for-sale securities for approximately $449.1 million, the repurchase of an aggregate of 7.4 million shares of our common stock for approximately $251.6 million, as well as approximately $139.0 million for the purchase of convertible note hedges. These convertible note transactions and our stock repurchase program are discussed in detail below.
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
     On February 20, 2007, we executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of our outstanding common stock over a period of six months. As of September 30, 2007, we had repurchased approximately 1.6 million shares of our common stock under this plan for approximately $50.0 million in cash.

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
     Approximately $15.3 million of our net cash generated from operations for the nine months ended September 30, 2007 was used on capital expenditures, primarily for manufacturing and research and development equipment, furniture, fixtures and computer equipment and we anticipate using a significant portion of our net cash generated from operations on capital expenditures in the fourth quarter of 2007. We expect that our product revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.
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
     Periodically, we hedge significant foreign currency firm sales commitments and accounts receivable with forward contracts. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures and they generally have terms of one year or less. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. As of September 30, 2007, we had no foreign currency forward contracts outstanding. For the nine months ended September 30, 2007 and October 1, 2006, there were no amounts recognized in earnings due to hedge ineffectiveness and we settled foreign exchange contracts of $0 and $0.1 million, respectively.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of September 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the third quarter of 2007 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change. We completed the system upgrade of our new Enterprise Resource Planning system during the third quarter ended September 30, 2007, which included the integration of Solexa, Inc. onto this system. This system upgrade did not result in any change to our internal control over financial reporting. We are currently in the process of assessing and integrating Solexa, Inc.’s internal controls over financial reporting into our financial reporting systems and expect to complete our integration activities by the end of 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We have incurred substantial costs in defending ourselves against patent infringement claims and expect to devote substantial financial and managerial resources to protect our intellectual property and to defend against the claims described below as well as any future claims asserted against us.
Affymetrix Litigation
     On July 26, 2004, Affymetrix, Inc. (Affymetrix) filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe six Affymetrix patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. On February 15, 2006, we filed our first amended answer and counterclaims, adding allegations of inequitable conduct with respect to all six asserted Affymetrix patents, violation of Section 2 of the Sherman Act, and unclean hands. The scope of the trial was subsequently narrowed to five patents at the request of Affymetrix. In a February 2007 pre-trial order, the court established a multi-phase trial structure. The court explained that it decided to address our defenses of invalidity and enforceability of the patents-in-suit, as well as our claims for unfair competition and antitrust violations, in subsequent trials.
     The first phase, which began on March 5, 2007, addressed the issues of infringement and damages. On March 13, 2007, the jury returned a verdict finding infringement of the five patents asserted by Affymetrix. That finding was made without consideration of the validity and enforceability of these five Affymetrix patents. The jury awarded retroactive damages, for sales prior to the end of 2005 of products launched by that time, at a royalty rate of 15% in an amount of approximately $16.7 million. This first-phase verdict remains subject to our post-trial motions and appeals. A judgment on this verdict has not been entered in the case and we do not believe such judgment, along with any final damages award, will be entered until after the subsequent phases of the trial are completed.
     To the extent we succeed in proving some or all of Affymetrix’ patents invalid or unenforceable, the damages amount may be reduced, including to zero, and the court may require a new trial on the damages amount. If we are not successful in the subsequent phases, damages may be assessed, in addition to the $16.7 million amount, on post-2005 sales of our products that were found to infringe the Affymetrix patents. Affymetrix has also asserted that certain of our products launched post-2005 infringe these patents, but these other products were not at issue in the prior jury trial, and the court has yet to indicate how the issues of infringement and potential damages will be judged for these other products. In addition, Affymetrix is contending that our infringement was willful, and if a jury finds our infringement to be willful, the judge will have the discretion to increase any damage award by up to three times. Affymetrix has also contended that it should be awarded its attorney’s fees and pre-judgment interest on any damages award.
     The second phase of the trial, which has been scheduled to begin on February 11, 2008, will only address the issues of the validity of the Affymetrix patents being asserted and will be tried before a different jury. Our defense of inequitable conduct, and our counterclaims for tortious interference and unfair competition by Affymetrix, will be addressed in a third phase of the trial that is expected to be scheduled for late spring 2008. For Affymetrix to prevail in the case and receive a judgment in its favor, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial, and then such findings must be upheld on appeal. We believe we have prior art that pre-dates and invalidates the Affymetrix patents. We are also claiming that the inventors or their agents engaged in inequitable conduct before the United States Patent and Trademark Office in connection with the prosecution of one or more of the patents in-suit, and we believe that this conduct should render the affected patents unenforceable.
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
     On October 24, 2007, Affymetrix filed complaints in the U.S. District Court for the District of Delaware, in Regional Court in Düsseldorf (Germany), and in the High Court of Justice, Chancery Division – Patents Court in London (United Kingdom) alleging that the use, manufacture and sale of certain of the Company’s BeadArray products and services, including our Array Matrix and BeadChip products, infringe three U.S. patents and three European patents of Affymetrix. In its U.S. complaint, Affymetrix also alleged that our sequencing technology, including the Genome Analyzer, infringes two Affymetrix U.S. patents. Affymetrix seeks an injunction against the sale of any products that may ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. We believe we do not infringe any valid claims of the patents asserted by Affymetrix in its recent complaints.
     Although we believe we have strong defenses to Affymetrix’ patent claims, the results of litigation are difficult to predict and no assurance can be given that we will succeed in proving the patents were not infringed, or are invalid or unenforceable. Judges overseeing these types of cases have discretion over how and when issues will be tried, and over the granting and scope of any injunction. Any damages award or injunction would be subject to appeal and we will carefully consider that option at the appropriate time. In such a case, if we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal, and such amount may be material.

     We have analyzed the potential for a loss from the March 2007 jury verdict of infringement in accordance with SFAS No. 5, Accounting for Contingencies. Due to our beliefs about our position in that case, and because we are unable to reasonably estimate the amount of loss we would incur if we do not prevail, we have not recorded a reserve for contingent loss. Should we ultimately lose either of these lawsuits, such result could have a material adverse effect on our consolidated results of operations for the period in which the loss is recorded.
Former Employee Claim
     On June 15, 2005, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding the former employee as an inventor, alleging that we committed inequitable conduct and fraud in not naming him as an inventor, and seeking a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. In July 2006, the court granted our motion to dismiss the counts of the complaint dealing with correction of inventorship in pending applications and inequitable conduct, and we filed an answer to the two remaining counts of the amended complaint. Trial is expected in 2008. We believe we have meritorious defenses against these claims.
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
     Our commercial success depends, in part, on our non-infringement of the patents or proprietary rights of third parties and on our ability to protect our own intellectual property. As we have previously disclosed, in July 2004 Affymetrix, Inc. filed a complaint against us in federal court in Wilmington, Delaware, alleging infringement of six of its patents. In a preliminary proceeding, the scope of the trial was narrowed to five patents at the request of Affymetrix. A March 5, 2007 infringement trial led to a jury finding of infringement of these five patents. That finding was made without consideration of the validity and enforceability of these patents. The jury also ordered us to pay damages based on a royalty of 15% for certain products that we launched and sold before the end of 2005. The total amount of damages awarded by the jury was $16.7 million. Although we believe the subsequent trials will confirm the invalidity and unenforceability positions we have taken with respect to these Affymetrix patents, we cannot assure you that the patents will be found invalid or unenforceable. In addition, patents enjoy a presumption of validity that can be rebutted only by clear and convincing evidence. Any adverse ruling or perception of an adverse ruling throughout these proceedings will likely have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself.
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
     We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and biological function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, nanotechnology, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, prices per data point for genotyping have fallen significantly over the last two years and we anticipate that prices will continue to fall. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we do. Furthermore, life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. For example, Applied Biosystems Group, a business segment of Applera Corporation, recently launched the SOLiD™ System, its next generation sequencing technology. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.
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
     Prior to 2006, we had incurred net losses each year since our inception. As of September 30, 2007, our accumulated deficit was $378.9 million. Our ability to sustain annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. Non-cash stock-based compensation expense and expenses related to our acquisition of Solexa in January 2007 are also likely to adversely affect our future profitability. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Even if we maintain profitability, we may not be able to increase profitability on a quarterly basis.

Changes in our effective income tax rate could impact our profitability.
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. Our effective income tax rate could be adversely affected by various factors including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses including share-based compensation, changes in our future levels of research and development spending, mergers and acquisitions, and the result of examinations by various tax authorities.
If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.
     We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer. The loss of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.
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
     Approximately 33% and 53% of our revenue for the three months ended September 30, 2007 and October 1, 2006, respectively, was derived from shipments to customers outside the United States. Approximately 34% and 48% of our revenue for the nine months ended September 30, 2007 and October 1, 2006, respectively, was derived from shipments to customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table discloses the repurchases of our common stock during the first nine months of 2007:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
		Average	as Part of Publicly	Purchased Under
	Total Number of	Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
January 29, 2007 - February 25, 2007 (1)	5,771,000	$34.93	5,771,000	—
February 26, 2007 - April 1, 2007	1,638,545	$30.54	1,638,545	—

Total	7,409,545		7,409,545	$—

(1)	Reflects approximately $201.6 million of shares repurchased with proceeds from our $400 million Convertible Senior Notes offering on February 16, 2007.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description of Document
10.43(1)	Amended and Restated 2005 stock and Incentive Plan.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the registration’s Current Report on Form 8-K, filed with SEC on July 30, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)
Date: October 31, 2007	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer