Form 10-K
period 2007-12-30
ILLUMINA INC
filed 2008-02-26
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 1, 2008, there were 55,545,039 shares (excluding 7,409,545 shares held in treasury) of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter), based on the closing price for the Common Stock on The NASDAQ Global Select Market on that date, was $2,112,729,064. This amount excludes an aggregate of 1,874,329 shares of Common Stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the Registrant, or that the Registrant is controlled by or under common control with such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders expected to be held on May 16, 2008 are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

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

Illumina®, Array of Arraystm, BeadArraytm, BeadXpresstm, CSPro®, DASL®, GoldenGate®, Infinium®, IntelliHyb®, iSelect®, Making Sense Out of Life®, Oligator®, Sentrix®, Solexa®, and VeraCodetm are our trademarks. This report also contains brand names, trademarks or service marks of companies other than Illumina, and these brand names, trademarks and service marks are the property of their respective holders.

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

Overview

We are a leading developer, manufacturer and marketer of integrated systems for the large scale analysis of genetic variation and biological function. Using our proprietary technologies, we provide a comprehensive line of products and services that currently serve the sequencing, genotyping and gene expression markets. In the future, we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations and biotechnology companies. Our tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information from advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.

In April 2005, we completed the acquisition of CyVera Corporation (Cyvera). The aggregate consideration for the transaction was $17.5 million, consisting of approximately 1.5 million shares of our common stock and payment of approximately $2.3 million of CyVera’s liabilities at the closing.

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

SNP Genotyping

SNP genotyping is the process of determining which base (A, C, G or T) is present at a particular site in the genome within an individual or other organism. The use of SNP genotyping to obtain meaningful statistics on the effect of an individual SNP or a collection of SNPs, and to apply that information to clinical trials and diagnostic testing, requires the analysis of millions of SNP genotypes and the testing of large populations for each disease. For example, a single large clinical trial could involve genotyping 1,000,000 SNPs per patient in 1,000 patients, thus requiring 1 billion assays. Using previously available technologies, this scale of SNP genotyping was both impractical and prohibitively expensive.

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

Sequencing

DNA sequencing is the process of determining the order of bases (A, C, G or T) in a DNA sample, which can be further divided into de novo sequencing, re-sequencing, and tag sequencing. In de novo sequencing, the goal is to determine the sequence of a representative sample from a species never before sequenced. Understanding the similarities and differences in DNA sequence between many species can help to improve our understanding of the function of the structures found in the DNA.

In re-sequencing, the sequence of samples from a given species is determined generally comparing each to a standard or reference sequence. This is an extremely comprehensive form of genotyping, in which every single base is characterized for possible mutations. In tag sequencing, short sequences, each representative of a larger molecule or genomic location, are detected and counted. In these applications, the number of times that each tag is seen provides quantification of an underlying biological process. As an example, in digital gene expression, one tag sequence may exist for each gene, and the number of copies of this tag which are detected in an experiment is a measure of how actively that gene is being expressed in the tissue sample being analyzed.

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

Sequencing Technology

Our DNA sequencing technology, acquired as part of the Solexa merger that was completed on January 26, 2007, is based on the use of our sequencing-by-synthesis (SBS) biochemistry. In SBS, single stranded DNA is extended from a priming site, one base at a time, using reversible terminator nucleotides. These are DNA bases which can be added to a growing second strand, but which initially cannot be further extended. This means that at each cycle of the chemistry, only one base can be added. Each base which is added includes a fluorescent label which is specific to the particular base. Thus following incorporation, the fluorescence can be imaged, its color determined, and the base itself can be inferred. Once this is done, an additional step removes both the fluorescence and the block that had prevented further extension of the second strand. This allows another base to be added, and the cycle can be repeated. We have shown data in which this cycle is repeated up to 50 times, thus determining DNA sequences which are up to 50 bases long. This may well increase in the future as we further develop this technology. The reversible terminator bases which we use are novel synthetic molecules which we manufacture. They are not well incorporated by naturally occurring polymerases, so we have also developed proprietary enzymes for this purpose. Both the nucleotides and enzymes are the subject of significant intellectual property.

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

VeraCode Technology

The BeadArray technology is most effective in applications which require mid- to high levels of multiplexing from low to high levels of throughput. Multiplexing refers to the number of individual pieces of information that are simultaneously extracted from one sample. We believe the molecular diagnostics market will require systems which are extremely high throughput and cost effective in the mid- to low-multiplex range. To address this market, we acquired the VeraCode technology through our acquisition of CyVera Corporation in April 2005. Based on digitally encoded microbeads, VeraCode enables low-cost multiplexing from 1 to 384-plex in a single well. We began shipping the BeadXpress System, which uses the VeraCode technology, during the first quarter of 2007, along with several assays for the system. We believe that this system enables lower multiplex genotyping, gene expression and protein based assays. In the research market, we expect our customers to utilize our BeadArray technology for their higher multiplex projects and then move to our BeadXpress system for their lower multiplex projects utilizing the same assays.

Oligator Technology

Genomic applications require many different short pieces of DNA that can be made synthetically, called oligos. We have developed our proprietary Oligator technology for the parallel synthesis of many different oligos to meet the requirements of large-scale genomics applications. We believe that our Oligator technology is substantially more cost effective and provides significantly higher throughput than available commercial alternatives. Our synthesis machines are computer controlled and utilize many robotic processes to minimize the amount of labor used in the manufacturing process. In 2005, we implemented our fourth-generation Oligator technology, which is capable of manufacturing over 13,000 different oligos per run. This was an improvement over prior generations of technology where we could only manufacture approximately 3,000 oligos per run. This increase in scale was necessary to enable us to support the manufacture of oligos under our collaboration with Invitrogen as well as to support our increased internal need for oligos, a critical component of our BeadArray technology, for product sales and new product development.

Key Advantages of Our Technology

We believe that our technology provides distinct advantages, in a variety of applications, over competing technologies, by creating cost-effective, highly miniaturized arrays with the following characteristics:

High Throughput.  The miniaturization of our BeadArray technology provides very high information content per unit area. To increase sample throughput, we have formatted our array matrix in a pattern arranged to match the wells of standard microtiter plates, allowing throughput levels of up to nearly 150,000 unique assays per microtiter plate, and we use laboratory robotics to speed process time. Similarly, we have patterned our whole-genome expression BeadChips to support up to 48,000 gene expression assays for six samples with each BeadChip, and our whole-genome genotyping BeadChips to support over 1,000,000 genotypes with each BeadChip. Our Infinium and GoldenGate assays are supported by full automation and LIMS to address high throughput laboratories. Our Genome Analyzer can analyze the DNA sequences of tens of millions of clusters at one time.

Cost Effectiveness.  Our array products substantially reduce the cost of our customers’ experiments as a result of our proprietary manufacturing process and our ability to capitalize on cost reductions generated by advances in fiber optics, plasma etching processes, digital imaging and bead chemistry. In addition, our products require smaller reagent volumes than other array technologies, thereby reducing reagent costs for our customers. Our Oligator technology further reduces reagent costs, as well as reducing our cost of coating beads used in our BeadArray and VeraCode technologies. We believe the Genome Analyzer allows DNA sequencing at 1/100th of the cost of conventional capillary instruments.

Flexibility.  We are able to offer flexible solutions to our customers based on our ability to attach different kinds of molecules, including DNA, RNA, proteins and other chemicals, to our beads. In addition, we can have BeadChips manufactured in multiple shapes and sizes with wells organized in various arrangements to optimize them for different markets and market segments. In combination, the use of beads and etched wells provides the flexibility and scalability for our BeadArray technology to be tailored to perform many applications in many different market segments, from drug discovery to diagnostics. Our Oligator technology allows us to manufacture a wide diversity of lengths and quantities of oligos. DNA sequences determined with our Genome Analyzer can be used to identify larger DNA or RNA molecules from which the sequences have been derived, and can also be used for a series of applications based on tag sequencing, including digital gene expression analysis and microRNA discovery and quantification.

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

Our Strategy

Our goal is to make our BeadArray, BeadXpress and Genome Analyzer platforms the industry standard for products and services addressing the genetic analysis markets. We plan to achieve this by:

•	focusing on emerging high-growth markets;

•	seek out new and complimentary technologies;

•	expanding our technologies into multiple product lines, applications and market segments; and

•	strengthening our technological leadership.

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

SNP Genotyping

In 2001, we introduced the first commercial application of our BeadArray technology by launching our SNP genotyping services product line. Since this launch, we have had peak days in which we operated at 185 million genotypes per day. To our knowledge, no other genotyping platform can achieve comparable levels of throughput while delivering such high accuracy and low cost.

We designed our first consumable BeadArray product, the Array Matrix, for SNP genotyping. The Array Matrix uses a universal format that allows it to analyze any set of SNPs. We have also developed reagent kits based on GoldenGate assay protocols and the BeadArray Reader, a laser scanner, which is used to read our array products.

The BeadStation, a flexible and scalable system for performing genotyping, was initially commercialized in late 2003. The system currently includes our BeadArray Reader and genotyping and/or gene expression analysis software. Depending on throughput and automation requirements, our customers can select the system configuration to best meet their needs. For production-scale throughput, multiple BeadStations combined with LIMS, standard operating procedures, and analytical software and fluid handling robotics can be configured to produce millions of genotypes per day. Scientists and researchers can perform genotyping, gene expression, methylation, and copy number variation (CNV) analysis with these products.

In 2006, we introduced several new SNP genotyping products, including the HumanHap family of BeadChips, for genome-wide disease association studies. This family of BeadChips enables researchers to interrogate more than 1,000,000 SNP markers for associated studies. We believe our BeadChips provide the most comprehensive genomic coverage and highest data quality of any whole-genome genotyping product currently available. Through an application called Copy Number Polymorphisms, the HumanHap family of BeadChips also provides high-resolution information on amplifications, deletions and loss of heterozygosity throughout the genome, abnormalities common in cancers and congenital diseases. In addition, we announced additional standard panels in the first quarter of 2006, including mouse linkage and cancer panels.

Also, in 2006, we began shipment of the iSelect Infinium genotyping product line used for focused content applications. With this product, customers can create a custom array of up to 60,000 SNP markers per sample with 12 samples per chip.

During the fourth quarter of 2006, we introduced and began shipping the HumanHap300-Duo and the HumanHap300-Duo+ Genotyping BeadChips, as well as the RatRef-12 Expression BeadChip. The HumanHap300-Duo allows researchers to analyze two samples simultaneously, with over 634,000 total tag SNPs on a single BeadChip. The HumanHap300-Duo+ allows for the addition of 60,000 custom SNP loci to the base product, enabling researchers to enrich that product with SNPs of interest in any genomic region. The RatRef-12 Expression BeadChip enables analysis of 12 samples in parallel on a single BeadChip. Content for this BeadChip is derived from the NCBI RefSeq database (Release 16), with over 22,000 rat transcripts represented. By allowing for multiple samples on the same BeadChip, we believe we have minimized chip to chip variability and enhanced data quality.

In 2007, we announced the following key new product developments associated with SNP Genotyping:

•	Human 1M DNA Analysis BeadChip. This product combines an unprecedented level of content for both whole-genome and CNV analysis, along with additional unique, high-value genomic regions of interest — all on a single microarray chip. Shipments of the Human 1M DNA Analysis BeadChip began during the second quarter of 2007.

•	HumanCNV370-Duo BeadChip. The HumanCNV370-Duo enables researchers to analyze two samples simultaneously and access novel content for detecting disease-relevant CNV regions. Shipments of the HumanCNV370-Duo BeadChip began during the second quarter of 2007.

•	HumanHap550-Duo BeadChip. The HumanHap550-Duo provides the same content as our HumanHap550 BeadChip in a dual-format, resulting in significantly greater throughput and lower costs per sample. The HumanHap550-Duo contains more than 550,000 SNPs, selected based on a novel tag SNP approach. Shipments of the HumanHap550-Duo BeadChip began during the third quarter of 2007.

During 2008, we introduced two new products for DNA analysis: the Infinium High-Density (HD) Human1M-Duo (two samples per chip) and the Human610-Quad (four samples per chip), featuring up to 2.3 million SNPs per BeadChip. The new Infinium HD product line doubles sample throughput and reduces DNA input requirements by as much as 70 percent. The Infinium HD products also offer, what we believe is, enhanced signal discrimination and a new SNP calling algorithm. First customer shipments of the Human610-Quad and Human1M-Duo BeadChips are expected in the first and second quarter of 2008, respectively.

Gene Expression Profiling

With the addition of application specific accessory kits, our production-scale BeadStations are capable of performing a growing number of applications, including gene expression profiling.

In 2003, we introduced our focused set gene expression products on both the Array Matrix and BeadChip platforms. Our system includes a BeadArray Reader for imaging Array Matrices and BeadChips, a hybridization chamber and software for data extraction.

In 2005, we began shipment of the Human-6 and HumanRef-8 Expression BeadChip products. Both products allow large-scale expression profiling of multiple samples on a single chip and are imaged using our BeadArray Reader. The Human-6 BeadChip is designed to analyze six discrete whole-human-genome samples on one chip, interrogating in each sample approximately 48,000 transcripts from the estimated 30,000 genes in the human genome. The HumanRef-8 BeadChip product analyzes eight samples in parallel against 24,000 transcripts from the roughly 22,000 genes represented in the consensus RefSeq database, a well-characterized whole-genome subset used broadly in genetic analysis. We believe these gene expression BeadChips have dramatically reduced the cost of whole-genome expression analysis, allowing researchers to expand the scale and reproducibility of large-scale biological experimentation.

In 2006, we began shipment of the RatRef-12, which analyzes twelve samples in parallel against 22,226 transcripts from the roughly 21,910 genes represented in the RefSeq database, release 16.

In 2007, we launched the next versions of the Human and Mouse arrays, taking advantage of the updated content of the RefSeq and the UniGene databases could provide. We also expanded our product breadth and released our first microRNA arrays for both human and mouse. To keep up with the ever changing needs of the market, we have invested in the future with new, innovative technologies, acquired from the Solexa acquisition, to provide our customers with what we believe is the broadest portfolio of gene expression technologies available. We believe Digital Gene Expression (DGE) is a revolutionary approach to expression analysis. Driven by sequencing technology, DGE generates genome-wide expression profiles through sequencing, not hybridization. We believe this unique method provides 100 times the amount of data of other methods. It can provide more than one billion bases of data in a single run, at 1% of the cost of traditional Sanger sequencing. Using DGE, researchers can:

•	quickly discover novel RNAs in any species;

•	accurately quantify low-abundance RNA;

•	confidently analyze small and non-coding RNA, as well as transcriptomes; and

•	independently validate microarray data.

Instrumentation

The BeadArray Reader, an instrument we developed, is a key component of our BeadStation. This scanning equipment uses a laser to read the results of experiments that are captured on our arrays and was designed to be used in all areas of genetic analysis that use our Array Matrices and BeadChips. In the second quarter of 2006, we began shipment of the AutoLoader, which automates BeadChip loading and scanning and increases lab throughput. The Autoloader is designed to support up to two BeadArray Readers simultaneously for unattended operation.

During the first quarter of 2007, we began shipment of the Genome Analyzer. This product can generate more than one billion bases of data in a single run using a massively parallel sequencing approach. The system leverages Solexa sequencing-by-synthesis technology and novel reversible terminator chemistry, optimized to achieve what we believe are unprecedented levels of cost effectiveness and throughput.

Also, during the first quarter of 2007, we began shipment of the BeadXpress System. This system is a high-throughput, dual-color laser detection system developed using the VeraCode digital microbead technology. It enables scanning of a broad range of multiplexed assays and can take researchers from biomarker validation and focused studies to the development of molecular diagnostics.

High-Throughput Oligo Synthesis

We have put in place a state-of-the-art oligo manufacturing facility. This facility serves both the commercial needs under our collaboration with Invitrogen and our internal needs. In addition to their use to coat beads, these oligos are components of the reagent kits for our BeadArray products and are used for assay development. We manufacture oligos in a wide range of lengths and in several scales, with the ability to add many types of modifications. We offer a range of quality control options and have implemented a laboratory information management system (referred to as LIMS) to control much of the manufacturing process. In 2005, we stopped selling oligos directly into the market and began shipping oligos under our collaboration with Invitrogen.

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

Under the agreement, we are responsible for the manufacturing, marketing and selling of the diagnostic products. The companies share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, we installed instrumentation at deCODE that enables deCODE to perform whole genome association studies on up to 100,000 samples using our HumanHap300 BeadChips and associated reagents.

Intellectual Property

We have an extensive patent portfolio, including, as of February 1, 2008, ownership of, or exclusive licenses to, 119 issued U.S. patents and 153 pending U.S. patent applications, including five allowed applications that have not yet issued as patents, some of which derive from a common parent application. This portfolio includes patents acquired as part of our acquisition of Solexa on January 26, 2007. Our issued patents, which are directed at various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments and chemical detection technologies, expire between 2010 and 2025. We are seeking to extend the patents directed at the full range of our technologies. We have received or filed counterparts for many of these patents and applications in one or more foreign countries.

We also rely upon trade secrets, know-how, copyright and trademark protection, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our trade secrets, to enforce our patents, copyrights and trademarks, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products.

We are party to various exclusive and non-exclusive license agreements and other arrangements with third parties, which grant us rights to use key aspects of our array and sequencing technologies, assay methods, chemical detection methods, reagent kits and scanning equipment. We have exclusive licenses from Tufts University to patents that are directed at our use of BeadArray technology. These patents were filed by Dr. David Walt, a member of our board of directors, the Chairman of our Scientific Advisory Board and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2020. We also have additional nonexclusive licenses from various third parties for other components of our products. In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation and require that we pay customary royalties while the agreement is in effect.

Research and Development

We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our BeadArray, Oligator, VeraCode and sequencing technologies and to support commercialization of the products and services derived from these technologies. As of December 30, 2007, we had a total of 277 employees engaged in research and development activities.

Our research and development expenses for 2007, 2006, and 2005 (inclusive of charges relating to stock-based compensation of $10.0 million, $3.9 million, and $0.1 million, respectively) were $73.9 million, $33.4 million, and $27.8 million, respectively. Compared to 2007, we expect research and development expense to increase during 2008 as we continue to expand our research and product development efforts.

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

We market and distribute our products directly to customers in North America, major European markets, Japan Singapore, and China. In each of these areas, we have dedicated sales, service and application support personnel responsible for expanding and managing their respective customer bases. In smaller markets in the Pacific Rim countries and Europe, we sell our products and provide services to customers through distributors that specialize in life science products. We expect to significantly increase our sales and distribution resources during 2008 and beyond as we launch a number of new products and expand the number of customers that can use our products.

Manufacturing

We manufacture our array and sequencing platforms, reagent kits, scanning equipment and oligos. Our manufacturing capacity for BeadChips has increased 50% over the level as of January 1, 2007, despite the substantial increase in complexity associated with manufacturing these products. We intend to continue to increase capacity both domestically and internationally as needed to manufacture our products in sufficient quantity to meet our business plan for 2008. We expect to continue expanding our manufacturing capacity in Singapore. We have signed a lease agreement and plan to commence manufacturing operations in the latter half of 2008. We are focused on continuing to enhance the quality and manufacturing yield of our Array Matrices and BeadChips and are exploring ways to continue increasing the level of automation in the manufacturing process. In addition, we have implemented information management systems for many of our manufacturing and services operations to manage all aspects of material and sample use. We adhere to access and safety standards required by federal, state and local health ordinances, such as standards for the use, handling and disposal of hazardous substances.

Competition

Although we expect that our products and services will provide significant advantages over products and services currently available from other sources, we expect to encounter intense competition from other companies that offer products and services for the SNP genotyping, gene expression and sequencing markets. These include companies such as Affymetrix, Agilent, Applera Corporation, Applied Biosystems, Beckman Coulter, Complete Genomics, Fluidigm, GE Corp., Luminex, Pacific Biosciences, Perlegen Sciences, Roche Diagnostics, Sequenom and Third Wave Technologies. Some of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we need to address and in some cases a larger installed base of systems. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over the competing products. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies. Although we believe that our technology and products will offer advantages that will enable us to compete effectively with these companies, we cannot assure you that we will be successful.

Segment and Geographic Information

We operate in one business segment for the development, manufacture and commercialization of tools for genetic analysis. Our operations are treated as one segment as we only report operating results on an aggregate basis to our chief operating decision maker, our Chief Executive Officer.

During 2007, $159.1 million, or 43%, of our total revenue came from shipments to customers outside the United States, compared to $81.5 million, or 44%, and $28.0 million, or 38%, in 2006 and 2005, respectively. Sales to territories outside of the United States are generally denominated in U.S. dollars. We expect that sales to international customers will continue to be an important and growing source of revenue. We have sales support resources in Western Europe and direct sales offices in Japan, Singapore and China. In addition, we have distributor relationships in various countries in the Pacific Rim region and Europe. See Note 13 of Notes to Consolidated Financial Statements for further information concerning our foreign and domestic operations.

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

During 2007, we entered into a lease agreement with BioMed Realty Trust, Inc. to expand into a new office building in San Diego, California. This new building will be LEED certified.

Employees

As of December 30, 2007, we had a total of 1,041 employees, 195 of whom hold Ph.D. degrees. Ninety-seven of our employees with Ph.D. degrees are engaged in full-time research and development activities. None of our employees are represented by a labor union. We consider our employee relations to be positive.

Executive Officers

Our executive officers as of February 1, 2008, are as follows:

Name	Age	Position

Jay T. Flatley	55	President, Chief Executive Officer and Director
Christian O. Henry	39	Senior Vice President, Chief Financial Officer, Acting General Manager of Sequencing
Christian G. Cabou	59	Senior Vice President, General Counsel and Secretary
Tristan B. Orpin	41	Senior Vice President, Commercial Operations
John R. Stuelpnagel, DVM	50	Co-Founder, Senior Vice President and General Manager, Microarrays, Chief Operating Officer and Director

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

Christian Henry is Senior Vice President, Chief Financial Officer and Acting General Manager of Sequencing of Illumina. Mr. Henry joined Illumina in June 2005 and is responsible for worldwide financial operations, controllership functions, facilities management and oversight of Illumina’s DNA Sequencing business. Mr. Henry served previously as the Chief Financial Officer for Tickets.com, a publicly traded, online ticket provider that was recently acquired by Major League Baseball Advanced Media, LP. Prior to that, Mr. Henry was Vice President, Finance and Corporate Controller of Affymetrix, Inc., a publicly traded life sciences company, where he oversaw accounting, planning, SEC and management reporting, and treasury and risk management. He previously held a similar position at Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.). Mr. Henry received a bachelor of administration degree in biochemistry and cell biology from the University of California, San Diego, and a master of business administration degree from the University of California, Irvine. He is a certified public accountant.

Christian Cabou is Senior Vice President, General Counsel and Secretary of Illumina. Mr. Cabou joined Illumina in May 2006 and has worldwide responsibility for all legal and intellectual property matters. Mr. Cabou is also Illumina’s Code of Ethics Compliance Officer. Before joining Illumina, Mr. Cabou spent five years as General Counsel for GE Global Research and, before that, was Senior Counsel of Global Intellectual Property for GE Medical Systems. Prior to his position at GE, Mr. Cabou spent seven years with the law firm Foley & Lardner where he was a partner. He had twenty years of experience in engineering design and management prior to his career in law and intellectual property.

Mr. Cabou received a J.D. from Northwestern University’s School of Law (Chicago, IL.) in addition to a master of engineering management degree from Northwestern University. Mr. Cabou was awarded a MSEE (equivalent) degree from the Conservatoire National des Arts et Métiers (Paris, France) and a bachelor of science (equivalent) degree from the Lycée Technique d’Etat (Armentières, France).

Tristan Orpin is Senior Vice President, Commercial Operations of Illumina. He joined Illumina in December of 2002 in the role of Vice President of Worldwide Sales, and in January of 2007 was promoted to the position of Senior Vice President of Commercial Operations. Before joining Illumina, Mr. Orpin was Director of Sales and Marketing for Sequenom from September 1999 to August 2001. Later Mr. Orpin was elected Vice President of Sales and Marketing and held this position from August 2001 to November 2002. Prior to 2001, Mr. Orpin served in several senior sales and marketing positions at Bio-Rad Laboratories. Mr. Orpin received a bachelor of science in genetics and biochemistry with first class honors from the University of Melbourne (Melbourne, Australia).

John Stuelpnagel, D.V.M., one of Illumina’s co-founders, will serve as General Manager of Microarrays and Chief Operating Officer until April 1, 2008. Subsequent to that date, Dr. Stuelpnagel will have a continuing role with Illumina working on key projects as an Illumina Fellow. Additionally, as of April 1, 2008, he will step down from Illumina’s Board of Directors. He has served as the Company’s Chief Operating Officer since January 2005 and a Director since April 1998. From April 1998 to October 1999, he served as acting President and Chief Executive Officer and from April 1998 to April 2000 as acting Chief Financial Officer. Between October 1999 and January 2005, Dr. Stuelpnagel was Vice President of Business Development and later as Senior Vice President of Operations. While founding Illumina, Dr. Stuelpnagel was an associate with CW Group, a venture capital firm. Dr. Stuelpnagel received both a bachelor of science degree in biochemistry and a doctorate degree in veterinary medicine from the University of California (Davis, CA), and went on to receive a master of business administration degree from the University of California, Los Angeles.

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

We compete with life sciences companies that design, manufacture and market instruments for analysis of genetic variation and biological function and other applications using technologies such as two-dimensional electrophoresis, capillary electrophoresis, mass spectrometry, flow cytometry, microfluidics, nanotechnology, next-generation DNA sequencing and mechanically deposited, inkjet and photolithographic arrays. We anticipate that we will face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies. The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. For example, prices per data point for genotyping have fallen significantly over the last two years and we anticipate that prices will continue to fall. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base and more experience in research and development than we do. Furthermore, life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could develop competing products. For example, during the third quarter of fiscal 2007, Applied Biosystems Group, a business segment of Applera Corporation, launched the SOLIDtm System, its next generation sequencing technology. If we are unable to develop enhancements to our technology and rapidly deploy new product offerings, our business, financial condition and results of operations will suffer.

Our manufacturing capacity may limit our ability to sell our products.

We continue to ramp up our capacity to meet the anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our business plan in 2008 and 2009, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

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

We currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and Hayward, California and Little Chesterford, United Kingdom. We are in the process of expanding our manufacturing operations into Singapore, a country in which we have no past manufacturing experience. These areas are subject to natural disasters such as earthquakes or floods. If a natural disaster were to significantly damage one of our facilities or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services.

Also, many of our manufacturing processes are automated and are controlled by our custom-designed Laboratory Information Management System (LIMS). Additionally, as part of the decoding step in our array manufacturing process, we record several images of each array to identify what bead is in each location on the array and to validate each bead in the array. This requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it may adversely impact our ability to manufacture our products on a timely basis and would prevent us from achieving our expected shipments in any given period.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of U.S. dollar-based short maturity mutual funds, commercial paper, corporate bonds, treasury notes, auction rate securities and municipal bonds. As of December 30, 2007, our short-term investments included $14.7 million of high-grade (AAA rated) auction rate securities issued primarily by municipalities and universities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. In February 2008, we were informed that there was insufficient demand at auction for four of our high-grade auction rate securities, representing approximately $10.7 million. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would adjust the carrying value of the investment through an impairment charge.

We may encounter difficulties in integrating acquisitions that could adversely affect our business, specifically the effective launch and customer acceptance of new technology platforms.

We acquired Solexa in January 2007 and CyVera in April 2005 and we may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business. An acquisition may further strain our existing financial and managerial resources, and divert management’s attention away from our other business concerns.

In connection with these acquisitions, we assumed certain liabilities and hired certain employees, which is expected to continue to result in an increase in our research and development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results. To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which could result in dilution to our stockholders. Additionally, an acquisition may have a substantial negative impact on near-term expected financial results.

The success of the Solexa acquisition depends, in part, on our ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Solexa’s businesses with our businesses. Our success in realizing these benefits and the timing of this realization depends upon the continued successful integration of the operations of Solexa. The integration of two independent companies is a complex, costly and time-consuming process. In addition, Solexa continues to operate at separate sites. Geographic integration in whole or in part could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

The combined company may fail to realize the anticipated benefits of the acquisition as a result of our failure to achieve anticipated revenue growth following the acquisition.

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

Our commercial success depends, in part, on our non-infringement of the patents or proprietary rights of third parties and on our ability to protect our own intellectual property. Third parties have asserted or may assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.

We have a significant amount of indebtedness. We may not be able to make payments on our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our operation and profitability.

In February 2007, we issued $400 million of 0.625% Convertible Senior Notes due February 2014. The notes bear interest semi-annually, mature on February 15, 2014 and obligate us to repurchase the notes at the option of the holders if a “designated event” (as defined in the indenture for the notes), such as certain merger transactions involving us, occurs. In addition, upon conversion of the notes, we must pay in cash the principal portion of the notes being converted. Our ability to make payments on the notes will depend on our future operating performance and our ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. We may need to use our cash to pay principal and interest on our debt, which will reduce the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service the notes and fund our operating requirements will depend on our continued ability to commercialize new products and expand our manufacturing capabilities. Our debt service obligations increase our vulnerabilities to competitive pressures, because our competitors may be less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs or seek additional debt or equity financing, which may not be available to us on satisfactory terms, or at all, or may dilute the interests of our existing stockholders. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.

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

Prior to 2006, we had incurred net losses each year since our inception, and in 2007 we reported a net loss of $278.4 million, reflecting significant charges associated with our acquisition of Solexa in January 2007 and the settlement of our litigation with Affymetrix. As of December 30, 2007, our accumulated deficit was $383.0 million. Our ability to regain and sustain annual profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. Non-cash stock-based compensation expense and expenses related to our acquisition of Solexa are also likely to continue to adversely affect our future profitability. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Even if we regain profitability, we may not be able to increase profitability on a quarterly basis.

A significant portion of our sales are to international customers.

Approximately 43%, 44% and 38% of our revenue for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, was derived from shipments to customers outside the United States. We intend to continue to expand our international presence and export sales to international customers and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:

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

The accounting method for our convertible debt securities may be subject to change.

A convertible debt security providing for share and/or cash settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, including our outstanding convertible debt securities, is currently classified in its entirety as debt under U.S. generally accepted accounting principles. No portion of the carrying value of such a security related to the conversion option indexed to the issuer’s stock is classified as equity. In addition, interest expense is recognized at the stated coupon rate. The coupon rate of interest for convertible debt securities, including our convertible debt securities, is typically lower than an issuer would be required to pay for nonconvertible debt with otherwise similar terms.

The EITF recently considered whether the accounting for cash settled convertible debt securities, which are convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion should be changed, but was unable to reach a consensus and discontinued deliberations on this issue. Subsequently, in July 2007, the Financial Accounting Standards Board (FASB) voted unanimously to reconsider the current accounting for cash settled convertible debt securities, which includes our convertible debt securities. In August 2007, the FASB exposed for public comment a proposed FASB Staff Position (FSP) that would change the method of accounting for such securities and would require the proposed method to be retrospectively applied. The FASB began its redeliberations of the guidance in that proposed FSP in January 2008. The FSP, if issued as proposed, would likely become effective for companies like us in the first quarter of 2009. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and, accordingly, the initial carrying values of these debt securities would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. Therefore, if the proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. As the final guidance has not been issued, we cannot predict its ultimate outcome.

We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities, some of which could have an adverse impact on our past or future reported financial results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities we lease as of December 30, 2007, the location and size of each such facility and their designated use. During 2007, we expanded our facilities and leased additional space to accommodate growth in our business. We anticipate continuing to expand our facilities over the next several years as we continue to expand our worldwide commercial operations and our manufacturing capabilities.

	Approximate		Lease
Location	Square Feet	Operation	Expiration

San Diego, CA	116,000 sq. ft.	R&D, Manufacturing, Administrative	2023
	17,300 sq. ft.	Administrative	2008
	9,200 sq. ft.	Administrative	2008
	9,000 sq. ft.	Storage and Distribution	2011
Hayward, CA	148,000 sq. ft.	R&D, Manufacturing, Administrative	2008
Wallingford, CT	14,500 sq. ft.	R&D	2008
Little Chesterford, United Kingdom	23,000 sq. ft.	R&D, Manufacturing, Administrative	2011
	5,500 sq. ft.	Administrative	2009
Netherlands	6,800 sq. ft.	Administrative and Distribution	2011
Tokyo, Japan	3,300 sq. ft.	Administrative	2009
Singapore	3,200 sq. ft.	Administrative	2009

Additionally, on February 14, 2007, we entered into a lease agreement with BioMed Realty Trust, Inc. (BioMed) to expand into a new office building BioMed intends to build in San Diego, California. The new building will be used for research and development, manufacturing and administrative purposes. The lease covers approximately 84,000 square feet, which is to be occupied in three phases, the first of which is expected to be occupied by October 1, 2008. The lease expires 15 years from the date the first phase is occupied, subject to our right to extend the term for up to three additional five-year periods.

On October 3, 2007, we entered into a lease agreement with The Irvine Company, LLC (Irvine) to expand our manufacturing operations into an additional San Diego facility. The lease commences on March 1, 2008 and covers approximately 51,900 square feet. The lease expires in March 2015, subject to our right to extend the term for an additional five-year period.

On October 24, 2007, we also leased a manufacturing facility in Singapore that covers approximately 32,800 square feet. The lease commences on March 15, 2008 and is for a term of five years with the option to renew for an additional five-year period.

In February 2008, we agreed to lease an additional facility in Little Chesterford, United Kingdom that is in the process of being constructed for research and development, manufacturing and administrative purposes. This facility covers approximately 41,500 square feet. We expect to occupy this new building by the end of 2009.

Item 3.	Legal Proceedings.

In the recent past, we incurred substantial costs in defending ourselves against patent infringement claims and expect, going forward, to devote substantial financial and managerial resources to protect our intellectual property and to defend against any future claims asserted against us.

Affymetrix Litigation

On January 9, 2008, we resolved all our outstanding litigations with Affymetrix, Inc. (Affymetrix) by entering into a settlement agreement in which we agreed, without admitting liability, to make a one-time payment to Affymetrix of $90.0 million. In return, Affymetrix agreed to dismiss with prejudice all lawsuits it had brought against us, and we agreed to dismiss with prejudice our counterclaims in the relevant lawsuits. In exchange for the payment, Affymetrix agreed not to sue us or our affiliates or customers for making, using or selling any of our current products, evolutions of those products or services related to those products. In addition, Affymetrix agreed that, for four years, it will not sue us for making, using or selling our products or services that are based on future technology developments. The covenant not to sue covers all fields other than photolithography, the process by which Affymetrix manufactures its arrays and a field in which we do not operate.

The January 2008 settlement resolved complaints Affymetrix had previously filed in the U.S. and abroad. Specifically, on July 26, 2004, Affymetrix had filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe six Affymetrix patents. At that time Affymetrix was also seeking an injunction against the sale of any products that would ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. Subsequently, on October 24, 2007, Affymetrix had filed complaints in the U.S. District Court for the District of Delaware, in Regional Court in Düsseldorf (Germany), and in the High Court of Justice, Chancery Division — Patents Court in London (United Kingdom) alleging that the use, manufacture and sale of certain of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe three U.S. patents and three European patents of Affymetrix. In its U.S. complaint filed in 2007, Affymetrix had also alleged that our sequencing technology, including the Genome Analyzer, infringes two Affymetrix U.S. patents. Affymetrix also sought an injunction against the sale of any products that would ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees.

Former Employee Claim

On June 15, 2005, a former employee, filed suit against us in the U.S. District Court for the District of Delaware seeking an order requiring us and the U.S. Patent and Trademark Office to correct the inventorship of certain of our patents and patent applications by adding the former employee as an inventor, alleging that we committed inequitable conduct and fraud in not naming him as an inventor, and seeking a judgment declaring certain of our patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On January 30, 2008, this dispute was resolved to the mutual satisfaction of the parties by entering into a release and settlement agreement pursuant to which all claims pending in that litigation were dismissed with prejudice.

Applied Biosystems Litigation

On December 26, 2006, the Applied Biosystems Group of Applera Corporation (Applied Biosystems) filed suit in California Superior Court, Santa Clara County against Solexa (which we acquired on January 26, 2007). This State Court action is about the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz) who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied Biosystems filed a second suit, this time against us, in the U.S. District Court for the Northern District of California. This second suit seeks a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division.

The Macevicz patents relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (Sequencing-by-Ligation). Our Genome Analyzer system uses a different technology called DNA Sequencing-by-Synthesis (SBS), which is not covered by any of these patents. In addition, the sequencing technology originally used by Lynx Therapeutics (called “MPSStm”) is not based on the methods covered by the Macevicz patents. In any event, we have never used MPSStm in our sequencing platform. Furthermore, we have no plans to use any of the Sequencing-by-Ligation technologies covered by these patents. By these consolidated actions Applied Biosytems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement of these patents. Applied Biosystems is not asserting any claim for patent infringement against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. In addition, the indenture for our convertible senior notes due 2014, which are convertible into cash and, in certain circumstances, shares of our common stock, requires us to increase the conversion rate applicable to the notes if we pay any cash dividends.

	2007
	High	Low

First Quarter	$42.19	$28.11
Second Quarter	42.08	28.94
Third Quarter	53.88	40.04
Fourth Quarter	63.38	50.34

	2006
	High	Low

First Quarter	$27.98	$13.75
Second Quarter	32.00	21.60
Third Quarter	40.00	27.02
Fourth Quarter	45.87	32.20

At February 1, 2008, there were approximately 604 stockholders of record, and the closing price per share of our common stock, as reported on The NASDAQ Global Select Market on such date, was $67.59.

Sales of Unregistered Securities and Issuer Purchases of Equity Securities

None during the fourth quarter of fiscal 2007.

Item 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended December 30, 2007.

Statement of Operations Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 30,	December 31	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
		(In thousands, except per share data)

Revenue:
Product revenue	$326,699	$155,811	$57,752	$40,497	$18,378
Service and other revenue	40,100	28,775	15,749	10,086	9,657

Total revenue	366,799	184,586	73,501	50,583	28,035

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $4,045, $1,289, $0, $0 and $0, respectively)	119,991	51,271	19,920	11,572	7,437
Cost of service and other revenue (including non-cash stock compensation expense of $279, $235, $0, $0 and $0, respectively)	12,445	8,073	3,261	1,687	2,600
Research and development (including non-cash stock compensation expense of $10,016, $3,891, $84, $348 and $1,289, respectively)	73,943	33,373	27,809	21,462	23,800
Selling, general and administrative (including non-cash stock compensation expense of $19,406, $8,889, $186, $496 and $1,165, respectively)	101,256	54,057	28,158	25,576	20,064
Amortization of acquired intangible assets	2,429	—	—	—	—
Acquired in-process research and development(1)	303,400	—	15,800	—	—
Litigation settlements (judgment), net(2)	54,536	—	—	(4,201)	756

Total costs and expenses	668,000	146,774	94,948	56,096	54,657

Income (loss) from operations(1),(2)	(301,201)	37,812	(21,447)	(5,513)	(26,622)
Interest income	16,026	5,368	1,404	941	1,821
Interest and other expense, net	(3,610)	(560)	(668)	(1,518)	(2,262)

Income (loss) before income taxes	(288,785)	42,620	(20,711)	(6,090)	(27,063)
Provision (benefit) for income taxes(5)	(10,426)	2,652	163	135	—

Net income (loss)	$(278,359)	$39,968	$(20,874)	$(6,225)	$(27,063)

Net income (loss) per basic share	$(5.14)	$0.90	$(0.52)	$(0.17)	$(0.85)

Net income (loss) per diluted share	$(5.14)	$0.82	$(0.52)	$(0.17)	$(0.85)

Shares used in calculating basic net income (loss) per share(3)	54,154	44,501	40,147	35,845	31,925

Shares used in calculating diluted net income (loss) per share(3)	54,154	48,754	40,147	35,845	31,925

Balance Sheet Data

	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
			(In thousands)

Cash, cash equivalents and short-term investments(2)	$386,082	$130,804	$50,822	$66,994	$33,882
Working capital	397,040	159,950	57,992	64,643	32,229
Total assets	987,732	300,584	100,610	94,907	99,234
Long-term debt, less current portion(4)	400,000	—	54	—	24,999
Accumulated deficit	(382,977)	(104,618)	(144,586)	(123,712)	(117,487)
Total stockholders’ equity(1),(2),(4)	411,678	247,342	72,497	72,262	47,388

In addition to the following notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.

(1)	The consolidated financial statements include results of operations of acquired companies commencing on their respective acquisition dates. In January 2007, we completed our acquisition of Solexa in a stock for stock merger transaction for a total purchase price of $618.7 million. In April 2005, we completed our acquisition of Cyvera Corporation for a total purchase price of $17.8 million. As part of the accounting for the acquisitions of Solexa in 2007 and Cyvera in 2005, we recorded charges to write-off acquired in-process research and development, or IPR&D of $303.4 million and $15.8 million, respectively. The IPR&D charge represents an estimate of the fair value of the in-process research and development for projects and technologies that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. See Note 2 of Notes to Consolidated Financial Statements for further information regarding our Solexa acquisition.

(2)	The litigation settlements of $54.5 million for the year ended December 30, 2007 are associated with two settlement agreements entered in January 2008. $54.0 million relates to the settlement with Affymetrix. In January 2008, we paid Affymetrix $90.0 million related to the Affymetrix settlement. See Note 8 of Notes to Consolidated Financial Statements for further information regarding these settlements. The $4.2 million judgment, representing a gain recorded for the reversal of a prior accrual, and the $0.8 million settlement for the years ended January 2, 2005 and December 28, 2003, respectively, are associated with a litigation judgment for a jury verdict in a termination-of-employment lawsuit.

(3)	For an explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share, see Note 1 of Notes to Consolidated Financial Statements.

(4)	In February 2007, we issued $400.0 million principal amount of 0.625% Convertible Senior Notes (the “Notes”) due 2014, which included the full exercise of the initial purchasers’ option to purchase up to an additional $50.0 million aggregate principal amount of Notes. In connection with the offering of the Notes, we entered into convertible note hedge transactions entitling us to purchase up to 11,451,480 shares of our common stock (subject to adjustment) at an initial strike price (subject to adjustment) of $43.66 per share. Additionally, we sold warrants to the initial purchasers and/or their affiliates to acquire up to 18,322,320 shares of our common stock (subject to adjustment) at an initial strike price (subject to adjustment) of $62.87 per share. See Note 5 of Notes to Consolidated Financial Statements for further information regarding the Notes.

(5)	For an explanation of the determination of the tax provision (benefit) recorded see Note 11 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

We are a leading developer, manufacturer and marketer of integrated systems for the large scale analysis of genetic variation and biological function. Using our proprietary technologies, we provide a comprehensive line of products and services that currently serve the sequencing, genotyping and gene expression markets. In the future, we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations and biotechnology companies. Our tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information from advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.

In April 2005, we completed the acquisition of CyVera. The aggregate consideration for the transaction was $14.5 million, consisting of approximately 1.5 million shares of our common stock and payment of approximately $2.3 million of CyVera’s liabilities at the closing.

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

As of December 30, 2007, our accumulated deficit was $383.0 million and total stockholders’ equity was $411.7 million. Our losses have principally occurred as a result of acquired in-process research and development charges of $303.4 million related to our acquisition of Solexa in 2007, the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize our products and services, a charge of $54.5 million in 2007 primarily related to settlement of our litigation with Affymetrix and $15.8 million related to our acquisition of CyVera in 2005. We expect to continue to incur substantial costs for research, development and manufacturing scale-up activities over the next several years. We will also need to increase our selling, general and administrative costs as we build up our sales and marketing infrastructure to expand and support the sale of systems, other products and services.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, flow cells, instrumentation and oligos. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred.

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

Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping and sequencing analysis data is delivered to the customer.

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

Goodwill and Intangible Asset Valuation

Our goodwill represents the excess of the cost over the fair value of net assets acquired from our Solexa and Cyvera acquisitions. Our intangible assets are comprised primarily of acquired technology and customer relationships from the acquisition of Solexa and licensed technology from the Affymetrix settlement. We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from (i) acquisitions; and (ii) litigation settlements.

In determining the carrying amount of our goodwill and intangible assets arising from acquisitions, we used the purchase method of accounting. The purchase method of accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately.

Determining the fair values and useful lives of intangible assets acquired as part of litigation settlements also requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets, we used the discounted cash flow method in determining the value of licensed technology associated with the settlement of our Affymetrix litigation. This method required significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates were required such as residual growth rates and discount factors. The estimates we used to value and amortize intangible assets were consistent with the plans and estimates that we use to manage our business and based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results. In addition, we performed a sensitivity analysis to determine the effect a change in revenue projections of 10% would have on our intangible asset, noting the impact would be a reduction or increase in the value of the intangible asset of $2.0 million.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We have performed our annual test of goodwill as of May 1, 2007, noting no impairment, and have determined there has been no impairment of goodwill through December 30, 2007.

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

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 30, 2007, we have maintained a valuation allowance only against certain U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS No. 109.

Due to the adoption of SFAS No. 123R, we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended December 30, 2007, December 31, 2006, and January 1, 2006 stated as a percentage of total revenue.

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Revenue
Product revenue	89%	84%	79%
Service and other revenue	11	16	21

Total revenue	100	100	100

Costs and expenses:
Cost of product revenue	33	28	27
Cost of service and other revenue	3	5	4
Research and development	20	18	38
Selling, general and administrative	27	29	38
Amortization of acquired intangible assets	1	—	—
Acquired in-process research and development	83	—	22
Litigation settlements	15	—	—

Total costs and expenses	182	80	129

Income (loss) from operations	(82)	20	(29)
Interest income	4	3	2
Interest and other expense, net	(1)	—	(1)

Income (loss) before income taxes	(79)	23	(28)
Provision (benefit) for income taxes	(3)	1	—

Net income (loss)	(76)%	22%	(28)%

Comparison of Years Ended December 30, 2007 and December 31, 2006

Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended December 30, 2007 and December 31, 2006 were both 52 weeks.

Revenue

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Product revenue	$326,699	$155,811	110%
Service and other revenue	40,100	28,775	39

Total revenue	$366,799	$184,586	99%

Total revenue for the years ended December 30, 2007 and December 31, 2006 was $366.8 million and $184.6 million, respectively. This represents an increase of $182.2 million for 2007, or 99%, compared to 2006.

Product revenue increased to $326.7 million for the year ended December 30, 2007 from $155.8 million for the year ended December 31, 2006. Consumable products and instruments constituted 59% and 37% of product revenue for the year ended December 30, 2007, respectively, compared to 64% and 28% for the year ended December 31, 2006, respectively. The change in sales associated with our product mix is due to increased sales in instruments primarily attributable to the Genome Analyzer, which was introduced during the first quarter of 2007. Growth in consumable revenue was primarily attributable to strong demand for our Infinium products. We expect to see continued growth in product revenue, which can be mainly attributed to the launch of several new products, sales of existing products and the growth of our installed base of instruments.

Service and other revenue increased to $40.1 million for the year ended December 30, 2007 from $28.8 million for the year ended December 31, 2006. Service and other revenue includes revenue generated from genotyping and sequencing service contracts and extended warranty contracts. In 2007, service and other revenue also includes research revenue. Historically, research revenue was included in a separate line item on the Consolidated Statements of Operations. The increase in service and other revenue is primarily due to the completion of several significant Infinium and iSelect custom SNP genotyping service contracts and sequencing services contracts. We expect sales from SNP genotyping and sequencing services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of SNP genotyping and sequencing services contracts are highly dependent on the customers’ schedules for delivering the SNPs and samples to us.

Cost of Product and Service and Other Revenue

	Year Ended	Year Ended
	December 30,	December 30,	Percentage
	2007	2006	Change
	(In thousands)

Cost of product revenue	$119,991	$51,271	134%
Cost of service and other revenue	12,445	8,073	54

Total cost of product and service and other revenue	$132,436	$59,344	123%

Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping and sequencing services on behalf of our customers. Cost of product revenue increased to $120.0 million for the year ended December 30, 2007, compared to $51.3 million for the year ended December 31, 2006, primarily driven by higher consumable and instrument sales. Cost of product revenue for the years ended December 30, 2007 and December 31, 2006 included non-cash stock-based compensation expense of $4.0 million and $1.3 million, respectively. Gross margin on product revenue decreased to 63.3% for the year ended December 30, 2007, compared to 67.1% for the year ended December 31, 2006. The decrease in the gross margin percentage is primarily due to the shift in product mix towards instruments. In addition, the gross margin percentage was adversely impacted by the increase in non-cash stock-based compensation expense as well as $0.7 million associated with the amortization of inventory revaluation costs related to our acquisition of Solexa in January 2007. The impact of non-cash stock-based compensation charges decreased our gross margin by 41 basis points for the year ended December 30, 2007 compared to the year ended December 31, 2006. The inventory revaluation costs decreased our gross margin by 24 basis points for the year ended December 30, 2007, compared to the year ended December 31, 2006.

Cost of service and other revenue increased to $12.4 million for the year ended December 30, 2007, compared to $8.1 million for the year ended December 31, 2006, primarily due to higher service revenue. Gross margin on service and other revenue decreased to 69.0% for the year ended December 30, 2007, compared to 71.9% for the year ended December 31, 2006. The decrease in the gross margin percentage is primarily driven by unfavorable product mix.

We expect product mix to continue to affect our future gross margins. We expect price competition to continue in our market, and our margins may fluctuate from year to year and quarter to quarter as a result.

Research and Development Expenses

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Research and development	$73,943	$33,373	122%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.

Research and development expenses increased to $73.9 million for the year ended December 30, 2007, compared to $33.4 million for the year ended December 31, 2006. Research and development expenses as a percentage of total revenue were 20.2% for the year ended December 30, 2007, compared to 18.1% for the year ended December 31, 2006. Approximately $27.0 million of the increase for the year ended December 30, 2007 was due to higher research and development expenses associated with our acquisition of Solexa in January 2007. Costs to support our BeadArray technology research activities increased approximately $8.5 million for the year ended December 30, 2007, compared to the year ended December 31, 2006, primarily due to an overall increase in personnel-related expenses and increased lab and material expenses. Several new Infinium chip products, including the Human 1M DNA Analysis BeadChip, HumanCNV370-Duo BeadChip and HumanHap550-Duo BeadChip, have been introduced to the market in 2007. In addition, non-cash stock-based compensation expense increased approximately $6.1 million compared to the year ended December 31, 2006. These increases were partially offset by a $1.0 million decrease in research and development expenses related to the VeraCode technology, compared to the year ended December 31, 2006. We began shipping our BeadXpress System, which is based on our VeraCode technology, during the first quarter of 2007. As a result of completing the development of this product, the related research and development expenses have decreased.

We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base.

Selling, General and Administrative Expenses

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Selling, general and administrative	$101,256	$54,057	87%

Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $101.3 million for the year ended December 30, 2007, compared to $54.1 million for the year December 31, 2006.

Sales and marketing expenses increased $24.5 million during the year ended December 30, 2007, compared to the year ended December 31, 2006. The increase is primarily due to increases of $18.6 million attributable to personnel-related expenses to support the growth of our business, $3.3 million of non-cash stock-based compensation expense and $2.6 million attributable to other non-personnel-related expenses consisting mainly of sales and marketing activities for our existing and new products. General and administrative expense increased $22.7 million during the year ended

December 30, 2007, compared to the year ended December 30, 2006, due to increases of $8.7 million in personnel-related expenses associated with the growth of our business, $7.2 million of non-cash stock-based compensation expense, $3.4 million in outside legal fees, $3.3 million in other outside service expenses, primarily due to increases in consulting fees and increased tax, audit, and other public company costs.

We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the growth in our business.

Amortization of Acquired Intangible Assets

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Amortization of acquired intangible assets	$2,429	$—	N/A

Amortization of acquired intangible assets totaled $2.4 million for the year ended December 30, 2007. There was no amortization of acquired intangibles for the year ended December 31, 2006. The amount amortized in 2007 represents the amortization of our intangible assets acquired from Solexa in January 2007.

Acquired In-Process Research and Development

	Year Ended	Year Ended
	December 30,	December 30,	Percentage
	2007	2006	Change
	(In thousands)

Acquired in-process research and development	$303,400	$—	N/A

During the year ended December 30, 2007, we recorded $303.4 million of acquired IPR&D resulting from the Solexa acquisition. At the acquisition date, Solexa’s ongoing research and development initiatives were primarily involved with the development of its genetic analysis platform for sequencing and expression profiling. These in-process research and development projects are comprised of Solexa’s reversible terminating nucleotide biochemistry platform, referred to as sequencing-by-synthesis (SBS) biochemistry, as well as Solexa’s reagent, analyzer and sequencing services related technologies, which were valued at $237.2 million, $44.2 million, $19.1 million and $2.9 million, respectively, at the acquisition date. Although these projects were approximately 95% complete at the acquisition date, they had not reached technological feasibility and had no alternative future use. Accordingly, the amounts allocated to those projects were written off in the first quarter of 2007, the period the acquisition was consummated. Acquisitions of businesses, products or technologies by us in the future may result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results. There were no charges resulting from any acquisitions during the same period in fiscal 2006.

Litigation Settlements

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Litigation settlements	$54,536	$—	N/A

During the year ended December 30, 2007, we recorded a charge of $54.5 million associated with two settlement agreements entered into subsequent to year-end. The total charge is comprised primarily of $54.0 million related to a $90.0 million settlement with Affymetrix entered into on January 9, 2008 for certain patent litigation between the parties. See Note 8 of Notes to Consolidated Financial Statements for further information regarding this settlement.

Interest Income

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Interest income	$16,026	$5,368	199%

Interest income on our cash and cash equivalents and investments was $16.0 million and $5.4 million for the years ended December 30, 2007 and December 31, 2006, respectively. The increase in interest income over the prior year was primarily driven by higher cash balances from the proceeds of our February 2007 convertible debt offering, cash acquired as part of the Solexa acquisition, and improved operating cash flow. In addition, we experienced higher effective interest rates on our cash equivalents and short-term investments.

Interest and Other Expense, Net

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Interest and other expense, net	$(3,610)	$(560)	545%

Interest and other expense, net, consists of interest expense and other income and expenses related to net foreign currency exchange transaction gains and losses. Interest and other expense, net, increased to $3.6 million for the year ended December 30, 2007, compared to $0.6 million for the year ended December 31, 2006.

Interest expense was $3.6 million for the year ended December 30, 2007, compared to $11,000 for the year ended December 31, 2006. The increase is primarily related to our convertible debt offering in February 2007. For the years ended December 30, 2007 and December 31, 2006, we recorded approximately $0.5 million and $0.4 million, respectively, in net foreign currency transaction losses, respectively. In 2007, these foreign currency exchange losses were offset by $0.5 million of foreign currency exchange gains associated with the sale of our secured convertible debentures with Genizon BioSciences, Inc. (Genizon) in the fourth quarter of 2007. See Note 10 of Notes to Consolidated Financial Statements for further information regarding the sale of our debentures with Genizon.

Provision (benefit) for Income Taxes

	Year Ended	Year Ended
	December 30,	December 31,	Percentage
	2007	2006	Change
	(In thousands)

Provision (benefit) for income taxes	$(10,426)	$2,652	(493%)

The provision (benefit) for income taxes was approximately ($10.4) million and $2.7 million for the years ended December 30, 2007 and December 31, 2006, respectively. The provision consists of federal, state, and foreign income tax expense, offset in 2007 by the release of the valuation allowance against a significant portion of our U.S. deferred tax assets.

During the year ended December 30, 2007, we utilized approximately $72.9 million and $10.8 million of our federal and state net operating loss carryforwards, respectively, to reduce our federal and state income taxes. As of December 30, 2007, we had net operating loss carryforwards for federal and state tax purposes of approximately $28.7 million and $99.1 million, respectively, which begin to expire in 2025 and 2015, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $9.2 million and $9.3 million respectively, which begin to expire in 2018 and 2019 respectively, unless previously utilized.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of December 30, 2007.

As of December 30, 2007, we concluded that it is more likely than not that a significant portion of our deferred tax assets will be realized and, accordingly we released a portion of our valuation allowance, approximately $17.1 million of which was recorded as a reduction to the tax provision. In addition, we established current and long term deferred tax assets on the Consolidated Balance Sheets of approximately $26.8 million and $80.1 million, respectively, and decreased the goodwill balances recorded in conjunction with the CyVera and Solexa acquisitions by approximately $2.1 million and $18.4 million, respectively. Based upon the available evidence as of December 30, 2007, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.9 million and $25.4 million against certain U.S. and foreign deferred tax assets, respectively.

Comparison of Years Ended December 31, 2006 and January 1, 2006

Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended December 31, 2006 and January 1, 2006 were both 52 weeks.

Revenue

	Year Ended	Year Ended
	December 31,	January 1,	Percentage
	2006	2006	Change
	(In thousands)

Product revenue	$155,811	$57,752	170%
Service and other revenue	28,775	15,749	83

Total revenue	$184,586	$73,501	151%

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

Service and other revenue increased to $28.8 million for the year ended December 31, 2006 from $15.7 million for the year ended January 1, 2006. The increase in service and other revenue is primarily due to the completion of several significant Infinium and GoldenGate SNP genotyping service contracts. We introduced our Infinium services in early 2006. We expect sales from SNP genotyping services contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of a SNP genotyping services contract is highly dependent on the customer’s schedule for delivering the SNPs and samples to us. This increase in service revenue was partially offset by a decrease in government grants and other research funding of $0.5 million over the prior year due primarily to the completion of several projects funded by grants from the National

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

Cost of service and other revenue increased to $8.1 million for the year ended December 31, 2006, compared to $3.3 million for the year ended January 1, 2006, primarily due to higher service revenue. Cost of service and other revenue for the year ended December 31, 2006 included stock-based compensation expenses resulting from the adoption of SFAS No. 123R totaling $0.2 million. Gross margin on service and other revenue decreased to 71.9% for the year ended December 31, 2006, compared to 79.3% for the year ended January 1, 2006. The decrease is due primarily to a change in the mix of projects, as well as the impact of stock-based compensation charges, the latter having decreased our service and other revenue gross margin by 85 basis points in 2006 compared to 2005.

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

Research and development expenses increased to $33.4 million for the year ended December 31, 2006, compared to $27.8 million for the year ended January 1, 2006. Research and development expenses for the years ended December 31, 2006 and January 1, 2006 included stock-based compensation expenses primarily resulting from the adoption of SFAS No. 123R totaling $3.9 million and $0.1 million, respectively. Exclusive of these stock-based compensation charges, the increase in research and development expenses for the year ended December 31, 2006 is primarily due to the development of our recently-acquired VeraCode technology purchased in conjunction with our acquisition of CyVera in April 2005. We launched the first products resulting from this acquisition during the first quarter of 2007. Research and development expenses related to the VeraCode technology increased $2.7 million for the year ended December 31, 2006, compared to the year ended January 1, 2006. In addition, costs to support our Oligator technology platform and BeadArray research activities decreased $1.0 million for the year ended December 31, 2006, compared to the year ended January 1, 2006.

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

During the year ended December 31, 2006, we utilized approximately $25.9 million and $16.6 million of our federal and state net operating loss carryforwards, respectively, to reduce our federal and state income taxes. As of December 31, 2006, we had net operating loss carryforwards for federal and state tax purposes of approximately $76.4 million and $39.1 million, respectively, which begin to expire in 2022 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $6.4 million and $6.3 million respectively, which begin to expire in 2018 and 2019 respectively, unless previously utilized.

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

Liquidity and Capital Resources

Cashflow

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands)

Net cash provided by (used in) operating activities	$56,294	$39,000	$(9,008)
Net cash used in investing activities	(67,686)	(160,735)	(1,535)
Net cash provided by financing activities	148,292	109,296	5,963
Effect of foreign currency translation	(345)	3	613

Net increase (decrease) in cash and cash equivalents	$136,555	$(12,436)	$(3,967)

Historically, our sources of cash have included:

•	issuance of equity and debt securities, including cash generated from the exercise of stock options and participation in our Employee Stock Purchase Plan (ESPP);

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.

Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency; and

•	interest payments on our debt obligations.

Other factors that impact our cash inflow and outflow include:

•	significant increases in our product and services revenue, leading to gross margins greater than 63% in each of the last three fiscal years. As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.

As of December 30, 2007, we had cash, cash equivalents and short-term investments of $386.1 million, compared to $130.8 million as of December 31, 2006. We currently invest our funds in U.S. dollar-based short maturity mutual funds, commercial paper, corporate bonds, treasury notes, auction rate securities and municipal bonds. We do not hold securities backed by mortgages. As of December 30, 2007, our short-term investments included $14.7 million of high-grade (AAA rated) auction rate securities issued primarily by municipalities and universities. See Part I Item 1A: “Risk Factors — Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.”

The primary inflows of cash during the year ended December 30, 2007 were approximately $390.3 million from the net proceeds of our convertible debt offering in February 2007, $479.4 million from the sale and maturity of our investments in available-for-sale securities, and $92.4 million generated from the sale of warrants in February 2007. In addition, on January 26, 2007, we completed the merger with Solexa, which resulted in net cash acquired of $72.1 million. The primary cash outflows during the year ended December 30, 2007 were attributable to the purchase of available-for-sale securities for approximately $598.4 million, the repurchase of an aggregate of 7.4 million shares of our common stock for approximately $251.6 million, as well as approximately $139.0 million for the purchase of a convertible note hedge. These convertible note transactions and our stock repurchase program are discussed in detail below.

On February 16, 2007, we issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes). The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. We used approximately $201.6 million of the net proceeds to purchase approximately 5.8 million shares of our common stock in privately negotiated transactions concurrently with the offering. We used $46.6 million of the net proceeds of this offering to pay the net cost of convertible note hedge and warrant transactions, which are designed to reduce the potential dilution upon conversion of the notes. We are using the balance of the net proceeds for other general corporate purposes, which may include acquisitions and additional repurchases of our common stock. The notes mature on February 15, 2014 and bear interest semi-annually at a rate of 0.625% per year, payable on February 15 and August 15 of each year, beginning on August 15, 2007. In addition, we may in certain circumstances be obligated to pay additional interest. If a “designated event,” as defined in the indenture for the notes, occurs, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion of the notes, we must pay the principal portion in cash. The notes will become convertible only in certain circumstances based on conditions relating to the trading price of the notes and our common stock or upon the occurrence of specified corporate events, and we expect the notes to become convertible beginning in the second quarter of 2008 if the trading price of our common stock does not decline from current levels. The notes also will, by their terms, become convertible at any time from, and including, November 15, 2013 through the third scheduled trading day immediately preceding February 15, 2014.

On February 20, 2007, we executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of our outstanding common stock over a period of six months. We repurchased approximately 1.6 million shares of our common stock under this plan for approximately $50.0 million in cash. As of December 30, 2007, this plan had expired.

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	the $90.0 million liability recorded at December 30, 2007 for the one-time payment made to Affymetrix on January 25, 2008, in accordance with the settlement agreement entered on January 9, 2008;

•	our facilities expansion needs, including costs of leasing additional facilities;

•	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	the continued advancement of research and development efforts; and

•	improvements in our manufacturing capacity and efficiency.

Approximately $24.3 million of our net cash generated from operations for the year ended December 30, 2007 was used on capital expenditures, primarily for manufacturing and research and development equipment, furniture, fixtures and computer equipment. We expect that our product revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Due to expansion of our facilities and manufacturing operations, we anticipate spending approximately $25.0 million in capital expenditures during 2008. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize our sequencing and VeraCode technologies and to expand our SNP genotyping and sequencing services product lines;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

As a result of the factors listed above, we may require additional funding in the future. Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 30, 2007, we were not involved in any “off balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding and contingent liabilities for which we cannot reasonably predict future payment. Additionally, the table excludes uncertain tax positions of $21.4 million. The expected timing of payment of the obligations presented below is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon terms or amounts for some obligations.

The following chart represents our contractual obligations as of December 30, 2007, aggregated by type (amounts in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Long-term debt obligations(1)	$416,250	$2,500	$5,000	$5,000	$403,750
Operating leases(2)	120,435	10,329	15,036	15,412	79,658
Other(3)	90,536	90,536	—	—	—

Total	$627,221	$103,365	$20,036	$20,412	$483,408

(1)	The “long-term debt obligations” in the above table include the principal amount of our Convertible Senior Notes and interest payments totaling 0.625% per annum. See Note 5 of Notes to Consolidated Financial Statements for further discussion of the terms of the Convertible Senior Notes.

(2)	See Note 6 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(3)	“Other” in the above table includes amounts owed as a result of our litigation settlements occurring subsequent to December 30, 2007. See Note 8 of Notes to Consolidated Financial Statements for further discussion of the related settlement.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is included in Note 1 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Market Price Sensitive Instruments

In order to reduce the potential equity dilution, we entered into a convertible note hedge contract entitling us to purchase a maximum of 11,451,480 shares of our common stock (subject to adjustment) at an initial strike price of $43.66 per share (subject to adjustment). Upon conversion of our Convertible Senior Notes, this hedge contract is expected to reduce the equity dilution if the daily volume-weighted average price per share of our commons stock exceeds the strike price of the hedge. We also entered into warrant transactions with the counterparties of the convertible note hedge transactions entitling them to acquire a maximum of 18,322,320 shares of our common stock (subject to adjustment) at an initial strike price of $62.87 per share (subject to adjustment). The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during the measurement period at maturity of the warrants exceeds the strike price of the warrants. We did not hold any material derivative financial instruments for the year ended December 31, 2006.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 30, 2007, our disclosure controls and procedures were effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2007 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than completing the integration of Solexa, Inc.’s internal controls over financial reporting into our financial reporting systems during the fourth quarter of 2007, that evaluation did not identify any such change.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2007. The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Illumina, Inc.

We have audited Illumina, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Illumina, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 of Illumina, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 22, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors” to be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2008.

(b) Identification of Executive Officers. Information concerning our executive officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Securities Exchange Act” to be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2008.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from our definitive Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2008.

Code of Ethics

We have adopted a code of ethics for our directors, officers and employees, which is available on our website at www.illumina.com in the Investor Information section under “Corporate.” The information on, or that can be accessed from, our website is not incorporated by reference into this report.

Item 11.	Executive Compensation.

Information concerning executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” to be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “Ownership of Securities” to be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2008.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 30, 2007: the 2000 Employee Stock Purchase Plan, the 2005 Stock and Incentive Plan (which replaced the 2000 Stock Plan) and the Solexa, Inc. 2005 Equity Incentive Plan. Prior to our initial public offering, we granted options under our 1998 Incentive Stock Plan. All of these plans have been approved by our stockholders. Options outstanding include options granted under the 1998 Incentive Stock Plan, the 2000 Stock Plan, the 2005 Stock and Incentive Plan, the Solexa, Inc. 2005 Equity Incentive Plan, and the Solexa, Inc. 1992 Plan.

(c) Number of
Securities
Remaining
Available for
Future Issuance
	(a) Number of	(b) Weighted-	Under Equity
	Securities to be	Average	Compensation
	Issued Upon	Exercise Price	Plans (Excluding
	Exercise of	per Share	Securities
	Outstanding	of Outstanding	Reflected in
Plan Category	Options	Options	Column (a))

Equity compensation plans approved by security holders	10,423,934	$24.26	5,869,564	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	10,423,934	$24.26	5,869,564

Please refer to Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for a description of our equity compensation plans.

(1)	Includes 1,834,384 shares available for grant under our 2005 Stock Incentive Plan and our 2005 Solexa Equity Incentive Plan. The 2005 Stock Incentive Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of (1) five percent of outstanding shares of our common stock on the last day of the immediately preceding fiscal year, (2) 1,200,000 shares, or (3) a lesser amount as determined by our board of directors.

(2)	Includes 4,035,180 shares available for grant under our 2000 Employee Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of (1) three percent of outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (2) 1,500,000 shares.

Item 13.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Executive Compensation and Other Information” and “Certain Transactions” to be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2008.

Item 14.	Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Independent Registered Public Accounting Firm” to be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements:

Exhibit
Number		Description of Document

2	.1(16)	Agreement and Plan of Merger, dated as of November 12, 2006, among Solexa, Inc., Callisto Acquisition Corp. and the Registrant.
3	.1(2)	Corrected Amended and Restated Certificate of Incorporation.
3	.2(30)	Amended Bylaws.
3	.3(5)	Certificate of Designation for Series A Junior Participating Preferred Stock (included as an exhibit to exhibit 4.3).
4	.1(1)	Specimen Common Stock Certificate.
4	.2(1)	Second Amended and Restated Stockholders Rights Agreement, dated November 5, 1999, by and among the Registrant and certain stockholders of the Registrant.
4	.3(5)	Rights Agreement, dated as of May 3, 2001, between the Registrant and Equiserve Trust Company, N.A.
4	.4(35)	Indenture related to the 0.625% Convertible Senior Notes due 2014, dated as of February 16, 2007, between the Registrant and the Bank of New York, as trustee.
4	.5(36)	Registration Rights Agreement, dated as of February 16, 2007, between the Registrant and the Purchasers named therein.
+10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
+10	.2(1)	1998 Incentive Stock Plan.
+10	.3(7)	2000 Employee Stock Purchase Plan, as amended and restated through July 20, 2006.
10	.4(1)	Sublease Agreement dated August 1998 between Registrant and Gensia Sicor Inc. for the Registrant’s principal offices.
10	.5(37)	License Agreement dated May 1998 between Tufts and Registrant.
10	.6(1)	Master Loan and Security Agreement, dated March 6, 2000, by and between Registrant and FINOVA Capital Corporation.
+10	.7(20)	2000 Stock Plan, as amended and restated through March 21, 2002.
10	.8(1)	Eastgate Pointe Lease, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.

Exhibit
Number		Description of Document

10	.9(1)	Option Agreement and Joint Escrow Instructions, dated July 6, 2000, between Diversified Eastgate Venture and Registrant.
10	.10(4)	First Amendment to Joint Development Agreement dated March 27, 2001 between Registrant and PE Corporation, now known as Applied Biosystems Group (with certain confidential portions omitted).
10	.11(6)	First Amendment to Option Agreement and Escrow Instructions dated May 25, 2001 between Diversified Eastgate Venture and Registrant.
10	.12(13)	Second Amendment to Option Agreement and Escrow Instructions dated July 18, 2001 between Diversified Eastgate Venture and Registrant.
10	.13(14)	Third Amendment to Option Agreement and Escrow Instructions dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10	.14(15)	First Amendment to Eastgate Pointe Lease dated September 27, 2001 between Diversified Eastgate Venture and Registrant.
10	.15(8)	Replacement Reserve Agreement, dated as of January 10, 2002, between the Registrant and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10	.16(17)	Loan Assumption and Modification Agreement, dated as of January 10, 2002, between the Registrant, Diversified Eastgate Venture and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
10	.17(18)	Tenant Improvement and Leasing Commission Reserve Agreement, dated as of January 10, 2002, between the Registrant and BNY Western Trust Company as Trustee for Washington Capital Joint Master Trust Mortgage Income Fund.
+10	.18(42)	Solexa Share Option Plan for Consultants.
+10	.19(43)	Solexa Enterprise Management Incentive Plan.
10	.20(21)	Non-exclusive License Agreement dated January 2002 between Amersham Biosciences Corp. and Registrant (with certain confidential portions omitted).
10	.21(22)	License Agreement dated June 2002 between Dade Behring Marburg GmbH and Registrant (with certain confidential portions omitted).
10	.22(23)	Purchase and Sale Agreement and Escrow Instructions dated June 18, 2004 between Bernardo Property Advisors, Inc. and Registrant.
10	.23(24)	Single Tenant Lease dated August 18, 2004 between BMR-9885 Towne Centre Drive LLC and Registrant.
10	.24(25)	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Registrant (with certain confidential portions omitted).
10	.25(39)	Solexa 2005 Equity Incentive Plan
10	.26(40)	Solexa 1992 Stock Option Plan
10	.27(41)	Solexa Unapproved Company Share Option Plan
10	.28(26)	Collaboration Agreement dated December 17, 2004 between Invitrogen Incorporated and Registrant (with certain confidential portions omitted).
10	.29(27)	Offer letter for Christian O. Henry dated April 26, 2005.
10	.30(28)	Forms of Stock Option Agreement under 2000 Stock Plan.
10	.31(29)	Secured Convertible Debenture Indenture between Genizon BioSciences Inc., Computershare Trust Company of Canada and the Registrant, dated March 24, 2006.
10	.32(30)	Joint Development and Licensing Agreement dated May 15, 2006 between deCODE genetics, ehf. and Registrant (with certain confidential portions omitted).
10	.33(31)	Form of Change in Control Severance Agreement between the Registrant and Jay T. Flatley.
10	.34(31)	Form of Change in Control Severance Agreement between the Registrant and Christian O. Henry.
10	.35(31)	Form of Change in Control Severance Agreement between the Registrant and Tristan B. Orpin.
10	.36(31)	Form of Change in Control Severance Agreement between the Registrant and John R. Stuelpnagel.

Exhibit
Number		Description of Document

10	.37(31)	Form of Change in Control Severance Agreement between the Registrant and Arthur L. Holden.
10	.38(31)	Form of Change in Control Severance Agreement between the Registrant and Christian G. Cabou.
10	.39(34)	Securities Purchase Agreement, dated as of November 12, 2006, between Solexa, Inc. and the Registrant.
10	.40(50)	Lease between The Irvine Company LLC and the Registrant, dated September 29, 2006.
10	.41(37)	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and the Registrant for the 9885 Towne Centre Drive property, dated January 26, 2007.
10	.42(37)	Lease between BMR-9885 Towne Centre Drive LLC and the Registrant for the 9865 Towne Centre Drive property, dated January 26, 2007.
10	.43(38)	Amended and Restated 2005 Stock and Incentive Plan.
10.44		Settlement and Release Agreement between Affymetrix, Inc. and the Registrant, dated January 9, 2008.
10	.45(44)	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between the Registrant and Goldman, Sachs & Co.
10	.46(45)	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between the Registrant and Deutsche Bank AG London.
10	.47(46)	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between the Registrant and Goldman, Sachs & Co.
10	.48(47)	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between the Registrant and Deutsche Bank AG London.
10	.49(48)	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between the Registrant and Goldman, Sachs & Co.
10	.50(49)	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between the Registrant and Deutsche Bank AG London.
14	(10)	Code of Ethics.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page).
31.1		Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or corporate plan or arrangement

(1)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form S-1 (333-33922) filed April 3, 2000, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 000-30361) for the year ended December 31, 2000 filed March 29, 2001.

(3)	[reserved]

(4)	Incorporated by reference to exhibit 10.13 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2001 filed May 8, 2001.

(5)	Incorporated by reference to the same numbered exhibit filed with our Registration Statement on Form 8-A (File No. 000-30361) filed May 14, 2001.

(6)	Incorporated by reference to exhibit 10.15 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 30, 2001 filed August 13, 2001.

(7)	Incorporated by reference to exhibit 10.3 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 1, 2006 filed October 30, 2006.

(8)	Incorporated by reference to exhibit 10.18 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(9)	[reserved]

(10)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 000-30361) for the year ended December 28, 2003 filed March 12, 2004.

(11)	[reserved]

(12)	[reserved]

(13)	Incorporated by reference to exhibit 10.16 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(14)	Incorporated by reference to exhibit 10.17 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(15)	Incorporated by reference to exhibit 10.18 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended September 30, 2001 filed November 14, 2001.

(16)	Incorporated by reference to exhibit 2.1 filed with our Form 8-K (File No. 000-30361) filed November 13, 2006.

(17)	Incorporated by reference to exhibit 10.19 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(18)	Incorporated by reference to the exhibit 10.20 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(19)	[reserved]

(20)	Incorporated by reference to the exhibit 10.22 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended March 31, 2002 filed May 13, 2002.

(21)	Incorporated by reference to exhibit 10.24 filed with Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(22)	Incorporated by reference to exhibit 10.23 filed with our Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-111496) filed March 2, 2004.

(23)	Incorporated by reference to exhibit 10.25 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended June 27, 2004 filed August 6, 2004.

(24)	Incorporated by reference to exhibit 10.26 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(25)	Incorporated by reference to exhibit 10.27 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended October 3, 2004 filed November 12, 2004.

(26)	Incorporated by reference to exhibit 10.28 filed with our Form 10-K (File No. 000-30361) for the year ended January 2, 2005 filed March 8, 2005.

(27)	Incorporated by reference to exhibit 10.33 filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended July 3, 2005 filed August 8, 2005.

(28)	Incorporated by reference to exhibit 10.29 filed with our Form 10-K (File No. 000-30361) for the year ended January 2, 2005 filed March 8, 2005.

(29)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended April 2, 2006 filed May 8, 2006.

(30)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended July 2, 2006 filed August 2, 2006.

(31)	Incorporated by reference to the same numbered exhibit filed with our Form 8-K (File No. 000-30361) filed August 23, 2006.

(32)	[reserved]

(33)	[reserved]

(34)	Incorporated by reference to exhibit 10.1 filed with our Form 8-K (File No. 000-30361) filed November 13, 2006.

(35)	Incorporated by reference to exhibit 4.1 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(36)	Incorporated by reference to exhibit 4.2 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(37)	Incorporated by reference to the same numbered exhibit filed with our Form 10-Q (File No. 000-30361) for the quarterly period ended April 1, 2007 filed May 3, 2007.

(38)	Incorporated by reference to exhibit 10.1 filed with our Form 8-K (File No. 000-30361) filed on July 30, 2007.

(39)	Incorporated by reference to exhibit 99.1 filed with our Form 8-K (File No. 000-30361) filed November 26, 2007.

(40)	Incorporated by reference to exhibit 99.2 filed with our Form 8-K (File No. 000-30361) filed November 26, 2007.

(41)	Incorporated by reference to exhibit 99.3 filed with our Form 8-K (File No. 000-30361) filed November 26, 2007.

(42)	Incorporated by reference to exhibit 99.4 filed with our Form 8-K (File No. 000-30361) filed November 26, 2007.

(43)	Incorporated by reference to exhibit 99.5 filed with our Form 8-K (File No. 000-30361) filed November 26, 2007.

(44)	Incorporated by reference to exhibit 10.1 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(45)	Incorporated by reference to exhibit 10.2 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(46)	Incorporated by reference to exhibit 10.3 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(47)	Incorporated by reference to exhibit 10.4 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(48)	Incorporated by reference to exhibit 10.5 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(49)	Incorporated by reference to exhibit 10.6 filed with our Form 8-K (File No. 000-30361) filed February 16, 2007.

(50)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 000-30361) for the year ended December 31, 2006 filed February 28, 2007.

Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

Illumina, Inc.

By	/s/ Jay T. Flatley
Jay T. Flatley
President and Chief Executive Officer

February 26, 2008

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

/s/ Jay T. Flatley Jay T. Flatley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ Christian O. Henry Christian O. Henry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2008

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 26, 2008

/s/ Daniel M. Bradbury Daniel M. Bradbury	Director	February 26, 2008

/s/ A. Blaine Bowman A. Blaine Bowman	Director	February 26, 2008

/s/ Karin Eastham Karin Eastham	Director	February 26, 2008

/s/ Jack Goldstein Jack Goldstein	Director	February 26, 2008

/s/ Paul Grint Paul Grint	Director	February 26, 2008

/s/ John R. Stuelpnagel John R. Stuelpnagel	Senior Vice President and General Manager, Microarrays, Chief Operating Officer and Director	February 26, 2008

/s/ David R. Walt David R. Walt	Director	February 26, 2008

/s/ Roy Whitfield Roy Whitfield	Director	February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Illumina, Inc.

We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc., at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Illumina, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Illumina, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 22, 2008

ILLUMINA, INC.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$174,941	$38,386
Short-term investments	211,141	92,418
Accounts receivable, net	83,119	39,984
Inventory, net	53,980	20,169
Deferred tax assets — current portion	26,934	259
Prepaid expenses and other current assets	12,640	2,510

Total current assets	562,755	193,726
Property and equipment, net	46,274	25,634
Investment in Solexa	—	67,784
Goodwill	228,734	2,125
Intangible assets, net	58,116	108
Deferred tax assets — long term portion	80,245	294
Other assets, net	11,608	10,913

Total assets	$987,732	$300,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,311	$9,853
Litigation settlements payable	90,536	—
Accrued liabilities	50,852	23,860
Current portion of long-term debt	16	63

Total current liabilities	165,715	33,776
Long-term debt, less current portion	400,000	—
Deferred gain on sale of land and building	2,485	2,468
Deferred income tax liabilities	—	6,987
Other long-term liabilities	7,854	10,011
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 62,803,677 shares issued and outstanding at December 30, 2007, 46,857,512 shares issued and outstanding at December 31, 2006	628	469
Additional paid-in capital	1,044,302	340,197
Accumulated other comprehensive income	1,347	11,294
Accumulated deficit	(382,977)	(104,618)
Treasury stock, at cost (7,409,545 shares at December 30, 2007 and no shares at December 31, 2006)	(251,622)	—

Total stockholders’ equity	411,678	247,342

Total liabilities and stockholders’ equity	$987,732	$300,584

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands, except per share amounts)

Revenue
Product revenue	$326,699	$155,811	$57,752
Service and other revenue	40,100	28,775	15,749

Total revenue	366,799	184,586	73,501

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $4,045, $1,289, and $0, respectively)	119,991	51,271	19,920
Cost of service and other revenue (including non-cash stock compensation expense of $279, $235, and $0, respectively)	12,445	8,073	3,261
Research and development (including non-cash stock compensation expense of $10,016, $3,891, and $84, respectively)	73,943	33,373	27,809
Selling, general and administrative (including non-cash stock compensation expense of $19,406, $8,889, and $186, respectively)	101,256	54,057	28,158
Amortization of acquired intangible assets	2,429	—	—
Acquired in-process research and development	303,400	—	15,800
Litigation settlements	54,536	—	—

Total costs and expenses	668,000	146,774	94,948

Income (loss) from operations	(301,201)	37,812	(21,447)
Interest income	16,026	5,368	1,404
Interest and other expense, net	(3,610)	(560)	(668)

Income (loss) before income taxes	(288,785)	42,620	(20,711)
Provision (benefit) for income taxes	(10,426)	2,652	163

Net income (loss)	$(278,359)	$39,968	$(20,874)

Net income (loss) per basic share	$(5.14)	$0.90	$(0.52)

Net income (loss) per diluted share	$(5.14)	$0.82	$(0.52)

Shares used in calculating basic net income (loss) per share	54,154	44,501	40,147

Shares used in calculating diluted net income (loss) per share	54,154	48,754	40,147

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Shares	Amount	Equity
	(In thousands)

Balance as of January 2, 2005	38,121	$381	$195,653	$(156)	$96	$(123,712)	—	—	$72,262
Issuance of common stock for cash	1,592	16	6,030	—	—	—	—	—	6,046
Issuance of common stock in conjunction with an acquisition	1,580	16	14,812	—	—	—	—	—	14,828
Deferred compensation related to unvested CyVera stock options assumed	—	—	—	(197)	—	—	—	—	(197)
Compensation expense related to acceleration of options for terminated employees	—	—	79	—	—	—	—	—	79
Deferred compensation related to a restricted stock award	1	—	192	(192)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	191	—	—	—	—	191
Comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	—	29	—	—	—	29
Unrealized gain on hedging contracts	—	—	—	—	56	—	—	—	56
Foreign currency translation adjustment	—	—	—	—	77	—	—	—	77
Net loss	—	—	—	—	—	(20,874)	—	—	(20,874)

Comprehensive loss									(20,712)

Balance as of January 1, 2006	41,294	413	216,766	(354)	258	(144,586)	—	—	72,497
Issuance of common stock	5,563	56	114,440	—	—	—	—	—	114,496
May 2006 offering costs	—	—	(6,530)	—	—	—	—	—	(6,530)
Stock-based compensation expense	—	—	14,082	354	—	—	—	—	14,436
Incremental tax benefit related to stock options exercised	—	—	1,439	—	—	—	—	—	1,439
Comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	—	10,693	—	—	—	10,693
Unrealized gain on hedging contracts	—	—	—	—	(10)	—	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	353	—	—	—	353
Net income	—	—	—	—	—	39,968	—	—	39,968

Comprehensive income									51,004

Balance as of December 31, 2006	46,857	469	340,197	—	11,294	(104,618)	—	—	247,342
Issuance of common stock	2,327	23	30,067	—	—	—	—	—	30,090
Issuance of common stock for the acquisition of Solexa, Inc.	13,221	132	530,592	—	—	—	—	—	530,724
Fair value of options assumed from Solexa, Inc.	—	—	75,334	—	—	—	—	—	75,334
Convertible note hedge	—	—	(139,040)	—	—	—	—	—	(139,040)
Warrants issued in connection with the convertible debt issuance	—	—	92,440	—	—	—	—	—	92,440
Warrants exercised	399	4	6,071	—	—	—	—	—	6,075
Stock-based compensation expense	—	—	33,926	—	—	—	—	—	33,926
Incremental tax benefit related to stock options exercised	—	—	20,086	—	—	—	—	—	20,086
Incremental tax benefit related to convertible debt issuance	—	—	54,629	—	—	—	—	—	54,629
Repurchases of common stock	—	—	—	—	—	—	(7,410)	(251,622)	(251,622)
Comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	—	(10,529)	—	—	—	(10,529)
Foreign currency translation adjustment	—	—	—	—	582	—	—	—	582
Net income	—	—	—	—	—	(278,359)	—	—	(278,359)

Comprehensive loss									(288,306)

Balance as of December 30, 2007	62,804	$628	$1,044,302	$—	$1,347	$(382,977)	(7,410)	$(251,622)	$411,678

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(278,359)	$39,968	$(20,874)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Acquired in-process research and development	303,400	—	15,800
Amortization of increase in inventory valuation	942	—	—
Amortization of acquired intangible assets	2,429	—	—
Amortization of debt issuance costs	1,176	—	—
Depreciation expense	11,464	6,032	3,824
Loss on disposal of property and equipment	15	116	293
Amortization of premium on investments	—	—	(14)
Stock-based compensation expense	33,746	14,304	270
Incremental tax benefit related to stock options exercised	(20,086)	(1,439)	—
Amortization of gain on sale of land and building	(187)	(375)	(375)
Changes in operating assets and liabilities:
Accounts receivable	(37,060)	(21,733)	(7,039)
Inventory	(27,130)	(9,728)	(6,502)
Prepaid expenses and other current assets	(6,127)	(1,591)	290
Deferred income taxes	(11,408)	(548)	—
Other assets	2,612	(5,212)	687
Accounts payable	12,262	2,438	3,193
Litigation settlements payable	54,536	—	—
Accrued income taxes	1,586	1,809	144
Accrued liabilities	15,901	9,066	4,070
Litigation judgment	—	—	(5,957)
Other long-term liabilities	(3,418)	5,893	3,182

Net cash provided by (used in) operating activities	56,294	39,000	(9,008)

Cash flows from investing activities:
Net cash obtained from (paid for) acquisitions	72,075	—	(2,388)
Investment in secured convertible debentures	—	(3,036)	—
Sale of secured convertible debentures	3,593	—	—
Investment in Solexa	—	(50,000)	—
Purchases of available-for-sale securities	(598,383)	(236,331)	—
Sales and maturities of available-for-sale securities	479,415	143,846	12,248
Proceeds from sale of fixed assets	42	—	—
Purchase of property and equipment	(24,343)	(15,114)	(11,395)
Cash paid for intangible assets	(85)	(100)	—

Net cash used in investing activities	(67,686)	(160,735)	(1,535)

Cash flows from financing activities:
Payments on long-term debt	(95)	(109)	(83)
Proceeds from issuance of convertible debt, net of issuance costs	390,269	—	—
Purchase of convertible note hedges	(139,040)	—	—
Sale of warrants	92,440	—	—
Proceeds from warrant exercises	6,075	—	—
Common stock repurchases	(251,622)	—	—
Proceeds from issuance of common stock	30,179	107,966	6,046
Incremental tax benefit related to stock options exercised	20,086	1,439	—

Net cash provided by financing activities	148,292	109,296	5,963

Effect of foreign currency translation on cash and cash equivalents	(345)	3	613

Net increase (decrease) in cash and cash equivalents	136,555	(12,436)	(3,967)
Cash and cash equivalents at beginning of the year	38,386	50,822	54,789

Cash and cash equivalents at end of the year	$174,941	$38,386	$50,822

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,378	$11	$15

Cash paid during the year for income taxes	$2,581	$1,392	$33

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Illumina, Inc. (the Company) was incorporated on April 28, 1998. The Company is a leading developer, manufacturer and marketer of integrated systems for the large-scale analysis of genetic variation and biological function. Using the Company’s proprietary technologies, the Company provides a comprehensive line of products and services that currently serve the sequencing, genotyping and gene expression markets. The Company also expects to enter the market for molecular diagnostics. The Company’s tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information from advances in genomics and proteomics. The Company believes this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended December 30, 2007, December 31, 2006 and January 1, 2006 were all 52 weeks.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. During the fourth quarter of 2007, the Company classified research revenue as part of service and other revenue. Research revenue consists of government grants and other research funding. For the years ended December 30, 2007, December 31, 2006, and January 1, 2006, research revenue represented approximately $0.5 million, $1.3 million, and $1.8 million, respectively.

Use of Estimates

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, goodwill and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase.

Investments

The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “available-for-sale” and records such assets at estimated fair value in the

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. As of December 30, 2007, the Company’s excess cash balances were primarily invested in marketable debt securities, including commercial paper and corporate bonds and notes, with strong credit ratings or short maturity mutual funds providing similar financial returns. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method.

Restricted Cash

As of December 30, 2007, restricted cash, included in cash and cash equivalents, consisted of bank guarantees totaling approximately $720,000 primarily associated with various sales contracts. These guarantees are scheduled to be released during 2008. As of December 31, 2006, restricted cash consisted of two bank guarantees totaling approximately $250,000. Both guarantees were released during 2007.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and convertible senior notes approximate fair value.

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

Concentrations of Risk

Cash equivalents, investments and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Most of the Company’s cash and cash equivalents as of December 30, 2007 were deposited with financial institutions in the United States and the Company’s investment policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the U.S. government. The Company has historically not experienced significant credit losses from investments and accounts receivable. The Company performs a regular review of customer activity and associated credit risks and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon a percentage of its trade receivable balance based on collection history and re-evaluates such reserves on a regular basis.

The Company’s products require customized components that currently are available from a limited number of sources. The Company obtains certain key components included in its products from single vendors. No assurance can be given that these or other product components will be available in sufficient quantities at acceptable costs in the future.

Approximately 43%, 44%, and 38% of the Company’s revenue for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, was derived from shipments to customers outside the United States. Approximately 46% and 39% of the Company’s net accounts receivable

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance as of December 30, 2007 and December 31, 2006, respectively, was related to customers outside the United States. Sales to territories outside of the United States are generally denominated in U.S. dollars. International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed.

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

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested annually for impairment or more frequently if events and circumstances warrant, utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. The Company tests goodwill annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company performed its annual impairment test of goodwill as of May 1, 2007, noting no impairment, and has determined there has been no impairment of goodwill through December 30, 2007.

Intangible Assets

Intangible assets include acquired technology, customer relationships, other license agreements, and licensed technology, which are being amortized over their estimated useful lives ranging from three to 10 years (see Note 3). The amortization of the Company’s acquired technology and customer relationships is excluded from cost of product revenue and is separately classified as amortization of acquired intangible assets on the Consolidated Statements of Operations. The Company will begin amortizing licensed technology, representing the balance capitalized as part of the Affymetrix litigation, in January 2008.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset and adjusts the value of the asset accordingly. While the Company’s historical operating and cash flow losses are indicators of impairment, the Company believes the current and future cash flows to be received from the long-lived assets recorded at December 30, 2007 will

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 30, 2007.

Reserve for Product Warranties

The Company generally provides a one-year warranty on instrumentation. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of revenue.

Revenue Recognition

The Company’s revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, flow cells, instrumentation, and oligonucleotides (oligos), which are short sequences of DNA. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and amounts earned under research agreements with government grants, which is recognized in the period during which the related costs are incurred.

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

Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping and sequencing analysis data is delivered to the customer.

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

While the majority of its sales agreements contain standard terms and conditions, the Company does enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item is considered a separate unit of accounting when the delivered

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the Company’s control. Items are considered to have stand-alone value when they are sold separately by any vendor or the customer could resell the item on a stand-alone basis. Fair value of an item is generally the price charged for the product when regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, arrangement consideration is generally allocated to each unit of accounting based upon their relative fair values. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. When the Company is unable to establish stand-alone value for delivered items or when fair value of undelivered items has not been established, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. The Company recognizes revenue for delivered elements only when it determines that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.

Shipping and Handling Expenses

Shipping and handling expenses are included in cost of product revenue and totaled $2.2 million, $1.8 million, and $1.3 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Research and Development

Research and development expenses consist of costs incurred for internal and grant-sponsored research and development. Research and development expenses include salaries, contractor fees, facilities costs, utilities and allocations of benefits. Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $2.8 million, $1.9 million and $1.2 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 30, 2007, the Company maintained a valuation allowance only against certain U.S. and

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign deferred tax assets that the Company concluded did not meet the “more likely than not” threshold required under SFAS No. 109.

Due to the adoption of SFAS No. 123R, the Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

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

Stock-Based Compensation

Prior to the beginning of fiscal 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair-value-based method had been applied in measuring stock-based compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was not less than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Effective January 2, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and employee stock purchase plan (ESPP) shares that are ultimately expected to vest as the requisite service is rendered. As of December 30, 2007, approximately $122.9 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately two years.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and basic and diluted net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended January 1, 2006 (in thousands, except per share data):

Year Ended
January 1,
2006

Net loss as reported	$(20,874)
Add: Stock-based compensation expense recorded	270
Less: Assumed stock-based compensation expense	(8,393)

Pro forma net loss	$(28,997)

Basic and diluted net loss per share:
As reported	$(0.52)

Pro forma	$(0.72)

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R. This model incorporates various assumptions including volatility, expected life, and interest rates. Historically, the Company used an expected stock-price volatility assumption that was primarily based on historical realized volatility of the underlying stock during a period of time. Beginning the third quarter of 2007, volatility was determined by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options and restricted stock units granted and for stock purchases under the ESPP during those periods are as follows:

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Interest rate — stock options	3.68 - 4.90%	4.73%	4.08%
Interest rate — stock purchases	4.71 - 4.86%	4.08 - 4.85%	3.25 - 4.08%
Volatility — stock options	55 - 70%	76%	90%
Volatility — stock purchases	69 - 76%	76 - 90%	90 - 103%
Expected life — stock options	6 years	6 years	5 years
Expected life — stock purchases	6 - 12 months	6 - 12 months	6 - 24 months
Expected dividend yield	0%	0%	0%
Weighted average fair value per share of options granted	$25.71	$18.88	$7.38
Weighted average fair value per share of restricted stock units granted	$51.37	—	—
Weighted average fair value per share of employee stock purchases	$14.66	$4.76	$1.81

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

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Weighted-average shares outstanding	54,164	44,537	40,199
Less: Weighted-average shares of common stock subject to repurchase	(10)	(36)	(52)

Weighted-average shares used in calculating basic net income (loss) per share	54,154	44,501	40,147
Plus: Effect of dilutive potential common shares	—	4,253	—

Weighted-average shares used in calculating diluted net income (loss) per share	54,154	48,754	40,147

The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 10,560,182 and 7,368,181 for the year ended December 30, 2007 and January 1, 2006, respectively, as their effect was antidilutive. The total number of warrants excluded from the calculation of diluted net loss per share was 1,719,446 for the year ended December 30, 2007. These warrants were assumed as part of the Company’s merger with Solexa, Inc. on January 26, 2007. In addition, the warrants sold to the initial purchasers of the Convertible Senior Notes and/or their affiliates to acquire up to 18,322,320 shares of the Company’s common stock (subject to adjustment) were excluded from the calculation of diluted net income (loss) per share for the year ended December 30, 2007 since the average fair market value of the Company’s stock during the year was below the strike price of $62.87 per share.

Comprehensive Income

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

The components of accumulated other comprehensive income are as follows (in thousands):

	Year Ended	Year Ended
	December 30,	December 31,
	2007	2006

Foreign currency translation adjustments	$1,183	$601
Unrealized gain on available-for-sale securities, net of deferred tax	164	10,693

Total other comprehensive income	$1,347	$11,294

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this pronouncement will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this pronouncement will have on the Company’s consolidated financial statements.

In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF No. 07-3 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this pronouncement will have on the Company’s consolidated financial statements.

SFAS No. 141(R), Business Combinations, was issued in December of 2007. SFAS No. 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this pronouncement will have on the Company’s consolidated financial statements.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average period of approximately two years. These awards were valued using the following assumptions as of January 25, 2007 (the measurement date, as discussed below):

Interest rate	4.56 - 5.05%
Volatility	54.26%
Expected life	0.35 - 3.98 years
Expected dividend yield	0%

The purchase price of the acquisition is as follows (in thousands):

Fair market value of securities issued	$527,067
Fair market value of change of control bonuses and related taxes	8,182
Transaction costs not included in Solexa net tangible assets acquired	8,138
Fair market value of vested stock options, warrants and restricted stock assumed	75,334

Total purchase price	$618,721

The fair value of the Company’s shares used in determining the purchase price was based on the average of the closing price of the Company’s common stock for a range of four trading days, comprising of the two days prior to and two days subsequent to January 25, 2007, the measurement date. The measurement date was determined per the guidance in EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Based on these closing prices, the Company estimated the fair value of its common stock to be $40.14 per share, which equates to a total fair value of common stock issued of $527.1 million.

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

The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The following table summarizes the estimated fair values of net assets acquired (in thousands):

Current assets	$51,444
Property, plant and equipment, net	6,515
Other assets	786
Deferred tax assets	18,360
Current liabilities	(13,463)
Other long-term liabilities	(1,455)

Net tangible assets acquired	62,187
Identifiable intangible assets (core technology and customer relationships)	24,400
In-process research and development	303,400
Goodwill	228,734

Total net assets acquired	$618,721

The Company’s purchase price allocation changed during the fourth quarter of 2007, due to the release of the valuation allowance initially recorded in conjunction with the acquisition of Solexa against

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain deferred tax assets. As a result, the Company decreased the goodwill balance by approximately $18.4 million from the balance as of September 30, 2007 and recorded a deferred tax asset as of December 30, 2007.

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

Identifiable Intangible Assets

Acquired identifiable assets include various patents that are separate and distinct from the intellectual property surrounding the SBS biochemistry platform (core technology) as well as customer relationships. These patents are held in both the United States and Europe. The Company valued the patents and developed technology utilizing a discounted cash flow model which uses forecasts of future royalty savings and expenses related to the intangible assets. The Company utilized a discount rate of 19.5% when preparing this model. The value of the customer relationships is the benefit derived, based upon estimated cash flows, from having a customer in place versus having to incur the time, cost and foregone cash flow required to develop or replace the customer. The amounts assigned to the core technology and customer relationships are $23.5 million and $0.9 million, respectively.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

	Year Ended	Year Ended
	December 30,	December 31,
	2007	2006

Revenue	$366,854	$187,103
Net income (loss)	$17,388	$(38,957)
Net income (loss) per share, basic	$0.32	$(0.68)
Net income (loss) per share, diluted	$0.29	$(0.68)

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Account Details

The following is a summary of short-term investments as of December 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government agencies	$42,648	$108	$—	$42,756
Debt securities issued by the states of the United States and political subdivisions of the states	14,675	—	—	14,675
Corporate debt securities	153,547	252	(89)	153,710

Total	$210,870	$360	$(89)	$211,141

Gross realized losses on sales of available-for-sale securities totaled approximately $0, $35,000 and $0 for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Gross realized gains on sales of available-for-sale securities totaled approximately $8,000, $0, and $0 for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. As of December 30, 2007, all of the Company’s investments in a gross unrealized loss position had been in such position for less than 12 months. Impairments are not considered other than temporary as the Company has the intent and ability to hold these investments until maturity.

The Company also recorded an unrealized gain, net of tax, of $10.8 million as of December 31, 2006, related to the investment in common stock of Solexa (see Note 2). The net unrealized gain is classified as a part of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet as of December 31, 2006. This unrealized gain was eliminated as part of the Company’s purchase accounting upon the closing of the merger on January 26, 2007.

Contractual maturities of short-term investments at December 30, 2007 were as follows (in thousands):

Estimated
Fair Value

Due within one year	$14,675
After one but within five years	196,466

Total	$211,141

Accounts receivable consist of the following (in thousands):

	December 30,	December 31,
	2007	2006

Accounts receivable from product and service sales	$82,144	$39,627
Notes receivable from product sales	—	112
Accounts receivable from government grants	15	167
Other receivables	1,500	416

	83,659	40,322
Allowance for doubtful accounts	(540)	(338)

Total	$83,119	$39,984

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory, net, consists of the following (in thousands):

	December 30,	December 31,
	2007	2006

Raw materials	$27,098	$8,365
Work in process	20,321	8,907
Finished goods	6,561	2,897

Total	$53,980	$20,169

Property and equipment consist of the following (in thousands):

	December 30,	December 31,
	2007	2006

Leasehold improvements	$4,531	$1,760
Manufacturing and laboratory equipment	50,384	30,523
Computer equipment and software	18,772	10,383
Furniture and fixtures	3,691	3,114

	77,378	45,780
Accumulated depreciation and amortization	(31,104)	(20,146)

Total	$46,274	$25,634

Depreciation expense was $11.5 million, $6.0 million and $3.8 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Intangible assets consist of the following (in thousands):

	December 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Acquired intangible assets:
Core technology	$23,500	$(2,154)	$—	$—
Customer relationships	900	(275)	—	—

Total acquired intangible assets	24,400	(2,429)	—	—
Other intangible assets:
License agreements	1,029	(884)	944	(836)
Licensed technology	36,000	—	—	—

Total intangible assets	$61,429	$(3,313)	$944	$(836)

Amortization expense associated with the acquired intangible assets was $2.4 million for the year ended December 30, 2007. There was no amortization of acquired intangibles for the years ended December 31, 2006 and January 1, 2006, respectively.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual amortization of intangible assets for the next five years is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2008	$7,194
2009	7,193
2010	6,905
2011	6,870
2012	6,858
2013 and thereafter	23,096

Total	$58,116

Accrued liabilities consist of the following (in thousands):

	December 30,	December 31,
	2007	2006

Compensation	$17,410	$8,239
Taxes	8,298	1,804
Short-term deferred revenue	7,541	3,382
Customer deposits	5,266	3,703
Legal and other professional fees	4,276	3,831
Reserve for product warranties	3,716	996
Short-term deferred rent	1,251	—
Short-term deferred gain on sale of building	171	375
Other	2,923	1,530

Total	$50,852	$23,860

4.	Warranties

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s reserve for product warranties during the three years ended December 30, 2007 are as follows (in thousands):

Balance as of January 2, 2005	$387
Additions charged to cost of revenue	1,094
Repairs and replacements	(730)

Balance as of January 1, 2006	751
Additions charged to cost of revenue	1,379
Repairs and replacements	(1,134)

Balance as of December 31, 2006	996
Additions charged to cost of revenue	4,939
Repairs and replacements	(2,219)

Balance as of December 30, 2007	$3,716

5.	Convertible Senior Notes

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

In connection with the offering of the notes, the Company entered into convertible note hedge transactions (the hedge) with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase up to 11,451,480 shares of the Company’s common stock, subject to adjustment, at an initial strike price of $43.66 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants to acquire up to 18,322,320 shares of the Company’s common stock (the warrants), subject to adjustment, at an initial strike price of $62.87 per share, subject to adjustment. The cost of the hedge that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million and is reflected as a reduction of additional paid-in capital as of December 30, 2007. The hedge is expected to reduce the potential equity dilution upon conversion of the notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the hedge. The warrants could have a dilutive effect on the Company’s earnings per share to the extent

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the price of the Company’s common stock during a given measurement period exceeds the strike price of the warrants.

6.	Commitments

Deferred Gain/Building Loan

In August 2004, the Company completed a sale-leaseback transaction of its land and buildings located in San Diego. The sale of this property resulted in a $3.7 million gain. Effective upon the closing of the sale, the Company leased the property back from the buyer for an initial term of ten years, which was extended in February 2007 to 19 years. In accordance with SFAS No. 13, Accounting for Leases, the Company has deferred the gain and is amortizing it over the 19-year lease term.

Operating Leases

The Company leases office and manufacturing facilities under various noncancellable operating lease agreements. Facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. The Company is headquartered in San Diego, California and leases facilities in Hayward, California, Wallingford, Connecticut, the United Kingdom, the Netherlands, Japan, and Singapore.

Annual future minimum payments under these operating leases as of December 30, 2007 were as follows (in thousands):

2008	$10,329
2009	7,550
2010	7,486
2011	7,669
2012	7,743
2013 and thereafter	79,658

Total	$120,435

Rent expense, net of amortization of the deferred gain on sale of property, was $7.7 million, $4.7 million and $4.7 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

7.	Stockholders’ Equity

Common Stock

As of December 30, 2007, 4,848,395 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. As of December 30, 2007, 10,417 shares of common stock were subject to repurchase. In addition, during 2005, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period. As part of the Solexa acquisition, the Company assumed 53,664 shares of restricted stock issued to an employee under the 2005 Solexa Equity Incentive Plan. These shares vest and become exercisable at the rate of 25% on the first anniversary of the date of grant and ratably on a quarterly basis over a period of 36 months thereafter.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

2005 Stock and Incentive Plan

In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. Additionally, in connection with the acquisition of Solexa, the Company assumed stock options granted under the 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan). As of December 30, 2007, an aggregate of up to 13,485,619 shares of the Company’s common stock were reserved for issuance under the 2005 Stock Plan and the 2005 Solexa Equity Plan. The 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. As of December 30, 2007, options to purchase 1,834,384 shares remained available for future grant under the 2005 Stock Plan and 2005 Solexa Equity Plan.

The Company’s stock option activity under all stock option plans from January 2, 2005 through December 30, 2007 is as follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at January 2, 2005	6,205,020	$6.99
Granted	2,992,300	$10.02
Exercised	(869,925)	$4.66
Cancelled	(1,001,964)	$11.00

Outstanding at January 1, 2006	7,325,431	$7.96
Granted	2,621,050	$27.24
Exercised	(1,273,119)	$7.28
Cancelled	(314,242)	$12.44

Outstanding at December 31, 2006	8,359,120	$13.94
Options assumed through business combination	1,424,332	$21.37
Granted	3,784,508	$40.64
Exercised	(2,179,286)	$12.06
Cancelled	(964,740)	$22.38

Outstanding at December 30, 2007	10,423,934	$24.26

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a further breakdown of the options outstanding as of December 30, 2007:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$0.03-5.99	1,243,927	4.89	$4.48	788,144	$3.84
$6.00-8.52	1,213,703	6.30	$7.87	643,821	$7.65
$8.60-12.28	1,052,123	6.46	$9.49	597,737	$9.43
$12.30-20.97	1,714,245	7.62	$17.90	712,249	$17.51
$21.31-30.54	1,094,170	8.28	$26.89	353,553	$26.28
$30.55-35.68	1,070,526	9.02	$34.24	121,149	$34.93
$35.82-39.22	907,327	8.75	$38.95	140,801	$39.09
$39.42-40.08	1,267,250	9.08	$40.07	212,128	$40.08
$40.23-640.99(1)	860,049	9.60	$49.93	15,576	$81.16
$3,123.55(1)	614	2.15	$3,123.55	614	$3,123.55

$0.03-3,123.55	10,423,934	7.68	$24.26	3,585,772	$15.83

(1)	Adjusted for reverse split of securities underlying options assumed with Solexa acquisition.

The weighted average remaining life in years of options exercisable is 6.57 years as of December 30, 2007.

The aggregate intrinsic value of options outstanding and options exercisable as of December 30, 2007 was $376.0 million and $161.2 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $60.09 as of December 28, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $72.1 million and $34.0 million for the years ended December 30, 2007 and December 31, 2006, respectively.

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

The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the Purchase Plan provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. 133,481, 266,394 and 717,164 shares were issued under the Purchase Plan during fiscal 2007, 2006 and 2005, respectively. As of December 30, 2007, there were 4,035,180 shares available for issuance under the Purchase Plan.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

In 2007 the Company began granting restricted stock units pursuant to its 2005 Stock and Incentive Plan as part of its regular annual employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, restricted stock units granted in the year ended December 30, 2007, vest over four years as follows: 15% of the shares will vest one year from the date of grant, 15% will vest two years from the date of grant, 30% will vest three years from the date of grant, and 40% will vest four years from the date of grant.

A summary of the Company’s restricted stock unit activity and related information in the fiscal year ended December 30, 2007 is as follows:

Restricted Stock Units

Outstanding at December 31, 2006	—
Awarded	197,750
Vested	—
Cancelled	(500)

Outstanding at December 30, 2007	197,250

The weighted average grant-date fair value per share for the restricted stock units was $51.37 for the year ended December 30, 2007.

Based on the closing price of the Company’s common stock of $60.09 on December 28, 2007, the total pretax intrinsic value of all outstanding restricted stock units on that date was $11,852,752.

No restricted stock units were outstanding as of December 31, 2006.

Warrants

In conjunction with its acquisition of Solexa, Inc. on January 26, 2007, the Company assumed 2,244,843 warrants issued by Solexa prior to the acquisition. During the year ended December 30, 2007, there were 399,315 warrants exercised, resulting in cash proceeds to the Company of approximately $6.1 million. As of December 30, 2007, 126,082 of the assumed warrants had expired.

A summary of all warrants outstanding as of December 30, 2007 is as follows:

Number of Shares	Exercise Price	Expiration Date

31,989	$57.62	9/24/2008
119,255	$14.54	4/25/2010
526,619	$14.54	7/12/2010
404,623	$21.81	11/23/2010
636,960	$21.81	1/19/2011
18,322,320(1)	$62.87	2/15/2014

20,041,766

(1)	Represents warrants sold in connection with the offering of the Company’s Convertible Senior Notes (See Note 5).

No warrants were outstanding as of December 31, 2006.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

In conjunction with its issuance of $400 million principal amount of 0.625% Convertible Senior Notes due 2014 on February 16, 2007, the Company repurchased 5.8 million shares of its outstanding common stock for approximately $201.6 million in privately negotiated transactions concurrently with the offering.

On February 20, 2007, the Company executed a Rule 10b5-1 trading plan to repurchase up to $75.0 million of its outstanding common stock over a period of six months. The Company repurchased approximately 1.6 million shares of its common stock under this plan for approximately $50.0 million. As of December 30, 2007, this plan had expired.

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

8.	Litigation Settlements

In the recent past, the Company incurred substantial costs in defending against patent infringement claims and expects, going forward, to devote substantial financial and managerial resources to protect the Company’s intellectual property and to defend against any future claims asserted against the Company.

Affymetrix Litigation

On January 9, 2008, we resolved all our outstanding litigations with Affymetrix, Inc. (Affymetrix) by entering into a settlement agreement in which we agreed, without admitting liability, to make a one-time payment to Affymetrix of $90.0 million. In return, Affymetrix agreed to dismiss with prejudice all lawsuits it had brought against us, and we agreed to dismiss with prejudice our counterclaims in the relevant lawsuits. In exchange for the payment, Affymetrix agreed not to sue us or our affiliates or customers for making, using or selling any of our current products, evolutions of those products or services related to those products. In addition, Affymetrix agreed that, for four years, it will not sue us for making, using or selling our products or services that are based on future technology developments. The covenant not to sue covers all fields other than photolithography, the process by which Affymetrix manufactures its arrays and a field in which we do not operate.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The January 2008 settlement resolved complaints Affymetrix had previously filed in the U.S. and abroad. Specifically, on July 26, 2004, Affymetrix had filed a complaint in the U.S. District Court for the District of Delaware alleging that the use, manufacture and sale of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe six Affymetrix patents. At that time Affymetrix was also seeking an injunction against the sale of any products that would ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees. Subsequently, on October 24, 2007, Affymetrix had filed complaints in the U.S. District Court for the District of Delaware, in Regional Court in Düsseldorf (Germany), and in the High Court of Justice, Chancery Division — Patents Court in London (United Kingdom) alleging that the use, manufacture and sale of certain of our BeadArray products and services, including our Array Matrix and BeadChip products, infringe three U.S. patents and three European patents of Affymetrix. In its U.S. complaint filed in 2007, Affymetrix had also alleged that our sequencing technology, including the Genome Analyzer, infringes two Affymetrix U.S. patents. Affymetrix also sought an injunction against the sale of any products that would ultimately be determined to infringe these patents, unspecified monetary damages, interest and attorneys’ fees.

As of December 30, 2007, the Company accrued for the total $90.0 million payment as a result of the settlement, of which $36.0 million was recorded as licensed technology and classified as an intangible asset. The remaining $54.0 million was charged to expense during the fourth quarter of 2007 and is included in income (loss) from operations on the Consolidated Statements of Operations. This allocation was determined in accordance with SFAS No. 5, Accounting for Contingencies, and EITF 00-21 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. The value of the licensed technology is the benefit derived, calculated using estimated discounted cash flows and future revenue projections, from the perpetual covenant not to sue for damages related to the sale of the Company’s current products. The Company utilized a discount rate of 9.25% when preparing this model. The effective life and related amortization will be based on the higher of the percentage of usage or the straight-line method. This percentage of usage will be determined using the revenues generated from products covered by the patents previously under dispute. These patents expire at various times through 2015.

Former Employee Claim

On June 15, 2005, a former employee of the Company filed suit against the Company in the U.S. District Court for the District of Delaware seeking an order requiring the Company and the U.S. Patent and Trademark Office to correct the inventorship of certain of the Company’s patents and patent applications by adding the former employee as an inventor, alleging that the Company committed inequitable conduct and fraud in not naming him as an inventor, and seeking a judgment declaring certain of the Company’s patents and patent applications unenforceable, unspecified monetary damages and attorney’s fees. On January 30, 2008, this dispute was resolved to the mutual satisfaction of the parties by entering into a release and settlement agreement pursuant to which all claims pending in that litigation were dismissed with prejudice. As a result of the settlement, the Company recognized a charge of $0.5 million for the year ended December 30, 2007 in income (loss) from operations on the Consolidated Statements of Operations.

Applied Biosystems Litigation

On December 26, 2006, the Applied Biosystems Group of Applera Corporation (Applied Biosystems) filed suit in California Superior Court, Santa Clara County against Solexa (which was acquired by the Company on January 26, 2007). This State Court action is about the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz) who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Biosystems filed a second suit, this time against the Company, in the U.S. District Court for the Northern District of California. This second suit seeks a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division.

The Macevicz patents relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (Sequencing-by-Ligation). The Company’s Genome Analyzer system uses a different technology called DNA Sequencing-by-Synthesis (SBS), which is not covered by any of these patents. In addition, the sequencing technology originally used by Lynx Therapeutics (called “MPSStm”) is not based on the methods covered by the Macevicz patents. In any event, the Company has never used MPSStm in the Company’s sequencing platform. Furthermore, the Company has no plans to use any of the Sequencing-by-Ligation technologies covered by these patents. By these consolidated actions Applied Biosystems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement of these patents. Applied Biosystems is not asserting any claim for patent infringement against the Company.

9.	Collaborative Agreements

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

Under the agreement, the Company will be responsible for the manufacturing, marketing and selling of the diagnostic products. The companies will share the development costs of these products and split the profits from sales of the diagnostics tests. The Development Agreement may be terminated as to a particular product under development if one party decides to discontinue funding the development of that product, and may be terminated in whole by either party if the other party commits an uncured material breach, files for bankruptcy or becomes insolvent. Under a separate supply agreement, the Company installed instrumentation at deCODE that will enable deCODE to perform whole genome association studies on up to 100,000 samples using the Company’s Sentrix HumanHap300 BeadChips and associated reagents. The Company has deferred approximately $2.0 million of revenue for instruments installed during the third quarter of 2006 under guidance provided by SFAS No. 48, Revenue Recognition When Right of Return Exists. This amount is classified as a long-term liability as of December 30, 2007. The Company has also deferred approximately $1.3 million of costs related to product shipments to deCODE, which are classified as a long-term asset as of December 30, 2007.

10.	Investment in Genizon BioSciences Inc.

In January 2006, Genizon BioSciences Inc. (Genizon), a Canadian company focused on gene discovery, purchased from the Company approximately $1.9 million in equipment and committed to purchase an additional $4.3 million in consumables. The Company understands that Genizon is using the Company’s products to perform whole-genome and targeted association studies involving thousands of members of the Quebec Founder Population. The goal of the studies is to provide understanding of the genetic origins and mechanisms of common diseases which may then lead to possible drug targets.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006, the Company entered into a Subscription Agreement for Secured Convertible Debentures with Genizon. Pursuant to the agreement, the Company purchased a Secured Convertible Debenture (the Debenture) of Genizon and certain warrants for CDN $3.5 million (approximately U.S. $3.0 million). The Debenture matures two years from issuance and bears interest, payable semiannually, at a rate of 5% per annum for the first year and 12.5% per annum for the second year. Unless the Debenture is converted before maturity, 112.5% of the principal amount of the Debenture is due upon maturity. The Company also received warrants to purchase 226,721 shares of Genizon Class H Preferred Shares at an exercise price of $1.54 per share.

The Company concluded that the purchase of the Debenture and the concurrent purchase by Genizon of the Company’s products are “linked” transactions under guidance contained in EITF No. 00-21. Since the transactions are considered “linked,” the Company deferred approximately $3.0 million of revenue (the face value of the Debentures) in the first quarter of 2006, related to the Genizon product shipments. During the fourth quarter of 2007, the Company sold the Debenture and warrants to third party investors for the face value of the Debenture (CDN $3.5 million or approximately U.S. $3.0 million) plus accrued interest, at which time the associated deferred revenue was recognized. Deferred costs of approximately $1.1 million related to product shipments to Genizon were also recognized in the fourth quarter of 2007, as well as approximately $0.5 million of foreign exchange gain due to the appreciation of the Canadian dollar versus the U.S. dollar between the debenture purchase and sale dates.

11.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Current:
Federal	$18,564	$1,125	$—
State	4,801	1,177	—
Foreign	(2,172)	903	105

Total current provision	21,193	3,205	105
Deferred:
Federal	(20,254)	—	—
State	(11,622)	—	—
Foreign	257	(553)	58

Total deferred provision	(31,619)	(553)	58

Total tax provision (benefit)	$(10,426)	$2,652	$163

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income (loss) before taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Tax at federal statutory rate	$(101,075)	$14,945	$(7,043)
State, net of federal benefit	(174)	767	633
Alternative minimum tax	—	1,125	—
Research and other credits	(4,981)	(1,900)	(1,239)
Acquired in-process research & development	106,190	—	5,372
Adjustments to deferred tax balances	(690)	(3,509)	2,952
Change in valuation allowance	(17,125)	(10,038)	(1,138)
Permanent differences	1,229	818	(226)
Foreign rate adjustments	6,426	3	(28)
Other	(226)	441	880

Total tax provision (benefit)	$(10,426)	$2,652	$163

The income (loss) before income taxes summarized by region is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

United States	$58,445	$42,612	$(21,365)
Foreign	(347,230)	8	654

Total income (loss) before income taxes	$(288,785)	$42,620	$(20,711)

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 30,	December 31,
	2007	2006

Deferred tax assets:
Net operating losses	$34,277	$13,728
Tax credits	11,465	10,831
Deferred revenue	2,236	2,859
Capitalized research and development costs	2,018	1,290
Accrued litigation settlements	21,427	—
Other accruals and reserves	6,326	2,491
Stock compensation	8,166	4,736
Convertible debt	49,137	—
Other, net	8,068	2,592

Total deferred tax assets	143,120	38,527
Valuation allowance on deferred tax assets	(28,343)	(36,458)

Net deferred tax assets	114,777	2,069

Deferred tax liabilities:
Property and equipment	(408)	(1,516)
Net unrealized gain on investments	(106)	(6,987)
Purchased intangible amortization	(7,084)	—

Total deferred tax liabilities	(7,598)	(8,503)

Net deferred tax assets (liabilities)	$107,179	$(6,434)

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 30, 2007, the Company has concluded that it is more likely than not that a significant portion of its deferred tax assets will be realized and, accordingly the Company released a portion of its valuation allowance, approximately $17.1 million of which was recorded as a reduction to the tax provision. Based upon the available evidence as of December 30, 2007, the Company is not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, the Company has recorded a valuation allowance of approximately $2.9 million and $25.4 million against certain U.S. and foreign deferred tax assets, respectively.

As of December 30, 2007, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $28.7 million and $99.1 million respectively, which begin to expire in 2025 and 2015 respectively, unless previously utilized. In addition, the Company also had U.S. federal and state research and development tax credit carryforwards of approximately $9.2 million and $9.3 million respectively, which begin to expire in 2018 and 2019 respectively, unless previously utilized.

As of December 30, 2007, the valuation allowance includes approximately $20.2 million of pre-acquisition deferred tax assets of Solexa. To the extent any of these assets are recognized, the adjustment will be applied first to reduce to zero any goodwill related to the acquisition, and then as a reduction to the tax provision. During 2007, the Company recorded approximately $2.1 million as a

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction to goodwill related to pre-acquisition deferred tax assets that previously had a valuation allowance recorded against them and were recognized during the year.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of December 30, 2007.

Due to the adoption of SFAS No. 123R, the Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During 2007, the Company realized approximately $20.1 million of such excess tax benefits, and accordingly recorded a corresponding credit to additional paid in capital. As of December 30, 2007, the Company has approximately $11.2 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the tax provision.

Residual United States income taxes have not been provided on approximately $1.7 million of undistributed earnings of foreign subsidiaries as of December 30, 2007, since the earnings are considered to be permanently invested in the operations of such subsidiaries.

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires recognition of the impact of a tax position in the Company’s financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The adoption of FIN No. 48 did not result in an adjustment to the Company’s opening stockholders’ equity since there was no cumulative effect from the change in accounting principle.

The following table summarizes the gross amount of the Company’s uncertain tax positions (in thousands):

Balance at January 1, 2007	$5,381
Increases related to current year tax positions	1,619
Increase of uncertain tax positions resulting from Solexa acquisition	14,376

Balance at December 30, 2007	$21,376

As of December 30, 2007, approximately $5.8 million of the Company’s uncertain tax positions would reduce the Company’s annual effective tax rate, if recognized.

The Company does not expect its uncertain tax positions to change significantly over the next 12 months. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of December 30, 2007, no interest or penalties have been accrued related to the Company’s uncertain tax positions. Tax years 1998 to 2007 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary. During the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the Company made matching contributions of $1.4 million, $0.4 million, and $0, respectively.

13.	Segment Information, Geographic Data and Significant Customers

Subsequent to December 30, 2007, the Company reorganized its operating structure to further leverage the synergies between its sequencing and genotyping businesses. Under the new structure, a newly created Life Sciences Business Unit will include all products and services related to the research market, namely the BeadArray, BeadXpress and Sequencing product lines. The Company has also created a Diagnostics Business Unit to put more focus on the emerging opportunity in molecular diagnostics. The Diagnostics Business Unit plans to develop diagnostic content for the BeadXpress system, and ultimately for the Company’s sequencing products. For the fiscal year ended December 30, 2007, the Company had no activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operated in one segment for the fiscal year ended December 30, 2007. Beginning January 2008, the Company will have two reportable segments including the Life Sciences Business Unit and the Diagnostics Business Unit.

The Company had revenue in the following regions for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

United States	$207,692	$103,043	$45,480
Europe	109,556	55,440	17,551
Asia	35,155	15,070	6,850
Other	14,396	11,033	3,620

Total	$366,799	$184,586	$73,501

The Company had no customers that provided more than 10% of total revenue in the years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Long-lived assets include property and equipment, net, goodwill and intangible assets, net. The Company had long-lived assets in the following regions as of December 30, 2007 and December 31, 2006 (in thousands):

	Year Ended	Year Ended
	December 30,	December 31,
	2007	2006

United States	$311,686	$27,505
Europe	21,175	133
Asia	263	229
Other	—	—

Total	$333,124	$27,867

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in long-lived assets located in the United States and Europe at December 30, 2007 compared to December 31, 2006 was primarily due to the Solexa acquisition and the settlement of the Affymetrix litigation.

14.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2007 and 2006 are as follows (in thousands except per share data):

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2),(3)

2007:
Total revenue	$72,150	$84,535	$97,510	$112,604
Total cost of revenue	25,120	30,141	37,078	40,097
Net income (loss)	(298,076)	9,264	14,503	(4,050)
Net income (loss) per share, basic	(5.58)	0.17	0.27	(0.07)
Net income (loss) per share, diluted	(5.58)	0.16	0.24	(0.07)
2006:
Total revenue	$29,102	$41,577	$53,472	$60,435
Total cost of revenue	9,293	13,576	16,356	20,119
Net income (loss)	(104)	6,768	16,162	17,142
Net income (loss) per share, basic	(0.00)	0.16	0.35	0.37
Net income (loss) per share, diluted	(0.00)	0.14	0.32	0.34

The sum of the net income (loss) per share for each of the four quarters within each fiscal year presented may not equate to the net income (loss) per share reported for the full fiscal year because different numbers of shares were outstanding during the periods presented.

(1)	During the first quarter of 2007, the Company recorded a $303.4 million charge related to acquired in-process research and development from the Solexa acquisition.

(2)	During the fourth quarter of 2007, the Company recorded a $54.0 million charge related to the settlement of its Affymetrix litigation.

(3)	During the fourth quarter of 2007, the Company recorded a $11.1 million benefit related to the release of the valuation allowance recorded against certain U.S. deferred tax assets.

15.	Subsequent Events

Litigation Settlements

Subsequent to year-end, the Company entered into two settlement agreements. On January 9, 2008, the Company entered into a settlement agreement with Affymetrix to resolve its patent litigation (see Note 8). The cash settlement of $90.0 million was paid on January 25, 2008. On January 30, 2008 a dispute with a former employee was resolved regarding the inventorship of certain of the Company’s patents. All claims pending in that litigation were dismissed with prejudice in accordance with the release and settlement agreement (see Note 8). The cash settlement of $0.5 million was paid on February 6, 2008.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

At February 19, 2008, the Company held approximately $55.9 million of auction rate securities issued primarily by municipalities and universities. In February 2008, auctions failed for $10.7 million of these auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in the Company’s investment portfolio will continue to succeed and as a result its ability to liquidate its investment and fully recover the carrying value of the Company’s investment in the near term may be limited or not exist. All of the Company’s auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. The Company believes it will be able to liquidate its investment without significant loss within the next year, and currently believes these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 30 years) to realize these investments’ recorded value. Based on the Company’s expected operating cash flows, and its other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 30, 2007

	Allowance
	for Doubtful	Reserve for
	Accounts	Inventory
	(In thousands)

Balance as of January 2, 2005	$146	$1,038
Charged to expense	167	304
Utilizations	—	(247)

Balance as of January 1, 2006	313	1,095
Charged to expense	179	127
Utilizations	(154)	(372)

Balance as of December 31, 2006	338	850
Acquired through business acquisition	—	439
Charged to expense	237	1,863
Utilizations	(35)	(1,063)

Balance as of December 30, 2007	$540	$2,089