Form 10-Q
period 2008-03-30
ILLUMINA INC
filed 2008-04-28
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 30, 2008

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2008, there were 56,423,939 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 30, 2008	December 30, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,614	$174,941
Short-term investments	156,688	211,141
Accounts receivable, net	91,412	83,119
Inventory, net	54,817	53,980
Deferred tax assets, current portion	33,170	26,934
Prepaid expenses and other current assets	9,961	12,640

Total current assets	464,662	562,755
Property and equipment, net	55,035	46,274
Long-term investments	53,496	—
Goodwill	228,734	228,734
Intangible assets, net	55,690	58,116
Deferred tax assets, long-term portion	66,036	80,245
Other assets, net	12,099	11,608

Total assets	$935,752	$987,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,518	$75,163
Litigation settlements payable	—	90,536
Current portion of long-term debt	400,006	16

Total current liabilities	469,524	165,715
Long-term debt, less current portion	—	400,000
Other long-term liabilities	15,139	10,339
Commitments and contingencies
Stockholders’ equity	451,089	411,678

Total liabilities and stockholders’ equity	$935,752	$987,732

(1)	The Condensed Consolidated Balance Sheet at December 30, 2007 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue:
Product revenue	$110,683	$61,266
Service and other revenue	11,178	10,884

Total revenue	121,861	72,150

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $1,305 and $883, respectively, and excluding amortization of intangible assets)	42,526	21,815
Cost of service and other revenue (including non-cash stock compensation expense of $99 and $63, respectively)	3,555	3,305
Research and development (including non-cash stock compensation expense of $3,307 and $1,931, respectively)	20,564	15,956
Selling, general and administrative (including non-cash stock compensation expense of $6,146 and $4,801, respectively)	33,827	23,633
Amortization of intangible assets	2,415	442
Acquired in-process research and development	—	303,400

Total costs and expenses	102,887	368,551

Income (loss) from operations	18,974	(296,401)
Interest and other income, net	3,580	2,722

Income (loss) before income taxes	22,554	(293,679)
Provision for income taxes	9,126	4,397

Net income (loss)	$13,428	$(298,076)

Net income (loss) per basic share	$0.24	$(5.58)

Net income (loss) per diluted share	$0.21	$(5.58)

Shares used in calculating basic net income (loss) per share	55,834	53,422

Shares used in calculating diluted net income (loss) per share	63,764	53,422

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 30,	April 1,
	2008	2007
Operating activities:
Net income (loss)	$13,428	$(298,076)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Acquired in-process research and development	—	303,400
Amortization of increase in inventory valuation	—	816
Amortization of intangible assets	2,415	442
Amortization of debt issuance costs	339	165
Depreciation expense	3,777	2,594
Loss on disposal of property and equipment	—	2
Stock-based compensation expense	10,857	7,678
Amortization of gain on sale of land and building	(43)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(6,262)	(8,209)
Inventory	(732)	(8,203)
Deferred tax assets	7,992	9
Prepaid expenses and other current assets	2,256	(409)
Other assets	(730)	1,430
Accounts payable and accrued liabilities	(9,716)	9,583
Litigations settlements payable	(90,536)	—
Accrued income taxes	(582)	3,659
Other long-term liabilities	4,782	(178)

Net cash (used in) provided by operating activities	(62,755)	14,643

Investing activities:
Cash obtained in acquisition, net of cash paid for transaction costs	—	76,745
Purchases of available-for-sale securities	(166,178)	(157,550)
Sales and maturities of available-for-sale securities	165,018	49,634
Purchases of property and equipment	(6,963)	(3,239)

Net cash used in investing activities	(8,123)	(34,410)

Financing activities:
Payments on long-term debt	(9)	(37)
Proceeds from issuance of convertible debt, net of issuance costs	—	390,745
Purchase of convertible note hedges	—	(139,040)
Sale of warrants	—	92,440
Common stock repurchases	—	(250,889)
Proceeds from issuance of common stock	15,988	11,731

Net cash provided by financing activities	15,979	104,950

Effect of foreign currency translation on cash and cash equivalents	(1,428)	(40)

Net (decrease) increase in cash and cash equivalents	(56,327)	85,143
Cash and cash equivalents at beginning of period	174,941	38,386

Cash and cash equivalents at end of period	$118,614	$123,529

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
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2007 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, as filed with the Securities and Exchange Commission (SEC) on February 26, 2008.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three months ended March 30, 2008 and April 1, 2007 were both 13 weeks.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, flow cells, instrumentation, and oligonucleotides (oligos), which are short sequences of DNA. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.
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
     While the majority of its sales agreements contain standard terms and conditions, the Company does enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the delivered item carries a general right of return, delivery or performance of the undelivered items is considered probable and substantially in the Company’s control. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. The fair value of an item is generally the price charged for the product, if the item is regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, the arrangement consideration is generally allocated to each unit of accounting based upon its relative fair value. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. When the Company is unable to establish stand-alone value for delivered items or when fair value of undelivered items has not been established, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. The Company recognizes revenue for delivered elements only when it determines that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.
Stock-Based Compensation
     The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. This model incorporates various assumptions including volatility, expected life, and interest rates. During the comparable period of the prior year, the Company used an expected stock-price volatility assumption that was primarily based on historical realized volatility of the stock during a period of time. For the current quarter, volatility was determined by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.
     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the Employee Share Purchase Plan (ESPP) during those periods are as follows:

Three Months Ended
	March 30, 2008	April 1, 2007
Interest rate – stock options	2.90 – 3.06%	4.71 – 4.75%
Interest rate – stock purchases	4.47 – 4.71%	4.83 – 4.86%
Volatility – stock options	55 – 56%	69 – 70%
Volatility – stock purchases	58 – 69%	75 – 76%
Expected life – stock options	6 years	6 years
Expected life – stock purchases	6-12 months	6-12 months
Expected dividend yield	0%	0%
Weighted average fair value per share of options granted	$35.63	$25.82
Weighted average fair value per share of employee stock purchases	$16.63	$11.84
     As of March 30, 2008, approximately $147.9 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately two years.

Net Income (Loss) per Share
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

	Three Months Ended
	March 30, 2008	April 1, 2007
Weighted-average shares outstanding	55,834	53,455
Less: Weighted-average shares of common stock subject to repurchase	—	(33)

Weighted-average shares used in calculating basic net income (loss) per share	55,834	53,422

Plus: Effect of dilutive potential common shares	7,930	—

Weighted-average shares used in calculating diluted net income (loss) per share	63,764	53,422

     The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method, was 10,484,903 for the three months ended March 30, 2008, as their effect was antidilutive. The number of warrants, assumed as part of the Company’s merger with Solexa, Inc. on January 26, 2007, excluded from the calculation of diluted net loss per share was 1,719,446 for the three months ended March 30, 2008.
     The dilutive effect of warrants sold to the initial purchasers and/or their affiliates of the Convertible Senior Notes to acquire a maximum of 18,322,320 shares of the Company’s common stock was 709,275 shares for the three months ended March 30, 2008. These warrants were included in the calculation of diluted net income per share for the three months ended March 30, 2008 since the average fair market value of the Company’s stock during the period was above the strike price of $62.87 per share.
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale securities, including a temporary impairment charge of $2.4 million in the three months ended March 30, 2008 associated with the Company’s auction rate securities. Refer to Note 4 for further discussion regarding this unrealized loss.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income (loss)	$13,428	$(298,076)
Foreign currency translation adjustments	374	136
Unrealized loss on investments	(1,284)	(10,824)

Total other comprehensive income (loss)	$12,518	$(308,764)

Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current period’s presentation.
Recent Accounting Pronouncements
     SFAS No. 141(R), Business Combinations, was issued in December of 2007. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and sets forth what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this pronouncement will have on the Company’s consolidated financial statements.
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

     Based on the estimated fair values at the acquisition date, the Company allocated $303.4 million to in-process research and development (IPR&D), $62.2 million to tangible assets acquired and liabilities assumed and $24.4 million to intangible assets. The remaining excess of the purchase price over the fair value of net assets acquired of $228.7 million was allocated to goodwill.
     The results of Solexa’s operations have been included in the Company’s consolidated financial statements since the acquisition date of January 26, 2007. The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

Three Months Ended
April 1, 2007
Revenue	$72,205
Net loss	$(2,329)
Basic and diluted net loss per share	$(0.04)
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
3. Segment Information
     During the first quarter of 2008, the Company announced its plans to reorganize its operating structure to further leverage the synergies between its sequencing and genotyping businesses. Under the new structure, a newly created Life Sciences Business Unit includes all products and services related to the research market, namely the BeadArray, BeadXpress and Sequencing product lines. The Company also created a Diagnostics Business Unit to put more focus on the emerging opportunity in molecular diagnostics. For the three months ended March 30, 2008, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operated in one segment for the three months ended March 30, 2008.
4. Cash and Cash Equivalents and Investments
     Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Investments are comprised of available-for-sale securities recorded at estimated fair value. Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
     As of March 30, 2008, the Company’s excess cash balances were primarily invested in marketable debt securities, including commercial paper and corporate bonds and notes with strong credit ratings, treasury bills, or short maturity mutual funds providing similar financial returns. Additionally, the Company had $55.9 million in auction rate securities issued primarily by municipalities and universities. During the three months ended March 30, 2008, the Company recorded an unrealized loss of $2.4 million due to the failure associated with the auctions of each of these securities, which caused the Company’s ability to liquidate its investment and fully recover the carrying value in the near term to be limited or not exist. The Company has determined this reduction in fair value to be temporary. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 30, 2008 to $53.5 million. These securities are classified as long-term investments, and the unrealized loss is included as a component of other comprehensive income within stockholders’ equity in the Company’s balance sheet.

     The Company’s municipal auction rate securities are rated by the following agencies: Fitch, Moody’s and Standard & Poor’s. All of the Company’s securities are currently rated AAA, the highest rating. Although their credit ratings have not deteriorated, there has been insufficient demand at auction for all of our high-grade auction rate securities during the first quarter of 2008. As a result, these securities are currently not liquid. In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without a loss of principal until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. As a result, the Company has recorded an unrealized loss in the first quarter of 2008. This unrealized loss was determined in accordance with SFAS No. 157, Fair Value Measurements, which was adopted by the Company on January 1, 2008.
     As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data, the value of these securities and resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected five-year period reflective of the length of time the Company anticipates it will take the securities to become liquid. A discount rate of approximately 6% was utilized when preparing this model. The reclassification of these securities from current assets to long-term assets was deemed appropriate as the Company believes it may not be able to liquidate its investments without significant loss within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded value, the Company currently believes these securities are not permanently impaired, primarily due to the government guarantee of the underlying securities and the Company’s ability to hold these securities for the foreseeable future. The Company’s cash and cash equivalents and short-term investments total $275.3 million as of March 30, 2008. Based on the liquidity of these funds and the Company’s projected cash flows from operations, the Company believes that the illiquidity on the auction rate security investments will not materially affect its ability to execute its current business plan.
5. Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed or expired. Provisions for slow moving, excess and obsolete inventories are provided based on product life cycle and development plans, product expiration and quality issues, historical experience and inventory levels. The components of net inventories are as follows (in thousands):

	March 30, 2008	December 30, 2007
Raw materials	$25,316	$27,098
Work in process	24,039	20,321
Finished goods	5,462	6,561

	$54,817	$53,980

6. Goodwill and Intangible Assets
     The Company accounts for goodwill and intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment. The Company performed its annual impairment test of goodwill as of May 1, 2007, noting no impairment, and has determined there has been no impairment of goodwill through March 30, 2008.
     The Company’s intangible assets are comprised primarily of acquired core technology and customer relationships from the acquisition of Solexa and licensed technology from the Affymetrix settlement entered into on January 9, 2008. As a result of this settlement, the Company agreed, without admitting liability, to make a one-time payment to Affymetrix of $90.0 million. In return, Affymetrix agreed to dismiss with prejudice all lawsuits it had brought against the Company, and the Company agreed to dismiss with prejudice its counterclaims in the relevant lawsuits. Affymetrix also agreed not to sue the Company or its affiliates or customers for making, using or selling any of the Company’s current products, evolutions of those products or services related to those products. In addition, Affymetrix agreed that, for four years, it will not sue the Company for making, using or selling the Company’s products or services that are based on future technology developments. The covenant not to sue covers all fields other than photolithography, the process by which Affymetrix manufactures its arrays and a field in which the Company does not operate.

     Of the total $90.0 million payment made on January 25, 2008, $36.0 million was recorded as licensed technology and classified as an intangible asset. The remaining $54.0 million was charged to expense during the fourth quarter of 2007. This allocation was determined in accordance with SFAS No. 5, Accounting for Contingencies, and EITF 00-21 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. The value of the licensed technology is the benefit derived, calculated using estimated discounted cash flows and future revenue projections, from the perpetual covenant not to sue for damages related to the sale of the Company’s current products. The Company utilized a discount rate of 9.25% when preparing this model. The effective life of the licensed technology extends through 2015, the final expiry date of all patents considered in valuing the intangible asset. The related amortization is based on the higher of the percentage of usage or the straight-line method. The percentage of usage was determined using actual and projected revenues generated from products covered by the patents previously under dispute. For the current quarter, the percentage of usage was higher than the straight-line method, resulting in an expense of $1.8 million for the three months ended March 30, 2008.
     Acquired core technology and customer relationships are being amortized on a straight-line basis over their effective useful lives of 10 and three years, respectively. The amortization of the Company’s intangible assets is excluded from cost of product revenue and is separately classified as amortization of intangible assets on the Condensed Consolidated Statements of Operations.
     The following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates (in thousands):

	March 30, 2008			December 30, 2007
	Gross Carrying	Accumulated	Intangibles,	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net
Licensed technology	$36,000	$(1,753)	$34,247	$36,000	$—	$36,000
Core technology	23,500	(2,742)	20,758	23,500	(2,154)	21,346
Customer relationships	900	(350)	550	900	(275)	625
License agreements	1,029	(894)	135	1,029	(884)	145

	$61,429	$(5,739)	$55,690	$61,429	$(3,313)	$58,116

7. Warranties
     The Company generally provides a one-year warranty on genotyping, gene expression systems and sequencing systems. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system sales. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts are recorded as a cost of revenue ratably over the term of the maintenance contract.
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 30, 2007	$3,716
Additions charged to cost of revenue	1,406
Repairs and replacements	(670)

Balance at March 30, 2008	$4,452

8. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	March 30, 2008	December 30, 2007
Accounts payable	$27,395	$24,311
Compensation	14,311	17,410
Short-term deferred revenue	5,699	7,541
Taxes	5,665	8,298
Customer deposits	5,406	5,266
Reserve for product warranties	4,452	3,716
Legal and other professional fees	1,924	4,276
Short-term deferred rent	1,239	1,251
Short-term deferred gain on sale of building	171	171
Other	3,256	2,923

Total accounts payable and accrued liabilities	$69,518	$75,163

9. Stockholders’ Equity
     As of March 30, 2008, the Company had 56,267,190 shares of common stock outstanding, of which 4,874,526 shares were sold to employees and consultants subject to restricted stock agreements. The restricted common shares vest in accordance with the provisions of the agreements, generally over five years. In addition, the Company also issued 12,000 shares for a restricted stock award to an employee under the Company’s 2005 Stock and Incentive Plan based on service performance. These shares vest monthly over a three-year period. As part of the Solexa acquisition, the Company assumed 53,664 shares of restricted stock issued to an employee under the 2005 Solexa Equity Incentive Plan. These shares vest and become exercisable at the rate of 25% on the first anniversary of the date of grant and ratably on a quarterly basis over a period of 36 months thereafter.
     Stock Options
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. Additionally, in connection with the acquisition of Solexa, the Company assumed stock options granted under the 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan). The 2005 Stock Plan and the 2005 Solexa Equity Plan initially provided that an aggregate of up to 12,285,619 shares of the Company’s common stock be reserved and available to be issued. The 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. On January 29, 2008, our board of directors approved the New Hire Stock and Incentive Plan, which provides for the issuance of options and shares of restricted stock to newly hired employees. There is no set number of shares reserved for issuance under this Plan. As of March 30, 2008, options to purchase 2,494,742 shares remained available for future grant under the 2005 Stock Plan and 2005 Solexa Equity Plan.
     The Company’s stock option activity under all stock option plans during the specified reporting period is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 30, 2007	10,423,934	$24.26
Granted	1,124,550	$66.16
Exercised	(800,318)	$16.65
Cancelled	(263,263)	$34.47

Outstanding at March 30, 2008	10,484,903	$29.05

     The following is a further breakdown of the options outstanding as of March 30, 2008:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.03-6.50	1,148,196	4.48	$4.80	711,716	$4.20
$6.53-8.60	1,316,642	5.33	$8.17	733,251	$8.05
$8.70-13.69	1,070,723	6.43	$11.23	564,263	$10.94
$13.74-20.97	1,065,375	6.87	$19.83	394,365	$19.76
$21.31-32.38	1,157,281	8.12	$27.62	353,831	$26.72
$32.53-39.22	1,491,590	8.58	$36.51	243,980	$37.24
$39.42-40.08	1,259,035	7.84	$40.07	266,459	$40.08
$40.23-64.97	1,347,519	9.51	$54.59	27,165	$49.91
$65.16-640.98	627,468	9.92	$67.84	2,711	$126.09
$640.99-3,123.55(1)	1,074	0.01	$2,060.26	1,074	$2,060.26

$0.03-3,123.55	10,484,903	7.39	$29.05	3,298,815	$16.97

(1)	Adjusted for a reverse split of securities underlying options assumed with the Solexa acquisition.
     The weighted average remaining life in years of options exercisable is 6.50 years as of March 30, 2008.
     The aggregate intrinsic value of options outstanding and options exercisable as of March 30, 2008 was $476.7 million and $191.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $74.30 as of March 28, 2008, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $43.2 million and $12.8 million for the three months ended March 30, 2008 and April 1, 2007, respectively.
     Employee Stock Purchase Plan
     In February 2000, the board of directors and stockholders adopted the 2000 Employee Stock Purchase Plan (the Purchase Plan). A total of 7,733,713 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.
     The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the Purchase Plan provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. Shares totaling 69,664 were issued under the Purchase Plan during the three months ended March 30, 2008. As of March 30, 2008, there were 5,465,516 shares available for issuance under the Purchase Plan.
     Restricted Stock Units
     In 2007 the Company began granting restricted stock units pursuant to its 2005 Stock and Incentive Plan as part of its regular annual employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Restricted stock units granted during 2007 vest over four years as follows: 15% vest on the first and second anniversaries of the grant date, 30% vest on the third anniversary of the grant date and 40% vest on the fourth anniversary of the grant date. Effective January 2008, the Company changed the vesting schedule for grants of new restricted stock units. Currently, restricted stock units vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 35% on the fourth anniversary of the grant date.

     A summary of the Company’s restricted stock unit activity and related information for the three months ended March 30, 2008 is as follows:

Restricted Stock Units (1)
Outstanding at December 30, 2007	197,250
Awarded	109,955
Vested	—
Cancelled	(2,600)

Outstanding at March 30, 2008	304,605

(1)	Each stock unit represents the fair market value of one share of common stock.
     The weighted average grant-date fair value per share for the restricted stock units was $65.88 for the three months ended March 30, 2008.
     Based on the closing price of the Company’s common stock of $74.30 on March 28, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was $22.6 million.
     No restricted stock units were outstanding as of April 1, 2007.
     Warrants
     In conjunction with its acquisition of Solexa, the Company assumed 2,244,843 warrants issued by Solexa prior to the acquisition. During the three months ended March 30, 2008, there were no warrants exercised.
     A summary of all warrants outstanding as of March 30, 2008 is as follows:

Number of Shares		Exercise Price	Expiration Date
31,989		$57.62	9/24/2008
119,255		$14.54	4/25/2010
526,619		$14.54	7/12/2010
404,623		$21.81	11/23/2010
636,960		$21.81	1/19/2011
18,322,320	(1)	$62.87	2/15/2014

20,041,766

(1)	Represents warrants sold in connection with the offering of the Company’s Convertible Senior Notes (See Note 10).
     Treasury Stock
     In connection with its issuance of $400 million principal amount of 0.625% Convertible Senior Notes due 2014 on February 16, 2007, the Company repurchased 5.8 million shares of its outstanding common stock for approximately $201.6 million in privately negotiated transactions concurrently with the offering. Additionally, during 2007, the Company repurchased approximately 1.6 million shares of its common stock under a Rule 10b5-1 trading plan for approximately $50.0 million. This plan expired during 2007.
10. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes), which included the exercise of the initial purchasers’ option to purchase up to an additional $50.0 million aggregate principal amount of Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made an interest payment of approximately $1.3 million on February 15, 2008. The Notes mature on February 15, 2014.
     The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on an initial conversion rate, subject to adjustment, of 22.9029 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $43.66 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending April 1, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the notes will be convertible at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. The Company has determined that the requirements of the second condition were satisfied in the first quarter of 2008 and, accordingly, the Notes will be convertible from, and including March 31, 2008 through, and including, June 29, 2008. Generally upon conversion of a Note, the Company will pay the conversion value of the Note in cash, up to the principal amount of the Note. Any excess of the conversion value over the principal amount is payable in shares of the Company’s common stock. As of March 30, 2008, the principal amount of these Notes was reclassified to current liabilities. If, during the second quarter, none of the conditions to convertibility are satisfied, then the Company will reclassify the principal amount of these Notes back to long-term debt.
     In connection with the offering of the Notes in February 2007, the Company entered into convertible note hedge transactions (the hedge) with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase up to 11,451,480 shares of the Company’s common stock at an initial strike price of $43.66 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants (the warrants) to acquire up to 18,322,320 shares of the Company’s common stock at an initial strike price of $62.87 per share, subject to adjustment. The cost of the hedge that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million and was reflected as a reduction of additional paid-in capital. The hedge is expected to reduce the potential equity dilution upon conversion of the notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the hedge. The warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, and the counterparties exercise them.
11. Commitments
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
     Operating Leases
     The Company leases office and manufacturing facilities under various noncancellable operating lease agreements. Facilities leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. The Company is headquartered in San Diego, California and leases facilities in Hayward, California; Wallingford, Connecticut; the United Kingdom; the Netherlands; Japan; and Singapore.
     Rent expense, net of amortization of the deferred gain on sale of property, was $2.5 million and $1.7 million for the three months ended March 30, 2008 and April 1, 2007, respectively.
12. Legal Proceedings
     In the recent past, the Company incurred substantial costs in defending against patent infringement claims and expects, going forward, to devote substantial financial and managerial resources to protect the Company’s intellectual property and to defend against any future claims asserted against the Company.
     Applied Biosystems Litigation
     On December 26, 2006, the Applied Biosystems Group of Applera Corporation (Applied Biosystems) filed suit in California Superior Court, Santa Clara County against Solexa (which was acquired by the Company on January 26, 2007). This State Court action is about the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz), who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied Biosystems filed a second suit, this time against the Company, in the U.S. District Court for the Northern District of California. This second suit seeks a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division. By these consolidated actions, Applied Biosystems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement of these patents. Applied Biosystems is not asserting any claim for patent infringement against the Company.

     The Macevicz patents relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (sequencing-by-ligation). The Company’s Genome Analyzer and Genome Analyzer II systems use a different technology called DNA Sequencing-by-Synthesis (SBS), which the Company believes is not covered by any of these patents. In addition, the Company has no plans to use any of the Sequencing-by-Ligation technologies covered by these patents.
13. Employee Benefit Plans
      Retirement Plan
     The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary. During the three months ended March 30, 2008 and April 1, 2007, the Company made matching contributions of $0.6 million and $0.2 million, respectively.
     Executive Deferred Compensation Plan
     For the Company’s executives and members of the board of directors, the Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. Eligible participants can contribute up to 80% of their base salary and 100% of all other forms of compensation into the Plan, including bonus, commission and director fees. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death, or retirement, or a change in control of the Company. The benefits under this plan are unsecured and are general assets of the Company. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of March 30, 2008, no employer contributions were made to the Plan.
     In January 2008, the Company also established a rabbi trust for the benefit of its directors and officers under the Plan. In accordance with FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of March 30, 2008, the assets and liabilities of the trust were $1.0 million and $1.0 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s balance sheet as of March 30, 2008. Changes in the values of the assets held by the rabbi trust accrue to the directors and officers and not to the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and notes thereto for the year ended December 30, 2007 included in our Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
     The discussion and analysis in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” intend,” “may,” “plan,” “potential,” “predict,” “project,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements include, among others, the integration of Solexa, Inc.’s technology with our existing technology, the commercial launch of new products, including products based on our Solexa, Inc. (Solexa) and our VeraCode technologies, and the duration which our existing cash and other resources is expected to fund our operating activities.

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
Our Technologies
BeadArray Technology
     We have developed a proprietary array technology that enables the large-scale analysis of genetic variation and biological function. Our BeadArray technology combines microscopic beads and a substrate in a simple proprietary manufacturing process to produce arrays that can perform many assays simultaneously. Our BeadArray technology provides a unique combination of high throughput, cost effectiveness, and flexibility. We believe that these features have enabled our BeadArray technology to become a leading platform for the emerging high-growth market of single-nucleotide polymorphism (SNP) genotyping and expect they will enable us to become a key player in the gene expression market.
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
Product Developments
     Consumables
     During the three months ended March 30, 2008, we introduced two new products for DNA analysis: the Infinium High-Density (HD) Human1M-Duo (two samples per chip) and the Human610-Quad (four samples per chip), featuring up to 2.3 million SNPs per BeadChip. The new Infinium HD product line doubles sample throughput and reduces DNA input requirements by as much as seventy percent. The Infinium HD products also offer a new SNP calling algorithm and what we believe is enhanced signal discrimination. First customer shipments of the Human610-Quad occurred in the first quarter of 2008. The Human1M-Duo BeadChips did not begin shipping until the second quarter of 2008.

     Additionally, in April 2008, we introduced a third new product for DNA analysis: the HumanHT – 12 Gene Expression BeadChip which enables researchers to perform whole genome gene expression on twelve samples in parallel.
     Instruments
     During the three months ended March 30, 2008, we launched the next-generation Genome Analyzer, the Genome Analyzer II (GAII) DNA Sequencing platform. We believe the GAII significantly improves the overall robustness and throughput of the Genome Analyzer and enables researchers to achieve industry leading accuracy and daily throughput at the lowest operating cost. Shipments began during the first quarter of 2008.
     In April 2008, we launched the iScan System, a next-generation BeadChip scanner that, we believe, provides researchers conducting genotyping and gene expression studies with significantly greater throughput, enhanced automation, and improved ease of use. When used with the Inifinium HD Human1M-Duo and Human610-Quad and our laboratory information management systems and automation options, the iScan System can complete genotyping studies up to six times faster than studies run on our BeadStation. Under an Early Access Program, we began shipping the iScan System in the first quarter of 2008 to customers in both the academic and industrial sectors. We intend to commence broad commercial shipment of the iScan System in second quarter of 2008.
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
Revenue Recognition
     Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of arrays, reagents, flow cells, instrumentation and oligonucleotides (oligos). Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.
     We recognize revenue in accordance with the guidelines established by SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under SAB No. 104, revenue cannot be recorded until all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. All revenue is recorded net of any applicable allowances for returns or discounts.
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
Investments
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities only.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
      The adoption of this statement impacted our calculation of fair value associated with our investments, specifically our auction rate securities, which became illiquid during the first quarter of 2008. In accordance with SFAS No. 157, we valued these securities using Level 3 hierarchical inputs due to the lack of actively traded market data. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time the Company anticipates it will take the securities to become liquid. We considered any impairment on these investments to be temporary, thus any changes in fair value were recorded to other comprehensive income and there was no effect on operating income during the quarter ended March 30, 2008.

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
Contingencies
     We are subject to legal proceedings primarily related to intellectual property matters. Based on the information available at the balance sheet dates and through consultation with our legal counsel, we assess the likelihood of any adverse judgments or outcomes of these matters, as well as the potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a liability in accordance with SFAS No. 5, Accounting for Contingencies. Currently, we have no such liabilities recorded. This may change in the future depending upon new developments in each matter.
Goodwill and Intangible Asset Valuation
     As of March 30, 2008, our goodwill represents the excess of the cost over the fair value of net assets acquired from our Solexa acquisition. Our intangible assets are comprised primarily of acquired technology and customer relationships from the acquisition of Solexa and licensed technology from the Affymetrix settlement. We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from acquisitions and litigation settlements.
     In determining the carrying amounts of our goodwill and intangible assets arising from acquisitions, we used the purchase method of accounting. The purchase method of accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately.
     Determining the fair values and useful lives of intangible assets acquired as part of litigation settlements also requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets, we used the discounted cash flow method in determining the value of licensed technology associated with the settlement of our Affymetrix litigation. This method required significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates were required such as residual growth rates and discount factors. The estimates we used to value and amortize intangible assets were consistent with the plans and estimates that we use to manage our business and were based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We have performed our annual test of goodwill as of May 1, 2007, noting no impairment, and have determined there has been no impairment of goodwill through March 30, 2008.
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
Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of March 30, 2008, we have maintained a valuation allowance only against certain U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS No. 109.
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
     Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of March 30, 2008, no material changes have been made to our uncertain tax positions.

Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended
	March 30,	April 1,
	2008	2007
Revenue:
Product revenue	91%	85%
Service and other revenue	9	15

Total revenue	100	100

Costs and expenses:
Cost of product revenue	35	30
Cost of service and other revenue	3	5
Research and development	17	22
Selling, general and administrative	28	33
Amortization of intangible assets	2	1
Acquired in-process research and development	—	420

Total costs and expenses	85	511

Income (loss) from operations	15	(411)
Interest and other income, net	3	4

Income (loss) before income taxes	18	(407)
Provision for income taxes	7	6

Net income (loss)	11%	(413)%

Three Months Ended March 30, 2008 and April 1, 2007
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three months ended March 30, 2008 and April 1, 2007 were both 13 weeks.
Revenue

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Product revenue	$110,683	$61,266	81%
Service and other revenue	11,178	10,884	3%

Total revenue	$121,861	$72,150	69%

     Total revenue for the three months ended March 30, 2008 and April 1, 2007 was $121.9 million and $72.2 million, respectively. This represents an increase of $49.7 million, or 69%, compared to the three months ended April 1, 2007.
     Product revenue increased to $110.7 million for the three months ended March 30, 2008 from $61.3 million for the three months ended April 1, 2007. Consumable products and instruments constituted 57% and 40% of product revenue for the three months ended March 30, 2008, respectively, compared to 63% and 32% for the three months ended April 1, 2007, respectively. The change in product mix is due to increased sales in instruments primarily attributable to increased shipments of the Genome Analyzer and GAII. Additionally, we shipped four iScan Systems in the first quarter of 2008 to customers in both the academic and industrial sectors. Growth in consumable revenue was primarily attributable to strong demand for our Infinium products. Specifically, the main drivers of growth over the comparable quarter in the prior year were increased sales of our Human1M BeadChip, HumanCNV370-Duo BeadChip, HumanHap550-Duo BeadChip, and iSelect Custom BeadChip. Additionally, during the first quarter of 2008, we began shipment of a new product, the Infinium Human610-Quad. We expect to see continued growth in product revenue, which can be mainly attributed to the launch of several new products, sales of existing products and the growth of our installed base of instruments.
     Service and other revenue increased to $11.2 million for the three months ended March 30, 2008 from $10.9 million for the three months ended April 1, 2007. Service and other revenue includes revenue generated from genotyping and sequencing service contracts, extended warranty contracts and research revenue. The increase in service and other revenue is primarily due to the completion of several significant SNP genotyping and sequencing services contracts. We expect sales from these contracts to fluctuate on a yearly and quarterly basis, depending on the mix and number of contracts that are completed. The timing of completion of SNP genotyping and sequencing services contracts is highly dependent on the customers’ schedules for delivering the SNPs and samples to us.
Cost of Product and Service and Other Revenue

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Cost of product revenue	$42,526	$21,815	95%
Cost of service and other revenue	3,555	3,305	8%

Total cost of product and service and other revenue	$46,081	$25,120	83%

     Cost of product and service and other revenue represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping and sequencing services on behalf of our customers.
     Cost of product revenue increased to $42.5 million for the three months ended March 30, 2008, compared to $21.8 million for the three months ended April 1, 2007, primarily driven by higher consumable and instrument sales. Cost of product revenue for the three months ended March 30, 2008 and April 1, 2007 included non-cash stock-based compensation expense of $1.3 million and $0.9 million, respectively. Gross margin on product revenue decreased to 61.6% for the three months ended March 30, 2008, compared to 64.4% for the three months ended April 1, 2007. The decrease in the gross margin percentage is primarily due to the shift in product mix towards instruments. The gross margin was further adversely impacted by the increase in non-cash stock-based compensation expense. The impact of non-cash stock-based compensation charges decreased our gross margin by 26 basis points for the three months ended March 30, 2008 compared to the three months ended April 1, 2007.
     Cost of service and other revenue increased to $3.6 million for the three months ended March 30, 2008, compared to $3.3 million for the three months ended April 1, 2007, primarily due to higher service revenue. Cost of service and other revenue for the three months ended March 30, 2008 and April 1, 2007 included stock-based compensation expenses totaling $0.1 million and $0.1 million, respectively. Gross margin on service and other revenue decreased to 68.2% for the three months ended March 30, 2008, compared to 69.6% for the three months ended April 1, 2007. The decrease in the gross margin percentage is primarily driven by unfavorable product mix.
     We expect product mix to continue to affect our future gross margins. We expect price competition to continue in our market, and our margins may fluctuate from year to year and quarter to quarter as a result.
Research and Development Expenses

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Research and development	$20,564	$15,956	29%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
     Research and development expenses increased to $20.6 million for the three months ended March 30, 2008, compared to $16.0 million for the three months ended April 1, 2007. Research and development expenses as a percentage of total revenue were 16.9% and 22.1% for the three months ended March 30, 2008 and April 1, 2007, respectively. Costs to support our BeadArray technology research activities increased approximately $2.6 million for the three months ended March 30, 2008, compared to the three months ended April 1, 2007, primarily due to an overall increase in personnel-related expenses, increased lab and material expenses, and the development of new products, specifically the iScan System that was launched in April 2008. Additionally, two new Infinium chip products, including the Human610-Quad and the HD Human1M-Duo have been launched during the first quarter of 2008. Approximately $1.8 million of the increase for the three months ended March 30, 2008 is due to higher research and development expenses associated with the continued development of our Sequencing technology. In addition, non-cash stock-based compensation expense increased by approximately $1.4 million compared to the three months ended April 1, 2007. These increases were partially offset by a $1.2 million decrease in research and development expenses related to the VeraCode technology, compared to the three months ended April 1, 2007. We began shipping our BeadXpress System, which is based on our VeraCode technology, during the first quarter of 2007. As a result of completing the development of this product, the related research and development expenses have decreased.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base.

Selling, General and Administrative Expenses

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Selling, general and administrative	$33,827	$23,633	43%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses increased to $33.8 million for the three months ended March 30, 2008, compared to $23.6 million for the three months ended April 1, 2007.
     Sales and marketing expenses increased $10.0 million during the three months ended March 30, 2008, compared to the three months ended April 1, 2007. The increase is primarily due to increases of $7.5 million attributable to personnel-related expenses to support the growth of our business, $1.9 million attributable to other non-personnel-related expenses consisting mainly of sales and marketing activities for our existing and new products and $0.6 million of non-cash stock-based compensation expense. General and administrative expense increased by $0.2 million during the three months ended March 30, 2008, compared to the three months ended April 1, 2007. This increase was due to increases of $1.6 million in other outside service expenses primarily relating to greater consulting fees and increased tax, audit, and other public company costs, $1.5 million in personnel-related expenses associated with the growth of our business and $0.7 million of non-cash stock-based compensation expense. These increases were partially offset by decreases of $3.6 million in outside legal fees due primarily to the settlement of our Affymetrix litigation at the beginning of the quarter.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the growth in our business.
     Amortization of Intangible Assets

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Amortization of intangible assets	$2,415	$442	446%
     Amortization of intangible assets totaled $2.4 million and $0.4 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The increase in amortization expense is due to the timing of the acquisition of Solexa, resulting in the inclusion of three months of Solexa’s expenses during 2008 and only two months during 2007. Additionally, on January 9, 2008, we settled our lawsuit with Affymetrix and recorded an intangible asset of $36.0 million. We began amortizing this asset during the first quarter of 2008, causing an increase in amortization of intangible assets of $1.8 million.
     Acquired In-Process Research and Development

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Acquired in-process research and development	$—	$303,400	(100%)
     As a result of the Solexa acquisition in January 2007, we recorded an acquired IPR&D charge of $303.4 million. No acquisitions resulting in similar charges occurred during the three months ended March 30, 2008.
Interest and Other Income, Net

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Interest and other income, net	$3,580	$2,722	32%

     Interest income on our cash and cash equivalents and investments was $3.7 million and $3.1 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The increase in interest income over the prior period was primarily driven by higher average cash balances throughout the quarter. Average cash balances were lower during the three months ended April 1, 2007 due to the timing of the receipt of proceeds of our February 2007 convertible debt offering. These increases in interest income were partially offset by approximately $1.0 million and $0.5 million of interest expense for the three months ended March 30, 2008 and April 1, 2007, respectively, primarily related to the convertible debt. In addition, we recorded approximately $0.9 million and $0.1 million in net foreign currency transaction gains for the three months ended March 30, 2008 and April 1, 2007, respectively.
     Provision for Income Taxes

	Three Months Ended
	March 30,	April 1,	Percentage
	2008	2007	Change
	(in thousands)
Provision for income taxes	$9,126	$4,397	108%
     The provision for income taxes was approximately $9.1 million and $4.4 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The provision consists of federal, state, and foreign income tax expense.
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
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of March 30, 2008.
     Based upon the available evidence as of March 30, 2008, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.9 million and $24.7 million against certain U.S. and foreign deferred tax assets, respectively.
     As of March 30, 2008, no material changes have been made to our uncertain tax positions recorded in 2007 in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
Liquidity and Capital Resources
Cashflow (in thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net cash (used in) provided by operating activities	$(62,755)	$14,643
Net cash used in investing activities	(8,123)	(34,410)
Net cash provided by financing activities	15,979	104,950
Effect of foreign currency translation on cash and cash equivalents	(1,428)	(40)

Net (decrease) increase in cash and cash equivalents	$(56,327)	$85,143

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the exercise of stock options and participation in our Employee Stock Purchase Plan (ESPP);

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.

     Our historical cash outflows have primarily been associated with:
•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	interest payments on our debt obligations; and

•	in the first quarter of 2008, a $90.0 million one-time payment was made to Affymetrix on January 25, 2008, in accordance with the settlement agreement entered into on January 9, 2008.
     Other factors that impact our cash inflow and outflow include:
•	significant increases in our product and services revenue, leading to gross margins greater than 63% in each of the last three fiscal years. As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.
     As of March 30, 2008, we had cash, cash equivalents and short-term investments of $275.3 million, compared to $386.1 million as of December 30, 2007. We currently invest our funds in U.S. dollar-based short maturity mutual funds, commercial paper, corporate bonds, treasury notes and municipal bonds. We do not hold securities backed by mortgages. As of March 30, 2008, we had $55.9 million in auction rate securities issued primarily by municipalities and universities, which are classified as long-term investments. During the three months ended March 30, 2008, we recorded an unrealized loss of $2.4 million due to the failure associated with the auctions of each of these securities, which caused our ability to liquidate our investment and fully recover the carrying value in the near term to be limited or not exist. We have determined this reduction in fair value to be temporary. This unrealized loss reduced the fair value of our auction rate securities as of March 30, 2008 to $53.5 million. Refer to Item 1A: “Risk Factors — Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.”
     The primary inflows of cash during the three months ended March 30, 2008 were approximately $165.0 million from the sale and maturity of our investments in available-for-sale securities and approximately $16.0 million from the exercise of our stock options. The primary cash outflows during the three months ended March 30, 2008 were attributable to the purchase of available-for-sale securities for approximately $166.2 million and the one-time payment of $90.0 million made to Affymetrix in accordance with the settlement agreement.
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
     Approximately $7.0 million of our net cash generated from operations for the three months ended March 30, 2008 was used on capital expenditures, primarily for manufacturing and research and development equipment, furniture, fixtures and computer equipment. We expect that our product revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

     Our outstanding convertible notes became convertible into cash and shares of our common stock as of March 31, 2008 and will continue to be convertible until at least June 29, 2008. Generally, upon conversion of a note, we must pay the conversion value of the note in cash, up to the principal amount of the note. Any excess of the conversion value over the principal amount is payable in shares of our common stock. We currently do not have sufficient cash to pay the cash amounts that would be due, based on current stock prices, if all the notes were converted. However, based on the current trading prices of the notes, we do not currently expect any notes to be converted during the second quarter of 2008, so long as they continue to trade at above their conversion value. However, holders of the notes may nonetheless convert their notes during this period. If we fail to deliver the consideration that is due upon conversion when required, we will be in default under the indenture for the notes, which may permit the noteholders to cause the notes to be immediately payable in full.
     We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Due to expansion of our facilities and manufacturing operations, we anticipate spending approximately $25.0 million in capital expenditures during 2008. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. For example, if a 100 basis point change in overall interest rates were to occur in 2008, our interest income would change by approximately $3.0 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and available-for-sale investment securities as of March 30, 2008.
Market Price Sensitive Instruments
     In order to potentially reduce equity dilution, we entered into convertible note hedge transactions, entitling us to purchase up to 11,451,480 shares of our common stock at an initial strike price of $43.66 per share, subject to adjustment. We also entered into warrant transactions with the counterparties of the convertible note hedge transactions, entitling them to acquire up to 18,322,320 shares of our common stock at an initial strike price of $62.87 per share, subject to adjustment. The anti-dilutive effect of the bond hedge transactions, if any, could be partially or fully offset to the extent the trading price of our common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, assuming the counterparties exercise those warrants.

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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 30, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 30, 2008, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the first quarter of 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In the recent past, we incurred substantial costs in defending ourselves against patent infringement claims and expect, going forward, to devote substantial financial and managerial resources to protect our intellectual property and to defend against any future claims asserted against us.
Applied Biosystems Litigation
     On December 26, 2006, the Applied Biosystems Group of Applera Corporation (Applied Biosystems) filed suit in California Superior Court, Santa Clara County against Solexa (which we acquired on January 26, 2007). This State Court action is about the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz), who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied Biosystems filed a second suit, this time against us, in the U.S. District Court for the Northern District of California. This second suit seeks a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division. By these consolidated actions, Applied Biosytems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement of these patents. Applied Biosystems is not asserting any claim for patent infringement against us.
     The Macevicz patents relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (sequencing-by-ligation). Our Genome Analyzer and Genome Analyzer II systems use a different technology called DNA Sequencing-by-Synthesis (SBS), which we believe is not covered by any of these patents. In addition, we have no plans to use any of the Sequencing-by-Ligation technologies covered by these patents.
ITEM 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Although not considered material, we did change our risk factors to include a risk regarding our ability to pay the cash payments due upon conversion of our outstanding convertible notes and removed the risk associated with the realization of the anticipated benefits of the Solexa acquisition as we have experienced operating profits resulting from the acquisition. Our business is subject to various risks, including those described below. In addition to the other information included in this Form 10-Q, the following issues could adversely affect our operating results or our stock price.
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
If we are unable to increase our manufacturing capacity and develop and maintain operation of our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.
     We continue to ramp up our capacity to meet the anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our business plan for the remainder of 2008 and in 2009, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions that have temporarily reduced production yields. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.
     Additionally, we currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and Hayward, California and Little Chesterford, United Kingdom. We are in the process of expanding our manufacturing operations into Singapore, a country in which we have no past manufacturing experience. These areas are subject to natural disasters such as earthquakes or floods. If a natural disaster were to significantly damage one of our facilities or if other events were to cause our operations to fail, these events could prevent us from manufacturing our products, providing our services and developing new products.
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
Any inability to protect effectively our proprietary technologies could harm our competitive position.
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
     The patent positions of companies developing tools for the life sciences and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering our technologies and products as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship may also arise. Any finding that our patents and applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all.
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
     We also rely upon trade secret protection for our confidential and proprietary information and have taken security measures to protect it. These measures, however, may not provide adequate protection for our trade secrets or other confidential information. Among other things, we seek to protect our trade secrets and confidential information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our confidential information, and we may not otherwise be able to protect effectively our trade secrets. Accordingly, others may gain access to our confidential information, or may independently develop substantially equivalent information or techniques.
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Our investment securities consist of U.S. dollar-based short maturity mutual funds, commercial paper, corporate bonds, treasury notes and municipal bonds. Additionally, as of March 30, 2008, we had $55.9 million of auction rate securities issued primarily by municipalities and universities. These securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined lower rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

     All of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. Although their credit ratings have not deteriorated, there has been insufficient demand at auction for all of our high-grade auction rate securities during the first quarter of 2008. As a result, these securities are currently not liquid. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. As a result, we have recorded an unrealized loss of $2.4 million for the three months ended March 30, 2008, resulting in a reduction to the fair value of our auction rate securities to $53.5 million as of March 30, 2008. Due to the lack of actively traded market data, the value of these securities and resulting unrealized loss was determined using management’s assumptions of pricing by market participants, including assumptions about risk, which requires the exercise of significant judgment. Although it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded value, we currently believe these securities are not permanently impaired, primarily due to the government guarantee of the underlying securities and our ability to hold these securities for the foreseeable future. Due to our intent to hold these securities until they recover in value, we have classified them as long-term investments on our balance sheet. Our cash and cash equivalents and short-term investments total $275.3 million as of March 30, 2008. Based on the liquidity of these funds and our projected cash flows from operations, we believe the illiquidity on the auction rate securities will not materially affect our ability to execute our current business plan.
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
     The success of the Solexa acquisition depends, in part, on our ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Solexa’s businesses with our businesses. The integration of two independent companies is a complex, costly and time-consuming process. In addition, Solexa continues to operate at separate sites. Geographic integration in whole or in part could result in the loss of key employees, diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the acquisition or the delay in their realization, or could reduce our earnings or otherwise adversely affect our business and financial results.
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

     Our commercial success depends, in part, on our non-infringement of the patents or proprietary rights of third parties and on our ability to protect our own intellectual property. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.
We have a significant amount of indebtedness. We may not be able to make payments on our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our operation and profitability.
     In February 2007, we issued $400.0 million of 0.625% Convertible Senior Notes due February 2014. The notes bear interest semi-annually, mature on February 15, 2014 and obligate us to repurchase the notes at the option of the holders if a “designated event” (as defined in the indenture for the notes), such as certain merger transactions involving us, occurs. In addition, upon conversion of the notes, we must pay in cash the principal portion of the notes being converted. Our ability to make payments on the notes will depend on our future operating performance and our ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. We may need to use our cash to pay principal and interest on our debt, which will reduce the funds available to fund our research and development programs, strategic initiatives and working capital requirements. Our ability to generate sufficient operating cash flow to service the notes and fund our operating requirements will depend on our continued ability to commercialize new products and expand our manufacturing capabilities. Our debt service obligations increase our vulnerabilities to competitive pressures, because our competitors may be less leveraged than we are. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may be forced to reduce our development programs or seek additional debt or equity financing, which may not be available to us on satisfactory terms, or at all, or may dilute the interests of our existing stockholders. Our level of indebtedness may make us more vulnerable to economic or industry downturns. If we incur new indebtedness, the risks relating to our business and our ability to service our indebtedness will intensify.
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
We may not be able to sustain operating profitability.

     Prior to 2006, we had incurred net losses each year since our inception, and in 2007 we reported a net loss of $278.4 million, reflecting significant charges associated with our acquisition of Solexa in January 2007 and the settlement of our litigation with Affymetrix. As of March 30, 2008, our accumulated deficit was $369.6 million. Our ability to sustain profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. Non-cash stock-based compensation expense and expenses related to our acquisition of Solexa are also likely to continue to adversely affect our future profitability. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products and the continued development of our manufacturing capabilities. In addition, we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Although we have regained profitability, we may not be able to sustain profitability on a quarterly basis.
A significant portion of our sales is to international customers.
     Approximately 48% and 41% of our revenue for the three months ended March 30, 2008 and April 1, 2007, respectively, was derived from shipments to customers outside the United States. We intend to continue to expand our international presence by selling to customers located outside of the U.S. and we expect the total amount of non-U.S. sales to continue to grow. Export sales entail a variety of risks, including:
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
     We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are focusing on markets for analysis of genetic variation and biological function, namely sequencing, SNP genotyping and gene expression profiling. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and biological function. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to sustain profitability.
The accounting method for our convertible debt securities may be subject to change.
     Our outstanding convertible debt securities are currently classified in their entirety as debt under U.S. generally accepted accounting principles. In addition, interest expense is recognized at the stated coupon rate. The coupon rate of interest for convertible debt securities, including our convertible debt securities, is typically lower than the rate an issuer would be required to pay for nonconvertible debt with otherwise similar terms.
     The Emerging Issues Task Force (EITF) recently considered whether the accounting for cash-settled convertible debt securities, which are convertible debt securities that, like our convertible notes, require or permit settlement in cash either in whole or in part upon conversion, should be changed, but was unable to reach a consensus and discontinued deliberations on this issue. Subsequently, in July 2007, the FASB voted unanimously to reconsider the current accounting for cash settled convertible debt securities. In August 2007, the FASB exposed for public comment a proposed FSP that would change the method of accounting for these securities and would require the proposed method to be retrospectively applied. The FASB began its redeliberations of the guidance in that proposed FSP in March 2008. The FSP, if issued as proposed, would likely become effective for companies like us in the first quarter of 2009. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at an effective rate more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our balance sheet, and the initial carrying values of these debt securities would be correspondingly reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. Therefore, if the proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. As the final guidance has not been issued, we cannot predict its ultimate outcome.
     We also cannot predict any other changes in U.S. generally accepted accounting principles that may be made affecting accounting for convertible debt securities, some of which could have an adverse impact on our past or future reported financial results.
We may not have the ability to pay the cash payments due upon conversion of our outstanding convertible notes.
     In February 2007, we issued $400.0 million of 0.625% convertible senior notes due February 2014. The notes are convertible into cash and, if applicable, shares of our common stock only if specified conditions are satisfied. We have determined that one of these conditions has been satisfied, and, accordingly, the notes will be convertible from, and including, March 31, 2008 through, and including, June 29, 2008.
     Generally, upon conversion of a note, we must pay the conversion value of the note in cash, up to the principal amount of the note. Any excess of the conversion value over the principal amount is payable in shares of our common stock. We currently do not have sufficient cash to pay the cash amounts that would be due, based on current stock prices, if all the notes were converted. However, based on the current trading prices of the notes, we do not currently expect any notes to be converted during the second quarter of 2008, so long as they continue to trade at above their conversion value. Holders of the notes may nonetheless convert their notes during this period.
     If a significant amount of the notes are tendered for conversion, we may have to seek additional financing to satisfy our conversion obligation. We may be unable to obtain any needed additional financing on favorable terms, if at all. In addition, if we raise funds by issuing additional equity securities, our existing stockholders may experience dilution. Additional debt financing, if available, may subject us to restrictive covenants and will increase our interest expense. If we fail to deliver the consideration that is due upon conversion when required, we will be in default under the indenture for the notes, which may permit the noteholders to cause the notes to be immediately payable in full.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None during the first quarter of fiscal 2008.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description of Document
10.44(1)	Settlement and Release Agreement between Affymetrix, Inc. and the Registrant, dated January 9, 2008.

10.51	New Hire Stock and Incentive Plan.

10.52	Executive Transition Agreement between the Registrant and John R. Stuelpnagel, dated March 21, 2008.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed with the SEC on February 26, 2008 (File No. 000-30361).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)
Date: April 28, 2008	/s/ Christian O. Henry
Christian O. Henry
Senior Vice President and Chief Financial Officer