Form 10-Q
period 2008-06-29
ILLUMINA INC
filed 2008-07-25
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 29, 2008

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2008, there were 57,163,393 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 29, 2008	December 30, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,968	$174,941
Short-term investments	170,307	211,141
Accounts receivable, net	101,985	83,119
Inventory, net	67,972	53,980
Deferred tax assets, current portion	23,778	26,934
Prepaid expenses and other current assets	9,646	12,640

Total current assets	506,656	562,755
Property and equipment, net	72,125	46,274
Long-term investments	52,825	—
Goodwill	228,734	228,734
Intangible assets, net	53,011	58,116
Deferred tax assets, long-term portion	67,209	80,245
Other assets, net	12,125	11,608

Total assets	$992,685	$987,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$86,048	$75,163
Litigation settlements payable	—	90,536
Current portion of long-term debt	400,000	16

Total current liabilities	486,048	165,715
Long-term debt, less current portion	—	400,000
Other long-term liabilities	14,885	10,339
Commitments and contingencies
Stockholders’ equity	491,752	411,678

Total liabilities and stockholders’ equity	$992,685	$987,732

(1)	The Condensed Consolidated Balance Sheet at December 30, 2007 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue:
Product revenue	$128,552	$74,297	$239,235	$135,562
Service and other revenue	11,625	10,238	22,803	21,123

Total revenue	140,177	84,535	262,038	156,685

Costs and expenses:
Cost of product revenue (including non-cash stock compensation expense of $1,337, $956, $2,642 and $1,839, respectively, excluding impairment of manufacturing equipment and amortization of intangible assets)	47,148	27,036	89,673	48,850
Cost of service and other revenue (including non-cash stock compensation expense of $80, $77, $179 and $140, respectively)	3,311	3,105	6,867	6,412
Research and development (including non-cash stock compensation expense of $3,448, $2,497, $6,754 and $4,428, respectively)	23,493	18,184	44,057	34,140
Selling, general and administrative (including non-cash stock compensation expense of $7,410, $4,255, $13,556 and $9,056, respectively)	35,616	23,297	69,443	46,930
Impairment of manufacturing equipment	4,069	—	4,069	—
Amortization of intangible assets	2,669	662	5,084	1,104
Acquired in-process research and development	—	—	—	303,400

Total costs and expenses	116,306	72,284	219,193	440,836

Income (loss) from operations	23,871	12,251	42,845	(284,151)
Interest and other income, net	830	2,343	4,410	5,066

Income (loss) before income taxes	24,701	14,594	47,255	(279,085)
Provision for income taxes	9,303	5,330	18,429	9,727

Net income (loss)	$15,398	$9,264	$28,826	$(288,812)

Net income (loss) per basic share	$0.27	$0.17	$0.51	$(5.39)

Net income (loss) per diluted share	$0.23	$0.16	$0.44	$(5.39)

Shares used in calculating basic net income (loss) per share	56,787	53,778	56,310	53,604

Shares used in calculating diluted net income (loss) per share	66,698	58,061	65,231	53,604

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 29,	July 1,
	2008	2007
Operating activities:
Net income (loss)	$28,826	$(288,812)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Acquired in-process research and development	—	303,400
Amortization of increase in inventory valuation	—	942
Amortization of intangible assets	5,084	1,126
Amortization of debt issuance costs	679	501
Depreciation expense	7,730	5,438
Impairment of manufacturing equipment	4,069	—
Stock-based compensation expense	23,131	15,463
Amortization of gain on sale of land and building	(85)	(102)
Changes in operating assets and liabilities:
Accounts receivable	(17,281)	(12,536)
Inventory	(13,371)	(14,869)
Deferred tax assets	16,201	—
Prepaid expenses and other current assets	4,127	(760)
Other assets	(1,142)	1,524
Accounts payable and accrued liabilities	3,516	20,260
Litigations settlements payable	(90,536)	—
Accrued income taxes	(1,964)	7,712
Other long-term liabilities	5,484	(161)

Net cash (used in) provided by operating activities	(25,532)	39,126

Investing activities:
Cash obtained in acquisition, net of cash paid for transaction costs	—	72,532
Purchases of available-for-sale securities	(247,451)	(296,879)
Sales and maturities of available-for-sale securities	231,767	130,308
Purchases of property and equipment	(29,823)	(9,925)
Proceeds from sale of fixed assets	—	40

Net cash used in investing activities	(45,507)	(103,924)

Financing activities:
Payments on long-term debt	(16)	(69)
Proceeds from issuance of convertible debt, net of issuance costs	—	390,296
Purchase of convertible note hedges	—	(139,040)
Proceeds from the exercise of warrants	2,184	92,440
Common stock repurchases	—	(251,622)
Proceeds from issuance of common stock	27,982	15,410

Net cash provided by financing activities	30,150	107,415

Effect of foreign currency translation on cash and cash equivalents	(1,084)	114

Net (decrease) increase in cash and cash equivalents	(41,973)	42,731
Cash and cash equivalents at beginning of period	174,941	38,386

Cash and cash equivalents at end of period	$132,968	$81,117

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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and six months ended June 29, 2008 and July 1, 2007 were both 13 and 26 weeks, respectively.
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
Impairment of Long-lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset and adjusts the value of the asset accordingly. Factors that would necessitate an impairment assessment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows and significant changes in the Company’s strategic business objectives and utilization of the asset.
Stock-Based Compensation
     The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. This model incorporates various assumptions including volatility, expected life and interest rates. During the comparable period of the prior year, the Company used an expected stock-price volatility assumption that was primarily based on historical realized volatility of the stock during a period of time. For the current quarter, volatility was determined by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the Employee Stock Purchase Plan (ESPP) during those periods are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest rate — stock options	2.86 — 3.14%	4.61 — 4.68%	2.86 — 3.14%	4.61 — 4.75%
Interest rate — stock purchases	4.47 — 4.71%	4.83 — 4.86%	4.47 — 4.71%	4.83 — 4.86%
Volatility — stock options	52 — 54%	66 — 68%	52 — 56%	66 — 70%
Volatility — stock purchases	58 — 69%	75 — 76%	58 — 69%	75 — 76%
Expected life — stock options	6 years	6 years	6 years	6 years
Expected life — stock purchases	6 — 12 months	6 — 12 months	6 — 12 months	6 — 12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$40.54	$21.29	$35.90	$25.02
Weighted average fair value per share of employee stock purchases	$16.63	$11.84	$16.63	$11.84
     As of June 29, 2008, approximately $147.3 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 1.5 years.
Net Income (Loss) per Share
     Basic and diluted net income (loss) per common share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares from the Company’s Convertible Senior Notes, equity awards, warrants sold in connection with the Convertible Senior Notes, and warrants assumed in the acquisition of Solexa using the treasury stock method. The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Weighted-average shares outstanding	56,787	53,802	56,310	53,628
Less: Weighted-average shares of common stock subject to repurchase	—	(24)	—	(24)

Weighted-average shares used in calculating basic net income (loss) per share	56,787	53,778	56,310	53,604
Plus: Effect of dilutive Convertible Senior Notes	4,043	—	3,668	—
Plus: Effect of dilutive equity awards	2,895	3,505	2,802	—
Plus: Effect of dilutive warrants sold in connection with the Convertible Senior Notes	1,791	—	1,250	—
Plus: Effect of dilutive warrants assumed in the acquisition of Solexa	1,182	778	1,201	—

Weighted-average shares used in calculating diluted net income (loss) per share	66,698	58,061	65,231	53,604

Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale securities, including a temporary impairment charge of $3.1 million as of June 29, 2008 associated with the Company’s auction rate securities. Refer to Note 4 for further discussion regarding this unrealized loss.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$15,398	$9,264	$28,826	$(288,812)
Foreign currency translation adjustments	(219)	66	155	201
Unrealized (loss) gain on investments	(958)	97	(2,242)	(10,728)

Total other comprehensive income (loss)	$14,221	$9,427	$26,739	$(299,339)

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
     In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1 or the FSP) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as the Company’s $400.0 million aggregate principal amount of convertible notes that are currently outstanding, to be bifurcated into debt and equity components and accounted for separately at issuance. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond, resulting in the recognition of interest expense on these securities at an effective rate more comparable to what the Company would have incurred had the Company issued nonconvertible debt with otherwise similar terms. The equity component of the convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on the Company’s consolidated balance sheets, and the initial carrying values of these debt securities would be correspondingly reduced. Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized which would result in a material adverse impact on the results of operations and on earnings per share. The Company is currently evaluating the impact this FSP will have on its results of operations upon adoption. In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, any unamortized debt discount at the time of such redemption or conversion would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and require retrospective application.
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

     The results of Solexa’s operations have been included in the Company’s consolidated financial statements since the acquisition date of January 26, 2007. The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

Six Months Ended
July 1, 2007
Revenue	$156,740
Net income	$6,935
Basic net income per share	$0.13
Diluted net income per share	$0.12
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
3. Segment Information
     During the first quarter of 2008, the Company reorganized its operating structure into a newly created Life Sciences Business Unit, which includes all products and services related to the research market, namely the BeadArray, BeadXpress and Sequencing product lines. The Company also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the three and six months ended June 29, 2008, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operated in one segment for the three and six months ended June 29, 2008.
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
     As of June 29, 2008, the Company’s excess cash balances were primarily invested in marketable debt securities, including treasury bills and commercial paper with strong credit ratings, corporate bonds and short maturity mutual funds providing similar financial returns. Additionally, the Company had $55.9 million in auction rate securities issued primarily by municipalities and universities. During the six months ended June 29, 2008, the Company recorded an unrealized loss of $3.1 million due to the failure associated with the auctions of each of these securities, which may cause the Company’s ability to liquidate its investment and fully recover the carrying value in the near term to be limited or not exist. The Company has determined this reduction in fair value to be temporary. This unrealized loss reduced the fair value of the Company’s auction rate securities to $52.8 million. These securities are classified as long-term investments, and the unrealized loss is included as a component of other comprehensive income within stockholders’ equity in the Company’s consolidated balance sheet.
     The municipal auction rate securities held by the Company are rated by the following agencies: Fitch, Moody’s and Standard & Poor’s. All of the securities held by the Company are currently rated AAA, the highest rating. Although their credit ratings did not deteriorate, there was insufficient demand at auction for all of the high-grade auction rate securities held by the Company during the first quarter of 2008, causing them to be illiquid. During the second quarter of 2008, the credit market did not recover and the auction rate securities remained illiquid. In the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without a loss of principal until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. As a result, the Company has recorded an unrealized loss during the six months ended June 29, 2008. This unrealized loss was determined in accordance with SFAS No. 157, Fair Value Measurements, which was adopted by the Company on January 1, 2008.
     As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data, the value of these securities and resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected five-year period reflective of the length of time the Company anticipates it will take the securities to become liquid. A discount rate of approximately 5% was utilized when preparing this model. The classification of these securities as long-term assets was deemed appropriate as the Company believes it may not be able to liquidate its investments without significant loss within the next year. Potentially, it could take until the final maturity of the underlying notes (ranging from 23 years to 39 years) to realize these investments’ recorded value. The Company currently believes these securities are not permanently impaired, primarily due to the government guarantee of the underlying securities and the Company’s ability to hold these securities for the foreseeable future. The Company’s cash, cash equivalents and short-term investments total $303.3 million as of June 29, 2008. Based on the liquidity of these funds and the Company’s projected cash flows from operations, the Company believes that the illiquidity on the auction rate security investments will not materially affect its ability to execute its current business plan.
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

	June 29, 2008	December 30, 2007
Raw materials	$31,008	$27,098
Work in process	29,742	20,321
Finished goods	7,222	6,561

Total inventory, net	$67,972	$53,980

6. Impairment of Manufacturing Equipment
     During fiscal 2008, the Company implemented next-generation imaging and decoding systems to be used in manufacturing. These systems were developed to increase existing capacity and allow the Company to transition to the Infinium High-Density (HD) product line. As a result of this transition, the demand for products manufactured on the previous infrastructure was reduced and certain systems were no longer being utilized. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a non-cash impairment charge of $4.1 million was recorded in the second quarter of fiscal 2008 for the excess machinery. This charge is included as a separate line item in the Company’s consolidated statement of operations. There was no change to useful lives and related depreciation expense of the remaining assets, as the Company believes these estimates are currently reflective of the period the assets will be used in operations.
7. Goodwill and Intangible Assets
     The Company accounts for goodwill and intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be impairment. The Company performed its annual impairment test of goodwill as of May 30, 2008, noting no impairment, and has determined there has been no impairment of goodwill through June 29, 2008.
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

     Of the total $90.0 million payment made on January 25, 2008, $36.0 million was recorded as licensed technology and classified as an intangible asset. The remaining $54.0 million was charged to expense during the fourth quarter of 2007. This allocation was determined in accordance with SFAS No. 5, Accounting for Contingencies, and EITF 00-21 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. The value of the licensed technology is the benefit derived, calculated using estimated discounted cash flows and future revenue projections, from the perpetual covenant not to sue for damages related to the sale of the Company’s current products. The Company utilized a discount rate of 9.25% when preparing this model. The effective life of the licensed technology extends through 2015, the final expiry date of all patents considered in valuing the intangible asset. The related amortization is based on the higher of the percentage of usage or the straight-line method. The percentage of usage was determined using actual and projected revenues generated from products covered by the patents previously under dispute. For the current quarter, the percentage of usage was higher than the straight-line method, resulting in an expense of $2.0 million and $3.8 million for the three and six months ended June 29, 2008, respectively.
     Acquired core technology and customer relationships are being amortized on a straight-line basis over their effective useful lives of 10 and three years, respectively. The amortization of the Company’s intangible assets is excluded from cost of product revenue and is separately classified as amortization of intangible assets on the Company’s consolidated statements of operations.
     The following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates (in thousands):

	June 29, 2008			December 30, 2007
	Gross Carrying	Accumulated	Intangibles,	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net
Licensed technology	$36,000	$(3,759)	$32,241	$36,000	$—	$36,000
Core technology	23,500	(3,329)	20,171	23,500	(2,154)	21,346
Customer relationships	900	(425)	475	900	(275)	625
License agreements	1,029	(905)	124	1,029	(884)	145

Total intangible assets, net	$61,429	$(8,418)	$53,011	$61,429	$(3,313)	$58,116

8. Warranties
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
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 30, 2007	$3,716
Additions charged to cost of revenue	4,905
Repairs and replacements	(3,526)

Balance at June 29, 2008	$5,095

9. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	June 29, 2008	December 30, 2007
Accounts payable	$35,350	$24,311
Compensation	20,709	17,410
Short-term deferred revenue	6,283	7,541
Reserve for product warranties	5,095	3,716
Taxes	4,591	8,298
Customer deposits	3,346	5,266
Accrued royalties	3,161	1,867
Legal and other professional fees	2,394	4,276
Short-term deferred rent	932	1,251
Other	4,187	1,227

Total accounts payable and accrued liabilities	$86,048	$75,163

10. Stockholders’ Equity
     Stock Options
In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. Additionally, in connection with the acquisition of Solexa, the Company assumed stock options granted under the 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan). The 2005 Stock Plan and the 2005 Solexa Equity Plan initially provided that an aggregate of up to 12,285,619 shares of the Company’s common stock be reserved and available to be issued. The 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,200,000 shares or such lesser amount as determined by the Company’s board of directors. Additionally, during the Company’s Annual Meeting of Stockholders held on May 16, 2008, the stockholders ratified an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock Plan by 1,200,000 shares. As of June 29, 2008, options to purchase 3,730,108 shares remained available for future grant under the 2005 Stock Plan and 2005 Solexa Equity Plan.
     On January 29, 2008, the Company’s board of directors approved the New Hire Stock and Incentive Plan, which provides for the issuance of options and shares of restricted stock to newly hired employees. There is no set number of shares reserved for issuance under this Plan.
     The Company’s stock option activity under all stock option plans during the six months ended June 29, 2008 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 30, 2007	10,423,934	$24.26
Granted	1,244,550	$67.56
Exercised	(1,542,135)	$16.55
Cancelled	(463,572)	$36.59

Outstanding at June 29, 2008	9,662,777	$30.45

     The following is a further breakdown of the options outstanding as of June 29, 2008:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.03-7.18	1,058,855	4.35	$5.10	676,171	$4.65
$7.41-8.60	1,021,373	5.59	$8.31	538,287	$8.19
$8.70-17.35	1,174,397	6.41	$12.42	633,298	$12.08
$17.73-26.34	1,051,383	6.90	$21.98	383,455	$21.85
$26.60-33.99	1,007,475	8.32	$30.27	280,153	$29.33
$34.07-39.22	1,114,295	8.16	$37.29	313,692	$36.86
$39.42-40.08	1,176,368	7.77	$40.07	289,738	$40.07
$40.23-64.97	1,312,731	9.23	$54.46	54,102	$55.40
$65.16-78.28	689,900	9.70	$68.56	9,375	$67.59
$82.74-82.74	56,000	9.98	$82.74	—	$—

$0.03-82.74	9,662,777	7.36	$30.45	3,178,271	$18.44

     The weighted average remaining life in years of options exercisable is 6.51 years as of June 29, 2008.
     The aggregate intrinsic value of options outstanding and options exercisable as of June 29, 2008 was $544.4 million and $217.2 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $86.79 on June 27, 2008, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $46.2 million and $20.4 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

     Employee Stock Purchase Plan
     In February 2000, the board of directors and stockholders adopted the 2000 ESPP. A total of 7,733,713 shares of the Company’s common stock have been reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the ESPP provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or such lesser amount as determined by the Company’s board of directors. Shares totaling 69,664 were issued under the ESPP during the six months ended June 29, 2008. As of June 29, 2008, there were 5,465,516 shares available for issuance under the ESPP.
     Restricted Stock Units
     In 2007 the Company began granting restricted stock units pursuant to its 2005 Stock Plan as part of its regular annual employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Restricted stock units granted during 2007 vest over four years as follows: 15% vest on the first and second anniversaries of the grant date, 30% vest on the third anniversary of the grant date and 40% vest on the fourth anniversary of the grant date. Effective January 2008, the Company changed the vesting schedule for grants of new restricted stock units. Currently, restricted stock units vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 35% on the fourth anniversary of the grant date.
     A summary of the Company’s restricted stock unit activity and related information for the six months ended June 29, 2008 is as follows:

Restricted Stock Units (1)
Outstanding at December 30, 2007	197,250
Awarded	219,770
Vested	—
Cancelled	(9,110)

Outstanding at June 29, 2008	407,910

(1)	Each stock unit represents the fair market value of one share of common stock.
     The weighted average grant-date fair value per share for the restricted stock units was $72.16 for the six months ended June 29, 2008.
     Based on the closing price of the Company’s common stock of $86.79 on June 27, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was $35.4 million.
     No restricted stock units were outstanding as of July 1, 2007.
     Warrants
     In conjunction with its acquisition of Solexa, the Company assumed 2,244,843 warrants issued by Solexa prior to the acquisition. During the six months ended June 29, 2008, there were 131,645 warrants exercised, resulting in cash proceeds to the Company of approximately $2.2 million.

     A summary of all warrants outstanding as of June 29, 2008 is as follows:

Number of Shares		Exercise Price	Expiration Date
31,989		$57.62	9/24/2008
119,255		$14.54	4/25/2010
432,020		$14.54	7/12/2010
404,623		$21.81	11/23/2010
599,914		$21.81	1/19/2011
9,161,160	(1)	$62.87	2/15/2014

10,748,961

(1)	Represents warrants sold in connection with the offering of the Company’s Convertible Senior Notes (See Note 11).
     Treasury Stock
     In connection with its issuance of $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 on February 16, 2007, the Company repurchased 5.8 million shares of its outstanding common stock for approximately $201.6 million in privately negotiated transactions concurrently with the offering. Additionally, during 2007, the Company repurchased approximately 1.6 million shares of its common stock under a Rule 10b5-1 trading plan for approximately $50.0 million. This plan expired during 2007.
11. Convertible Senior Notes
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
     The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on an initial conversion rate, subject to adjustment, of 22.9029 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $43.66 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading period (the measurement period) in which the trading price per Note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending April 1, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the Notes will be convertible at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. The requirements of the second condition were satisfied in the first quarter of 2008, and the Notes accordingly became convertible from April 1, 2008 through, and including, June 30, 2008. The Company has determined that the requirements of this same condition have again been satisfied in the second quarter of 2008, and, accordingly, the Notes will continue to be convertible through, and including, September 30, 2008. Generally upon conversion of a Note, the Company will pay the conversion value of the Note in cash, up to the principal amount of the Note. Any excess of the conversion value over the principal amount is payable in shares of the Company’s common stock. As of June 29, 2008, the principal amount of these Notes was classified as current liabilities. If, during the third quarter, none of the conditions to convertibility are satisfied, then the Company will reclassify the principal amount of these Notes to long-term debt.
     In connection with the offering of the Notes in February 2007, the Company entered into convertible note hedge transactions (the hedge) with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase up to 11,451,480 shares of the Company’s common stock at an initial strike price of $43.66 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants (the warrants) to acquire 9,161,160 shares of the Company’s common stock at an initial strike price of $62.87 per share, subject to adjustment, with the maximum number of shares issuable under these warrants to be capped at 18,322,320 should the convertible note hedge transaction be unwound. The cost of the hedge that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million and was reflected as a reduction of additional paid-in capital. The hedge is expected to reduce the potential equity dilution upon conversion of the Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the hedge. The warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, and the counterparties exercise them.
12. Legal Proceedings
     In the recent past, the Company incurred substantial costs in defending against patent infringement claims and expects, going forward, to devote substantial financial and managerial resources to protect the Company’s intellectual property and to defend against any future claims asserted against the Company.
     Applied Biosystems Litigation
     On December 26, 2006, Applied Biosystems Inc. (Applied Biosystems), formerly known as Applera Corporation, filed suit in California Superior Court, Santa Clara County against Solexa (which was acquired by the Company on January 26, 2007). This State Court action was related to the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz), who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied Biosystems filed a second suit, this time against the Company, in the U.S. District Court for the Northern District of California. This second suit sought a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division. By these consolidated actions, Applied Biosystems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement and invalidity of these patents. Applied Biosystems is not asserting any claim for patent infringement against the Company.
     The Macevicz patents relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (sequencing-by-ligation). The Company’s Genome Analyzer products use a different technology called Sequencing-by-Synthesis (SBS), which the Company believes is not covered by any of these patents. In addition, the Company has no plans to use any of the Sequencing-by-Ligation technologies covered by these patents.
13. Employee Benefit Plans
     Retirement Plan
     The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary. During the six months ended June 29, 2008 and July 1, 2007, the Company made matching contributions of $1.2 million and $0.5 million, respectively.
     Executive Deferred Compensation Plan
     For the Company’s executives and members of the board of directors, the Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. Eligible participants can contribute up to 80% of their base salary and 100% of all other forms of compensation into the Plan, including bonus, commission and director fees. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death, or retirement, or a change in control of the Company. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of June 29, 2008, no employer contributions were made to the Plan.

     In January 2008, the Company also established a rabbi trust for the benefit of its directors and officers under the Plan. In accordance with FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of June 29, 2008, the assets of the trust and liabilities of the Company were $1.2 million and $1.1 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s balance sheet as of June 29, 2008. Changes in the values of the assets held by the rabbi trust accrue to the Company.
14. Subsequent Events
     Acquisition of Avantome, Inc. (Avantome)
     On July 22 2008, the Company announced its acquisition of Avantome, a development stage company. The primary purpose of the acquisition was to obtain Avantome’s low-cost, long-read, sequencing technology. As consideration for the acquisition, the Company paid $25.0 million in cash up front and may pay up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. The Company will assess the contingent consideration payable in accordance with the provisions of SFAS No. 141, Business Combinations, and EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. The Company plans to record these payments as additional purchase consideration based upon the economic form of the transaction. Any adjustment to the purchase price allocation will be made when the amount of actual contingent consideration is determinable beyond a reasonable doubt.

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
Sequencing Technology
     Our DNA sequencing technology, acquired as part of the Solexa merger that was completed on January 26, 2007, is based on the use of our proprietary sequencing-by-synthesis (SBS) biochemistry. Our technology is capable of generating several billion bases of DNA sequence from a single experiment with a single sample preparation, dramatically reducing the cost and improving the practicality, of human resequencing compared to conventional technologies.
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
Product Developments
     Consumables
     During the six months ended June 29, 2008, we introduced two new products for DNA analysis: the Infinium High-Density (HD) Human1M-Duo (two samples per chip) and the Human610-Quad (four samples per chip), featuring up to 2.3 million SNPs per BeadChip. The new Infinium HD product line doubles sample throughput compared to prior generations of the product and reduces DNA input requirements by as much as seventy percent. First customer shipments of the Human610-Quad occurred in the first quarter of 2008. The Human1M-Duo BeadChips began shipment in the second quarter of 2008.
     Additionally, in April 2008, we introduced a new product for RNA analysis: the HumanHT—12 Gene Expression BeadChip which enables researchers to perform whole genome gene expression on twelve samples in parallel. Shipment of this product began during the second quarter of 2008.
     Instruments
     During the first quarter of 2008, we launched the next-generation Genome Analyzer, the Genome Analyzer II (GAII) DNA Sequencing platform. We believe the GAII significantly improves the overall robustness and throughput of the Genome Analyzer and enables researchers to achieve industry leading accuracy and daily throughput at the lowest operating cost. Shipments began during the first quarter of 2008.
     In April 2008, we launched the iScan System, a next-generation BeadChip scanner that, we believe, provides researchers conducting genotyping and gene expression studies with significantly greater throughput, enhanced automation, and improved ease of use. When used with the Human1M-Duo or the Human610-Quad and our Laboratory Information Management Systems (LIMS) and automation options, the iScan System can complete genotyping studies up to six times faster than studies run on our BeadStation. Under an Early Access Program, we began shipping the iScan System in the first quarter of 2008 to customers in both the academic and industrial sectors. However, broad commercial shipment of the iScan System did not commence until the second quarter of 2008.

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
Investments
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities only and will adopt the provisions for non-financial assets and non-financial liabilities effective December 29, 2008.
     We determine fair value of our financial assets and liabilities in accordance with SFAS No. 157. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     In using this fair value hierarchy and the framework established by SFAS No. 157, management may be required to make assumptions of pricing by market participants and assumptions about risk, specifically when using unobservable inputs to determine fair value. These assumptions are judgmental in nature and may significantly affect our results of operations.
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
Inventory Valuation
     We record adjustments to inventory for potentially excess, obsolete or impaired goods in order to state inventory at net realizable value. We must make assumptions about future demand, market conditions and the release of new products that will supersede old ones. We regularly review inventory for excess and obsolete products and components, taking into account product life cycle and development plans, product expiration and quality issues, historical experience and our current inventory levels. If actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

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
Goodwill and Intangible Asset Valuation
     We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from acquisitions and litigation settlements.
     In determining the carrying amounts of our goodwill and intangible assets arising from acquisitions, we use the purchase method of accounting. The purchase method of accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests. The amounts and useful lives assigned to other acquired intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately.
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
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We have performed our annual test of goodwill as of May 30, 2008, noting no impairment, and have determined there has been no impairment of goodwill through June 29, 2008.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the future discounted cash flows associated with the use of the asset and adjust the value of the asset accordingly. Certain estimates and assumptions are used in determining the fair value of long-lived assets. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the recognition of an impairment charge and the magnitude of any such change. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of these assumptions used in the BSM model change significantly, stock-based compensation expense resulting from new equity awards may differ materially in the future from that recorded in the current period.
Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of June 29, 2008, we have maintained a valuation allowance only against certain U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS No. 109.
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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Revenue:
Product revenue	92%	88%	91%	87%
Service and other revenue	8	12	9	13

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue	34	32	34	31
Cost of service and other revenue	2	4	3	4
Research and development	17	21	17	22
Selling, general and administrative	25	28	26	30
Impairment of manufacturing equipment	3	—	2	—
Amortization of intangible assets	2	1	2	1
Acquired in-process research and development	—	—	—	193

Total costs and expenses	83	86	84	281

Income (loss) from operations	17	14	16	(181)
Interest and other income, net	1	3	2	3

Income (loss) before income taxes	18	17	18	(178)
Provision for income taxes	7	6	7	6

Net income (loss)	11%	11%	11%	(184)%

Three and Six Months Ended June 29, 2008 and July 1, 2007
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three and six months ended June 29, 2008 and July 1, 2007 were both 13 and 26 weeks, respectively.
Revenue

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Product revenue	$128,552	$74,297	73%	$239,235	$135,562	76%
Service and other revenue	11,625	10,238	14%	22,803	21,123	8%

Total revenue	$140,177	$84,535	66%	$262,038	$156,685	67%

     The increase in product revenue for both periods presented resulted primarily from higher consumable sales, as well as sales of the GAII. Growth in consumable revenue was primarily attributable to significant demand for our Infinium products, specifically the Human610-Quad, which we began shipping during the first quarter of 2008, and overall growth in our installed base of instruments. We expect product revenue to continue to increase, which can be mainly attributed to the launch of several new products, sales of existing products and the growth of our installed base of instruments.
     Service and other revenue increased for both periods presented primarily due to the increase in extended warranty sales coupled with the completion of several significant Infinium and iSelect custom SNP genotyping service contracts. As product sales increase, we expect to see continued increases in the sale of our extended warranty contracts. We expect sales from SNP genotyping service contracts to fluctuate on a yearly and quarterly basis, depending on the mix, the number of contracts completed and the success of our certified service providers. The timing of completion of SNP genotyping service contracts is highly dependent on the customers’ schedules for delivering the SNPs and samples to us.
Cost of Revenue

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Cost of product revenue	$47,148	$27,036	74%	$89,673	$48,850	84%
Cost of service and other revenue	3,311	3,105	7%	6,867	6,412	7%

Total cost of revenue	$50,459	$30,141	67%	$96,540	$55,262	75%

     Cost of revenue, which excludes impairment of manufacturing equipment and amortization of intangible assets, represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping and sequencing services on behalf of our customers.
     The increase in cost of product revenue for both periods presented was primarily driven by higher consumable and instrument sales, including increased sales of our GAII. Additionally, there was an increase in non-cash stock-based compensation expense included in cost of product revenue from $1.0 million and $1.8 million, respectively, for the three and six months ended July 1, 2007 to $1.3 million and $2.6 million, respectively, for the three and six months ended June 29, 2008.
     Cost of service and other revenue increased for both periods presented primarily due to higher service revenue. Non-cash stock-based compensation expense included in cost of service and other revenue remained relatively consistent at $0.1 million and $0.2 million, respectively, for the three and six months ended June 29, 2008 as compared to $0.1 million for both the three and six months ended July 1, 2007.

Research and Development

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Research and development	$23,493	$18,184	29%	$44,057	$34,140	29%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
     Although research and development expenses as a percentage of revenue decreased to 17% for both the three and six months ended June 29, 2008, from 21% and 22%, respectively, for the three and six months ended July 1, 2007, there was an overall increase in research and development expenditures. Costs to support our BeadArray technology research activities increased approximately $3.2 million and $5.8 million, respectively, for the three and six months ended June 29, 2008, compared to the three months and six months ended July 1, 2007, primarily due to an overall increase in personnel-related expenses, increased lab and material expenses and the development of new products. Approximately $1.8 million and $3.7 million, respectively, of the increase for the three and six months ended June 29, 2008 is due to higher research and development expenses associated with the continued development of our Sequencing technology. In addition, non-cash stock-based compensation expense increased by approximately $1.0 million and $2.3 million, respectively, compared to the three and six months ended July 1, 2007. These increases were partially offset by a $0.9 million and $2.2 million, respectively, decrease in research and development expenses related to the VeraCode technology, compared to the three and six months ended July 1, 2007. We began shipping our BeadXpress System, which is based on our VeraCode technology, during the first quarter of 2007. As a result of completing the development of this product, the related research and development expenses have decreased.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$35,616	$23,297	53%	$69,443	$46,930	48%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses as a percentage of revenue were 25% and 26%, respectively, for the three and six months ended June 29, 2008, compared to 28% and 30%, respectively, for the three and six months ended July 1, 2007. Selling, general and administrative expenses for the three and six months ended June 29, 2008 included stock-based compensation expenses totaling $7.4 million and $13.6 million, respectively, compared to $4.3 million and $9.1 million, respectively, for the three and six months ended July 1, 2007.
     Sales and marketing expenses increased by $7.9 million for the three months ended June 29, 2008 compared to the three months ended July 1, 2007. The increase is primarily due to increases of $7.0 million attributable to personnel-related expenses to support the growth of our business, $0.5 million of non-cash stock-based compensation expense, and $0.4 million attributable to other non-personnel-related expenses consisting mainly of sales and marketing activities for our existing and new products. Included as part of these personnel-related expenses is employee travel expenses of $1.2 million due to increased headcount and continued international expansion. General and administrative expense increased by $4.4 million during the three months ended June 29, 2008, compared to the three months ended July 1, 2007. This increase was due to increases of $2.6 million of non-cash stock-based compensation expense and $1.8 million in personnel-related expenses associated with the growth of our business.

     Sales and marketing expenses increased $17.9 million for the six months ended June 29, 2008, compared to the six months ended July 1, 2007. The increase is primarily due to increases of $14.5 million attributable to personnel-related expenses to support the growth of our business. Included as part of these personnel-related expenses is employee travel expenses of $2.8 million due to increased headcount and continued international expansion. The remaining $3.4 million increase is attributed to non-personnel-related costs of $2.3 million consisting mainly of sales and marketing activities for our existing and new products and $1.1 million of non-cash stock-based compensation expense. General and administrative expense increased $4.6 million during the six months ended June 29, 2008, compared to the six months ended July 1, 2007, due to increases of $4.4 million in personnel-related expenses associated with the growth of our business, $3.4 million of non-cash stock-based compensation expense and $0.3 million in outside consulting services offset by a decrease of $3.5 million in legal costs primarily related to the settlement of the Affymetrix litigation during the first quarter of 2008.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the growth in our business.
Impairment of Manufacturing Equipment

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Impairment of manufacturing equipment	$4,069	$—	100%	$4,069	$—	100%
     The impairment of manufacturing equipment resulted from our assessment of recoverability on a portion of our imaging and decoding systems that were no longer being utilized due to the development of our next-generation system and our transition to the Infinium HD product line.
Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Amortization of intangible assets	$2,669	$662	303%	$5,084	$1,104	361%
     Amortization of intangible assets as a percentage of revenue was 2% for both the three and six months ended June 29, 2008, compared to 1% for both the three and six months ended July 1, 2007. The increase in amortization expense is primarily due to the settlement of our lawsuit with Affymetrix on January 9, 2008 resulting in the recording of an intangible asset of $36.0 million. We began amortizing this asset during the first quarter of 2008, causing an increase in amortization of intangible assets of $2.0 million and $3.8 million, respectively, for the three and six months ended June 29, 2008 as compared to the three and six months ended July 1, 2007. The additional increase of $0.2 million during the six months ended June 29, 2008 as compared to the six months ended July 1, 2007 represents an additional month of amortization associated with the assets acquired from Solexa due to the timing of the acquisition in 2007.
Acquired In-Process Research and Development

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Acquired In-Process Research and Development	$—	$—	—%	$—	$303,400	(100%)
     As a result of the Solexa acquisition in January 2007, we recorded an acquired IPR&D charge of $303.4 million. No acquisitions resulting in similar charges occurred during the three and six months ended June 29, 2008.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Interest and other income, net	$830	$2,343	(65%)	$4,410	$5,066	(13%)
     Interest income on our cash and cash equivalents and investments was $2.0 million and $5.7 million for the three and six months ended June 29, 2008, compared to $4.1 million and $7.3 million for the three and six months ended July 1, 2007. The decrease in interest income over the prior period was primarily driven by lower interest rates on our cash and investment portfolio coupled with lower average cash balances.
     Interest expense related to our convertible debt represented $1.0 million and $2.0 million, respectively, of interest and other income, net for the three and six months ended June 29, 2008 and $1.0 million and $1.5 million, respectively, of interest and other income, net for the three and six months ended July 1, 2007.
     In addition, we recorded approximately $0.2 million in net foreign currency transaction losses for the three months ended June 29, 2008 and net foreign currency transaction gains of $0.7 million during the six months ended June 29, 2008. For both the three and six months ended July 1, 2007, net foreign currency transaction losses of $0.7 million were recorded.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 29,	July 1,	Percentage	June 29,	July 1,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Provision for income taxes	$9,303	$5,330	75%	$18,429	$9,727	89%
     The provision for income taxes consists of federal, state, and foreign income tax expenses. The increase in the provision for income taxes for the three and six months ended June 29, 2008 as compared to the three and six months ended July 1, 2007 was primarily driven by the increase in the income (loss) before income taxes and the expiration of the U.S. federal research and development tax credit.
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
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of June 29, 2008.
     Based upon the available evidence as of June 29, 2008, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.9 million and $25.8 million against certain U.S. and foreign deferred tax assets, respectively.
     As of June 29, 2008, no material changes have been made to our uncertain tax positions recorded in 2007 in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

Liquidity and Capital Resources
Cashflow (in thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
Net cash (used in) provided by operating activities	$(25,532)	$39,126
Net cash used in investing activities	(45,507)	(103,924)
Net cash provided by financing activities	30,150	107,415
Effect of foreign currency translation on cash and cash equivalents	(1,084)	114

Net (decrease) increase in cash and cash equivalents	$(41,973)	$42,731

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the exercise of stock options and participation in our Employee Stock Purchase Plan (ESPP);

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.
     Our historical cash outflows have primarily been associated with:
•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	interest payments on our debt obligations; and

•	in the first quarter of 2008, a $90.0 million one-time payment was made to Affymetrix on January 25, 2008, in accordance with the settlement agreement entered into on January 9, 2008.
     Other factors that impact our cash inflow and outflow include:
•	significant increases in our product and services revenue. As our product sales have increased significantly since 2001, operating income has increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital;
     As of June 29, 2008, we had cash, cash equivalents and short-term investments of $303.3 million, compared to $386.1 million as of December 30, 2007. We currently invest our funds in treasury notes, commercial paper, auction rate securities, corporate bonds and U.S. dollar-based short maturity mutual funds. We do not hold securities backed by mortgages. As of June 29, 2008, we had $55.9 million in auction rate securities issued primarily by municipalities and universities, which are classified as long-term investments. During the six months ended June 29, 2008, we recorded an unrealized loss of $3.1 million due to the failure associated with the auctions of each of these securities, which caused our ability to liquidate our investment and fully recover the carrying value in the near term to be limited or not exist. We have determined this reduction in fair value to be temporary. This unrealized loss reduced the fair value of our auction rate securities as of June 29, 2008 to $52.8 million. This value was determined in accordance with SFAS No. 157. We used Level 3 hierarchical inputs, due to the lack of actively traded market data, including management’s assumptions of pricing by market participants and assumptions about risk. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time the Company anticipates it will take the securities to become liquid. We considered any impairment on these investments to be temporary, thus any changes in fair value were recorded to other comprehensive income and there was no effect on operating income during the three and six months ended June 29, 2008. Refer to our Risk Factor: “Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

     The primary inflows of cash during the six months ended June 29, 2008 were approximately $231.8 million from the sale and maturity of our investments in available-for-sale securities and approximately $28.0 million from the exercise of our stock options. The primary cash outflows during the six months ended June 29, 2008 were attributable to the purchase of available-for-sale securities for approximately $247.5 million, the one-time payment of $90.0 million made to Affymetrix in accordance with the settlement agreement and $29.8 million in capital expenditures primarily for construction-in-progress associated with the expansion of our San Diego facilities, additions to manufacturing equipment as well as the development of our manufacturing facility in Singapore.
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
     Our outstanding convertible notes became convertible into cash and shares of our common stock as of March 31, 2008 and will continue to be convertible at least through, and including, September 30, 2008. Generally, upon conversion of a note, we must pay the conversion value of the note in cash, up to the principal amount of the note. Any excess of the conversion value over the principal amount is payable in shares of our common stock. We currently do not have sufficient cash to pay the cash amounts that would be due, based on current stock prices, if all the notes were converted. However, based on the current trading prices of the notes, we do not currently expect any notes to be converted through September 30, 2008, so long as they continue to trade at above their conversion value. However, holders of the notes may nonetheless convert their notes during this period. If we fail to deliver the consideration that is due upon conversion when required, we will be in default under the indenture for the notes, which may permit the noteholders to cause the notes to be immediately payable in full.
     On July 22 2008, we announced our acquisition of Avantome, Inc. As consideration for the acquisition, we will pay $25.0 million in cash up front and may pay up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones.
     We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Due to expansion of our facilities and manufacturing operations, we anticipate spending approximately $55.1 million in capital expenditures during 2008. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:
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
Recent Accounting Pronouncements
     See Note 1 to our consolidated financial statements for a description of the effect of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Sensitivity
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. For example, if a 100 basis point change in overall interest rates were to occur in 2008, our interest income would change by approximately $3.0 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and available-for-sale investment securities as of June 29, 2008.
     Market Price Sensitive Instruments
     In order to potentially reduce equity dilution, we entered into convertible note hedge transactions, entitling us to purchase up to 11,451,480 shares of our common stock at an initial strike price of $43.66 per share, subject to adjustment. We also entered into warrant transactions with the counterparties of the convertible note hedge transactions. In addition, the Company sold to these counterparties warrants (the warrants) to acquire 9,161,160 shares of the Company’s common stock at an initial strike price of $62.87 per share, subject to adjustment, with the maximum number of shares issuable under these warrants to be capped at 18,322,320 should the convertible note hedge transaction be unwound. The anti-dilutive effect of the bond hedge transactions, if any, could be partially or fully offset to the extent the trading price of our common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, assuming the counterparties exercise those warrants.
     Foreign Currency Exchange Risk
     Although most of our revenue is realized in U.S. dollars, some portions of our revenue are realized in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The functional currencies of the majority of our subsidiaries are their respective local currencies. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities

Exchange Act), as of June 29, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 29, 2008, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the second quarter of 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In the recent past, we incurred substantial costs in defending ourselves against patent infringement claims and expect, going forward, to devote substantial financial and managerial resources to protect our intellectual property and to defend against any future claims asserted against us.
     Applied Biosystems Litigation
     On December 26, 2006, the Applied Biosystems Group of Applera Corporation (Applied Biosystems) filed suit in California Superior Court, Santa Clara County against Solexa (which we acquired on January 26, 2007). This State Court action was related to the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz), who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied Biosystems filed a second suit, this time against us, in the U.S. District Court for the Northern District of California. This second suit sought a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division. By these consolidated actions, Applied Biosytems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement and invalidity of these patents. Applied Biosystems is not asserting any claim for patent infringement against us.
     The Macevicz patents relate to methods for sequencing DNA using successive rounds of oligonucleotide probe ligation (sequencing-by-ligation). Our Genome Analyzer products use a different technology called Sequencing-by-Synthesis (SBS), which we believe is not covered by any of these patents. In addition, we have no plans to use any of the Sequencing-by-Ligation technologies covered by these patents.
ITEM 1A. Risk Factors.
     Our business is subject to various risks, including those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 30, 2007, which we filed with the SEC on February 26, 2008 and strongly encourage you to review. Except as set forth below, there have been no material changes from the risk factors disclosed in that section of our Form 10-K.
     We no longer consider the risk factor in our annual report titled “The combined company may fail to realize the anticipated benefits of the acquisition as a result of our failure to achieve anticipated revenue growth following the acquisition” to be material. This risk factor, which addressed the realization of the anticipated benefits of our Solexa acquisition, is no longer considered material because we have experienced operating profits resulting from the acquisition. In addition, we no longer consider the risk factor in our annual report titled “The accounting method for our convertible debt securities may be subject to change” to be relevant, because the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1 in May 2008. This FSP finalized the proposed change in accounting treatment for our convertible notes. We refer you to the discussion under the heading “Recent Accounting Pronouncements” in Note 1 to our financial statements.
     In addition, we consider the following additional risk factors to be relevant to our business:
     We may not have the ability to pay the cash payments due upon conversion of our outstanding convertible notes.
     In February 2007, we issued $400.0 million of 0.625% convertible senior notes due February 2014. The notes are convertible into cash and, if applicable, shares of our common stock only if specified conditions are satisfied. During the first quarter of 2008, we determined that one of these conditions was satisfied, and, accordingly, the notes were convertible from, and including, April 1, 2008 through, and including, June 30, 2008. The requirements of the same condition were again satisfied in the second quarter of 2008, and, accordingly, the Notes will continue to be convertible through, and including, September 30, 2008.

     Generally, upon conversion of a note, we must pay the conversion value of the note in cash, up to the principal amount of the note. Any excess of the conversion value over the principal amount is payable in shares of our common stock. We currently do not have sufficient cash to pay the cash amounts that would be due, based on current stock prices, if all the notes were converted. However, as was the case during the second calendar quarter of 2008, the notes currently continue to trade above their conversion value. As a result, we do not currently expect any notes to be converted during the third calendar quarter of 2008. Holders of the notes may nonetheless convert their notes during this period.
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
     Loss of the tax deduction on our outstanding convertible notes.
     We could lose some or all of the tax deduction for interest expense associated with our $400.0 million aggregate principal amount of convertible notes due in 2014 if the foregoing notes are not subject to the special Treasury Regulations governing integration of certain debt instruments, which we do not expect to be the case, the notes are converted, or we invest in non-taxable investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None during the second quarter of fiscal 2008.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2007 Annual Meeting of Stockholders was held on May 16, 2008. Directors Daniel M. Bradbury and Roy A. Whitfield will continue to serve as directors with terms expiring at our 2011 Annual Meeting of Stockholders. Our stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for 2008. Our stockholders also ratified an amendment to increase the maximum number of shares of common stock authorized for issuance under our 2005 Stock and Incentive Plan by 1,200,000 shares.
     Our stockholders voted as follows on the proposals below:
1.	Proposal to elect directors:

	For	Withhold Authority
Daniel M. Bradbury	50,326,890	2,017,976
Roy A. Whitfield	51,523,483	821,383
2.	The vote on ratification of the appointment of Ernst & Young LLP as our independent auditors for 2008 was as follows:

For	52,252,008
Against	85,303
Abstain	7,555
Non Votes	0
3.	The vote on ratification of the amendment to increase the maximum number of shares of common stock authorized for issuance under our 2005 Stock and Incentive Plan by 1,200,000 shares was as follows:

For	25,724,285
Against	19,179,703
Abstain	300,799
Non Votes	7,140,079

Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description of Document
10.43	Amended and Restated Stock and Incentive Plan.

10.53	Change in Control Severance Agreement between the Registrant and Gregory F. Heath.

10.54	Change in Control Severance Agreement between the Registrant and Joel McComb.

10.55	Indemnification Agreement between the Registrant and Gregory F. Heath.

10.56	Indemnification Agreement between the Registrant and Joel McComb.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)
Date: July 25, 2008	/s/ Christian O. Henry
Christian O. Henry
Senior Vice President and Chief Financial Officer