Form 10-Q/A
period 2008-06-29
ILLUMINA INC
filed 2008-10-16
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2008, there were 57,163,393 shares of the Registrant’s Common Stock outstanding.

Item 6. Exhibits
SIGNATURES
EXHIBIT 10.43
EXHIBIT 31.1
EXHIBIT 31.2

Explanatory Note
We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008, which we originally filed with the Securities and Exchange Commission, or SEC, on July 25, 2008, to amend Exhibit 10.43, our Amended and Restated Stock and Incentive Plan. As originally filed, Exhibit 10.43 inadvertently omitted the text of amendments that we effected in July 2007 and described in a current report on Form 8-K that we filed with the SEC on July 30, 2007.
This Amendment No. 1 continues to speak as of the date of our original quarterly report, and we have not updated the disclosure contained in that original quarterly report to reflect any subsequent events. Accordingly, you should read the filings we have made with the SEC since the time we filed that original quarterly report.
Item 6. Exhibits

Exhibit
number	Description
10.43	Amended and Restated Stock and Incentive Plan.
10.53†	Change in Control Severance Agreement between the Registrant and Gregory F. Heath.
10.54†	Change in Control Severance Agreement between the Registrant and Joel McComb.
10.55†	Indemnification Agreement between the Registrant and Gregory F. Heath.
10.56†	Indemnification Agreement between the Registrant and Joel McComb.
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc.
Date: October 16, 2008	/s/ Christian O. Henry
Christian O. Henry
Senior Vice President and Chief Financial Officer