Form 10-Q
period 2008-09-28
ILLUMINA INC
filed 2008-10-29
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 28, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 17, 2008, there were 123,738,333 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 28, 2008	December 30, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$355,219	$174,941
Short-term investments	294,428	211,141
Accounts receivable, net	124,161	83,119
Inventory, net	72,953	53,980
Deferred tax assets, current portion	20,041	26,934
Prepaid expenses and other current assets	8,424	12,640

Total current assets	875,226	562,755
Property and equipment, net	82,198	46,274
Long-term investments	51,567	—
Goodwill	228,734	228,734
Intangible assets, net	50,299	58,116
Deferred tax assets, long-term portion	61,364	80,245
Other assets, net	11,934	11,608

Total assets	$1,361,322	$987,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$91,220	$75,163
Litigation settlements payable	—	90,536
Current portion of long-term debt	400,127	16

Total current liabilities	491,347	165,715
Long-term debt, less current portion	460	400,000
Other long-term liabilities	16,522	10,339
Commitments and contingencies
Stockholders’ equity	852,993	411,678

Total liabilities and stockholders’ equity	$1,361,322	$987,732

(1)	The Condensed Consolidated Balance Sheet at December 30, 2007 has been derived from the audited financial statements as of that date.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$140,319	$90,021	$379,554	$225,583
Service and other revenue	9,941	7,489	32,744	28,611

Total revenue	150,260	97,510	412,298	254,194

Costs and expenses:
Cost of product revenue (excluding impairment of manufacturing equipment and amortization of intangible assets)	51,088	34,582	140,761	83,436
Cost of service and other revenue	3,342	2,496	10,209	8,903
Research and development	27,567	19,753	71,625	53,893
Selling, general and administrative	39,365	24,307	108,808	71,237
Impairment of manufacturing equipment	—	—	4,069	—
Amortization of intangible assets	2,702	662	7,785	1,767
Acquired in-process research and development	24,660	—	24,660	303,400

Total costs and expenses	148,724	81,800	367,917	522,636

Income (loss) from operations	1,536	15,710	44,381	(268,442)
Interest and other income, net	2,446	3,978	6,856	9,043

Income (loss) before income taxes	3,982	19,688	51,237	(259,399)
Provision for income taxes	11,270	5,185	29,699	14,912

Net income (loss)	$(7,288)	$14,503	$21,538	$(274,311)

Net income (loss) per basic share*	$(0.06)	$0.13	$0.19	$(2.55)

Net income (loss) per diluted share*	$(0.06)	$0.12	$0.16	$(2.55)

Shares used in calculating basic net income (loss) per share*	119,733	108,636	114,991	107,694

Shares used in calculating diluted net income (loss) per share*	119,733	118,790	134,375	107,694

*	Adjusted to reflect a two-for-one stock split effective September 22, 2008.
See accompanying notes to the condensed consolidated financial statements

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
Operating activities:
Net income (loss)	$21,538	$(274,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	24,660	303,400
Amortization of increase in inventory valuation	—	942
Amortization of intangible assets	7,785	1,803
Amortization of debt issuance costs	1,026	839
Depreciation expense	12,206	8,177
Loss on disposal of property and equipment	273	16
Impairment of manufacturing equipment	4,069	—
Stock-based compensation expense	35,803	24,130
Deferred income taxes	25,764	—
Amortization of gain on sale of land and building	(128)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(43,142)	(33,920)
Inventory	(18,230)	(17,151)
Prepaid expenses and other current assets	3,378	(890)
Other assets	(1,275)	1,674
Accounts payable and accrued liabilities	9,871	18,414
Litigation settlements payable	(90,536)	—
Accrued income taxes	1,713	12,130
Other long-term liabilities	6,990	(667)

Net cash provided by operating activities	1,765	44,441

Investing activities:
Cash (paid) obtained in acquisition, including cash paid for transaction costs	(24,666)	72,083
Purchases of available-for-sale securities	(430,851)	(449,088)
Sales and maturities of available-for-sale securities	290,629	256,239
Purchases of property and equipment	(45,139)	(15,257)
Proceeds from sale of fixed assets	—	40
Cash paid for intangible assets	—	(85)

Net cash used in investing activities	(210,027)	(136,068)

Financing activities:
Payments on long-term debt	(15)	(86)
Proceeds from issuance of convertible debt, net of issuance costs	—	390,270
Purchase of convertible note hedges	—	(139,040)
Proceeds from the exercise of warrants	2,991	92,642
Common stock repurchases	—	(251,622)
Proceeds from secondary offering, net of issuance cost	342,637	—
Proceeds from issuance of common stock	41,473	25,684

Net cash provided by financing activities	387,086	117,848
Effect of foreign currency translation on cash and cash equivalents	1,454	(500)

Net increase in cash and cash equivalents	180,278	25,721
Cash and cash equivalents at beginning of period	174,941	38,386

Cash and cash equivalents at end of period	$355,219	$64,107

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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and nine months ended September 28, 2008 and September 30, 2007 were both 13 and 39 weeks, respectively.
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
     While the majority of its sales agreements contain standard terms and conditions, the Company does enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. The fair value of an item is generally the price charged for the product, if the item is regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, the arrangement consideration is generally allocated to each unit of accounting based upon its relative fair value. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. When the Company is unable to establish stand-alone value for delivered items or when fair value of undelivered items has not been established, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. The Company recognizes revenue for delivered elements only when it determines that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance.
Impairment of Long-lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future discounted cash flows associated with the use of the asset and adjusts the value of the asset accordingly. Factors that would necessitate an impairment assessment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows and significant changes in the Company’s strategic business objectives and utilization of the asset.
Stock-Based Compensation
     The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards under SFAS No. 123(R), Share-Based Payment. This model incorporates various assumptions including volatility, expected life and interest rates. For the three and nine months ended September 28, 2008, volatility was determined by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the Employee Stock Purchase Plan (ESPP) during those periods are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest rate — stock options	3.27 - 3.36%	4.47 - 4.90%	2.85 - 3.52%	4.61 - 4.90%
Interest rate — stock purchases	2.90 - 4.47%	4.71 - 4.83%	2.90 - 4.71%	4.71 - 4.86%
Volatility — stock options	52-53%	55-58%	51-56%	55-70%
Volatility — stock purchases	56-58%	69 - 75%	56 - 69%	69 - 76%
Expected life — stock options	6 years	6 years	6 years	6 years
Expected life — stock purchases	6 - 12 months	6 -12 months	6 - 12 months	6 - 12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$22.60	$12.96	$18.75	$12.54
Weighted average fair value per share of employee stock purchases	$8.88	$7.33	$8.13	$6.67
     As of September 28, 2008, approximately $153.3 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 1.9 years.
     Total share-based compensation expense for employee stock options and stock purchases for the three and nine months ended September 28, 2008 and September 30, 2007 is comprised of the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of product revenue	$1,093	$1,059	$3,734	$2,901
Cost of service and other revenue	109	60	288	197
Research and development	3,535	2,607	10,289	7,035
Selling, general and administrative	8,003	4,942	21,559	13,998

Share-based compensation expense before taxes	12,740	8,668	35,870	24,131
Related income tax benefits	(3,649)	(3,724)	(11,447)	(5,643)

Share-based compensation expense, net of taxes	$9,091	$4,944	$24,423	$18,488

Net share-based compensation expense per share of common stock:
Basic	$0.08	$0.05	$0.21	$0.17

Diluted	$0.08	$0.04	$0.18	$0.17

Net Income (Loss) per Share
     On July 22, 2008, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of September 10, 2008 and a distribution date of September 22, 2008. Share and per share amounts have been restated to reflect the stock split for all periods presented.
     Basic and diluted net income (loss) per share of common stock is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares from the Company’s Convertible Senior Notes, equity awards, warrants sold in connection with the Convertible Senior Notes and warrants assumed in the acquisition of Solexa, Inc. (Solexa) using the treasury stock method. The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Weighted-average shares outstanding	119,733	108,672	114,991	107,728
Less: Weighted-average shares of common stock subject to repurchase	—	(36)	—	(34)

Weighted-average shares used in calculating basic net income (loss) per share	119,733	108,636	114,991	107,694
Plus: Effect of dilutive Convertible Senior Notes	—	1,311	7,942	—
Plus: Effect of dilutive equity awards	—	6,739	5,675	—
Plus: Effect of dilutive warrants sold in connection with the Convertible Senior Notes	—	—	3,375	—
Plus: Effect of dilutive warrants assumed in the acquisition of Solexa	—	2,104	2,392	—

Weighted-average shares used in calculating diluted net income (loss) per share	119,733	118,790	134,375	107,694

Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments from prior periods for the foreign operations and unrealized gains and losses on the Company’s available-for-sale securities, including a temporary impairment charge of $4.3 million as of September 28, 2008 associated with the Company’s auction rate securities. Refer to Note 4 for further discussion regarding this unrealized loss.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net (loss) income	$(7,288)	$14,503	$21,538	$(274,311)
Foreign currency translation adjustments	—	312	155	514
Unrealized gain (loss) on investments	(1,078)	428	(3,320)	(10,299)

Total other comprehensive (loss) income	$(8,366)	$15,243	$18,373	$(284,096)

Functional Currency
     The Company has historically identified the local currency as the functional currency in each of its foreign subsidiaries and the effects of translation were recorded as other comprehensive income (loss). During the third quarter of 2008, the Company reorganized its international structure to execute a more efficient relationship between product development, product manufacturing and sales. The reorganization increased the foreign subsidiaries’ anticipated dependence on the U.S. entity for management decisions, financial support, production assets and inventory thereby making the foreign subsidiaries more of a direct and integral component of the U.S. entity’s operations. As a result, the Company reassessed the primary economic environment of its foreign subsidiaries and determined the subsidiaries are more U.S. dollar based, resulting in a U.S. dollar functional currency determination. Currently, as a result of this change, the Company remeasures its foreign subsidiaries’ assets and liabilities and income and expense accounts related to nonmonetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in its consolidated statements of operations.
Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current period’s presentation.
Recent Accounting Pronouncements
     SFAS No. 141(R), Business Combinations, was issued in December of 2007. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and sets forth what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of this pronouncement will have on the Company’s consolidated financial statements.

     In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Accounting Principles Board Opinions (APB) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1 or the FSP) that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, such as the Company’s $400.0 million aggregate principal amount of convertible notes that are currently outstanding, to be bifurcated into debt and equity components and accounted for separately at issuance. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond, resulting in the recognition of interest expense on these securities at an effective rate more comparable to what the Company would have incurred had the Company issued nonconvertible debt with otherwise similar terms. The equity component of the convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on the Company’s consolidated balance sheets and the initial carrying values of these debt securities would be correspondingly reduced. Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized, which would result in a material adverse impact on the results of operations and on earnings per share. In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, any unamortized debt discount at the time of such redemption or conversion would result in a loss on extinguishment. The Company is currently evaluating the impact this FSP will have on its results of operations upon adoption. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008 and require retrospective application.
     In October 2008, the FASB issued FASB FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company believes the impact of this pronouncement on the Company’s consolidated financial statements to be immaterial.
2. Acquisition
     Avantome, Inc.
     On August 1, 2008, the Company completed its acquisition of Avantome, Inc. (Avantome), a privately held Delaware corporation. As consideration for the acquisition, the Company paid $25.8 million in cash, including transaction costs, and may pay up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. The Company assumed $1.1 million in net assets, and recorded a charge of $24.7 million for purchased in-process research and development (IPR&D) primarily associated with the development of Avantome’s low-cost, long read-length sequencing technology. The amount allocated to IPR&D was expensed upon acquisition as it was determined that the underlying project had not reached technological feasibility and had no alternative future use. The Company has assessed the contingent consideration payable in accordance with the provisions of SFAS No. 141, Business Combinations, and EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Approximately $11.0 million of the contingent consideration will be recorded as compensation expense over a three-year period as this consideration is due to the former primary shareholders of Avantome contingent upon their employment with the Company for three years. The remaining contingent consideration of $24.0 million will be recorded as additional purchase price when certain milestones are achieved or the amount is determinable beyond a reasonable doubt.
     The results of Avantome’s operations have been included in the Company’s consolidated financial statements since the acquisition date of August 1, 2008. Pro forma results of operations have not been presented because the effects of the acquisition were not material.
     Solexa, Inc.
     On January 26, 2007, the Company completed its acquisition of Solexa, a Delaware corporation, in a stock-for-stock merger transaction. The Company issued approximately 26.2 million shares of its common stock as consideration for this merger.

     The purchase price of the acquisition is as follows (in thousands):

Fair market value of securities issued	$527,067
Fair market value of change of control bonuses and related taxes	8,182
Transaction costs not included in Solexa net tangible assets acquired	8,138
Fair market value of vested stock options, warrants and restricted stock assumed	75,334

Total purchase price	$618,721

     Based on the estimated fair values at the acquisition date, the Company allocated $303.4 million to IPR&D, $62.2 million to tangible assets acquired and liabilities assumed and $24.4 million to intangible assets. The remaining excess of the purchase price over the fair value of net assets acquired of $228.7 million was allocated to goodwill.
     The results of Solexa’s operations have been included in the Company’s consolidated financial statements since the acquisition date of January 26, 2007. The following unaudited pro forma information shows the results of the Company’s operations for the specified reporting periods as though the acquisition had occurred as of the beginning of that period (in thousands, except per share data):

Nine Months Ended
September 30, 2007
Revenue	$254,249
Net income	$21,436
Basic net income per share	$0.20
Diluted net income per share	$0.18
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
3. Segment Information
     During the first quarter of 2008, the Company reorganized its operating structure into a newly created Life Sciences Business Unit, which includes all products and services related to the research market, namely the BeadArray, BeadXpress and Sequencing product lines. The Company also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the three and nine months ended September 28, 2008, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operated in one segment for the three and nine months ended September 28, 2008.
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
     As of September 28, 2008, the Company’s excess cash balances were primarily invested in marketable debt securities, including treasury bills and commercial paper with strong credit ratings, corporate bonds and short maturity mutual funds providing similar financial returns. Additionally, the Company had $55.9 million in auction rate securities issued primarily by municipalities and universities. During the nine months ended September 28, 2008, the Company recorded an unrealized loss of $4.3 million due to the failure associated with the auctions of each of these securities, which has limited the Company’s ability to liquidate its investment and fully recover the carrying value in the near term. The Company has determined this reduction in fair value to be temporary. This unrealized loss reduced the fair value of the Company’s auction rate securities to $51.6 million. These securities are classified as long-term investments and the unrealized loss is included as a component of other comprehensive income within stockholders’ equity in the Company’s consolidated balance sheet.

     The municipal auction rate securities held by the Company are rated by the following agencies: Fitch, Moody’s and Standard & Poor’s. All of the securities held by the Company are currently rated AAA, the highest rating. Although their credit ratings did not deteriorate, there was insufficient demand at auction for all of the high-grade auction rate securities held by the Company during the first quarter of 2008, causing them to be illiquid. During the second and third quarter of 2008, the credit market did not recover and the auction rate securities remained illiquid. In the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without a loss of principal until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. As a result, the Company has recorded an unrealized loss during the nine months ended September 28, 2008. This unrealized loss was determined in accordance with SFAS No. 157, Fair Value Measurements, which was adopted by the Company on January 1, 2008.
     As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data, the value of these auction rate securities and resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected 5-year period reflective of the length of time until the Company’s securities become liquid or potentially get repurchased. A discount rate of approximately 5% was utilized when preparing this model. The classification of these securities as long-term assets was deemed appropriate as the Company believes it may not be able to liquidate its investments without significant loss within the next year. The Company currently believes these securities are not permanently impaired, primarily due to the government guarantee of the underlying securities and the Company’s ability to hold these securities for the foreseeable future. The Company’s cash, cash equivalents and short-term investments total $649.6 million as of September 28, 2008. Based on the liquidity of these funds and the Company’s projected cash flows from operations, the Company believes that the illiquidity on the auction rate security investments will not materially affect its ability to execute its current business plan.
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

	September 28, 2008	December 30, 2007
Raw materials	$31,849	$27,098
Work in process	31,890	20,321
Finished goods	9,214	6,561

Total inventory, net	$72,953	$53,980

6. Impairment of Manufacturing Equipment
     During fiscal 2008, the Company implemented next-generation imaging and decoding systems to be used in manufacturing. These systems were developed to increase existing capacity and allow the Company to transition to the Infinium High-Density (HD) product line. As a result of this transition, the demand for products manufactured on the previous infrastructure was reduced and certain systems were no longer being utilized. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a non-cash impairment charge of $4.1 million was recorded in the second quarter of fiscal 2008 for the excess machinery. This charge is included as a separate line item in the Company’s consolidated statement of operations. There was no change to useful lives and related depreciation expense of the remaining assets as the Company believes these estimates are currently reflective of the period the assets will be used in operations.
7. Goodwill and Intangible Assets
     The Company accounts for goodwill and intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. As such, goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews or more frequent reviews if events or circumstances indicate there may be impairment. The Company performed its annual impairment test of goodwill as of May 30, 2008 noting no impairment. No indicators have arisen since management’s assessment on May 30, 2008 that would require further assessment.

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
     Of the total $90.0 million payment made on January 25, 2008, $36.0 million was recorded as licensed technology and classified as an intangible asset. The remaining $54.0 million was charged to expense during the fourth quarter of 2007. This allocation was determined in accordance with SFAS No. 5, Accounting for Contingencies, and EITF 00-21 using the concepts of fair value based on the past and estimated future revenue streams related to the products covered by the patents previously under dispute. The value of the licensed technology is the benefit derived, calculated using estimated discounted cash flows and future revenue projections, from the perpetual covenant not to sue for damages related to the sale of the Company’s current products. The Company utilized a discount rate of 9.25% when preparing this model. The effective life of the licensed technology extends through 2015, the final expiry date of all patents considered in valuing the intangible asset. The related amortization is based on the higher of the percentage of usage or the straight-line method. The percentage of usage was determined using actual and projected revenues generated from products covered by the patents previously under dispute. For the current quarter, the percentage of usage was higher than the straight-line method, resulting in an expense of $2.0 million and $5.8 million for the three and nine months ended September 28, 2008, respectively.
     Acquired core technology and customer relationships are being amortized on a straight-line basis over their effective useful lives of 10 and three years, respectively. The amortization of the Company’s intangible assets is excluded from cost of product revenue and is separately classified as amortization of intangible assets on the Company’s consolidated statements of operations.
     The following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates (in thousands):

	September 28, 2008			December 30, 2007
	Gross Carrying	Accumulated	Intangibles,	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net
Licensed technology	$36,000	$(5,798)	$30,202	$36,000	$—	$36,000
Core technology	23,500	(3,916)	19,584	23,500	(2,154)	21,346
Customer relationships	900	(500)	400	900	(275)	625
License agreements	1,029	(916)	113	1,029	(884)	145

Total intangible assets, net	$61,429	$(11,130)	$50,299	$61,429	$(3,313)	$58,116

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
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 30, 2007	$3,716
Additions charged to cost of revenue	8,222
Repairs and replacements	(5,090)

Balance at September 28, 2008	$6,848

9. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	September 28, 2008	December 30, 2007
Accounts payable	$31,035	$24,311
Compensation	22,231	17,410
Short-term deferred revenue	8,749	7,541
Taxes	6,903	8,298
Reserve for product warranties	6,848	3,716
Customer deposits	6,728	5,266
Accrued royalties	2,942	1,867
Legal and other professional fees	2,017	4,276
Other	3,767	2,478

Total accounts payable and accrued liabilities	$91,220	$75,163

10. Stockholders’ Equity
     Common Stock
     On July 22, 2008, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of September 10, 2008 and a distribution date of September 22, 2008. Share and per share amounts have been restated to reflect the stock split for all periods presented.
     On August 12, 2008, a total of 8,050,000 shares were sold to the public at a public offering price of $43.75 per share, raising net proceeds to the Company of approximately $342.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.
     On September 28, 2008, the Company had 123,686,273 shares of common stock outstanding.
     Stock Options
     In June 2005, the stockholders of the Company approved the 2005 Stock and Incentive Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, issuance of options under the Company’s existing 2000 Stock Plan ceased. Additionally, in connection with the acquisition of Solexa, the Company assumed stock options granted under the 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan). The 2005 Stock Plan and the 2005 Solexa Equity Plan initially provided that an aggregate of up to 24,571,238 shares of the Company’s common stock be reserved and available to be issued. The 2005 Stock Plan provides for an automatic annual increase in the shares reserved for issuance by the lesser of 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 2,400,000 shares or such lesser amount as determined by the Company’s board of directors. Additionally, during the Company’s Annual Meeting of Stockholders held on May 16, 2008, the stockholders ratified an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock Plan by 2,400,000 shares. As of September 28, 2008, options to purchase 7,354,951 shares remained available for future grant under the 2005 Stock Plan and 2005 Solexa Equity Plan.
     On January 29, 2008, the Company’s board of directors approved the New Hire Stock and Incentive Plan, which provides for the issuance of options and shares of restricted stock to newly hired employees. There is no set number of shares reserved for issuance under this Plan.
     The Company’s stock option activity under all stock option plans during the nine months ended September 28, 2008 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 30, 2007	20,847,868	$12.13
Granted	2,891,100	$35.14
Exercised	(4,198,514)	$8.66
Cancelled	(1,198,002)	$20.14

Outstanding at September 28, 2008	18,342,452	$16.01

     The following is a further breakdown of the options outstanding as of September 28, 2008:

					Weighted
		Weighted			Average
		Average			Exercise
		Remaining	Weighted		Price
Range of	Options	Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.05-3.59	1,835,126	4.12	$2.63	1,196,336	$2.43
$3.71-4.30	1,882,382	5.52	$4.16	1,055,597	$4.11
$4.35-8.68	2,134,796	6.19	$6.20	1,208,687	$6.06
$8.87-13.17	1,990,508	6.65	$11.00	793,852	$10.94
$13.30-17.00	1,864,597	8.12	$15.16	554,006	$14.75
$17.04-19.61	2,103,877	7.91	$18.65	660,973	$18.47
$19.71-20.04	2,247,680	7.48	$20.03	597,805	$20.04
$20.12-32.49	2,501,686	9.04	$27.45	278,538	$26.64
$32.58-42.02	1,551,800	9.49	$35.08	34,062	$34.10
$44.38-44.38	230,000	9.85	$44.38	—	$—

$0.05-44.38	18,342,452	7.23	$16.01	6,379,856	$10.06

     The weighted average remaining life in years of options exercisable is 6.44 years as of September 28, 2008.
     The aggregate intrinsic value of options outstanding and options exercisable as of September 28, 2008 was $484.5 million and $206.3 million, respectively. Aggregate intrinsic value represents the product of the number of options outstanding and the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $42.40 on September 26, 2008, and the exercise price. Total intrinsic value of options exercised was $39.8 million and $42.2 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.
     Employee Stock Purchase Plan
     In February 2000, the board of directors and stockholders adopted the 2000 ESPP. A total of 15,467,426 shares of the Company’s common stock have been reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the ESPP provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 3,000,000 shares or such lesser amount as determined by the Company’s board of directors. Shares totaling 276,198 were issued under the ESPP during the nine months ended September 28, 2008. As of September 28, 2008, there were 10,794,162 shares available for issuance under the ESPP.
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
     A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 28, 2008 is as follows:

Restricted Stock Units (1)
Outstanding at December 30, 2007	394,500
Awarded	655,480
Vested	—
Cancelled	(29,740)

Outstanding at September 28, 2008	1,020,240

(1)	Each stock unit represents the fair market value of one share of common stock.
     The weighted average grant-date fair value per share for the restricted stock units was $39.27 for the nine months ended September 28, 2008.
     Based on the closing price of the Company’s common stock of $42.40 on September 26, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was $43.3 million.

     No restricted stock units were outstanding as of September 30, 2007.
     Warrants
     In conjunction with its acquisition of Solexa, the Company assumed 4,489,686 warrants issued by Solexa prior to the acquisition. During the nine months ended September 28, 2008, there were 337,384 warrants exercised, resulting in cash proceeds to the Company of approximately $3.0 million.
     A summary of all warrants outstanding as of September 28, 2008 is as follows:

Number of Shares	Exercise Price	Expiration Date
238,510	$7.27	4/25/2010
864,040	$7.27	7/12/2010
809,246	$10.91	11/23/2010
1,125,734	$10.91	1/19/2011
18,322,320 (1)	$31.44	2/15/2014
21,359,850

(1)	Represents warrants sold in connection with the offering of the Company’s Convertible Senior Notes (See Note 11).
     Treasury Stock
     In connection with its issuance of $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 on February 16, 2007, the Company repurchased 11.6 million shares of its outstanding common stock for approximately $201.6 million in privately negotiated transactions concurrently with the offering. Additionally, during 2007, the Company repurchased approximately 3.2 million shares of its common stock under a Rule 10b5-1 trading plan for approximately $50.0 million. This plan expired during 2007.
11. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes), which included the exercise of the initial purchasers’ option to purchase up to an additional $50.0 million aggregate principal amount of Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made an interest payment of approximately $1.2 million on August 15, 2008. The Notes mature on February 15, 2014.
     The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of Notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading period (the measurement period) in which the trading price per Note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending April 1, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the Notes will be convertible at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. The requirements of the second condition were satisfied during the first quarter of 2008. Accordingly, the Company’s outstanding convertible notes became convertible into cash and, if applicable, shares of common stock, during the period from, and including April 1, 2008 through, and including, June 30, 2008. The Company has determined that the requirements of this same condition have again been satisfied in each of the second and third quarters of 2008. Accordingly, the Notes will continue to be convertible through, and including, December 31, 2008. Generally upon conversion of a Note, the Company will pay the conversion value of the Note in cash, up to the principal amount of the Note. Any excess of the conversion value over the principal amount is payable in shares of the Company’s common stock. As of September 28, 2008, the principal amount of these Notes was classified as current liabilities. If, during the fourth quarter, none of the conditions to convertibility are satisfied, then the Company will reclassify the principal amount of these Notes to long-term debt.

     In connection with the offering of the Notes in February 2007, the Company entered into convertible note hedge transactions (the hedge) with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase up to 18,322,320 shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants (the warrants) exercisable, on a cashless basis, for up to 18,322,320 shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The cost of the hedge that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million and was reflected as a reduction of additional paid-in capital. The hedge is expected to reduce the potential equity dilution upon conversion of the Notes to the extent the Company exercises the note hedges to purchase shares from the counterparties to deliver to converting noteholders. However, the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, and the warrants are exercised.
12. Legal Proceedings
     In the recent past, the Company incurred substantial costs in defending against patent infringement claims and expects, going forward, to devote substantial financial and managerial resources to protect the Company’s intellectual property and to defend against any future claims asserted against the Company.
     Applied Biosystems Litigation
     On December 26, 2006, Applied Biosystems Inc. (Applied Biosystems), formerly known as Applera Corporation, filed suit in California Superior Court, Santa Clara County against Solexa (which was acquired by the Company on January 26, 2007). This State Court action was related to the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz), who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied Biosystems filed a second suit, this time against the Company, in the U.S. District Court for the Northern District of California. This second suit sought a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division. By these consolidated actions, Applied Biosystems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement and invalidity of these patents. Applied Biosystems is not asserting any claim for patent infringement against the Company. The case is currently scheduled to go to trial on December 1, 2008.
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
13. Employee Benefit Plans
     Retirement Plan
     The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary. During the nine months ended September 28, 2008 and September 30, 2007, the Company made matching contributions of $2.0 million and $0.9 million, respectively.
     Executive Deferred Compensation Plan
     For the Company’s executives and members of the board of directors, the Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. Eligible participants can contribute up to 80% of their base salary and 100% of all other forms of compensation into the Plan, including bonus, commission and director fees. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death, or retirement, or a change in control of the Company. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of September 28, 2008, no employer contributions were made to the Plan.

     In January 2008, the Company also established a rabbi trust for the benefit of its directors and officers under the Plan. In accordance with FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of September 28, 2008, the assets of the trust and liabilities of the Company were $1.4 million. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s balance sheet as of September 28, 2008. Changes in the values of the assets held by the rabbi trust accrue to the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements, notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2007 included in our Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
     The discussion and analysis in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” intend,” “may,” “plan,” “potential,” “predict,” “project,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements include, among others, the integration of Solexa, Inc.’s (Solexa) technology with our existing technology, the commercial launch of new products, including products based on our Solexa and our VeraCode technologies, and the duration which our existing cash and other resources is expected to fund our operating activities.
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the subsection entitled “Item 1A. Risk Factors” below as well as those discussed elsewhere. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (SEC).
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
Product Developments
     Consumables
     During the nine months ended September 28, 2008, we introduced two new products for DNA analysis: the Infinium High-Density (HD) Human1M-Duo (two samples per chip) and the Human610-Quad (four samples per chip), featuring up to 2.3 million SNPs per BeadChip. The new Infinium HD product line doubles sample throughput compared to prior generations of the product and reduces DNA input requirements by as much as seventy percent. First customer shipments of the Human610-Quad occurred in the first quarter of 2008. The Human1M-Duo BeadChips began shipment in the second quarter of 2008.
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

Investments
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
     We have adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities only and will adopt the provisions for non-financial assets and non-financial liabilities effective December 29, 2008. We have assessed the fair value of our financial assets and liabilities in an inactive market in accordance with SFAS No. 157-3.
     We determine fair value of our financial assets and liabilities in accordance with SFAS No. 157 and 157-3. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. We have performed our annual test of goodwill as of May 30, 2008 noting no impairment. No indicators have arisen since management’s assessment on May 30, 2008 that would require further assessment.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of these assumptions used in the BSM model change significantly, stock-based compensation expense resulting from new equity awards may differ materially in the future from that recorded in the current period.

Income Taxes
     In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of September 28, 2008, we have maintained a valuation allowance only against certain U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS No. 109.
     Due to the adoption of SFAS No. 123(R), we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.
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

	Three Months Ended		Nine months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Revenue:
Product revenue	93%	92%	92%	89%
Service and other revenue	7	8	8	11

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue	34	35	34	33
Cost of service and other revenue	2	3	3	4
Research and development	18	20	17	21
Selling, general and administrative	26	25	26	28
Impairment of manufacturing equipment	—	—	1	—
Amortization of intangible assets	2	1	2	1
Acquired in-process research and development	17	—	6	119

Total costs and expenses	99	84	89	206

Income (loss) from operations	1	16	11	(106)
Interest and other income, net	2	4	1	4

Income (loss) before income taxes	3	20	12	(102)
Provision for income taxes	8	5	7	6

Net income (loss)	(5%)	15%	5%	(108%)

Three and Nine months Ended September 28, 2008 and September 30, 2007
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three and nine months ended September 28, 2008 and September 30, 2007 were both 13 and 39 weeks, respectively.

Revenue

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Product revenue	$140,319	$90,021	56%	$379,554	$225,583	68%
Service and other revenue	9,941	7,489	33%	32,744	28,611	14%

Total revenue	$150,260	$97,510	54%	$412,298	$254,194	62%

     The increase in product revenue for both periods presented resulted predominantly from higher consumable sales, as well as higher sales of our GAII. Growth in consumable revenue was primarily attributable to significant demand for our Infinium products, specifically the Human610-Quad, which we began shipping during the first quarter of 2008, and overall growth in our installed base of instruments. We expect product revenue to continue to increase, which can be mainly attributed to the launch of several new products, sales of existing products, the growth of our installed base of instruments and the progression of customer labs ramping to production scale.
     Service and other revenue increased for both periods presented. The increase in service and other revenue for the three months ended September 28, 2008 is primarily due to the completion of several iSelect custom SNP genotyping service contracts coupled with an increase in significant Infinium contracts completed using the Infinium Human610-Quad, and an overall increase in extended warranty sales. The increase for the nine months ended September 28, 2008 is primarily due to the increase in extended warranty sales. In addition, several iSelect custom SNP genotyping service contracts were completed and a significant number of Infinium contracts completed using the Infinium 1M during the nine months ended September 28, 2008. As product sales increase, we expect to see continued increases in the sale of our extended warranty contracts. We also expect sales from SNP genotyping service contracts to fluctuate on a yearly and quarterly basis, depending on the mix, the number of contracts completed and the success of our certified service providers. The timing of completion of SNP genotyping service contracts is highly dependent on the customers’ schedules for delivering the SNPs and samples to us.
Cost of Revenue

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Cost of product revenue	$51,088	$34,582	48%	$140,761	$83,436	69%
Cost of service and other revenue	3,342	2,496	34%	10,209	8,903	15%

Total cost of revenue	$54,430	$37,078	47%	$150,970	$92,339	64%

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
     The increase in cost of product revenue for both periods presented was primarily driven by higher consumable and instrument sales, including increased sales of our GAII. Included as part of cost of product revenue are charges to increase the inventory reserve of $3.5 million and $5.1 million for the three and nine months ended September 28 2008 compared to $0.1 million and $1.4 million for the three and nine months ended September 30, 2007. The increase in the inventory reserve is primarily associated with product transitions. During the third quarter of 2008, we recorded additional reserves of approximately $2.7 million for product obsolescence associated with the launch of new Infinium Beadchips and the launch of a new sequencing kit that provides better performance at a substantially lower cost. Additionally, included as part of cost of product revenue is non-cash stock-based compensation expense of $1.1 million and $3.7 million, respectively, for the three and nine months ended September 28, 2008 and $1.1 million and $2.9 million, respectively, for the three and nine months ended September 30, 2007.
     Cost of service and other revenue increased for both periods presented primarily due to higher service revenue. Included as part of cost of service and other revenue is non-cash stock-based compensation expense of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 28, 2008 as compared $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2007.

Research and Development

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Research and development	$27,567	$19,753	40%	$71,625	$53,893	33%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
     Research and development expenses as a percentage of revenue decreased to 18% and 17%, respectively, for the three and nine months ended September 28, 2008, from 20% and 21%, respectively, for the three and nine months ended September 30, 2007. However, there was an overall increase in research and development expenditures compared to the prior year. Costs to support our BeadArray technology research activities increased approximately $4.7 million and $10.1 million, respectively, for the three and nine months ended September 28, 2008 compared to the three months and nine months ended September 30, 2007, primarily due to an overall increase in personnel-related expenses, increased lab and material expenses associated with the establishment of our manufacturing facility in Singapore and the development of new products. The continued development of our Sequencing technology resulted in increased research and development expenditures of approximately $2.2 million and $5.8 million, respectively, for the three and nine months ended September 28, 2008 compared to the three and nine months ended September 30, 2007. In addition, non-cash stock-based compensation expense increased by approximately $0.9 million and $3.3 million, respectively, compared to the three and nine months ended September 30, 2007. Accrued compensation expense of $0.6 million associated with contingent consideration for the Avantome acquisition completed on August 1, 2008 also contributed to the increase in research and development activities for three and nine months ended September 28, 2008. Costs to develop our newly created Diagnostics Business Unit totaled $0.2 million and $0.5 million, respectively. The increases were partially offset by a $0.8 million and $2.6 million, respectively, decrease in research and development expenses related to the VeraCode technology, compared to the three and nine months ended September 30, 2007. We began shipping our BeadXpress System, which is based on our VeraCode technology, during the first quarter of 2007. As a result of completing the development of this product, the related research and development expenses have decreased.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base.
Selling, General and Administrative

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$39,365	$24,307	62%	$108,808	$71,237	53%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses as a percentage of revenue were 26% for both the three and nine months ended September 28, 2008, compared to 25% and 28%, respectively, for the three and nine months ended September 30, 2007. Selling, general and administrative expenses for the three and nine months ended September 28, 2008 included stock-based compensation expenses totaling $8.0 million and $21.6 million, respectively, compared to $4.9 million and $14.0 million, respectively, for the three and nine months ended September 30, 2007.
     Sales and marketing expenses increased by $10.5 million for the three months ended September 28, 2008 compared to the three months ended September 30, 2007. The increase is primarily due to increases of $9.1 million attributable to personnel-related expenses, including salaries, benefits, and commissions to support the growth of our business, $1.0 million of non-cash stock-based compensation expense, and $0.3 million attributable to other non-personnel-related expenses consisting mainly of outside services associated with sales and marketing activities for our existing and new products. Included as part of these personnel-related expenses is employee travel expenses of $1.3 million due to increased headcount and continued international expansion. General and administrative expense increased by $4.6 million during the three months ended September 28, 2008, compared to the three months ended September 30, 2007. This increase was due to increases of $2.0 million of non-cash stock-based compensation expense and $2.8 million in personnel-related expenses associated with the growth of our business. These increases were slightly offset by decreases of $0.2 million in litigation due to the settlement of our lawsuit with Affymetrix during the first quarter of 2008.

     Sales and marketing expenses increased $28.4 million for the nine months ended September 28, 2008, compared to the nine months ended September 30, 2007. The increase is primarily due to increases of $23.6 million attributable to personnel-related expenses, including salaries, benefits and commissions, to support the growth of our business. Included as part of these personnel- related expenses is employee travel expenses of $4.1 million due to increased headcount and continued international expansion. The remaining $4.8 million increase is attributed to non-personnel-related costs of $2.6 million consisting mainly of sales and marketing activities for our existing and new products and $2.2 million of non-cash stock-based compensation expense. General and administrative expense increased $9.2 million during the nine months ended September 28, 2008, compared to the nine months ended September 30, 2007, due to increases of $7.3 million in personnel-related expenses associated with the growth of our business, $5.4 million of non-cash stock-based compensation expense and $0.2 million in outside consulting services offset by a decrease of $3.7 million in legal costs primarily related to the settlement of the Affymetrix litigation during the first quarter of 2008.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the growth in our business.
Impairment of Manufacturing Equipment

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Impairment of manufacturing equipment	$—	$—	—%	$4,069	$—	N/A
     The impairment of manufacturing equipment resulted from our assessment of recoverability on a portion of our imaging and decoding systems that were no longer being utilized due to the development of our next-generation system and our transition to the Infinium HD product line.
Amortization of Intangible Assets

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Amortization of intangible assets	$2,702	$662	308%	$7,785	$1,767	341%
     Amortization of intangible assets as a percentage of revenue was 2% for both the three and nine months ended September 28, 2008, compared to 1% for both the three and nine months ended September 30, 2007. The increase in amortization expense is primarily due to the settlement of our lawsuit with Affymetrix on January 9, 2008 resulting in the recording of an intangible asset of $36.0 million. We began amortizing this asset during the first quarter of 2008, causing an increase in amortization of intangible assets of $2.0 million and $5.8 million, respectively, for the three and nine months ended September 28, 2008 as compared to the three and nine months ended September 30, 2007. The additional increase of $0.2 million during the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 represents an additional month of amortization associated with the assets acquired from Solexa due to the timing of the acquisition in 2007.
Acquired In-Process Research and Development

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Acquired in-process research and development	$24,660	$—	N/A	$24,660	$303,400	(92%)
     As a result of the Avantome acquisition in August 2008 and the Solexa acquisition in January 2007 we recorded acquired IPR&D charges of $24.7 million and $303.4 million, respectively.
Interest and Other Income, Net

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Interest and other income, net	$2,446	$3,978	(39%)	$6,856	$9,043	(24%)

     Interest income on our cash and cash equivalents and investments was $3.2 million and $9.0 million for the three and nine months ended September 28, 2008, compared to $4.3 million and $11.6 million for the three and nine months ended September 30, 2007. The decrease in interest income over the prior period was primarily driven by a change in our cash and investment portfolio to a mix of shorter duration maturities and an increased number of agency-rated investments coupled with an overall decline in interest rates due to current market conditions.
     Interest expense related to our convertible debt was $1.0 million and $3.0 million, respectively, for the three and nine months ended September 28, 2008 and $1.0 million and $2.6 million, respectively, for the three and nine months ended September 30, 2007.
     In addition, we recorded approximately $0.2 million and $0.9 million in net foreign currency transaction gains for the three and nine months ended September 28, 2008, respectively. For the three months ended September 30, 2007, net foreign currency transaction gains of $0.7 million were recorded. Net foreign transaction gains recognized in the nine months ended September 30, 2007 were immaterial. The gains resulting from our net foreign currency transactions for the nine months ended September 28, 2008 are due to fluctuations in foreign currency exchange rates coupled with a change in our foreign entity functional currency designation from the local currency to the U.S. dollar beginning the third quarter of 2008.  As a result of this change, we remeasured our foreign subsidiaries’ nonmonetary assets and liabilities and related income and expense accounts to the U.S. dollar and recorded the resulting net gain as income for the quarter.  Previously, under local functional currency designation, the effects of translation were recorded within stockholders’ equity as other comprehensive income (loss).
Provision for Income Taxes

	Three Months Ended			Nine months Ended
	September 28,	September 30,	Percentage	September 28,	September 30,	Percentage
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Provision for income taxes	$11,270	$5,185	117%	$29,699	$14,912	99%
     The provision for income taxes consists of federal, state, and foreign income tax expenses. The increase in the provision for income taxes for the three and nine months ended September 28, 2008 as compared to the three and nine months ended September 30, 2007 was primarily driven by the increase in the income (loss) before income taxes and the expiration of the U.S. federal research and development tax credit.
     As of December 30, 2007, we had net operating loss carryforwards for federal and state tax purposes of approximately $29.2 million and $97.0 million, respectively, which begin to expire in 2025 and 2014, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $9.4 million and $9.9 million respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of September 28, 2008.
     Based upon the available evidence as of September 28, 2008, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.8 million and $25.0 million against certain U.S. and foreign deferred tax assets, respectively.
     As of September 28, 2008, no material changes have been made to our uncertain tax positions recorded in 2007 in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
Liquidity and Capital Resources
Cashflow (in thousands)

	Nine months Ended
	September 28, 2008	September 30, 2007
Net cash provided by operating activities	$1,765	$44,441
Net cash used in investing activities	(210,027)	(136,068)
Net cash provided by financing activities	387,086	117,848
Effect of foreign currency translation on cash and cash equivalents	1,454	(500)

Net increase in cash and cash equivalents	$180,278	$25,721

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the exercise of stock options and participation in our Employee Stock Purchase Plan (ESPP);

•	cash generated from operations, primarily from the collection of accounts receivable resulting from product sales; and

•	interest income.
     Our historical cash outflows have primarily been associated with:
•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	cash paid for litigation settlements;

•	cash paid for acquisitions; and

•	interest payments on our debt obligations;
     Other factors that impact our cash inflow and outflow include:
•	significant increases in our product and services revenue. As our product sales have increased significantly since 2001, operating income has increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital;
     As of September 28, 2008, we had cash, cash equivalents and short-term investments of $649.6 million, compared to $386.1 million as of December 30, 2007. We currently invest our funds in treasury notes, commercial paper, auction rate securities, corporate bonds and U.S. dollar-based short maturity mutual funds. We do not hold securities backed by mortgages. As of September 28, 2008, we had $55.9 million in auction rate securities issued primarily by municipalities and universities, which are classified as long-term investments. During the nine months ended September 28, 2008, we recorded an unrealized loss of $4.3 million due to the failure associated with the auctions of each of these securities, which limited our ability to liquidate our investment and fully recover the carrying value in the near term. We have determined this reduction in fair value to be temporary. This unrealized loss reduced the fair value of our auction rate securities as of September 28, 2008 to $51.6 million. This value was determined in accordance with SFAS No. 157. We used Level 3 hierarchical inputs, due to the lack of actively traded market data, including management’s assumptions of pricing by market participants and assumptions about risk. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time the Company anticipates it will take the securities to become liquid. We considered any impairment on these investments to be temporary, thus any changes in fair value were recorded to other comprehensive income and there was no effect on operating income during the three and nine months ended September 28, 2008. Refer to our Risk Factor: “Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
     The primary inflow of cash during the nine months ended September 28, 2008 was from the sale of 8,050,000 shares of our common stock to the public in August 2008 at a public offering price of $43.75 per share, raising net proceeds to us of approximately $342.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.  Additional cash inflows during this nine-month period resulted from the sale and maturity of our investments in available-for-sale securities of approximately $290.6 million and approximately $41.5 million from the exercise of our stock options.

     The primary cash outflows during the nine months ended September 28, 2008 were attributable to the purchase of available-for-sale securities for approximately $430.9 million, the one-time payment of $90.0 million made to Affymetrix in accordance with the settlement agreement and $45.1 million in capital expenditures primarily for construction-in-progress associated with the expansion of our San Diego facilities, additions to manufacturing equipment as well as the development of our manufacturing facility in Singapore. Additionally, on August 1, 2008, we completed our acquisition of Avantome, Inc. As consideration for the acquisition, we paid $25.8 million in cash, including transaction costs, and may pay up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones.
     Our primary short-term needs for capital, which are subject to change, include expenditures related to:
•	our facilities expansion needs, including costs of leasing additional facilities;

•	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	potential strategic acquisitions and investments;

•	the continued advancement of research and development efforts; and

•	improvements in our manufacturing capacity and efficiency.
     We expect that our product revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.
     Our outstanding convertible notes became convertible into cash and, if applicable, shares of our common stock as of April 1, 2008 and will continue to be convertible at least through, and including, December 31, 2008. Generally, upon conversion of a note, we must pay the conversion value of the note in cash, up to the principal amount of the note. Any excess of the conversion value over the principal amount is payable in shares of our common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Sensitivity
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. For example, if a 100 basis point change in overall interest rates were to occur in 2008, our interest income would change by approximately $6.5 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and available-for-sale investment securities as of September 28, 2008.
     Market Price Sensitive Instruments
     In order to potentially reduce equity dilution, we entered into convertible note hedge transactions, entitling us to purchase up to 22,902,960 shares of our common stock at a strike price of approximately $21.83 per share, subject to adjustment. In addition, we sold to these counterparties warrants (the warrants) exercisable on a cash basis, for up to 18,322,320 shares of our common stock at a strike price of $31.435 per share, subject to adjustment. The anti-dilutive effect of the bond hedge transactions, if any, could be partially or fully offset to the extent the trading price of our common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, assuming the warrants are exercised.
     Foreign Currency Exchange Risk
     We have operations in the Americas, Europe and Asia-Pacific. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates. The functional currency for each of our subsidiaries is the U.S. dollar. Accordingly, we remeasure the monetary assets and liabilities of our foreign subsidiaries to the U.S. dollar at month-end exchange rates and remeasure the nonmonetary assets and liabilities to the U.S. dollar at historical rates. Income and expense amounts related to monetary assets and liabilities are remeasured to the U.S. dollar at the weighted average exchange rates in effect during the relevant period, and income and expense accounts related to nonmonetary assets and liabilities are remeasured to the U.S. dollar at historical exchange rates. Remeasurement gains and losses are recognized as income, or expense, in the period of occurrence.
     In addition, many of our reporting entities conduct a portion of their business in currencies other than the entity’s U.S. functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in exchange rates because they may become worth more or less than they were worth at the time we entered into the transaction due to changes in exchange rates. Both realized and unrealized gains or losses on the value of these receivables and payables are included in the determination of net income. The net currency exchange gain recognized on business transactions was $0.2 million and $0.9 million, respectively, for the three and nine months ended September 28, 2008 and is included in other income and expense in the consolidated statements of operations.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of September 28, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 28, 2008, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the third quarter of 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In the recent past, we incurred substantial costs in defending ourselves against patent infringement claims and expect, going forward, to devote substantial financial and managerial resources to protect our intellectual property and to defend against any future claims asserted against us.
     Applied Biosystems Litigation
     On December 26, 2006, the Applied Biosystems Group of Applera Corporation (Applied Biosystems) filed suit in California Superior Court, Santa Clara County against Solexa (which we acquired on January 26, 2007). This State Court action was related to the ownership of several patents assigned in 1995 to Solexa’s predecessor company (Lynx Therapeutics) by a former employee (Dr. Stephen Macevicz), who is the inventor of these patents and is named as a co-defendant in the suit. Lynx was originally a unit of Applied Biosystems but was spun out in 1992. On May 31, 2007, Applied Biosystems filed a second suit, this time against us, in the U.S. District Court for the Northern District of California. This second suit sought a declaratory judgment of non-infringement of the Macevicz patents that are the subject of the State Court action mentioned above. Both suits were later consolidated in the U.S. District Court for the Northern District of California, San Francisco Division. By these consolidated actions, Applied Biosytems is seeking ownership of the Macevicz patents, unspecified costs and damages, and a declaration of non-infringement and invalidity of these patents. Applied Biosystems is not asserting any claim for patent infringement against us. The case is currently scheduled to go to trial on December 1, 2008.
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
     In addition, we considered the following additional risk factors to be relevant to our business:
     Negative conditions in global credit markets may result in delayed payments from our customers and may negatively impact our smaller suppliers.

     While overall funding for next-generation sequencing and genetic analysis research has continued to be favorable from economies around the world, the operations of certain of our customers and suppliers may be impacted by the recent economic conditions and market turbulence. Certain of our customers may face challenges gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Additionally, these economic conditions and market turbulence may also impact our smaller suppliers causing them to be unable to supply in a timely manner sufficient quantities of customized components, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.
     Loss of the tax deduction on our outstanding convertible notes.
     We could lose some or all of the tax deduction for interest expense associated with our $400.0 million aggregate principal amount of convertible notes due in 2014 if the foregoing notes are not subject to the special Treasury Regulations governing integration of certain debt instruments (which we do not expect to be the case) the notes are converted, or we invest in non-taxable investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None during the third quarter of fiscal 2008.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held a Special Meeting of stockholders on September 9, 2008. Our stockholders ratified an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 120 million to 320 million, in part to allow for a two-for-one stock split in the form of a stock dividend.
     Our stockholders voted as follows on the proposal:

For	52,114,040
Against	578,896
Abstain	21,507
Non Votes	—
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to Illumina, Inc.’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2008 (File No. 000-30361).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)
Date: October 29, 2008	/s/ Christian O. Henry
Christian O. Henry
Senior Vice President and Chief Financial Officer