Form 10-Q
period 2009-03-29
ILLUMINA INC
filed 2009-04-28
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2009

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2009, there were 123,029,701 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 29,	December 28,
	2009	2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351,146	$327,024
Short-term investments	321,444	313,051
Accounts receivable, net	134,629	133,266
Inventory, net	69,182	73,431
Deferred tax assets, current portion	8,901	8,635
Prepaid expenses and other current assets	11,865	14,154

Total current assets	897,167	869,561
Property and equipment, net	96,552	89,436
Long-term investments	55,900	55,900
Goodwill	228,734	228,734
Intangible assets, net	46,068	47,755
Deferred tax assets, long-term portion	23,754	30,960
Other assets, net	24,395	4,825

Total assets	$1,372,570	$1,327,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,591	$29,204
Accrued liabilities	71,930	80,355
Current portion of long-term debt	274,791	276,889

Total current liabilities	383,312	386,448
Other long-term liabilities	18,915	18,946
Commitments and contingencies
Conversion option subject to cash settlement	115,208	123,110
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,407	1,389
Additional paid-in capital	1,507,961	1,469,770
Accumulated other comprehensive income	1,872	2,422
Accumulated deficit	(333,698)	(352,507)
Treasury stock, at cost	(322,407)	(322,407)

Total stockholders’ equity	855,135	798,667

Total liabilities and stockholders’ equity	$1,372,570	$1,327,171

(1)	The Condensed Consolidated Balance Sheet at December 28, 2008 has been derived from the audited financial statements as adjusted for the required retroactive adoption of FSP APB 14-1.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2009	2008 (1)
Revenue:
Product revenue	$156,199	$110,683
Service and other revenue	9,558	11,178

Total revenue	165,757	121,861

Costs and expenses:
Cost of product revenue (excluding amortization of intangible assets)	50,707	42,526
Cost of service and other revenue	3,315	3,555
Research and development	32,726	20,564
Selling, general and administrative	42,831	33,827
Amortization of intangible assets	1,670	2,415

Total costs and expenses	131,249	102,887

Income from operations	34,508	18,974
Interest and other expense, net	(5,157)	(843)

Income before income taxes	29,351	18,131
Provision for income taxes	10,540	7,388

Net income	$18,811	$10,743

Net income per basic share	$0.15	$0.10

Net income per diluted share	$0.14	$0.08

Shares used in calculating basic net income per share	121,746	111,668

Shares used in calculating diluted net income per share	132,967	127,528

(1)	Adjusted for the required retroactive adoption of FSP APB 14-1.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 29,	March 30,
	2009	2008 (1)
Operating activities:
Net income	$18,811	$10,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,670	2,415
Amortization of debt discount	4,875	4,589
Amortization of debt issuance costs	183	172
Gain on extinguishment of debt	(767)	—
Depreciation expense	5,604	3,777
Loss on disposal of property and equipment	49	—
Stock-based compensation expense	14,860	10,857
Deferred income taxes	8,775	6,254
Amortization of gain on sale of land and building	(43)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(4,693)	(6,262)
Inventory	3,851	(732)
Prepaid expenses and other current assets	(3,458)	2,256
Other assets	2,764	(730)
Accounts payable	6,503	1,502
Accrued liabilities	(10,229)	(11,217)
Litigation settlements payable	—	(54,536)
Accrued income taxes	1,435	(582)
Other long-term liabilities	558	4,782

Net cash provided by (used in) operating activities	50,748	(26,755)

Investing activities:
Purchases of available-for-sale securities	(171,609)	(166,178)
Sales and maturities of available-for-sale securities	162,310	165,018
Investments in other entities	(17,950)	—
Purchases of property and equipment	(12,569)	(6,963)
Cash paid for intangible assets	—	(36,000)

Net cash used in investing activities	(39,818)	(44,123)

Financing activities:
Payments on current portion of long-term debt	(10,000)	(9)
Proceeds from the exercise of warrants	4,762	—
Proceeds from issuance of common stock	13,051	15,988

Net cash provided by financing activities	7,813	15,979
Effect of foreign currency translation on cash and cash equivalents	5,379	(1,428)

Net increase (decrease) in cash and cash equivalents	24,122	(56,327)
Cash and cash equivalents at beginning of period	327,024	174,941

Cash and cash equivalents at end of period	$351,146	$118,614

(1)	Adjusted for the required retroactive adoption of FSP APB 14-1.
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
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2008 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008, as filed with the Securities and Exchange Commission (SEC) on February 26, 2009.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three months ended March 29, 2009 and March 30, 2008 were both 13 weeks.
Segment Information
     During the first quarter of 2008, the Company reorganized its operating structure into a newly created Life Sciences Business Unit, which includes all products and services related to the research market, namely the BeadArray, BeadXpress and Sequencing product lines. The Company also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the three months ended March 29, 2009, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operated in one segment for the three months ended March 29, 2009. We will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of arrays, reagents, flow cells and instrumentation. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.
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

     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. Revenue from the sale of instrumentation is recognized when earned, which is generally upon shipment. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is delivered to the customer or agreed to milestones are performed.
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
     Sales of instrumentation generally include a standard one-year warranty. The Company also sells separately priced maintenance (extended warranty) contracts, which are generally for one year, upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty period. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If the Company were to experience an increase in warranty claims or if costs of servicing its warrantied products were greater than its estimates, gross margins could be adversely affected.
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
Fair Value Measurements
     The Company determines fair value of its assets and liabilities in accordance with SFAS No. 157, Fair Value Measurements, and 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Functional Currency
     Historically, the Company identified the local currency as the functional currency in each of its foreign subsidiaries, and the effects of translation were recorded as other comprehensive income (loss). During the third quarter of 2008, the Company reorganized its international structure to execute a more efficient relationship between product development, product manufacturing and sales. The reorganization increased the foreign subsidiaries’ anticipated dependence on the U.S. entity for management decisions, financial support, production assets and inventory, thereby making the foreign subsidiaries more of a direct and integral component of the U.S. entity’s operations. As a result, the Company reassessed the primary economic environment of its foreign subsidiaries and determined the subsidiaries are more U.S. dollar-based, resulting in a U.S. dollar functional currency determination. As a result of this change, beginning in the third quarter of 2008, the Company remeasures its foreign subsidiaries’ assets and liabilities and income and expense accounts related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in its consolidated statements of operations within interest and other expense, net.
Stock-Based Compensation
     The Company accounts for share-based compensation using the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions, including volatility, expected life and interest rates. The Company determines volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.
     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Interest rate — stock options	1.69%	2.90 - 3.06%
Interest rate — stock purchases	0.39 - 2.90%	4.47 - 4.71%
Volatility — stock options	58%	55 - 56%
Volatility — stock purchases	53 - 58%	58-69%
Expected life — stock options	5 years	6 years
Expected life — stock purchases	6 - 12 months	6 - 12 months
Expected dividend yield	0%	0%
Weighted average fair value per share of options granted	$14.53	$17.82
Weighted average fair value per share of employee stock purchases	$9.79	$8.32
     The fair value of restricted stock units granted during the three months ended March 29, 2009 and March 30, 2008 was based on the market price of our common stock on the date of grant.
     As of March 29, 2009, approximately $167.1 million of total unrecognized compensation cost related to stock options, restricted stock units and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 1.82 years.

     Total share-based compensation expense for employee stock options and stock purchases consists of the following (in thousands, except per share data):

	Three Months Ended
	March 29,	March 30,
	2009	2008
Cost of product revenue	$1,274	$1,305
Cost of service and other revenue	141	99
Research and development	4,622	3,307
Selling, general and administrative	8,823	6,146

Share-based compensation expense before taxes	14,860	10,857
Related income tax benefits	(4,853)	(3,336)

Share-based compensation expense, net of taxes	$10,007	$7,521

Net share-based compensation expense per share of common stock:
Basic	$0.08	$0.07

Diluted	$0.08	$0.06

Net Income per Share
     On July 22, 2008, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of September 10, 2008 and a distribution date of September 22, 2008. Share and per share amounts have been restated to reflect the stock split for all periods presented.
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares using the treasury stock method. Dilutive potential common shares consist of stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price for the Company’s common stock, restricted stock units with unrecognized compensation expense, convertible debt when the average market price is above the conversion price of $21.83 and warrants with exercise prices that are less than the average market price of the Company’s common stock. Under the treasury stock method, the exercise price of options and warrants, the amount of compensation expense, if any, for future service for stock options and restricted stock units the Company has not recognized and the estimated tax benefits that would be recorded in additional paid-in-capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.
     The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended
	March 29,	March 30,
	2009	2008
Weighted-average shares outstanding	121,746	111,668
Effect of dilutive potential common shares
Dilutive Convertible Senior Notes	5,421	6,584
Dilutive equity awards	4,119	5,416
Dilutive warrants sold in connection with the Convertible Senior Notes	—	1,418
Dilutive warrants assumed in the acquisition of Solexa	1,681	2,442

Weighted-average shares used in calculating diluted net income per share	132,967	127,528

Weighted average shares excluded from calculation due to anti-dilutive effect	2,542	84

Comprehensive Income
     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The Company has disclosed comprehensive income as a component of stockholders’ equity.
     The components of accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2009	2008
Net income	$18,811	$10,743
Foreign currency translation adjustments	—	374
Unrealized loss on available-for-sale securities, net of deferred tax	(550)	(1,284)

Total other comprehensive income	$18,261	$9,833

Adopted Accounting Pronouncements
     Effective December 29, 2008, we adopted FASB Staff Position (FSP) Accounting Principles Board Opinions (APB) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1 or the FSP). This FSP impacts the accounting for the Company’s Convertible Senior Notes by requiring the Company to account separately for the liability and equity components of the convertible debt. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method. Upon application of this guidance, there is no change to diluted earnings per share other than the effects of increased interest expense and the associated tax effects. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. See Note 7 for information on the impact of our adoption of FSP APB 14-1 and the assumptions we used to estimate the fair value of the liability component.
     Additionally, effective December 29, 2008, we adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this pronouncement required the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. However, the adoption of EITF 07-05 did not have a material effect on the Company’s condensed consolidated financial statements.
2. Avantome, Inc.
     On August 1, 2008, the Company completed its acquisition of Avantome, Inc. (Avantome), a privately held Delaware corporation. As consideration for the acquisition, the Company paid $25.8 million in cash, including transaction costs, and may pay up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. The Company assumed $1.1 million in net assets and recorded a charge of $24.7 million for purchased in-process research and development (IPR&D) during the third quarter of 2008 primarily associated with the development of Avantome’s low-cost, long read-length sequencing technology. The amount allocated to IPR&D was expensed upon acquisition as it was determined that the underlying project had not reached technological feasibility and had no alternative future use. The Company has assessed the contingent consideration payable in accordance with the provisions of SFAS No. 141, Business Combinations, and EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Approximately $11.0 million of the contingent consideration will be recorded as compensation expense over a three-year period as this consideration is due to the former primary shareholders of Avantome contingent upon their employment with the Company for three years. The remaining contingent consideration of $24.0 million will be recorded as additional purchase price when certain milestones are achieved or the amount is determinable beyond a reasonable doubt.
     The results of Avantome’s operations have been included in the Company’s consolidated financial statements since the acquisition date of August 1, 2008. Pro forma results of operations have not been presented because the effects of the acquisition were not material.
3. Inventories
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

	March 29,	December 28,
	2009	2008
Raw materials	$31,002	$32,501
Work in process	32,689	34,063
Finished goods	5,491	6,867

Total inventory, net	$69,182	$73,431

4.  Long-term Investments
     The Company has $55.9 million (at cost) in auction rate securities issued primarily by municipalities and universities. The auction rate securities are held in a brokerage account with UBS. These securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions.
     The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling their auction rate securities. As of March 29, 2009, the securities continued to fail auction and remained illiquid. In accordance with SFAS No. 157, the Company established fair value of the securities as $48.9 million. This represents a gain of $1.7 million for the three months ended March 29, 2009.
     In determining the fair value of the Company’s auction rate securities, the Company considered trades in the secondary market. However, due to the auction failures of the auction rate securities in the marketplace and the lack of trading in the secondary market of these instruments, there was insufficient observable auction rate security market information available to directly determine the fair value of the Company’s investments. As a result, the value of these auction rate securities and resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected five year period reflective of the length of time until the Company’s securities are expected to become liquid or potentially get repurchased. In preparing this model, the Company used historical data of the rates upon which a majority of the auction rate securities’ contractual rates were based, such as the LIBOR and average trailing twelve-month 90-day treasury interest rate spreads, to estimate future interest rates. The Company also considered the discount factors, taking into account the credit ratings of the auction rate securities, using a discount rate of 5%. The Company obtained information from multiple sources, including UBS, to determine a reasonable range of assumptions to use in valuing the auction rate securities. The Company’s model was corroborated by a separate comparable cash flow analysis prepared by UBS. To understand the sensitivity of the Company’s valuation, the liquidity factor and estimated remaining life was varied. Variations in those results were evaluated and it was determined the factors and valuation method chosen were reasonable and representative of the Company’s auction rate security portfolio.
     As a result of the auction rate failures, various regulatory agencies initiated investigations into the sales and marketing practices of several banks and broker-dealers, including UBS, which sold auction rate securities, alleging violations of federal and state laws. Along with several other broker-dealers, UBS subsequently reached a settlement with the federal and state regulators that required them to repurchase auction rate securities from certain investors at par at some future date. In November 2008 the Company signed a settlement agreement allowing the Company the option to sell its auction rate securities at par value to UBS during the period of June 30, 2010 through July 2, 2012 (the Settlement). In accepting the Settlement, the Company released UBS from any claims relating to the marketing and sale of auction rate securities. Although the Company expects to sell its auction rate securities under the Settlement, if the Settlement is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s auction rate securities. In lieu of the acceptance of the Settlement, the auction rate securities will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the auction rate securities if the auction process fails. In addition to offering to repurchase the Company’s auction rate securities, as part of the Settlement, UBS has agreed to provide the Company with a “no net cost” loan up to 75% of the par value of the auction rate securities until June 30, 2010. Per the terms of the Settlement, the interest rate on the loan will approximate the weighted average interest or dividend rate payable to the Company by the issuer of any auction rate securities pledged as collateral.
     UBS’s obligations under the Settlement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Settlement. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Settlement.

     To account for the Settlement, the Company recorded a separate freestanding asset (put option) of $8.7 million and recognized a corresponding gain in earnings during the fourth quarter of 2008. During the three months ended March 29, 2009, the Company recorded a $1.7 million loss resulting in a decrease to the fair value of the Company’s put option to $7.0 million at March 29, 2009. The fair value of the put option is included in long-term investments on the balance sheet as of March 29, 2009 with the corresponding loss classified as interest and other expense in the consolidated statement of operations for the three months ended March 29, 2009. The put option does not meet the definition of a derivative instrument under SFAS No. 133, therefore, the Company elected to measure the put option at fair value under SFAS No. 159. The Company valued the put option using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, with consideration given to UBS’s financial ability to repurchase the auction rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
     By signing the settlement agreement, the Company no longer had the intent of holding the auction rate securities until recovery as management now has the intent to exercise its put option during the period June 30, 2010 to July 3, 2012. As a result, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies the auction rate securities as trading securities. The Company will continue to recognize gains and losses in earnings approximating the changes in the fair value of the auction rate securities at each balance sheet date. These gains and losses are expected to be approximately offset by changes in the fair value of the put option.
     The fair value of the auction rate securities and the put option total $55.9 million at March 29, 2009 and December 28, 2008 and are recorded as long term investments in the condensed consolidated balance sheets.
5. Warranties
     The Company generally provides a one-year warranty on genotyping, gene expression systems and sequencing systems. Additionally, the Company provides a warranty on its consumable sales through the expiry date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with system and consumable sales. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts for systems are recorded as a cost of revenue ratably over the term of the maintenance contract.
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 28, 2008	$8,203
Additions charged to cost of revenue	4,414
Repairs and replacements	(4,756)

Balance at March 29, 2009	$7,861

6. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 29,	December 28,
	2009	2008
Compensation	$21,131	$30,330
Short-term deferred revenue	17,217	15,862
Taxes	10,538	9,456
Reserve for product warranties	7,861	8,203
Customer deposits	6,434	6,583
Accrued royalties	2,395	2,695
Legal and other professional fees	2,152	1,708
Other	4,202	5,518

Total accrued liabilities	$71,930	$80,355

7. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014 (the Notes). The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made an interest payment of approximately $1.2 million on February 15, 2009. The Notes mature on February 15, 2014.

     The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of Notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading period (the measurement period) in which the trading price per Note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the Notes will be convertible at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. The requirements of the second condition above were satisfied during the first quarter of 2009. Accordingly, the Notes are convertible during the period from, and including, April 1, 2009 through, and including, June 30, 2009. Additionally, these same requirements were satisfied during the third quarter of 2008, as a result, the Notes were convertible during the period from, and including, October 1, 2008 through, and including, December 31, 2008. On December 29, 2008, a Noteholder converted Notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the Noteholder the conversion value of the Notes in cash, up to the principal amount of the Notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the Notes was offset by the reacquisition of the shares under the convertible note hedge transactions (the Hedge) entered into in connection with the offering of the Notes.
     The Hedge entered with the initial purchasers and/or their affiliates (the Counterparties) entitles the Company to purchase up to 18,322,320 shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. In addition, the Company sold to these Counterparties warrants (the Warrants) exercisable, on a cashless basis, for up to 18,322,320 shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $46.6 million and was reflected as a reduction of additional paid-in capital. The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes to the extent the Company exercises the Hedges to purchase shares from the Counterparties to deliver to converting Noteholders. However, the Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the Warrants on the exercise dates of the Warrants, which occur during 2014, and the Warrants are exercised.
Impact of the Adoption of FSP APB 14-1
     See Note 1 for a description of the Company’s adoption of FSP APB 14-1. The following table summarizes the effects of this new guidance on the Company’s condensed consolidated balance sheets as of March 29, 2009 and its condensed consolidated statement of operations for the three months ended March 29, 2009.

March 29, 2009
Adjustments
Assets:
Prepaid expenses and other current assets	$(2,524)
Deferred tax assets, long-term portion	(44,304)
Other assets, net	—
Total assets	(46,828)
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	(115,208)
Conversion option subject to cash settlement	115,208
Stockholder’s equity	(46,828)
Total liabilities and stockholders’ equity	(46,828)

Three Months Ended
March 29, 2009
Adjustments
Income from operations	$—
Interest and other expense, net	(3,951)*
Provision for income taxes	(1,567)
Net income	(2,384)
Net income per basic share	(0.02)
Net income per diluted share	(0.02)

*	This adjustment includes only the non-cash interest expense. Cash interest expense for the three months ended March 29, 2009 totaled $0.6 million.

     In addition, we have included reconciliations between amounts reported in previous filings as of December 28, 2008 and for the three months ended March 30, 2008 to the amounts reported in the current filing for these same periods to reflect retroactive adjustments.

	December 28, 2008
	Pre adoption	Adjustments	Post adoption
Assets:
Prepaid expenses and other current assets	$9,530	$4,624	$14,154
Deferred tax assets, long-term portion	78,321	(47,361)	30,960
Other assets, net	12,017	(7,192)	4,825
Total assets	1,377,100	(49,929)	1,327,171
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	399,999	(123,110)	276,889
Conversion option subject to cash settlement	—	123,110	123,110
Stockholder’s equity	848,596	(49,929)	798,667
Total liabilities and stockholders’ equity	1,377,100	(49,929)	1,327,171

	Three Months Ended
	March 30, 2008
	Pre adoption	Adjustments	Post adoption
Income from operations	$18,974	$—	$18,974
Interest and other income (expense), net	3,580	(4,423)*	(843)
Provision for income taxes	9,126	(1,738)	7,388
Net income	13,428	(2,685)	10,743
Net income per basic share	0.12	(0.02)	0.10
Net income per diluted share	0.11	(0.03)	0.08

*	This adjustment includes only the non-cash interest expense. Cash interest expense for the three months ended March 30, 2008 totaled $0.6 million.
     FSP APB 14-1 requires the carrying amount of the liability component be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. As the Company was unable to find any other comparable companies in industry and size with outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds represent a similar liability to the Notes without the conversion option. To measure the fair value of the similar liability at February 16, 2007, following the guidance in SFAS No. 157, the Company estimated an interest rate using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities, all of which are defined as Level 2 Observable Inputs. The estimated interest rate of 8.27% was applied to the Notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and this estimated fair value of the liability component is recorded as an equity component. We classified a portion of the equity component as temporary equity measured as the excess of a) the amount of cash that would be required to be paid upon conversion over b) the current carrying amount of the liability-classified component as prescribed by EITF D-98, Classification and Measurement of Redeemable Securities. This amount is reflected within conversion option subject to cash settlement in the consolidated balance sheets.
     As of December 28, 2008, the principal amount of the convertible debt was $400.0 million and the unamortized discount was $123.1 million resulting in a net carrying amount of the liability component of $276.9 million. As of March 29, 2009, the principal amount of the liability component was $390.0 million due to prior conversions of the Notes. In accordance with the FSP, the Company recorded a gain on conversion of $0.8 million, calculated as the difference between the carrying amount of the converted Notes and their estimated fair value as of the settlement date. To measure the fair value of the converted Notes as of the settlement date, the Company calculated an interest rate of 11.3% using Level 2 Observable Inputs. This rate was applied to the converted Notes and coupon interest rate using the same present value technique used in the issuance date valuation. The unamortized discount on the remaining Notes as of March 29, 2009 was $115.2 million, resulting in a net carrying amount of $274.8 million. The remaining period over which the discount on the liability component will be amortized is 4.88 years.

8. Stockholders’ Equity
     Stock Options
     The Company’s stock option activity under all stock option plans during the three months ended March 29, 2009 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 28, 2008	18,134,204	$16.26
Granted	1,440,024	$28.30
Exercised	(893,633)	$10.16
Cancelled	(119,507)	$16.48

Outstanding at March 29, 2009	18,561,088	$17.48

     The following is a further breakdown of the options outstanding as of March 29, 2009:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Exercise
	Options	Life	Average	Options	Price of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.05-3.95	1,955,164	4.10	$2.94	1,652,363	$2.93
$3.97-5.23	1,955,720	5.16	$4.45	1,156,387	$4.47
$5.25-10.49	2,427,160	6.25	$8.78	1,343,805	$8.58
$10.66-16.77	2,048,463	7.21	$14.15	875,430	$13.74
$16.80-19.61	2,158,842	7.60	$18.44	897,689	$18.46
$19.71-20.04	2,147,355	7.14	$20.03	744,297	$20.04
$20.12-28.41	1,856,961	8.83	$24.40	319,164	$23.76
$28.41-32.49	2,236,023	9.20	$30.02	389,604	$30.98
$32.58-41.29	1,403,400	8.96	$34.43	279,815	$33.99
$41.37-44.38	372,000	9.31	$43.28	5,000	$42.02

$0.05-44.38	18,561,088	7.16	$17.48	7,663,554	$12.32

     The weighted average remaining life in years of options exercisable is 6.32 years as of March 29, 2009.
     The aggregate intrinsic value of options outstanding and options exercisable as of March 29, 2009 was $369.0 million and $190.8 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $37.22 as of March 27, 2009, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $21.2 million and $43.2 million for the three months ended March 29, 2009 and March 30, 2008, respectively.
     Employee Stock Purchase Plan
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 177,648 were issued under the ESPP during the three months ended March 29, 2009. As of March 29, 2009, there were 13,616,514 shares available for issuance under the ESPP.
     Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the three months ended March 29, 2009 is as follows:

Restricted Stock Units (1)
Outstanding at December 28, 2008	1,579,276
Awarded	332,695
Vested	(32,858)
Cancelled	(43,341)

Outstanding at March 29, 2009	1,835,772

(1)	Each stock unit represents the fair market value of one share of common stock.

     The weighted average grant-date fair value per share for the restricted stock units was $28.97 for the three months ended March 29, 2009.
     Based on the closing price of the Company’s common stock of $37.22 on March 27, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was $68.3 million.
     Warrants
     In conjunction with its acquisition of Solexa, the Company assumed 4,489,686 warrants issued by Solexa prior to the acquisition. During the three months ended March 29, 2009, there were 580,028 warrants exercised, resulting in cash proceeds to the Company of approximately $4.8 million.
     A summary of all warrants outstanding as of March 29, 2009 is as follows:

Number of Shares	Exercise Price	Expiration Date
52,896	$7.27	4/25/2010
619,656	$7.27	7/12/2010
743,346	$10.91	11/23/2010
1,041,604	$10.91	1/19/2011
18,322,320 (1)	$31.44	2/15/2014
20,779,822

(1)	Represents warrants sold in connection with the offering of the Company’s Convertible Senior Notes (see Note 7).
9. Legal Proceedings
From time to time, we are party to litigation in the ordinary course of business. While management does not believe that our pending legal matters will have a material adverse impact on us, the results of any litigation are typically uncertain.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements, notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2008 included in our Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
     The discussion and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations, intentions and adequacy of resources. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Examples of forward-looking statements include, among others, statements regarding the integration of our acquired technologies with our existing technology, the commercial launch of new products and the duration which our existing cash and other resources is expected to fund our operating activities.
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

Overview
     We are a leading developer, manufacturer and marketer of integrated systems for the large scale analysis of genetic variation and biological function. We provide a comprehensive line of proprietary products and services that currently serve the sequencing, genotyping and gene expression markets. In the future, we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations and biotechnology companies. Our tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable medical information through advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.
Our Technologies
Sequencing Technology
     Our DNA sequencing technology is based on the use of our sequencing-by-synthesis (SBS) biochemistry. In SBS, single stranded DNA is extended from a priming site, one base at a time, using reversible terminator nucleotides. These are DNA bases which can be added to a growing second strand, but which initially cannot be further extended. This means that at each cycle of the chemistry, only one base can be added. Each base which is added includes a fluorescent label which is specific to the particular base. Thus following incorporation, the fluorescence can be imaged, its color determined, and the base itself can be inferred. Once this is done, an additional step removes both the fluorescence and the blocking group that had prevented further extension of the second strand. This allows another base to be added, and the cycle can be repeated. Our technology is capable of generating several billion bases of DNA sequence from a single run with a single sample preparation, dramatically reducing the cost and improving the practicality of sequencing on a large scale compared to conventional technologies.
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
BeadArray Technology
     Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform millions of assays simultaneously, enabling large-scale analysis of genetic variation and biological function in a unique high-throughput, cost effective, and flexible manner. We achieve high-throughput with a high density of test sites per array and we are able to format arrays either in a pattern arranged to match the wells of standard microtiter plates or in various configurations in the format of standard microscope slides. We seek to maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples, and through the low manufacturing costs associated with our technologies. Our ability to vary the size, shape and format of the well patterns and to create specific bead pools, or sensors, for different applications provides the flexibility to address multiple markets and market segments. We believe that these features have enabled our BeadArray technology to become a leading platform for the high-growth market of SNP genotyping and have allowed us to be a key player in the gene expression market.
     We have two primary BeadArray families of products, the GoldenGate genotyping products and our Infinium line of products. The GoldenGate family of products uses our Array Matrix which uses fiber optic bundles. Each bundle is comprised of approximately 50,000 individual fibers and 96 of these bundles are placed into an aluminum plate to form an Array Matrix. Our Infinium and Infinium High-Density (HD) BeadChips are microscope slide-size silicon wafers with varying numbers of sample sites per slide. The Infinium product family is capable of interrogating up to 1.2 million markers per sample and is our leading source of consumable revenue. Some of our products included in the Infinium family include Human1M-Duo, Human610-Quad, Human660W-Quad and HumanCytoSNP-12.

VeraCode Technology
     Our VeraCode technology enables cost-effective, high-throughput analysis of DNA, RNA and proteins at mid- to low- multiplex range. Multiplexing refers to the number of individual pieces of information that are simultaneously extracted from one sample. In addition to Life Science research applications, we believe the molecular diagnostics market will require systems that are extremely high throughput and cost effective in this mid- to low-multiplex range. We began shipping the BeadXpress System, which uses the VeraCode technology, for Life Science research applications during the first quarter of 2007, along with several assays for the system. In the research market, our customers may utilize our BeadArray technology for their higher multiplex projects and then move to our BeadXpress system for their lower multiplex projects utilizing the same assays.
Critical Accounting Policies and Estimates
     Except as set forth below, there were no material changes to our critical accounting policies and estimates during the three months ended March 29, 2009. For further information on our critical accounting policies and estimates, refer to our annual report on Form 10-K for the fiscal year ended December 28, 2008, which we filed with the SEC on February 26, 2009.
Convertible Senior Notes
     We account for our Convertible Senior Notes in accordance with FASB Staff Position (FSP) Accounting Principles Board Opinions (APB) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1 or the FSP). We adopted this FSP on December 29, 2008. It significantly impacts the accounting for our Convertible Senior Notes by requiring us to account separately for the liability and equity components of the convertible debt. The liability component is measured so the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt.
     Determining the fair value of the liability component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the liability component and, in effect, the associated interest expense. According to the guidance, the carrying amount of the liability component is determined by measuring the fair value of a similar liability that does not have an associated equity component. If no similar liabilities exist, estimates of fair value are primarily determined using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities.
Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended
	March 29,	March 30,
	2009	2008
Revenue:
Product revenue	94%	91%
Service and other revenue	6	9

Total revenue	100	100

Costs and expenses:
Cost of product revenue	31	35
Cost of service and other revenue	2	3
Research and development	20	17
Selling, general and administrative	26	28
Amortization of intangible assets	1	2

Total costs and expenses	80	85

Income from operations	20	15
Interest and other expense, net	(3)	(1)

Income before income taxes	17	14
Provision for income taxes	6	6

Net income	11%	8%

Three months Ended March 28, 2009 and March 30, 2008
     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three months ended March 29, 2009 and March 30, 2008 were both 13 weeks.
     Revenue

	Three Months Ended
	March 29,	March 30,	Percentage
	2009	2008	Change
	(in thousands)
Product revenue	$156,199	$110,683	41%
Service and other revenue	9,558	11,178	(14)

Total revenue	$165,757	$121,861	36%

     Product revenue consists primarily of revenue from the sale of consumables and instruments. The increase in product revenue was driven mostly by sales of our Infinium BeadChips, sequencing consumables and sequencing systems. Consumables and instruments constituted 66% and 32% of product revenue for the three months ended March 29, 2009, respectively, compared to 57% and 40% for the three months ended March 30, 2008, respectively.
     Consumable revenue increased to $103.1 million for the three months ended March 29, 2009 compared to $63.2 million for the three months ended March 30, 2008. Growth in consumable revenue was primarily attributable to strong demand for our Infinium and sequencing products, which led to increased sales of $22.7 million and $17.3 million, respectively. The increase in revenue associated with our Infinium products can mainly be attributed to our Infinium whole-genome BeadChip products, specifically the transition from our Infinium II to our Infinium HD BeadChips. This transition resulted in a decrease in unit volume sales of BeadChips offset by an increase in average selling prices per BeadChip due to the evolution of our products to put more samples on one chip. Of the overall increase in Infinium whole-genome BeadChip sales, approximately 192% is due to higher average selling prices, offset by a volume decrease of approximately 92%. The increase in sequencing consumables is primarily attributable to the growth in our installed base of instruments and the progression of customer labs ramping to production scale.
     Instrument revenue increased to $50.4 million for the three months ended March 29, 2009 compared to $44.5 million for the three months ended March 30, 2008. The increase in sales of our sequencing systems of $11.2 million was partially offset by a decrease of approximately $5.2 million in sales of our microarray systems. The growth in sequencing instrument revenue is primarily due to increased unit sales of the Genome Analyzer II with average selling prices remaining stable.

     Over the past several quarters, we have seen growth in product revenue, which can be mainly attributed to the anticipated launch of several new products, sales of existing products and the growth of our installed base of instruments.
     Service and other revenue includes revenue generated from genotyping and sequencing service contracts, extended warranty contracts and research revenue. The decrease in service and other revenue was primarily due to a decline of $2.9 million in our Fast Track genotyping service contracts offset by an increase of $1.3 million in extended warranty sales. The decrease in Fast Track genotyping service contracts can be attributed to our shift towards CSPro certified customers. CSPro is a collaborative program through which we certify third party service partners using our products to ensure delivery of performance and data quality equivalent to that available from our internal service offering. The decline in service revenue as a result of the shift to CSPro certified customers has been offset by the resulting increase in our consumable sales to these third party service providers. We expect sales from SNP genotyping and sequencing service contracts to fluctuate on a yearly and quarterly basis, depending on the mix, the number of contracts completed and the success of our certified service providers. The timing of completion of SNP genotyping and sequencing service contracts is highly dependent on the customers’ schedules for delivering the SNPs and samples to us. We also expect to see continued increases in the sale of our extended warranty contracts as instrument sales continue to increase.
Cost of Product and Service and Other Revenue

	Three Months Ended
	March 29,	March 30,	Percentage
	2009	2008	Change
	(in thousands)
Cost of product revenue	$50,707	$42,526	19%
Cost of service and other revenue	3,315	3,555	(7)

Total cost of revenue	$54,022	$46,081	17%

     Cost of revenue, which excludes amortization of intangible assets, represents manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, packaging and delivery costs, as well as costs associated with performing genotyping and sequencing services on behalf of our customers.
     The increase in cost of product revenue was primarily driven by higher consumable sales. Cost of product revenue as a percentage of related revenue was 32% for the three months ended March 29, 2009 compared to 38% for the three months ended March 30, 2008. The decrease is primarily due to favorable product mix, driven by increased sales of our new High-Density Infinium Beadchips, with higher average selling prices as compared to the Infinium Beadchips sold in the first quarter of 2008. In addition, sequencing consumables cost of sales decreased as a percentage of related revenue due to improved overhead absorption from increased volumes and the benefit of decreased costs associated with the reformulation of our sequencing kits launched at the end of the third quarter of 2008. This was partially offset by increased instrument cost of sales as a percentage of related revenue over the prior year due primarily to an increase in provisions for inventory obsolescence of $1.0 million. The increase in the inventory reserve is primarily associated with sequencing instrument product transitions.
     Cost of service and other revenue decreased primarily due to the decline in our Fast Track genotyping service contracts, slightly offset by higher extended warranty contract revenue. Cost of service and other revenue as a percentage of related revenue was 35% for the three months ended March 29, 2009 compared to 32% for the three months ended March 30, 2008.
     We expect product mix to continue to affect our cost of revenue as a percentage of revenue. We expect price competition to continue in our market, and our cost of revenue as a percentage of revenue may fluctuate from year to year and quarter to quarter as a result.
Research and Development

	Three Months Ended
	March 29,	March 30,	Percentage
	2009	2008	Change
	(in thousands)
Research and development	$32,726	$20,564	59%

     Our research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development expenses as they are incurred.
     Research and development expenses as a percentage of revenue increased to 20% for the three months ended March 29, 2009 compared to 17% for the three months ended March 30, 2008. Costs to support our BeadArray technology research activities increased $4.0 million for the three months ended March 29, 2009 compared to the three months ended March 30, 2008, primarily due to an overall increase in personnel-related expenses and increased lab and material expenses associated with the development of new products. The continued development of our sequencing technology resulted in increased research and development expenditures of $4.0 million for the three months ended March 29, 2009 compared to the three months ended March 30, 2008. In addition, expenses related to an agreement for exclusive licensing rights to certain new technologies under development of $2.0 million resulted in an increase in research and development expense for the three months ended March 29, 2009. Non-cash stock-based compensation expense increased by $1.3 million compared to three months ended March 30, 2008. Accrued compensation expense of $0.9 million associated with contingent consideration for the Avantome acquisition completed on August 1, 2008 also contributed to the increase in research and development expense for the three months ended March 29, 2009.
     We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base.
Selling, General and Administrative

	Three Months Ended
	March 29,	March 30,	Percentage
	2009	2008	Change
	(in thousands)
Selling, general and administrative	$42,831	$33,827	27%
     Our selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, legal and general management, as well as professional fees, such as expenses for legal and accounting services. Selling, general and administrative expenses as a percentage of revenue were 26% for the three months ended March 29, 2009 compared to 28% for the three months ended March 30, 2008. Selling, general and administrative expenses for the three months ended March 29, 2009 and March 30, 2008 included stock-based compensation expenses totaling $8.8 million and $6.1 million, respectively.
     Sales and marketing expenses increased $4.4 million for the three months ended March 29, 2009 compared to the three months ended March 30, 2008. The increase is primarily due to increases of $3.5 million attributable to personnel-related expenses, including salaries, benefits and commissions, to support the growth of our business. The remaining $0.9 million variance is due to an increase in non-cash stock-based compensation expense.
     General and administrative expense increased $4.6 million during the three months ended March 29, 2009 compared to the three months ended March 30, 2008 due to increases of $1.7 million in non-cash stock-based compensation expense, $1.5 million in personnel-related expenses associated with the growth of our business, $0.9 million in legal costs and $0.5 million in outside consulting services.
     We expect our selling, general and administrative expenses to increase in absolute dollars as we expand our staff, add sales and marketing infrastructure and incur additional costs to support the expected growth in our business.

Interest and Other Expense, Net

	Three Months Ended
	March 29,	March 30,	Percentage
	2009	2008	Change
	(in thousands)
Interest and other expense, net	$(5,157)	$(843)	512%
     Interest income on our cash and cash equivalents and investments was $2.9 million for the three months ended March 29, 2009, compared to $3.7 million for the three months ended March 30, 2008. The decrease in interest income over the prior period was primarily driven by a change in our cash and investment portfolio to a mix of shorter duration maturities and an increased number of agency-rated investments coupled with an overall decline in interest rates due to current market conditions.
     Interest expense related to our convertible debt was $5.7 million for the three months ended March 29, 2009 and $5.4 million for the three months ended March 30, 2008. Interest expense increased for both periods presented due to the adoption and retrospective application of APB FSP 14-1. Under this accounting method, our debt balance is accreted through the amortization of our debt discount to interest expense. Interest expense is calculated each period on the debt balance during the quarter using the effective yield method. The increase in interest expense over the prior period is due to the application of the straight debt rate to the accreted debt balance. Additionally, during the first quarter of 2009, we recorded a gain on extinguishment of debt of $0.8 million due to the conversion of Notes in an aggregate principal amount of $10.0 million. This gain was calculated as the difference between the carrying amount of the converted Notes and their fair value as of the settlement date in accordance with APB FSP 14-1. Refer to Note 7 in the condensed consolidated financial statements for further description.
     We recorded a $3.2 million loss and a $0.9 million gain resulting from our net foreign currency transactions for the three months ended March 29, 2009 and March 30, 2008, respectively. The variance is due to fluctuations in foreign currency exchange rates on our net foreign currency transactions coupled with a change in our foreign entity functional currency designation from the local currency to the U.S. dollar beginning the third quarter of 2008. As a result of this change, beginning in the third quarter of 2008, the Company remeasures its foreign subsidiaries’ assets and liabilities and income and expense accounts related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in its consolidated statements of operations within interest and other expense, net. Previously, under local functional currency designation, the effects of translation were recorded within stockholders’ equity as other comprehensive income (loss).
Provision for Income Taxes

	Three Months Ended
	March 29,	March 30,	Percentage
	2009	2008	Change
	(in thousands)
Provision for income taxes	$10,540	$7,388	43%
     The provision for income taxes consists of federal, state, and foreign income tax expenses. The increase in the provision for income taxes for the three ended March 29, 2009 compared to the three months ended March 30, 2008 was primarily driven by the increase in the income before income taxes, partially offset by a change in the proportion of income earned in lower tax jurisdictions.
     As of December 28, 2008, we had net operating loss carryforwards for federal and state tax purposes of approximately $87.7 million and $148.3 million, respectively, which begin to expire in 2025 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $12.6 million and $13.9 million respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of March 29, 2009.

     Based upon the available evidence as of March 29, 2009, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.8 million and $11.7 million against certain U.S. and foreign deferred tax assets, respectively.
     As of March 29, 2009, no material changes have been made to our uncertain tax positions recorded in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
Liquidity and Capital Resources
Cashflow (in thousands)

	Three months Ended
	March 29, 2009	March 30, 2008
Net cash provided by (used in) operating activities	$50,748	$(26,755)
Net cash used in investing activities	(39,818)	(44,123)
Net cash provided by financing activities	7,813	15,979
Effect of foreign currency translation on cash and cash equivalents	5,379	(1,428)

Net increase (decrease) in cash and cash equivalents	$24,122	$(56,327)

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the issuance of our convertible notes in February 2007, our public offering of common stock in August 2008 and the exercise of stock options and participation in our Employee Stock Purchase Plan (ESPP);

•	cash generated from operations; and

•	interest income.

Our historical cash outflows have primarily been associated with:

•	cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash paid for litigation settlements;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	cash paid for acquisitions and investments;

•	cash paid for the conversion of a portion of our senior convertible notes; and

•	interest payments on the outstanding senior convertible notes.

Other factors that impact our cash inflow and outflow include:

•	significant increases in our product and services revenue. As our product sales have increased significantly since 2001, operating income has increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.

     As of March 29, 2009, we had cash, cash equivalents and investments of $728.5 million, compared to $696.0 million as of December 28, 2008. Included in the investment balance as of March 29, 2009 were auction rate securities of $55.9 million issued primarily by municipalities and universities. At December 28, 2008 the fair value of the Company’s auction rate securities was $47.2 million. During the three months ended March 29, 2009, the Company recorded a gain of $1.7 million resulting in an increase to the fair value of the Company’s auction rate securities to $48.9 million at March 29, 2009. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time we anticipate it will take the securities to become liquid. Additionally, we classified these securities as long-term investments as of March 29, 2009 as we believe we may not be able to liquidate our investments within the next year.
     In November 2008, we signed a settlement agreement allowing us to sell our auction rate securities at par value to UBS at our discretion during the period of June 30, 2010 through July 2, 2012. To account for this settlement, we recorded a put option at fair value, which approximates the difference between the par value and fair value of the auction rate securities. Gains and losses associated with the put option are recognized in earnings approximately equal to changes in the fair value of the auction rate securities at each balance sheet date. As of March 29, 2009, the put option totaled $7.0 million.
     The primary inflow of cash during the three months ended March 29, 2009 was approximately $162.3 million from the sale and maturity of our investments in available-for-sale securities and approximately $13.1 million from the exercise of our stock options. The primary cash outflows during the three months ended March 29, 2009 were attributable to the purchase of available-for-sale securities for approximately $171.6 million.
     In January 2009, we executed a strategic alliance with Oxford Nanopore Technologies (ONT), which consists of a commercialization agreement and equity investment. The cash outflow of $18.0 million was in exchange for the equity investment. Further, we have agreed to make an additional equity investment upon the achievement of a specific technical milestone.
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
     Our outstanding senior convertible notes (the Notes) were convertible into cash and, if applicable, shares of our common stock for the period from April 1, 2008 through December 31, 2008 and became convertible again beginning April 1, 2009 and will continue to be convertible at least through, and including, June 30, 2009. On December 29, 2008, a Noteholder converted Notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the Noteholder the conversion value of the Notes in cash, up to the principal amount of the Notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the Notes was offset by the reacquisition of the shares under the convertible note hedge transactions (the Hedge) entered into in connection with the offering of the Notes. See Note 7 of Notes to Consolidated Financial Statements for further discussion of the terms of the Notes.

     We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:
•	our ability to successfully evolve our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.
     As a result of the factors listed above, we may require additional funding in the future. Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.
Recent Accounting Pronouncements
     Refer to our annual report on Form 10-K for the fiscal year ended December 28, 2008, which we filed with the SEC on February 26, 2009, for a description of the effect of recently-issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes from the reported market risks disclosed in that section of our Form 10-K.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 29, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 29, 2009, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the first quarter of 2009 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, the Company is party to litigation in the ordinary course of business. While management does not believe that our pending legal matters will have a material adverse impact on us, the results of any litigation are typically uncertain.
ITEM 1A. Risk Factors.
     Our business is subject to various risks, including those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 28, 2008, which we filed with the SEC on February 26, 2009 and strongly encourage you to review. There have been no material changes from the risk factors disclosed in that section of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None during the first quarter of fiscal 2009.
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

Illumina, Inc.
(Registrant)

Date: April 28, 2009	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer