Form 10-Q
period 2009-06-28
ILLUMINA INC
filed 2009-07-28
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2009

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
As of July 15, 2009, there were 124,138,502 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 28,	December 28,
	2009	2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352,097	$327,024
Short-term investments	382,472	313,051
Accounts receivable, net	154,251	133,266
Inventory, net	70,666	73,431
Deferred tax assets, current portion	9,929	8,635
Prepaid expenses and other current assets	12,344	14,154

Total current assets	981,759	869,561
Property and equipment, net	103,907	89,436
Long-term investments	55,750	55,900
Goodwill	228,734	228,734
Intangible assets, net	44,805	47,755
Deferred tax assets, long-term portion	37,618	30,960
Other assets	24,595	4,825

Total assets	$1,477,168	$1,327,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,158	$29,204
Accrued liabilities	84,436	80,355
Long-term debt, current portion	279,703	276,889

Total current liabilities	405,297	386,448
Other long-term liabilities	21,835	18,946
Commitments and contingencies
Conversion option subject to cash settlement	110,296	123,110
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,421	1,389
Additional paid-in capital	1,566,899	1,469,770
Accumulated other comprehensive income	2,837	2,422
Accumulated deficit	(309,010)	(352,507)
Treasury stock, at cost	(322,407)	(322,407)

Total stockholders’ equity	939,740	798,667

Total liabilities and stockholders’ equity	$1,477,168	$1,327,171

(1)	The Condensed Consolidated Balance Sheet at December 28, 2008 has been derived from the audited financial statements as adjusted for the required retroactive adoption of FSP APB 14-1.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008 (1)	2009	2008 (1)
Revenue:
Product revenue	$153,204	$128,552	$309,403	$239,235
Service and other revenue	8,439	11,625	17,997	22,803

Total revenue	161,643	140,177	327,400	262,038

Costs and expenses:
Cost of product revenue (excluding impairment of manufacturing equipment and amortization of intangible assets)	45,812	47,148	96,519	89,673
Cost of service and other revenue	3,003	3,311	6,318	6,867
Research and development	33,117	23,493	65,843	44,057
Selling, general and administrative	41,939	35,616	84,770	69,443
Impairment of manufacturing equipment	—	4,069	—	4,069
Amortization of intangible assets	1,670	2,669	3,340	5,084

Total costs and expenses	125,541	116,306	256,790	219,193

Income from operations	36,102	23,871	70,610	42,845
Interest and other income (expense), net	(1,079)	(3,682)	(6,236)	(4,525)

Income before income taxes	35,023	20,189	64,374	38,320
Provision for income taxes	10,335	7,530	20,875	14,919

Net income	$24,688	$12,659	$43,499	$23,401

Net income per basic share	$0.20	$0.11	$0.35	$0.21

Net income per diluted share	$0.18	$0.09	$0.32	$0.18

Shares used in calculating basic net income per share	123,511	113,574	122,633	112,620

Shares used in calculating diluted net income per share	139,465	133,396	136,220	130,462

(1)	Adjusted for the required retroactive adoption of FSP APB 14-1.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 28,	June 29,
	2009	2008 (1)
Cash flows from operating activities:
Net income	$43,499	$23,401
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,340	5,084
Amortization of debt discount	9,787	9,265
Amortization of debt issuance costs	367	348
Gain on extinguishment of debt	(767)	—
Depreciation expense	11,712	7,730
Impairment of manufacturing equipment	—	4,069
Stock-based compensation expense	29,761	23,131
Incremental tax benefit related to stock options exercised	(25,700)	—
Deferred income taxes	19,039	12,691
Other non-cash adjustments	181	(79)
Changes in operating assets and liabilities:
Accounts receivable	(18,059)	(17,281)
Inventory	3,007	(13,371)
Prepaid expenses and other current assets	(484)	4,127
Other assets	(2,835)	(1,142)
Accounts payable	11,135	6,682
Accrued liabilities	1,178	(3,171)
Litigation settlements payable	—	(54,536)
Accrued income taxes	3,150	(1,964)
Other long-term liabilities	1,806	5,484

Net cash provided by operating activities	90,117	10,468

Cash flows from Investing activities:
Purchases of available-for-sale securities	(334,764)	(247,451)
Sales and maturities of available-for-sale securities	266,177	231,767
Investments in other entities	(17,950)	—
Purchases of property and equipment	(26,591)	(29,823)
Cash paid for intangible assets	—	(36,000)

Net cash used in investing activities	(113,128)	(81,507)

Cash flows from financing activities:
Payments on current portion of long-term debt	(10,000)	(16)
Proceeds from the exercise of warrants	7,113	2,184
Proceeds from issuance of common stock	24,133	27,982
Incremental tax benefit related to stock options exercised	25,700	—

Net cash provided by financing activities	46,946	30,150
Effect of foreign currency translation on cash and cash equivalents	1,138	(1,084)

Net increase (decrease) in cash and cash equivalents	25,073	(41,973)
Cash and cash equivalents at beginning of period	327,024	174,941

Cash and cash equivalents at end of period	$352,097	$132,968

(1)	Adjusted for the required retroactive adoption of FSP APB 14-1.
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
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2008 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission (SEC) on February 26, 2009. Subsequent events for these unaudited financial statements have been evaluated up to and including July 28, 2009 which is the date these financial statements were issued.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and six months ended June 28, 2009 and June 29, 2008 were both 13 and 26 weeks, respectively.
Segment Information
     During the first quarter of 2008, the Company reorganized its operating structure into a newly created Life Sciences Business Unit, which includes all products and services related to the research market, namely the BeadArray, Veracode and Sequencing product lines. The Company also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the three and six months ended June 28, 2009, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operated in one segment for the three and six months ended June 28, 2009. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.

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
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. All revenue is recorded net of any discounts.
     Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is delivered to the customer or agreed to milestones are reached.
     In order to assess whether the price is fixed or determinable, the Company ensures there are no refund rights. If payment terms are based on future performance, the Company defers revenue recognition until the price becomes fixed or determinable. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment.
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
While the majority of its sales agreements contain standard terms and conditions, the Company does enter into agreements that contain multiple elements or non-standard terms and conditions. Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services, or rights to use assets within contractually binding arrangements. For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. The fair value of an item is generally the price charged for the product, if the item is regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, the arrangement consideration is generally allocated to each unit of accounting based upon its relative fair value. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. When the Company is unable to establish stand-alone value for delivered items or when fair value of undelivered items has not been established, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. The Company recognizes revenue for delivered elements only when it determines that the fair values of undelivered elements are known and there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognition but do not change the total revenue recognized on any arrangement.

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
Functional Currency
     Historically, the Company identified the local currency as the functional currency in each of its foreign subsidiaries, with all translation adjustments recorded as part of other comprehensive income. Beginning in the third quarter of 2008, the Company reorganized its international structure to execute a more efficient relationship between product development, product manufacturing and sales. This reorganization increased the foreign subsidiaries’ dependence on the U.S. entity for management decisions, financial support, production assets and inventory, thereby making the foreign subsidiaries a direct and integral component of the U.S. entity’s operations. As a result, the Company reassessed the primary economic environment of its foreign subsidiaries, resulting in a U.S. dollar functional currency determination. Beginning in the third quarter of 2008, the Company remeasures its foreign subsidiaries’ assets and liabilities and income and expense accounts related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in its condensed consolidated statements of operations within interest and other income (expense), net.
Derivatives
     The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the value of the derivative are recognized in interest and other income (expense), net, in the condensed consolidated statements of operations for the current period, along with an offsetting gain or loss on the underlying assets or liabilities.
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

     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest rate — stock options	1.97%	2.86 – 3.14%	1.69 – 1.97%	2.86 – 3.14%
Interest rate — stock purchases	0.39 – 0.51%	4.47 – 4.71%	0.39 – 2.25%	4.47 – 4.71%
Volatility — stock options	55%	52 – 54%	55 – 58%	52 – 56%
Volatility — stock purchases	58%	58 – 69%	53 – 58%	58 – 69%
Expected life — stock options	5 years	6 years	5 years	6 years
Expected life — stock purchases	6 – 12 months	6 – 12 months	6 – 12 months	6 – 12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$17.93	$20.27	$14.79	$17.95
Weighted average fair value per share of employee stock purchases	$ 8.51	$ 8.32	$ 9.11	$ 8.32
     The fair value of restricted stock units granted during the three and six months ended June 28, 2009 and June 29, 2008 was based on the market price of our common stock on the date of grant.
     As of June 28, 2009, approximately $156.9 million of total unrecognized compensation cost related to stock options, restricted stock units and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 1.72 years.
     Total share-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Cost of product revenue	$1,198	$1,337	$2,472	$2,642
Cost of service and other revenue	143	80	284	179
Research and development	4,979	3,448	9,601	6,754
Selling, general and administrative	8,581	7,410	17,404	13,556

Share-based compensation expense before taxes	14,901	12,275	29,761	23,131
Related income tax benefits	(4,683)	(4,462)	(9,536)	(7,798)

Share-based compensation expense, net of taxes	$10,218	$7,813	$20,225	$15,333

Net share-based compensation expense per share of common stock:
Basic	$0.08	$0.07	$0.16	$0.14

Diluted	$0.07	$0.06	$0.15	$0.12

Net Income per Share
     On July 22, 2008, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of September 10, 2008 and a distribution date of September 22, 2008. Share and per share amounts have been restated to reflect the stock split for all periods presented.
     Basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares using the treasury stock method. Dilutive potential common shares consist of stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price for the Company’s common stock, restricted stock units with unrecognized compensation expense, convertible debt when the average market price is above the conversion price of $21.83 and warrants with exercise prices that are less than the average market price of the Company’s common stock. Under the treasury stock method, the amount that must be paid to exercise stock options and warrants, the amount of compensation expense for future services that the Company has not yet recognized for stock options and RSUs and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

     The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Weighted-average shares outstanding	123,511	113,574	122,633	112,620
Effect of dilutive potential common shares:
Dilutive Convertible Senior Notes	7,136	8,086	6,279	7,335
Dilutive equity awards	4,710	5,791	4,414	5,603
Dilutive warrants sold in connection with the Convertible Senior Notes	2,546	3,582	1,273	2,501
Dilutive warrants assumed in the acquisition of Solexa	1,562	2,363	1,621	2,403

Weighted-average shares used in calculating diluted net income per share	139,465	133,396	136,220	130,462

Weighted average shares excluded from calculation due to anti-dilutive effect	1,558	1,087	2,453	1,169

Comprehensive Income
     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$24,688	$12,659	$43,499	$23,401
Foreign currency translation adjustments	—	(219)	—	155
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	965	(958)	415	(2,242)

Total comprehensive income	$25,653	$11,482	$43,914	$21,314

Recent Accounting Pronouncements
Adopted Accounting Pronouncements
     Effective December 29, 2008, we adopted FASB Staff Position (FSP) Accounting Principles Board Opinions (APB) 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1 or the FSP). This FSP impacts the accounting for the Company’s Convertible Senior Notes by requiring the Company to account separately for the liability and equity components of the convertible debt. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method. Upon application of this guidance, the only change to diluted earnings per share is the effects of increased interest expense and the associated tax effects. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. See Note 6 for information on the impact of our adoption of FSP APB 14-1 and the assumptions we used to estimate the fair value of the liability component.
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
     During the second quarter of 2009, the Company adopted three FSPs on the fair value of financial instruments issued by the FASB in April 2009:
o	FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS No. 157-4) amends SFAS No. 157 to provide additional guidance on estimating fair value when the markets become inactive and quoted prices may reflect distressed transactions.
o	FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements (SFAS No. 107-1).
o	FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (SFAS No. 115-2) provides new criteria for recording impairment charges on investments in debt instruments.
The Company adopted these FSPs on a prospective basis. The additional guidance was considered with respect to the valuation of the Company’s investments and their corresponding designation within the fair value hierarchy. All short-term investments were valued using quoted prices in active markets or Level 1 hierarchical inputs. Long-term investments were valued using Level 3 hierarchical inputs due to the lack of trading in the secondary market of these instruments. In estimating the fair value of these instruments, the Company had previously considered and assessed various sources of relevant market data. As a result, the adoption of SFAS No. 157-4 did not have a material effect on the Company’s condensed consolidated financial statements. Refer to Note 3 for the additional disclosure requirements under SFAS No. 107-1.
     During the second quarter, the Company adopted SFAS No. 165, Subsequent Events, issued by the FASB in May 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement did not have a material impact on the condensed consolidated financial statements.
     New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.
2. Avantome, Inc.
     On August 1, 2008, the Company completed its acquisition of Avantome, Inc. (Avantome), a privately held Delaware corporation. As consideration for the acquisition, the Company paid $25.8 million in cash, including transaction costs, and may pay up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. The Company assumed $1.1 million in net assets and recorded a charge of $24.7 million for purchased in-process research and development (IPR&D) during the third quarter of 2008 primarily associated with the development of Avantome’s low-cost, long read-length sequencing technology. The amount allocated to IPR&D was expensed upon acquisition as it was determined that the underlying project had not reached technological feasibility and had no alternative future use. The Company assessed the contingent consideration payable in accordance with the provisions of SFAS No. 141, Business Combinations, and EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Approximately $11.0 million of the contingent consideration will be recorded as compensation expense over a three-year period as this consideration is due to the former primary shareholders of Avantome contingent upon their employment with the Company for three years. The remaining contingent consideration of $24.0 million will be recorded as additional purchase price when certain milestones are achieved or the amount is determinable beyond a reasonable doubt.
     The results of Avantome’s operations have been included in the Company’s consolidated financial statements since the acquisition date of August 1, 2008. Pro forma results of operations have not been presented because the effects of the acquisition were not material.
3. Balance Sheet Account Details
     The following is a summary of short-term investments (in thousands):

		June 28, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government sponsored entities	$200,009	$817	$(6)	$200,820
Corporate debt securities	173,017	1,698	(75)	174,640
U.S. Treasury securities	6,977	35	—	7,012

Total	$380,003	$2,550	$(81)	$382,472

		December 28, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government sponsored entities	$218,964	$1,544	$—	$220,508
Corporate debt securities	92,301	547	(305)	92,543

Total	$311,265	$2,091	$(305)	$313,051

      Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in Interest and other expenses, net in the consolided statements of operations. Realized gains and losses on sales of available-for-sale securities for the three and six months ended June 28, 2009 and June 29, 2008 were immaterial. As of June 28, 2009 all of the Company’s short-term investments in a gross unrealized loss position had been in such position for less than twelve months. Impairments are not considered other than temporary as the Company has the intent and ability to hold these investments until maturity.
     Contractual maturities of short-term investments at June 28, 2009 were as follows (in thousands):

Estimated
Fair Value
Due within one year	$120,167
After one but within five years	262,305

Total	$382,472

     Inventory, net, consists of the following (in thousands):

	June 28,	December 28,
	2009	2008
Raw materials	$31,813	$32,501
Work in process	33,731	34,063
Finished goods	5,122	6,867

Total inventory, net	$70,666	$73,431

     Accrued liabilities consist of the following (in thousands):

	June 28,	December 28,
	2009	2008
Compensation	$29,753	$30,330
Short-term deferred revenue	19,552	15,862
Taxes	11,932	9,456
Reserve for product warranties	7,936	8,203
Customer deposits	5,868	6,583
Accrued royalties	2,559	2,695
Legal and other professional fees	1,782	1,708
Other	5,054	5,518

Total accrued liabilities	$84,436	$80,355

4. Long-term Investments
     The Company has $55.8 million (at cost) in auction rate securities issued primarily by municipalities and universities. The auction rate securities are held in a brokerage account with UBS. These securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions.
     The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling their auction rate securities. As of June 28, 2009, the securities continued to fail auction and remained illiquid. In accordance with SFAS No. 157, the Company established fair value of the securities as $49.7 million. This represents gains of $0.9 million and $2.6 million for the three and six months ended June 28, 2009, respectively. Gains and losses associated with the Company’s auction rate securities are classified as interest and other income (expense), net in the condensed consolidated statements of operations for the three and six months ended June 28, 2009.
     In determining the fair value of the Company’s auction rate securities, the Company considered trades in the secondary market. However, due to the auction failures of the auction rate securities in the marketplace and the lack of trading in the secondary market of these instruments, there was insufficient observable auction rate security market information available to directly determine the fair value of the Company’s investments. As a result, the value of these auction rate securities and resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS No. 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected 17 year period reflective of the weighted average life of the student loans in the underlying trust. In preparing this model, the Company used historical data of the rates upon which a majority of the auction rate securities’ contractual rates were based, such as the LIBOR and average trailing twelve-month 90-day treasury interest rate spreads, to estimate future interest rates. The Company also considered the discount factors, taking into account the credit ratings of the auction rate securities, using a range of discount rates from 5.6% to 6.9%. The Company obtained information from multiple sources, including UBS, to determine a reasonable range of assumptions to use in valuing the auction rate securities. The Company’s model was corroborated by a separate comparable cash flow analysis prepared by UBS. To understand the sensitivity of the Company’s valuation, the liquidity factor and estimated remaining life was varied. Variations in those results were evaluated and it was determined the factors and valuation method chosen were reasonable and representative of the Company’s auction rate security portfolio.

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
     To account for the Settlement, the Company recorded a separate freestanding asset (put option) of $8.7 million and recognized a corresponding gain in earnings during the fourth quarter of 2008. During the six months ended June 28, 2009, the Company recorded a loss of $2.6 million, resulting in a decrease to the fair value of the Company’s put option to $6.1 million at June 28, 2009. The fair value of the put option is included in long-term investments on the condensed consolidated balance sheets as of December 28, 2008 and June 28, 2009, with the corresponding loss classified as interest and other income (expense), net in the condensed consolidated statements of operations for the three and six months ended June 28, 2009. The put option does not meet the definition of a derivative instrument under SFAS No. 133. Therefore, the Company elected to measure the put option at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Company valued the put option using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, with consideration given to UBS’s financial ability to repurchase the auction rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
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
     The fair value of the auction rate securities and the put option total $55.8 million and $55.9 million at June 28, 2009 and December 28, 2008, respectively, and are recorded as long-term investments in the condensed consolidated balance sheets.
5. Warranties
     The Company generally provides a one-year warranty on genotyping, gene expression systems and sequencing systems. Additionally, the Company provides a warranty on its consumable sales through the expiry date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts for systems are recorded as a cost of service and other revenue ratably over the term of the maintenance contract.
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 28, 2008	$8,203
Additions charged to cost of revenue	4,587
Repairs and replacements	(4,854)

Balance at June 28, 2009	$7,936

6. Convertible Senior Notes
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
     The Notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of Notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading period (the measurement period) in which the trading price per Note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) the Notes will be convertible at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. The requirements of the second condition above were satisfied during the first and second quarter of 2009. Accordingly, the Notes are convertible during the period from, and including, April 1, 2009 through, and including, September 30, 2009. Additionally, these same requirements were satisfied during the third quarter of 2008, as a result, the Notes were convertible during the period from, and including, October 1, 2008 through, and including, December 31, 2008. On December 29, 2008, a Noteholder converted Notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the Noteholder the conversion value of the Notes in cash, up to the principal amount of the Notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the Notes was offset by the reacquisition of the shares under the convertible note hedge transactions (the Hedge) entered into in connection with the offering of the Notes.
     The Hedge entered with the initial purchasers and/or their affiliates (the Counterparties) entitles the Company to purchase up to 18,322,320 shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. In addition, the Company sold to these Counterparties warrants (the Warrants) exercisable, on a cashless basis, for up to 18,322,320 shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $46.6 million and was reflected as a reduction of additional paid-in capital. The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes to the extent the Company exercises the Hedges to purchase shares from the Counterparties to deliver to converting Noteholders. However, the Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the Warrants.

Impact of the Adoption of FSP APB 14-1
     See Note 1 for a description of the Company’s adoption of FSP APB 14-1. The following table summarizes the effects of this new guidance on the Company’s condensed consolidated balance sheets as of June 28, 2009 and its condensed consolidated statements of operations for the three and six months ended June 28, 2009 (in thousands except per share data).

June 28, 2009
Adjustments
Assets:
Prepaid expenses and other current assets	$(2,370)
Deferred tax assets, long-term portion	(42,476)
Total assets	(44,846)
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	(110,296)
Conversion option subject to cash settlement	110,296
Stockholder’s equity	(44,846)
Total liabilities and stockholders’ equity	(44,846)

	Three Months Ended	Six Months Ended
	June 28, 2009	June 28, 2009
	Adjustments	Adjustments
Income from operations	$—	$—
Interest and other income (expense), net	(4,758)*	(8,709)*
Provision for income taxes	(1,783)	(3,350)
Net income	(2,975)	(5,359)
Net income per basic share	(0.02)	(0.04)
Net income per diluted share	(0.02)	(0.04)

*	These adjustments include only non-cash interest expense. Cash interest expense for the three and six months ended June 28, 2009 totaled $0.6 million and $1.2 million, respectively.
     In addition, we have included below reconciliations (in thousands, except per share data) between amounts reported in previous filings as of December 28, 2008 and for the three and six months ended June 29, 2008 to the amounts reported in the current filing for these same periods to reflect retroactive adjustments.

	December 28, 2008
	Pre adoption	Adjustments	Post adoption
Assets:
Prepaid expenses and other current assets	$9,530	$4,624	$14,154
Deferred tax assets, long-term portion	78,321	(47,361)	30,960
Other assets	12,017	(7,192)	4,825
Total assets	1,377,100	(49,929)	1,327,171
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	399,999	(123,110)	276,889
Conversion option subject to cash settlement	—	123,110	123,110
Stockholder’s equity	848,596	(49,929)	798,667
Total liabilities and stockholders’ equity	1,377,100	(49,929)	1,327,171

	Three Months Ended			Six Months Ended
	June 29, 2008			June 29, 2008
	Pre adoption	Adjustments	Post adoption	Pre adoption	Adjustments	Post adoption
Income from operations	$23,871	$—	$23,871	$42,845	$—	$42,845
Interest and other income (expense), net	830	(4,512)*	(3,682)	4,410	(8,935)*	(4,525)
Provision for income taxes	9,303	(1,773)	7,530	18,429	(3,510)	14,919
Net income	15,398	(2,739)	12,659	28,826	(5,425)	23,401
Net income per basic share	0.13	(0.02)	0.11	0.26	(0.05)	0.21
Net income per diluted share	0.11	(0.02)	0.09	0.22	(0.04)	0.18

*	These adjustments include only non-cash interest expense. Cash interest expense for the three and six months ended June 29, 2008 totaled $0.6 million and $1.2 million, respectively.
     FSP APB 14-1 requires the carrying amount of the liability component be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. As the Company was unable to find any other comparable companies in industry and size with outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds represent a similar liability to the Notes without the conversion option. To measure the fair value of the similar liability at February 16, 2007, following the guidance in SFAS No. 157, the Company estimated an interest rate using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities, all of which are defined as Level 2 Observable Inputs. The estimated interest rate of 8.27% was applied to the Notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and this estimated fair value of the liability component is recorded as an equity component. We classified a portion of the equity component as temporary equity measured as the excess of a) the amount of cash that would be required to be paid upon conversion over b) the current carrying amount of the liability-classified component as prescribed by EITF D-98, Classification and Measurement of Redeemable Securities. This amount is reflected within conversion option subject to cash settlement in the condensed consolidated balance sheets.
     As of December 28, 2008, the principal amount of the convertible debt was $400.0 million and the unamortized discount was $123.1 million resulting in a net carrying amount of the liability component of $276.9 million. As of June 28, 2009, the principal amount of the liability component was $390.0 million due to a conversion of the Notes during the first quarter of 2009. In accordance with the FSP, the Company recorded a gain on conversion of $0.8 million in the first quarter of 2009, calculated as the difference between the carrying amount of the converted Notes and their estimated fair value as of the settlement date. To measure the fair value of the converted Notes as of the settlement date, the Company calculated an interest rate of 11.3% using Level 2 Observable Inputs. This rate was applied to the converted Notes and coupon interest rate using the same present value technique used in the issuance date valuation. The unamortized discount on the remaining Notes as of June 28, 2009 was $110.3 million, resulting in a net carrying amount of $279.7 million. The remaining period over which the discount on the liability component will be amortized is 4.63 years.
7. Stockholders’ Equity
     Stock Options
     The Company’s stock option activity under all stock option plans during the six months ended June 28, 2009 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 28, 2008	18,134,204	$16.26
Granted	1,560,024	$28.86
Exercised	(1,887,443)	$10.75
Cancelled	(551,189)	$14.95

Outstanding at June 28, 2009	17,255,596	$18.04

     The following is a further breakdown of the options outstanding as of June 28, 2009:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Exercise
	Options	Life	Average	Options	Price of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.20-4.26	2,396,669	4.50	$3.36	1,824,136	$3.15
$4.30-6.85	1,818,078	5.47	$5.43	1,365,306	$5.30
$6.87-12.78	1,756,813	6.35	$10.36	1,050,613	$10.28
$12.79-17.00	1,738,210	7.36	$15.03	705,787	$14.73
$17.04-19.61	1,750,072	7.44	$18.60	792,786	$18.49
$19.71-20.04	1,923,184	7.59	$20.03	813,934	$20.04
$20.12-27.97	1,740,769	8.62	$24.29	328,797	$23.68
$28.03-32.49	2,243,000	8.97	$29.95	479,935	$30.59
$32.58-42.02	1,658,801	8.82	$35.17	511,137	$35.78
$44.38	230,000	9.10	$44.38	—	$—

$0.20-44.38	17,255,596	7.19	$18.04	7,872,431	$13.45

     The weighted average remaining life of options exercisable is 6.29 years as of June 28, 2009.
     The aggregate intrinsic value of options outstanding and options exercisable as of June 28, 2009 was $349.3 million and $194.8 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $38.16 as of June 26, 2009, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $46.4 million and $46.2 million for the six months ended June 28, 2009 and June 29, 2008, respectively.

     Employee Stock Purchase Plan
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 177,648 were issued under the ESPP during the six months ended June 28, 2009. As of June 28, 2009, there were 13,616,514 shares available for issuance under the ESPP.
     Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the six months ended June 28, 2009 is as follows:

Restricted Stock Units (1)
Outstanding at December 28, 2008	1,579,276
Awarded	476,775
Vested	(76,634)
Cancelled	(69,269)

Outstanding at June 28, 2009	1,910,148

(1)	Each stock unit represents the fair market value of one share of common stock.
     The weighted average grant-date fair value per share for the restricted stock units was $31.24 for the six months ended June 28, 2009.
     Based on the closing price of the Company’s common stock of $38.16 on June 26, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was $72.9 million.
     Warrants
     In conjunction with its acquisition of Solexa, the Company assumed 4,489,686 warrants issued by Solexa prior to the acquisition. During the six months ended June 28, 2009, there were 890,728 warrants exercised, resulting in cash proceeds to the Company of approximately $7.1 million.
     A summary of all warrants outstanding as of June 28, 2009 is as follows:

Number of Shares	Exercise Price	Expiration Date
52,896	$7.27	4/25/2010
334,264	$7.27	7/12/2010
732,230	$10.91	11/23/2010
1,027,412	$10.91	1/19/2011
18,322,320 (1)	$31.44	2/15/2014

20,469,122

(1)	Represents warrants sold in connection with the offering of the Company’s Convertible Senior Notes (see Note 6).
8. Legal Proceedings
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
Overview
     We are a leading developer, manufacturer and marketer of integrated systems for the large scale analysis of genetic variation and biological function. We provide a comprehensive line of proprietary products and services that currently serve the sequencing, genotyping and gene expression markets. In the future, we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations, biotechnology companies and agricultural companies. Our tools provide researchers around the world with the performance, throughput, cost effectiveness and flexibility necessary to perform the billions of genetic tests needed to extract valuable biological information through advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier and permit better choices of drugs for individual patients.
     We sell the Genome Analyzer and related reagent into the sequencing market. This instrument uses reagents based on our proprietary sequencing-by-synthesis (SBS) biochemistry. The system has several advantages over prior sequencing technologies. In particular, the system is capable of generating several billion bases of DNA sequence from a single run with a single sample preparation. This dramatically reduces the cost of sequencing relative to conventional technologies, making sequencing at a genome wide scale practical.
     Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform millions of assays simultaneously, enabling large-scale analysis of genetic variation and biological function in a unique high-throughput, cost effective, and flexible manner. We sell two primary families of products based on this technology, the GoldenGate genotyping products and the Infinium product family. Both products can be read on our proprietary scanner, the iScan system. These products are used primarily in the genotyping market and have several advantages over competitors including, more flexible content and an easier workflow due to the multi-sample characteristics of the products.
Critical Accounting Policies and Estimates
     Except as set forth below, there were no material changes to our critical accounting policies and estimates during the six months ended June 28, 2009. For further information on our critical accounting policies and estimates, refer to our annual report on Form 10-K for the fiscal year ended December 28, 2008, which we filed with the SEC on February 26, 2009.
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

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue:
Product revenue	95%	92%	95%	91%
Service and other revenue	5	8	5	9

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue	28	34	29	34
Cost of service and other revenue	2	2	2	3
Research and development	20	17	20	17
Selling, general and administrative	26	25	26	26
Impairment of manufacturing equipment	—	3	—	2
Amortization of intangible assets	1	2	1	2

Total costs and expenses	77	83	78	84

Income from operations	23	17	22	16
Interest and other income (expense), net	(1)	(3)	(2)	(2)

Income before income taxes	22	14	20	14
Provision for income taxes	6	5	6	6

Net income	16%	9%	14%	8%

     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three and six months ended June 28, 2009 and June 29, 2008 were both 13 and 26 weeks, respectively.
Three months Ended June 28, 2009 and June 29, 2008
Revenue

	Three Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Product revenue	$153,204	$128,552	19%
Service and other revenue	8,439	11,625	(27)

Total revenue	$161,643	$140,177	15%

     Revenue increased $21.5 million due to growth in our product revenue. Product revenue consists of revenue primarily from the sale of consumables and instruments.
     Revenue from the sale of consumables increased to $96.5 million for the three months ended June 28, 2009 compared to $81.7 million for the three months ended June 29, 2008. The year over year increase was due to an increase of $18.5 million in sequencing consumables which was partially offset by a decrease of $3.7 million in microarray consumables. Growth in our sequencing consumables was mostly driven by growth in the installed base of our Genome Analyzer and the progression of customer labs ramping to production scale. The decrease in microarray consumables was primarily attributable to customers delaying the start of new Genome Wide Association Studies in anticipation of new, rare variant content arrays, order delays directly related to stimulus funding under the American Recovery & Reinvestment Act and the impact of reduced foundation funding at a few key customers.
     Revenue from the sale of instruments increased to $53.8 million for the three months ended June 28, 2009 compared to $43.2 million for the three months ended June 29, 2008. The year over year increase was primarily driven by the strong demand for our

Genome Analyzer systems. Both average selling prices and units sold were higher during the second quarter of 2009 compared to the second quarter of 2008. The increase in average selling prices was attributable to two factors: (i) lower average selling prices in the second quarter of 2008 related to a product transition from the Genome Analyzer I to the Genome Analyzer II; and (ii) technological improvements leading to the launch of the Genome Analyzer IIx during the second quarter of 2009.
Cost of Product and Service and Other Revenue

	Three Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Cost of product revenue	$45,812	$47,148	(3%)
Cost of service and other revenue	3,003	3,311	(9)

Total cost of revenue	$48,815	$50,459	(3%)

     Cost of revenue, which excludes the impairment of manufacturing equipment and the amortization of intangible assets, decreased $1.6 million despite higher sales, primarily due to a decrease in manufacturing costs and improved overhead absorption.
     Cost of product revenue as a percentage of related revenue was 30% for the three months ended June 28, 2009, compared to 38% for the three months ended June 29, 2008. The decrease is primarily due to lower costs for our sequencing consumables and instrumentation. The cost of sequencing consumables decreased as a percentage of related revenue due to improved overhead absorption from increased volumes and the benefit of decreased costs associated with the reformulation of our sequencing kits launched at the end of the third quarter of 2008. The cost of sequencing instruments decreased as a percentage of related revenue due to production efficiencies and reduced material costs coupled with higher average selling prices.
Operating Expenses

	Three Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Research and development	$33,117	$23,493	41%
Selling, general and administrative	41,939	35,616	18

Total operating expenses	$75,056	$59,109	27%

     The increase in research and development expenses of $9.6 million was driven primarily by a $3.8 million increase in spending on our sequencing technologies, a $3.0 million increase in spending on our BeadArray technologies and a $1.5 million increase in non-cash stock-based compensation expense. The increases in both sequencing and BeadArray were primarily due to an overall increase in personnel-related expenses related to increased headcount, including salaries and benefits and increased lab and material expenses. Additionally, during the three months ended June 28, 2009, we recorded $0.9 million in accrued compensation expense associated with contingent consideration for the Avantome acquisition completed on August 1, 2008.
     Selling, general and administrative expenses increased $6.3 million driven primarily by an increase of $6.3 million in personnel-related expenses, including salaries, non-cash stock-based compensation and benefits and an increase of $1.3 million in other non-personnel expenses associated with the growth of our business. These increases were offset by a decrease of $1.3 million in outside services particularly associated with a reduction in our outside legal fees.
Interest and Other Income (Expense), Net

	Three Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Interest and other income (expense), net	$(1,079)	$(3,682)	(71%)
     Interest and other expense decreased $2.6 million primarily due to an increase of $2.7 million in net foreign currency transaction gains due to fluctuations in foreign currency exchange rates coupled with a change in our foreign entity functional currency designation from the local currency to the U.S. dollar beginning the third quarter of 2008. During the second quarter of 2009, interest income increased by $0.5 million due to an increase in investments. These increases were partially offset by a loss from our derivative foreign exchange contracts of $0.5 million and additional interest expense of $0.2 million due to the accretion of our debt balance resulting from the adoption and retrospective application of FSP APB 14-1, Accounting for Convertible Debt, in the first quarter of 2009.

Provision for Income Taxes

	Three Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Provision for income taxes	$10,335	$7,530	37%
     The provision for income taxes consists of federal, state and foreign income tax expenses. The increase in the provision for income taxes was primarily driven by the increase in the income before income taxes, partially offset by a change in the proportion of income earned in lower tax jurisdictions.
     As of December 28, 2008, we had net operating loss carryforwards for federal and state tax purposes of approximately $87.7 million and $148.3 million, respectively, which begin to expire in 2025 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $12.6 million and $13.9 million, respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of June 28, 2009.
     Based upon the available evidence as of June 28, 2009, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.8 million and $9.1 million against certain U.S. and foreign deferred tax assets, respectively.
     As of June 28, 2009, no material changes have been made to our uncertain tax positions recorded in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
Six months Ended June 28, 2009 and June 29, 2008
Revenue

	Six Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Product revenue	$309,403	$239,235	29%
Service and other revenue	17,997	22,803	(21)

Total revenue	$327,400	$262,038	25%

     Revenue increased by $65.4 million due to growth in our product revenue. Product revenue consists of revenue primarily from the sale of consumables and instruments.
     Revenue from the sale of consumables increased to $199.7 million for the six months ended June 28, 2009 compared to $144.9 million for the six months ended June 29, 2008. The increase was due to an increase of $35.8 million in sequencing consumables and $19.0 million in microarray consumables. Growth in our sequencing consumables was primarily driven by growth in the installed base of our Genome Analyzer and the progression of customer labs ramping to production scale. The increase in revenue associated with our microarray consumables can mainly be attributed to the transition from our Infinium II to our Infinium HD BeadChips. This transition resulted in a decrease in unit volume sales of BeadChips offset by an increase in average selling prices per BeadChip due to the evolution of our products to put more samples on one chip.
     Revenue from the sale of instruments increased to $104.3 million for the six months ended June 28, 2009 compared to $87.7 million for the six months ended June 29, 2008. The year over year increase was primarily driven by the strong demand for our Genome Analyzer systems. Both average selling prices and units sold were higher during the first half of 2009 compared to the same period in the prior year. The increase in average selling prices was attributable to two factors: (i) lower average selling prices in the second quarter of 2008 related to a product transition from the Genome Analyzer I to the Genome Analyzer II; and (ii) technological improvements leading to the launch of the Genome Analyzer IIx during the second quarter of 2009.

Cost of Product and Service and Other Revenue

	Six Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Cost of product revenue	$96,519	$89,673	8%
Cost of service and other revenue	6,318	6,867	(8)

Total cost of revenue	$102,837	$96,540	7%

     Cost of revenue, which excludes the impairment of manufacturing equipment and the amortization of intangible assets, decreased $6.3 million despite higher sales, primarily due to a decrease in manufacturing costs and improved overhead absorption.
     Cost of product revenue as a percentage of related revenue was 32% for the six months ended June 28, 2009, compared to 39% for the six months ended June 29, 2008. The decrease is primarily due to lower costs for our sequencing consumables and instrumentation. The cost of sequencing consumables decreased as a percentage of related revenue due to improved overhead absorption from increased volumes and the benefit of decreased costs associated with the reformulation of our sequencing kits launched at the end of the third quarter of 2008. The cost of sequencing instruments decreased as a percentage of related revenue due to production efficiencies and reduced material costs coupled with higher average selling prices. The sales of our High-Density Infinium BeadChips launched in the first quarter of 2009 also contributed to the decrease as a percentage of related sales due to higher average selling prices as compared to the Infinium BeadChips sold in the first quarter of 2008.
Operating Expenses

	Six Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Research and development	$65,843	$44,057	49%
Selling, general and administrative	84,770	69,443	22

Total operating expenses	$150,613	$113,500	33%

     The increase in research and development expenses of $21.8 million was driven primarily by a $7.8 million increase in spending on our sequencing technologies, a $6.6 million increase in spending on our BeadArray technologies and a $2.8 million increase in non-cash stock-based compensation expense. The increases in both sequencing and BeadArray were primarily due to an overall increase in personnel-related expenses due to the growth of the business, including salaries and benefits and increased lab and material expenses. Additionally, during the six months ended June 28, 2009, we incurred a $2.0 million expense to obtain exclusive licensing rights to certain new technologies under development and recorded $1.8 million in accrued compensation expense associated with contingent consideration for the Avantome acquisition completed on August 1, 2008.
     Selling, general and administrative expenses increased $15.3 million driven primarily by an increase of $13.8 million in personnel-related expenses, including salaries, non-cash stock-based compensation and benefits, as well as an increase of $2.2 million in non-personnel related expenses associated with the growth of our business. These increases were partially offset by a decrease of $0.7 million in outside services due mostly to a decline in consulting fees.
Interest and Other Income (Expense), Net

	Six Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Interest and other income (expense), net	$(6,236)	$(4,525)	38%
     Interest and other expense, net increased $1.7 million primarily due to an increase of $1.8 million in net foreign currency transaction losses resulting from fluctuations in foreign currency exchange rates, a change in our foreign entity functional currency designation from the local currency to the U.S. dollar beginning the third quarter of 2008 and losses derived from our derivative foreign exchange contracts. Additionally, interest expense increased by $0.5 million due to the accretion of our debt balance resulting from the adoption and retrospective application of FSP APB 14-1, Accounting for Convertible Debt, in the first quarter of 2009. Interest income decreased by $0.3 million due to a change in our cash and investment portfolio to a mix of shorter duration maturities and an increased number of agency-rated investments coupled with an overall decline in interest rates due to current market conditions. These increases to interest and other expense, net were partially offset by a gain of $0.8 million on the extinguishment of debt during the first quarter of 2009.

Provision for Income Taxes

	Six Months Ended
	June 28,	June 29,	Percentage
	2009	2008	Change
	(in thousands)
Provision for income taxes	$20,875	$14,919	40%
     The provision for income taxes consists of federal, state and foreign income tax expenses. The increase in the provision for income taxes for the six months ended June 28, 2009 compared to the six months ended June 29, 2008 was primarily driven by the increase in the income before income taxes, partially offset by a change in the proportion of income earned in lower tax jurisdictions.
     As of December 28, 2008, we had net operating loss carryforwards for federal and state tax purposes of approximately $87.7 million and $148.3 million, respectively, which begin to expire in 2025 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $12.6 million and $13.9 million, respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of June 28, 2009.
     Based upon the available evidence as of June 28, 2009, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.8 million and $9.1 million against certain U.S. and foreign deferred tax assets, respectively.
     As of June 28, 2009, no material changes have been made to our uncertain tax positions recorded in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
Forward-Looking Information
     Strong demand for next generation sequencing applications continues to drive both sequencing instrument and consumable sales. We believe that as the cost of next generation sequencing declines, the number of samples available for sequencing will significantly increase. In addition, we expect the corresponding data generated using next-generation sequencers will help provide the content to produce new microarrays going forward. We believe this relationship between sequencing products and microarrays will enable growth in both product lines. We expect changes in our product mix to continue to affect our cost of revenue as a percentage of revenue. Additionally, we expect price competition to continue in our market, and our cost of revenue as a percentage of revenue may fluctuate from year to year and quarter to quarter as a result.
     We also expect to incur additional operating costs to support the expected growth in our business. We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base. Selling, general and administrative expenses are also expected to increase in absolute dollars as we continue to expand our staff and add sales and marketing infrastructure.
Liquidity and Capital Resources
Cashflow (in thousands)

	Six months Ended
	June 28, 2009	June 29, 2008
Net cash provided by operating activities	$90,117	$10,468
Net cash used in investing activities	(113,128)	(81,507)
Net cash provided by financing activities	46,946	30,150
Effect of foreign currency translation on cash and cash equivalents	1,138	(1,084)

Net increase (decrease) in cash and cash equivalents	$25,073	$(41,973)

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the issuance of our convertible notes in February 2007, our public offering of common stock in August 2008 and the exercise of stock options and participation in our Employee Stock Purchase Plan (ESPP);

•	cash generated from operations; and

•	interest income.

Our historical cash outflows have primarily been associated with:

•	cash used for operating activities, such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash paid for litigation settlements;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	cash paid for acquisitions and investments;

•	cash paid for the conversion of a portion of our senior convertible notes; and

•	interest payments on the outstanding senior convertible notes.

Other factors that impact our cash inflow and outflow include:

•	increases in our product and services revenue. As our product sales have increased significantly since 2001, operating income has increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.
     As of June 28, 2009, we had cash, cash equivalents and investments of $790.3 million, compared to $696.0 million as of December 28, 2008. Included in the investment balance as of June 28, 2009 were auction rate securities of $55.8 million issued primarily by municipalities and universities. At December 28, 2008, the fair value of the Company’s auction rate securities was $47.2 million. During the six months ended June 28, 2009, the Company recorded a gain of $2.6 million, resulting in an increase to the fair value of the Company’s auction rate securities to $49.7 million at June 28, 2009. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time we anticipate it will take the securities to become liquid. Additionally, we classified these securities as long-term investments as of June 28, 2009, as we believe we may not be able to liquidate our investments within the next year.
     In November 2008, we signed a settlement agreement allowing us to sell our auction rate securities at par value to UBS at our discretion during the period of June 30, 2010 through July 2, 2012. To account for this settlement, we recorded a put option at fair value, which approximates the difference between the par value and fair value of the auction rate securities. Gains and losses associated with the put option are recognized in earnings approximately equal to changes in the fair value of the auction rate securities at each balance sheet date. As of June 28, 2009, the fair value of the put option totaled $6.1 million.
     The primary inflow of cash during the six months ended June 28, 2009 was approximately $266.2 million from the sale and maturity of our investments in available-for-sale securities, $90.1 million from operating activities and approximately $24.1 million from the exercise of our stock options. The primary cash outflows during the six months ended June 28, 2009 were attributable to the purchase of available-for-sale securities for approximately $334.8 million.
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
     Our outstanding senior convertible notes (the Notes) were convertible into cash and, if applicable, shares of our common stock for the period from April 1, 2008 through December 31, 2008 and became convertible again beginning April 1, 2009 and will continue to be convertible at least through, and including, September 30, 2009. On December 29, 2008, a Noteholder converted Notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the Noteholder the conversion value of the Notes in cash, up to the principal amount of the Notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the Notes was offset by the reacquisition of the shares under the convertible note hedge transactions (the Hedge) entered into in connection with the offering of the Notes. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the terms of the Notes.
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
     As a result of the factors listed above, we may require additional funding in the future. In the event additional funding needs arise, we may obtain cash through new debt or stock issuance, or a combination of sources.
Recent Accounting Pronouncements
     See Note 1 to the condensed consolidated financial statements for a description of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Except as set forth below, there have been no material changes from the reported market risks disclosed in that section of our Form 10-K.

Foreign Currency Exchange Risk
     Many of our reporting entities conduct a portion of their business in currencies other than the entity’s U.S. functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the entity’s functional currency. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro, Yen, British pound sterling, Australian dollar and Singapore dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We recognized a net currency exchange gain on business transactions, net of hedging transactions, of $2.0 million for the three months ended June 28, 2009 and a net currency exchange loss on business transactions, net of hedging transactions, of $1.2 million for the six months ended June 28, 2009, which are included in interest and other income (expense), net, in the Consolidated Statements of Operations.
     During the second quarter of 2009, we began using forward exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in currencies other than the entity’s functional currency. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one year or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting under SFAS 133, Accounting for Derivative Investments and Hedging Activities. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. At June 28, 2009, we had $0.1 million in foreign currency forward contracts outstanding to hedge foreign currency risk.

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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of June 28, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 28, 2009, our disclosure controls and procedures are effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the second quarter of 2009 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.
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
The timing and extent of funding provided by the American Recovery and Reinvestment Act of 2009 (the Recovery Act) could have a material negative impact on our results of operations.
     The Recovery Act was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10 billion in funding was provided to the National Institute of Health through September 2010 to support the advancement of scientific research. A portion of the stimulus funding may support the analysis of genetic variation and biological function and have a significant positive impact on our business. In the short-term, however, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. Additionally, if our customers are unable to obtain stimulus money they may reduce their research and development budgets resulting in a decrease in demand for our products. A decline in demand will reduce our revenues and harm our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None during the second quarter of fiscal 2009.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     Our 2008 Annual Meeting of Stockholders was held on May 8, 2009. Directors A. Blaine Bowman, Karin Eastham, Jay T. Flatley and William H. Rastetter were reelected to serve as directors, with terms expiring at our 2012 Annual Meeting of Stockholders. Our stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for 2009.
     Our stockholders voted as follows on the proposals below:
1. Proposal to elect directors:

	For	Against	Abstain
A. Blaine Bowman	113,822,589	707,746	58,594
Karin Eastham	109,150,456	5,373,916	64,556
Jay T. Flatley	113,907,247	648,487	33,195
William H. Rastetter	108,693,199	5,848,506	47,224
2.	The vote on ratification of the appointment of Ernst & Young LLP as our independent auditors for 2009 was as follows:

For	113,304,275
Against	1,243,295
Abstain	41,546
Non Votes	—

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit
Number	Description of Document
3.2(1)	Amended and Restated Bylaws.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 of Illumina, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2009 (File No. 000-30361).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (Registrant)
Date: July 28, 2009	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer