Form 10-Q
period 2009-09-27
ILLUMINA INC
filed 2009-11-05
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 27, 2009

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
As of October 15, 2009, there were 125,092,566 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 27,	December 28,
	2009	2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,528	$327,024
Short-term investments	521,402	313,051
Accounts receivable, net	162,905	133,266
Inventory, net	80,849	73,431
Deferred tax assets, current portion	11,391	8,635
Prepaid expenses and other current assets	16,281	14,154

Total current assets	1,031,356	869,561
Property and equipment, net	116,701	89,436
Long-term investments	55,450	55,900
Goodwill	228,734	228,734
Intangible assets, net	43,087	47,755
Deferred tax assets, long-term portion	42,357	30,960
Other assets	24,031	4,825

Total assets	$1,541,716	$1,327,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,751	$29,204
Accrued liabilities	86,183	80,355
Long-term debt, current portion	284,708	276,889

Total current liabilities	412,642	386,448
Other long-term liabilities	21,663	18,946
Commitments and contingencies
Conversion option subject to cash settlement	105,291	123,110
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,430	1,389
Additional paid-in capital	1,611,792	1,469,770
Accumulated other comprehensive income	3,237	2,422
Accumulated deficit	(291,932)	(352,507)
Treasury stock, at cost	(322,407)	(322,407)

Total stockholders’ equity	1,002,120	798,667

Total liabilities and stockholders’ equity	$1,541,716	$1,327,171

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27	September 28,	September 27	September 28,
	2009	2008 (1)	2009	2008 (1)
Revenue:
Product revenue	$150,306	$140,319	$459,708	$379,554
Service and other revenue	8,054	9,941	26,052	32,744

Total revenue	158,360	150,260	485,760	412,298

Costs and expenses:
Cost of product revenue (excluding impairment of manufacturing equipment and amortization of intangible assets)	45,858	51,088	142,377	140,761
Cost of service and other revenue	3,706	3,342	10,024	10,209
Research and development	34,406	27,567	100,248	71,625
Selling, general and administrative	42,096	39,365	126,866	108,808
Impairment of manufacturing equipment	—	—	—	4,069
Amortization of intangible assets	1,670	2,702	5,010	7,785
Acquired in-process research and development	1,325	24,660	1,325	24,660

Total costs and expenses	129,061	148,724	385,850	367,917

Income from operations	29,299	1,536	99,910	44,381
Interest and other income (expense), net	(1,836)	(2,150)	(8,073)	(6,674)

Income (loss) before income taxes	27,463	(614)	91,837	37,707
Provision for income taxes	10,386	9,464	31,261	24,383

Net income (loss)	$17,077	$(10,078)	$60,576	$13,324

Net income (loss) per basic share	$0.14	$(0.08)	$0.49	$0.12

Net income (loss) per diluted share	$0.12	$(0.08)	$0.44	$0.10

Shares used in calculating basic net income (loss) per share	124,557	119,733	123,274	114,991

Shares used in calculating diluted net income (loss) per share	139,874	119,733	137,438	134,375

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008 (1)
Cash flows from operating activities:
Net income	$60,576	$13,324
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	1,325	24,660
Amortization of intangible assets	5,010	7,785
Amortization of debt discount	14,792	14,030
Amortization of debt issuance costs	556	527
Gain on extinguishment of debt	(767)	—
Depreciation expense	18,259	12,206
Impairment of manufacturing equipment	—	4,069
Stock-based compensation expense	44,334	35,870
Incremental tax benefit related to stock options exercised	(39,077)	—
Deferred income taxes	25,959	20,078
Other non-cash adjustments	519	514
Changes in operating assets and liabilities:
Accounts receivable	(25,030)	(43,142)
Inventory	(6,455)	(18,297)
Prepaid expenses and other current assets	(3,455)	3,378
Other assets	(2,447)	(1,275)
Accounts payable	11,989	3,516
Accrued liabilities	2,136	6,355
Litigation settlements payable	—	(54,536)
Accrued income taxes	4,594	1,713
Other long-term liabilities	350	6,990

Net cash provided by operating activities	113,168	37,765

Cash flows from investing activities:
Cash paid in acquisition, including cash paid for transaction costs	(1,325)	(24,666)
Purchases of available-for-sale securities	(563,290)	(430,851)
Sales and maturities of available-for-sale securities	356,731	290,629
Investments in other entities	(17,950)	—
Purchases of property and equipment	(46,288)	(45,139)
Cash paid for intangible assets	—	(36,000)

Net cash used in investing activities	(272,122)	(246,027)

Cash flows from financing activities:
Payments on current portion of long-term debt	(10,000)	(15)
Proceeds from the exercise of warrants	7,576	2,991
Proceeds from secondary offering, net of issuance cost	—	342,637
Proceeds from issuance of common stock	35,634	41,473
Incremental tax benefit related to stock options exercised	39,077	—

Net cash provided by financing activities	72,287	387,086
Effect of foreign currency translation on cash and cash equivalents	(1,829)	1,454

Net (decrease) increase in cash and cash equivalents	(88,496)	180,278
Cash and cash equivalents at beginning of period	327,024	174,941

Cash and cash equivalents at end of period	$238,528	$355,219

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.
1. Summary of Significant Accounting Principles
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s 2008 audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission (SEC) on February 26, 2009. Subsequent events for these unaudited financial statements have been evaluated up to and including November 5, 2009, which is the date these financial statements were issued.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and nine months ended September 27, 2009 and September 28, 2008 were both 13 and 39 weeks, respectively.
Segment Information
     During the first quarter of 2008, the Company reorganized its operating structure into a newly created Life Sciences Business Unit, which includes all products and services related to the research market, namely the BeadArray, Veracode and Sequencing product lines. The Company also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the three and nine months ended September 27, 2009, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. Accordingly, the Company operated in one segment for the three and nine months ended September 27, 2009. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.
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
     The Company regularly enters into contracts where revenue is derived from multiple deliverables including any mix of products and/or services. These products and/or services are generally delivered within a short timeframe, approximately three to six months, of the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses the best estimate of the selling price for the deliverable.
     In order to establish VSOE of selling price, the Company must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12 month period. If the product or service has no history of sales, the Company relies upon prices set by the Company’s pricing committee adjusted for applicable discounts. The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.
Fair Value Measurements
     The Company determines the fair value of its assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:
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
     The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis as of September 27, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Debt securities in government sponsored entities	$290,656	$—	$—	$290,656
Corporate debt securities	211,493	—	—	211,493
Auction rate securities	—	—	55,450	55,450
U.S. Treasury securities	19,253	—	—	19,253

Total assets measured at fair value	$521,402	$—	$55,450	$576,852

Functional Currency
     Historically, the Company identified the local currency as the functional currency in each of its foreign subsidiaries, with all translation adjustments recorded as part of other comprehensive income. Beginning in the third quarter of 2008, the Company reorganized its international structure to execute a more efficient relationship between product development, product manufacturing and sales. This reorganization increased the foreign subsidiaries’ dependence on the U.S. entity for management decisions, financial support, production assets and inventory, thereby making the foreign subsidiaries a direct and integral component of the U.S. entity’s operations. As a result, the Company reassessed the primary economic environment of its foreign subsidiaries, resulting in a U.S. dollar functional currency determination. Beginning in the third quarter of 2008, the Company remeasures its foreign subsidiaries’ assets and liabilities and revenue and expense accounts related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in its condensed consolidated statements of operations within interest and other income (expense), net.
Derivatives
     The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the derivative are recognized in interest and other income (expense), net, in the condensed consolidated statements of operations for the current period, along with an offsetting gain or loss on the underlying assets or liabilities.
Stock-Based Compensation
     The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions, including volatility, expected life and risk-free interest rates. The Company determines volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009 (1)	September 28, 2008	September 27, 2009	September 28,2008
Interest rate — stock options	N/A	3.27 - 3.36%	1.69 - 1.97%	2.85 - 3.52%
Interest rate — stock purchases	0.28 - 0.48%	2.90 - 4.47%	0.28 - 2.90%	2.90 - 4.71%
Volatility — stock options	N/A	52-53%	55-58%	51-56%
Volatility — stock purchases	48-58%	56-58%	48-58%	56 - 69%
Expected life — stock options	N/A	6 years	5 years	6 years
Expected life — stock purchases	6 - 12 months	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	N/A	$22.60	$14.79	$18.75
Weighted average fair value per share of employee stock purchases	$9.22	$8.88	$9.14	$8.13

(1)	There were no assumptions or estimate of weighted-average fair value for stock options during the three months ended September 27, 2009 since there were no stock options granted during this period.
     The fair value of restricted stock units granted during the three and nine months ended September 27, 2009 and September 28, 2008 was based on the market price of our common stock on the date of grant.
     As of September 27, 2009, approximately $149.0 million of total unrecognized compensation cost related to stock options, restricted stock units and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 1.63 years.
     Total share-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Cost of product revenue	$1,144	$1,093	$3,617	$3,734
Cost of service and other revenue	112	109	397	288
Research and development	4,788	3,535	14,389	10,289
Selling, general and administrative	8,528	8,003	25,931	21,559

Share-based compensation expense before taxes	14,572	12,740	44,334	35,870
Related income tax benefits	(4,841)	(3,649)	(14,377)	(11,447)

Share-based compensation expense, net of taxes	$9,731	$9,091	$29,957	$24,423

Net share-based compensation expense per share of common stock:
Basic	$0.08	$0.08	$0.24	$0.21

Diluted	$0.07	$0.08	$0.22	$0.18

Net Income (Loss) per Share
     Basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares using the treasury stock method. Dilutive potential common shares consist of stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price of the Company’s common stock, restricted stock units with unrecognized compensation expense, convertible debt when the average market price of the Company’s common stock is above the conversion price of $21.83 and warrants with exercise prices that are less than the average market price of the Company’s common stock. Under the treasury stock method, the amount that must be paid to exercise stock options and warrants, the amount of compensation expense for future services that the Company has not yet recognized for stock options and restricted stock units and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of dilutive potential common shares is anti-dilutive and therefore excluded.

     The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Weighted-average shares outstanding	124,557	119,733	123,274	114,991
Effect of dilutive potential common shares:
Dilutive Convertible Senior Notes	7,035	—	6,531	7,942
Dilutive equity awards	4,468	—	4,432	5,675
Dilutive warrants sold in connection with the Convertible Senior Notes	2,329	—	1,625	3,375
Dilutive warrants assumed in the acquisition of Solexa	1,485	—	1,576	2,392

Weighted-average shares used in calculating diluted net income (loss) per share	139,874	119,733	137,438	134,375

Weighted average shares excluded from calculation due to anti-dilutive effect	1,788	807	2,231	606

Comprehensive Income (Loss)
     Total comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net income (loss)	$17,077	$(10,078)	$60,576	$13,324
Foreign currency translation adjustments	—	—	—	155
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	399	(1,078)	814	(3,320)

Total comprehensive income (loss)	$17,476	$(11,156)	$61,390	$10,159

Recent Accounting Pronouncements
Adopted Accounting Pronouncements
     Convertible Debt Instruments
     In May 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The Company adopted the guidance effective December 29, 2008, impacting the accounting for the Company’s convertible senior notes by requiring the Company to account separately for the liability and equity components of the convertible debt. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method. Upon application of this guidance, the only change to diluted earnings per share resulted from the effects of increased interest expense and the associated tax effects. The guidance requires retrospective application to the terms of instruments as they existed for all periods presented. See Note 6 for information on the impact of our adoption of the guidance and the assumptions we used to estimate the fair value of the liability component.
     Derivatives
     In June 2008, the FASB ratified authoritative guidance addressing the accounting for certain instruments (or embedded features) determined to be indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company adopted this guidance effective December 29, 2008, requiring the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. However, the adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

     Fair Value of Financial Instruments
     In April 2009, the FASB issued additional authoritative guidance on the fair value of financial instruments, which provides:
•	further provisions on estimating fair value when the markets become inactive and quoted prices reflect distressed transactions;

•	extended disclosure requirements for interim financial statements regarding the fair value of financial instruments; and

•	new criteria for recording impairment charges on investments in debt instruments.
     The Company adopted the guidance on a prospective basis in the interim period ended June 28, 2009 without material impact on the Company’s condensed consolidated financial statements. Refer to Note 3 for the additional interim disclosure requirements for the fair value of financial instruments.
     Accounting for Subsequent Events
     In May 2009, the FASB issued authoritative guidance related to general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance in the interim period ended June 28, 2009 without material impact on the Company’s condensed consolidated financial statements. Refer to Note 1 for the additional disclosure requirements for accounting for subsequent events.
     FASB Codification
     In June 2009, the FASB issued authoritative guidance for the FASB Codification to become the source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. The Company adopted this guidance in the interim period ended September 27, 2009 without material impact on the Company’s condensed consolidated financial statements.
     Revenue Recognition
     In September 2009, the FASB ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. The guidance affects the determination of separate units of accounting in arrangements with multiple deliverables and the allocation of transaction consideration to each of the identified units of accounting. Previously, a delivered item was considered a separate unit of accounting when it had value to the customer on a stand-alone basis and there was objective and reliable evidence of the fair value of the undelivered items. The new guidance eliminates the requirement for objective and reliable evidence of fair value to exist for the undelivered items in order for a delivered item to be treated as a separate unit of accounting. The guidance also requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative-selling-price method and eliminates the use of the residual method of allocation. Under the relative-selling-price method, the selling price for each deliverable is determined using VSOE of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, the guidance requires an entity to determine the best estimate of the selling price.
     The Company adopted the guidance on a prospective basis in the interim period ended September 27, 2009. Prospective application required the Company to apply the guidance to all revenue arrangements entered into or materially modified since the beginning of the Company’s current fiscal year. This prospective application did not have a material impact on the Company’s condensed consolidated financial statements for the interim periods ended March 29, 2009 and June 28, 2009. During the three months ended September 27, 2009, the Company recorded additional revenue of $2.6 million, which would have been deferred under previous accounting guidance. In future interim and fiscal year periods, the adoption of this guidance may have a material impact on the Company’s financial results to the extent the Company enters into arrangements with multiple deliverables and does not have VSOE or third party evidence of selling price for material undelivered elements. Refer to the Summary of Significant Accounting Principles in Note 1 for further information on the Company’s revenue recognition policies.

     In September 2009, the FASB also ratified authoritative accounting guidance requiring the sales of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality to be excluded from the scope of the software revenue guidance. The Company adopted the guidance on a prospective basis during the three months ended September 27, 2009 effective for all periods in 2009. Prior to the adoption of this guidance, the Company assessed all software items included in the Company’s product offerings to be incidental to the product itself and, therefore, excluded all sales from the scope of the related software revenue guidance. As a result, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
New Accounting Pronouncements
     Variable Interest Entities
     In June 2009, the FASB issued authoritative guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires a quarterly reassessment of the treatment of such entities. The guidance also requires additional disclosures about an enterprise’s involvement in a variable interest entity. The Company will adopt this guidance in the first interim period of fiscal 2010 and is currently evaluating the impact of the pending adoption on the consolidated financial statements.
     Fair Value of Liabilities
     In August 2009, the FASB issued authoritative guidance related to measuring liabilities at fair value when a quoted price in an active market is not available. This guidance is effective for reporting periods beginning after August 28, 2009. The Company will adopt this guidance in the interim period ending January 3, 2010 and is currently evaluating the impact of the pending adoption on the consolidated financial statements.
2. Avantome, Inc.
     On August 1, 2008, the Company completed its acquisition of Avantome, Inc., a privately held Delaware corporation. As consideration for the acquisition, the Company paid $25.8 million in cash, including transaction costs, at the time of acquisition. In exchange, the Company assumed $1.1 million in net assets and recorded a charge of $24.7 million for purchased in-process research and development (IPR&D) during the third quarter of 2008, primarily associated with the development of Avantome’s low-cost, long read-length sequencing technology. The amount allocated to IPR&D was expensed upon acquisition as it was determined that the underlying project had not reached technological feasibility and had no alternative future use.
     As part of the acquisition agreement, Illumina agreed to pay Avantome’s former shareholders up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. Approximately $11.0 million of the contingent consideration is being recorded as compensation expense using the straight-line method over a three-year period from the date of acquisition as this consideration is due to the former primary shareholders of Avantome contingent upon their continuing employment with the Company for three years. The remaining contingent consideration of $24.0 million is being recorded as additional purchase price payable if and when certain milestones are achieved or the amount is determinable beyond a reasonable doubt.
     During the third quarter of 2009, the first milestone was achieved and the Company paid Avantome’s former shareholders $5.0 million. Of the total payment amount, the Company had already accrued for $2.8 million in previous quarters as compensation. During the third quarter, the Company recorded $1.3 million as IPR&D and $0.9 million as compensation.
     The results of Avantome’s operations have been included in the Company’s consolidated financial statements since the acquisition date of August 1, 2008. Pro forma results of operations have not been presented because the effects of the acquisition were not material.

3. Balance Sheet Account Details
     The following is a summary of short-term investments (in thousands):

		September 27, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities in government sponsored entities	$289,713	$991	$(48)	$290,656
Corporate debt securities	209,473	2,106	(86)	211,493
U.S. Treasury securities	19,089	164	—	19,253

Total	$518,275	$3,261	$(134)	$521,402

		December 28, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities in government sponsored entities	$218,964	$1,544	$—	$220,508
Corporate debt securities	92,301	547	(305)	92,543

Total	$311,265	$2,091	$(305)	$313,051

     As of September 27, 2009, all of the Company’s short-term investments in a gross unrealized loss position had been in such position for less than twelve months. All impairments are not considered other than temporary as it is likely the Company will not have to sell any securities before the recovery of their cost basis and it is not the Company’s intent to do so. The following table shows the fair values and the gross unrealized losses of the Company’s investments in individual securities that were in an unrealized loss position at September 27, 2009 and December 28, 2008 aggregated by investment category (in thousands):

	September 27, 2009		December 28, 2008
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Government sponsored entities	$172,031	$(685)	$8,241	$(63)
Corporate debt securities	58,217	(318)	32,294	(412)

Total	$230,248	$(1,003)	$40,535	$(475)

     Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in the consolidated statements of operations. Realized gains on sales of available-for-sale securities for the three and nine months ended September 27, 2009 and September 28, 2008 were immaterial.
     Contractual maturities of short-term investments at September 27, 2009 were as follows (in thousands):

Estimated
Fair Value
Due within one year	$140,272
After one but within five years	381,130

Total	$521,402

     Inventory, net, consists of the following (in thousands):

	September 27,	December 28,
	2009	2008
Raw materials	$37,195	$32,501
Work in process	37,065	34,063
Finished goods	6,589	6,867

Total inventory, net	$80,849	$73,431

     Accrued liabilities consist of the following (in thousands):

	September 27,	December 28,
	2009	2008
Compensation	$26,051	$30,330
Short-term deferred revenue	24,795	15,862
Taxes	11,504	9,456
Reserve for product warranties	10,197	8,203
Customer deposits	6,683	6,583
Legal and other professional fees	1,817	2,695
Accrued royalties	1,567	1,708
Other	3,569	5,518

Total accrued liabilities	$86,183	$80,355

4. Long-term Investments
     The Company has $55.5 million (at cost) in auction rate securities issued primarily by municipalities and universities. The auction rate securities are held in a brokerage account with UBS Financial Services, Inc., a subsidiary of UBS AG (UBS). These securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions.
     The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling their auction rate securities. As of September 27, 2009, the securities continued to fail auction and remained illiquid. The Company established fair value of the securities as $49.2 million at September 27, 2009 and $47.2 million at December 28, 2008. The auction rate securities are reflected in long term investments in the condensed consolidated balance sheets. The Company recognized an immaterial loss on the securities for the three months ended September 27, 2009 and a gain of $2.4 million for the nine months ended September 27, 2009. Gains and losses associated with the Company’s auction rate securities are classified as interest and other income (expense), net in the condensed consolidated statements of operations for the three and nine months ended September 27, 2009.
     In determining the fair value of the Company’s auction rate securities, the Company considered trades in the secondary market. However, due to the auction failures of the auction rate securities in the marketplace and the lack of trading in the secondary market of these instruments, there was insufficient observable auction rate security market information available to directly determine the fair value of the Company’s investments. As a result, the value of these auction rate securities and resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected 17 year period, which is reflective of the weighted average life of the student loans in the underlying trust. In preparing this model, the Company used historical data of the rates upon which a majority of the auction rate securities’ contractual rates were based, such as the LIBOR and average trailing twelve-month 90-day treasury interest rate spreads, to estimate future interest rates. The Company also considered the discount factors, taking into account the credit ratings of the auction rate securities, using a range of discount rates from 5.3% to 6.6%. The Company obtained information from multiple sources, including UBS, to determine a reasonable range of assumptions to use in valuing the auction rate securities. The Company’s model was corroborated by a separate comparable cash flow analysis prepared by UBS. To understand the sensitivity of the Company’s valuation, the liquidity factor and estimated remaining life was varied. Variations in those results were evaluated and it was determined the factors and valuation method chosen were reasonable and representative of the Company’s auction rate security portfolio.
     As a result of the auction rate failures, various regulatory agencies initiated investigations into the sales and marketing practices of several banks and broker-dealers, including UBS, which sold auction rate securities, alleging violations of federal and state laws. Along with several other broker-dealers, UBS subsequently reached a settlement with the federal and state regulators that required them to repurchase auction rate securities from certain investors at par at some future date. In November 2008, the Company signed a settlement agreement granting the Company an option to sell its auction rate securities at par value to UBS during the period of June 30, 2010 through July 2, 2012 (the Settlement). In accepting the Settlement, the Company released UBS from any claims relating to the marketing and sale of auction rate securities. Although the Company expects to sell its auction rate securities under the Settlement, if the Settlement is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s auction rate securities. In lieu of the acceptance of the Settlement, the auction rate securities will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the auction rate securities if the auction process fails. In addition to offering to repurchase the Company’s auction rate securities, as part of the Settlement, UBS has agreed to provide the Company with a “no net cost” loan up to 75% of the par value of the auction rate securities until June 30, 2010. Per the terms of the Settlement, the interest rate on the loan will approximate the weighted average interest or dividend rate payable to the Company by the issuer of any auction rate securities pledged as collateral.
     UBS’s obligations under the Settlement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Settlement. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Settlement.

     To account for the Settlement, the Company recorded a separate freestanding asset (put option) of $8.7 million and recognized a corresponding gain in earnings during the fourth quarter of 2008. During the nine months ended September 27, 2009, the Company recorded a loss of $2.4 million, resulting in a decrease to the fair value of the Company’s put option to $6.3 million at September 27, 2009. The fair value of the put option is included in long-term investments on the condensed consolidated balance sheets as of December 28, 2008 and September 27, 2009, with the corresponding loss classified as interest and other income (expense), net in the condensed consolidated statements of operations for the three and nine months ended September 27, 2009. Since the put option does not meet the definition of a derivative instrument, the Company elected to measure it at fair value in accordance with authoritative guidance related to the fair value option for financial assets and financial liabilities. The Company valued the put option using a discounted cash flow approach including estimates of interest rates, timing and amount of cash flow, with consideration given to UBS’s financial ability to repurchase the auction rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.
     As evidenced by signing the settlement agreement, the Company no longer intends to hold the auction rate securities until recovery as management now intends to exercise the Company’s put option during the period June 30, 2010 to July 3, 2012. As a result, the Company classifies the auction rate securities as trading securities. The Company will continue to recognize gains and losses in earnings approximating the changes in the fair value of the auction rate securities at each balance sheet date. These gains and losses are expected to be approximately offset by changes in the fair value of the put option.
     The fair value of the auction rate securities and the put option total $55.5 million and $55.9 million at September 27, 2009 and December 28, 2008, respectively, and are recorded as long-term investments in the condensed consolidated balance sheets.
5. Warranties
     The Company generally provides a one-year warranty on genotyping, gene expression and sequencing systems. Additionally, the Company provides a warranty on its consumable sales through the expiry date, which generally ranges from six to twelve months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts for systems are recorded as a cost of service and other revenue ratably over the term of the maintenance contract.
     Changes in the Company’s warranty liability during the specified reporting period are as follows (in thousands):

Balance at December 28, 2008	$8,203
Additions charged to cost of revenue	9,706
Repairs and replacements	(7,712)

Balance at September 27, 2009	$10,197

6. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made interest payments of $1.2 million on February 15, 2009 and August 15, 2009. The notes mature on February 15, 2014.
     The notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. The requirements of the second condition above were satisfied during the first, second and third quarters of 2009. Accordingly, the notes are convertible during the period from, and including, April 1, 2009 through, and including, December 31, 2009. Additionally, these same requirements were satisfied during the third quarter of 2008, and, as a result, the notes were convertible during the period from, and including, October 1, 2008 through, and including, December 31, 2008. On December 29, 2008, a noteholder converted notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the noteholder the conversion value of the notes in cash, up to the principal amount of the notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the notes was offset by the reacquisition of the shares under the convertible note hedge transactions entered into in connection with the offering of the notes.
     The hedge transaction entered with the initial purchasers and/or their affiliates (the hedge counterparties) entitles the Company to purchase up to 18,322,320 shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. In addition, the Company sold to these hedge counterparties warrants exercisable, on a cashless basis, for up to 18,322,320 shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The cost of the hedge transaction that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million and was reflected as a reduction of additional paid-in capital. The hedge transaction is expected to reduce the potential equity dilution upon conversion of the notes to the extent the Company exercises the hedge to purchase shares from the hedge counterparties to deliver to converting noteholders. However, the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrants.
Impact of the Adoption of Authoritative Guidance Related to Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion
     See Note 1 for a description of the Company’s adoption of authoritative guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion. The following table summarizes the effects of this new guidance on the Company’s condensed consolidated balance sheets as of September 27, 2009 and its condensed consolidated statements of operations for the three and nine months ended September 27, 2009 (in thousands except per share data).

September 27, 2009
Adjustments
Assets:
Prepaid expenses and other current assets	$(2,214)
Deferred tax assets, long-term portion	(40,470)
Total assets	(42,684)
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	(105,291)
Conversion option subject to cash settlement	105,291
Stockholder’s equity	(42,684)
Total liabilities and stockholders’ equity	(42,684)

	Three Months Ended	Nine Months Ended
	September 27, 2009	September 27, 2009
	Adjustments	Adjustments
Income from operations	$—	$—
Interest and other income (expense), net	(4,849)*	(13,558)*
Provision for income taxes	(2,006)	(5,356)
Net income	(2,843)	(8,202)
Net income per basic share	(0.02)	(0.07)
Net income per diluted share	(0.02)	(0.06)

*	These adjustments include only non-cash interest expense. Cash interest expense for the three and nine months ended September 27, 2009 totaled $0.6 million and $1.8 million, respectively.

     In addition, we have included below reconciliations (in thousands, except per share data) between amounts reported in previous filings as of December 28, 2008 and for the three and nine months ended September 28, 2008 to the amounts reported in the current filing for these same periods to reflect retroactive adjustments.

	December 28, 2008
	Pre adoption	Adjustments	Post adoption
Assets:
Prepaid expenses and other current assets	$9,530	$4,624	$14,154
Deferred tax assets, long-term portion	78,321	(47,361)	30,960
Other assets	12,017	(7,192)	4,825
Total assets	1,377,100	(49,929)	1,327,171
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	399,999	(123,110)	276,889
Conversion option subject to cash settlement	—	123,110	123,110
Stockholder’s equity	848,596	(49,929)	798,667
Total liabilities and stockholders’ equity	1,377,100	(49,929)	1,327,171

	Three Months Ended			Nine Months Ended
	September 28, 2008			September 28, 2008
	Pre adoption	Adjustments	Post adoption	Pre adoption	Adjustments	Post adoption
Income from operations	$1,536	$—	$1,536	$44,381	$—	$44,381
Interest and other income (expense), net	2,446	(4,596)*	(2,150)	6,856	(13,530)*	(6,674)
Provision for income taxes	11,270	(1,806)	9,464	29,699	(5,316)	24,383
Net income	(7,288)	(2,790)	(10,078)	21,538	(8,214)	13,324
Net income per basic share	(0.06)	(0.02)	(0.08)	0.19	(0.07)	0.12
Net income per diluted share	(0.06)	(0.02)	(0.08)	0.16	(0.06)	0.10

*	These adjustments include only non-cash interest expense. Cash interest expense for the three and nine months ended September 28, 2008 totaled $0.6 million and $1.8 million, respectively.
     The new guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. As the Company was unable to find any other comparable companies in industry and size with outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds represent a similar liability to the convertible senior notes without the conversion option. To measure the fair value of the similar liability at February 16, 2007, the Company estimated an interest rate using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities, all of which are defined as Level 2 Observable Inputs. The estimated interest rate of 8.27% was applied to the convertible senior notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and this estimated fair value of the liability component is recorded as an equity component. We classified a portion of the equity component as temporary equity measured as the excess of a) the amount of cash that would be required to be paid upon conversion over b) the current carrying amount of the liability-classified component. This amount is reflected within conversion option subject to cash settlement in the condensed consolidated balance sheets.
     As of December 28, 2008, the principal amount of the convertible senior notes was $400.0 million and the unamortized discount was $123.1 million resulting in a net carrying amount of the liability component of $276.9 million. As of September 27, 2009, the principal amount of the liability component was $390.0 million due to the conversion of $10.0 million of the notes during the first quarter of 2009. Upon conversion, the Company recorded a gain of $0.8 million in the first quarter of 2009, calculated as the difference between the carrying amount of the converted notes and their estimated fair value as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the Company calculated an interest rate of 11.3% using Level 2 Observable Inputs. This rate was applied to the converted notes and coupon interest rate using the same present value technique used in the issuance date valuation. The unamortized discount on the remaining convertible senior notes as of September 27, 2009 was $105.3 million, resulting in a net carrying amount of $284.7 million. The remaining period over which the discount on the liability component will be amortized is 4.38 years.
7. Stockholders’ Equity

     Stock Options
     The Company’s stock option activity under all stock option plans during the nine months ended September 27, 2009 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 28, 2008	18,134,204	$16.26
Granted	1,560,024	$28.86
Exercised	(2,570,041)	$10.72
Cancelled	(607,988)	$14.50

Outstanding at September 27, 2009	16,516,199	$18.38

     The following is a further breakdown of the options outstanding as of September 27, 2009:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Exercise
	Options	Life	Average	Options	Price of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable
$0.20-4.26	2,135,686	4.27	$3.35	1,728,630	$3.14
$4.30-6.85	1,722,418	5.23	$5.42	1,386,800	$5.30
$6.87-12.78	1,652,098	6.11	$10.41	1,080,181	$10.33
$12.79-17.00	1,676,026	7.09	$15.04	769,254	$14.75
$17.04-19.61	1,620,745	7.18	$18.57	792,486	$18.46
$19.71-20.04	1,899,374	7.34	$20.03	896,666	$20.04
$20.12-27.97	1,702,364	8.38	$24.33	369,001	$23.87
$28.03-32.49	2,219,207	8.72	$29.96	571,443	$30.59
$32.58-42.02	1,658,281	8.57	$35.17	578,124	$35.67
$44.38	230,000	8.85	$44.38	62,291	$44.38

$0.20-44.38	16,516,199	7.00	$18.38	8,234,876	$14.28

     The weighted average remaining life of options exercisable is 6.22 years as of September 27, 2009.
     The aggregate intrinsic value of options outstanding and options exercisable as of September 27, 2009 was $369.1 million and $217.5 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $40.66 as of September 27, 2009, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $63.6 million and $39.8 million for the nine months ended September 27, 2009 and September 28, 2008, respectively.
     Employee Stock Purchase Plan
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 359,713 were issued under the ESPP during the nine months ended September 27, 2009. As of September 27, 2009, there were 13,434,449 shares available for issuance under the ESPP.
     Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 27, 2009 is as follows:

Restricted Stock Units (1)
Outstanding at December 28, 2008	1,579,276
Awarded	617,265
Vested	(106,125)
Cancelled	(96,347)

Outstanding at September 27, 2009	1,994,069

(1)	Each stock unit represents the fair market value of one share of common stock.

     The weighted average grant-date fair value per share for the restricted stock units was $32.27 for the nine months ended September 27, 2009.
     Based on the closing price of the Company’s common stock of $40.66 on September 25, 2009, the total intrinsic value of all outstanding restricted stock units on that date was $81.1 million.
     Warrants
     In conjunction with its acquisition of Solexa, the Company assumed 4,489,686 warrants issued by Solexa prior to the acquisition. During the nine months ended September 27, 2009, there were 954,376 warrants exercised, resulting in cash proceeds to the Company of approximately $7.6 million.
     A summary of all warrants outstanding as of September 27, 2009 is as follows:

Number of Shares		Exercise Price	Expiration Date
16,380		$7.27	4/25/2010
307,132		$7.27	7/12/2010
732,230		$10.91	11/23/2010
1,027,412		$10.91	1/19/2011
18,322,320	(1)	$31.44	2/15/2014

20,405,474

(1)	Represents warrants sold in connection with the offering of the Company’s convertible senior notes (see Note 6).
8. Legal Proceedings
     From time to time, we are party to litigation and other legal proceedings in the ordinary course, and incidental to the conduct, of our business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our financial position or results of operations.
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
     The discussion and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations, intentions and adequacy of resources. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Examples of forward-looking statements include, among others, statements regarding the integration of our acquired technologies with our existing technology, the commercial launch of new products, the entry into new business segments or markets, and the duration which our existing cash and other resources is expected to fund our operating activities.
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements are (i) our ability to develop and commercialize further our BeadArray™, VeraCode®, and Solexa® technologies and to deploy new sequencing, gene expression, and genotyping products and applications for our technology platforms, (ii) our ability to manufacture robust instrumentation and reagents technology, and (iii) reductions in the funding levels to our primary customers, including as the result of timing and amount of funding provided by the American Recovery and Reinvestment Act of 2009, together with other factors detailed in our filings with the Securities and Exchange Commission including our recent filings on Forms 10-K and 10-Q or in information disclosed in public conference calls, the date and time of which are released beforehand. We disclaim any obligation to and do not intend to update these forward-looking statements, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of the current financial quarter. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.
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
     We sell the Genome Analyzer and related reagents into the sequencing market. This instrument uses reagents based on our proprietary sequencing-by-synthesis (SBS) biochemistry. The system has several advantages over prior sequencing technologies. In particular, the system is capable of generating several billion bases of DNA sequence from a single run with a single sample preparation. This dramatically reduces the cost of sequencing relative to conventional technologies, making sequencing practical at a genome-wide scale.
     Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform millions of assays simultaneously, enabling large-scale analysis of genetic variation and biological function in a unique high-throughput, cost effective, and flexible manner. We sell two primary families of products based on this technology, the GoldenGate genotyping products and the Infinium product family. Both products can be read on our proprietary scanner, the iScan system. These products are used primarily in the genotyping market and have several advantages over competitors, including more flexible content and an easier workflow due to the multi-sample characteristics of the products.
Critical Accounting Policies and Estimates
     Except as set forth below, there were no material changes to our critical accounting policies and estimates during the nine months ended September 27, 2009. For further information on our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, which we filed with the SEC on February 26, 2009.
Convertible Senior Notes
     During the first quarter of 2009, we adopted new authoritative guidance that significantly impacts the accounting for our convertible senior notes by requiring us to account separately for the liability and equity components of the notes. The liability component is measured so the effective interest expense associated with the notes reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the notes and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the notes.
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
Revenue Recognition

     During the third quarter of 2009, we adopted new authoritative accounting guidance related to revenue recognition for arrangements with multiple deliverables. The guidance affects the determination of separate units of accounting in arrangements with multiple deliverables and the allocation of transaction consideration to each of the identified units of accounting. Previously, a delivered item was considered a separate unit of accounting when it had value to the customer on a stand-alone basis and there was objective and reliable evidence of the fair value of the undelivered items. The new guidance eliminates the requirement for objective and reliable evidence of fair value to exist for the undelivered items in order for a delivered item to be treated as a separate unit of accounting. The guidance also requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative-selling-price method and eliminates the use of the residual method of allocation. Under the relative-selling-price method, the selling price for each deliverable is determined using VSOE of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, the guidance requires an entity to determine the best estimate of the selling price.
Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue:
Product revenue	95%	93%	95%	92%
Service and other revenue	5	7	5	8

Total revenue	100	100	100	100

Costs and expenses:
Cost of product revenue (excluding impairment of manufacturing equipment and amortization of intangible assets)	29	34	29	34
Cost of service and other revenue	2	2	2	3
Research and development	22	18	21	17
Selling, general and administrative	27	26	26	26
Impairment of manufacturing equipment	—	—	—	1
Amortization of intangible assets	1	2	1	2
Acquired in-process research and development	1	17	—	6

Total costs and expenses	82	99	79	89

Income from operations	18	1	21	11
Interest and other income (expense), net	(1)	(1)	(2)	(2)

Income (loss) before income taxes	17	—	19	9
Provision for income taxes	7	6	6	6

Net income (loss)	10%	(6%)	13%	3

     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three and nine months ended September 27, 2009 and September 28, 2008 were both 13 and 39 weeks, respectively.
Three months Ended September 27, 2009 and September 28, 2008
Revenue

	Three Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Product revenue	$150,306	$140,319	7%
Service and other revenue	8,054	9,941	(19)

Total revenue	$158,360	$150,260	5%

     Total revenue increased $8.1 million mainly due to growth in our product revenue, which was led by significant growth in the sale of sequencing products. Product revenue consists primarily of revenue from the sale of consumables and instruments.
     Revenue from the sale of consumables decreased $3.3 million, or 4%, to $87.0 million for the three months ended September 27, 2009 compared to $90.2 million for the three months ended September 28, 2008. Revenue from microarray consumables, which constitutes more than half of our consumable revenue, declined $20.1 million primarily due to customers delaying the start of new Genome Wide Association Studies in anticipation of new and rare variant content, order delays directly related to stimulus funding under the American Recovery & Reinvestment Act and the impact of reduced foundation funding at a few key customers. Additionally, during the third quarter of 2009 compared to the third quarter of 2008, sales volume for our Infinium BeadChip product lines, which constitute a majority of our microarray consumable sales, was relatively flat on a sample basis. The average selling price per sample, however, declined primarily due to a change in product mix.
     Revenue from sequencing consumables increased $16.8 million primarily due to growth in the installed base of our Genome Analyzer and the progression of customer labs ramping to production scale. We believe our sequencing consumable revenue was negatively impacted by a quality issue affecting our paired-end cluster kits that arose late in the third quarter of 2009. However, we are unable to precisely quantify the magnitude of this impact. In September 2009, some of our larger sequencing customers began experiencing higher than average error rates on the second read of their paired-end analysis. As a result, we believe some of these customers deferred purchases of paired-end cluster kits during the last weeks of the quarter. On September 28, 2009, we elected to hold all shipments of paired-end cluster kits while we worked to manufacture and test the kits with new lots of raw materials. Although it appears that contaminated third-party components may have been the cause of the failures, we have not definitively identified the root cause. However, we have enhanced our quality control and handling procedures to improve the integrity of our manufacturing process. We are now shipping paired-end sequencing kits manufactured using new lots of raw materials and we expect to clear the shipping backlog in early November. The shipping hold on all paired-end kits will have a negative impact on our revenue for the fourth quarter of 2009.
     Revenue from the sale of instruments increased $13.9 million, or 30%, to $60.7 million for the three months ended September 27, 2009 compared to $46.8 million for the three months ended September 28, 2008. The year over year increase in instrument revenue was primarily due to an increase in sales volume for our Genome Analyzer systems, which was partially offset by a decrease in average selling prices. The decrease in average selling prices was attributable to an increase in multi-system deals during the third quarter of 2009 where we typically provide a larger discount as well as increased sales of our refurbished systems.
Cost of Product and Service and Other Revenue

	Three Months Ended _
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Cost of product revenue	$45,858	$51,088	(10%)
Cost of service and other revenue	3,706	3,342	11

Total cost of revenue	$49,564	$54,430	(9%)

     Total cost of revenue, which excludes the impairment of manufacturing equipment and the amortization of intangible assets, decreased $4.9 million despite higher sales, primarily due to a decrease in manufacturing costs and improved efficiencies.
     Cost of product revenue as a percentage of related revenue was 31% for the three months ended September 27, 2009 compared to 36% for the three months ended September 28, 2008. The decrease was primarily due to the reformulation of our sequencing kits launched at the end of the third quarter of 2008, our new Real-Time Analysis software package launched in the second quarter of 2009 that allowed us to reduce the hardware cost of the Genome Analyzer, and manufacturing and supply-chain efficiencies related to our sequencing products that resulted in lower material costs and favorable overhead absorption.

Operating Expenses

	Three Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Research and development	$34,406	$27,567	25%
Selling, general and administrative	42,096	39,365	7

Total operating expenses	$76,502	$66,932	14%

     Research and development expenses increased $6.8 million driven primarily by a $5.3 million increase in personnel-related expenses associated with the growth of our business, including salaries, non-cash stock-based compensation and benefits, and an increase in outside services of $1.1 million primarily related to consulting fees.
     Selling, general and administrative expenses increased $2.7 million driven primarily by an increase of $3.5 million in personnel-related expenses associated with the growth of our business, including salaries, non-cash stock-based compensation and benefits offset by a decrease of $0.8 million in outside services and other non-personnel expenses primarily due to a decrease in legal and consulting fees.
Interest and Other Income (Expense), Net

	Three Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Interest and other income (expense), net	$(1,836)	$(2,150)	(15%)
     Interest and other expense decreased $0.3 million primarily due to an increase of $1.9 million in net foreign currency transaction gains due to fluctuations in foreign currency exchange rates partially offset by losses of $0.5 million derived from our derivative foreign exchange contracts, a decrease of 0.7 in interest income and an increase of $0.4 million in interest expense.
Provision for Income Taxes

	Three Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Provision for income taxes	$10,386	$9,464	10%
     The provision for income taxes consists of federal, state and foreign income tax expenses. The increase in the provision for income taxes was primarily driven by the increase in income before income taxes, partially offset by a change in the proportion of income earned in lower tax jurisdictions.
     As of December 28, 2008, we had net operating loss carryforwards for federal and state tax purposes of approximately $61.6 million and $133.6 million, respectively, which begin to expire in 2025 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $13.0 million and $14.1 million, respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of September 27, 2009.
     Based upon the available evidence as of September 27, 2009, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.8 million and $10.8 million against certain U.S. and foreign deferred tax assets, respectively.
     As of September 27, 2009, no material changes have been made to our uncertain tax positions.
Nine months Ended September 27, 2009 and September 28, 2008
Revenue

	Nine Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Product revenue	$459,708	$379,554	21%
Service and other revenue	26,052	32,744	(20)

Total revenue	$485,760	$412,298	18%

     Total revenue increased by $73.5 million mainly due to growth in our product revenue, which was led by significant growth in the sale of sequencing products. Product revenue primarily consists of revenue from the sale of consumables and instruments.
     Revenue from the sale of consumables increased $51.5 million, or 22%, to $286.6 million for the nine months ended September 27, 2009 compared to $235.1 million for the nine months ended September 28, 2008. The increase was due to higher sequencing consumable sales of $52.6 million partially offset by a decrease of $1.1 million in microarray consumable sales. Growth in our sequencing consumables was primarily driven by growth in the installed base of our Genome Analyzer and the progression of customer labs ramping to production scale. During the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008, sales volume for our Infinium BeadChip product lines, which constitute a majority of our microarray consumable sales, was relatively flat on a per sample basis. The average selling price per sample, however, declined primarily due to a change in product mix.
     Revenue from the sale of instruments increased $30.5 million, or 23%, to $165.0 million for the nine months ended September 27, 2009 compared to $134.5 million for the nine months ended September 28, 2008. The year over year increase was primarily driven by the strong demand for our Genome Analyzer systems. Both units sold and average selling prices were higher during the first nine months of 2009 compared to the same period in the prior year. The increase in units sold was driven by increased demand for next generation sequencing and our sequencing by synthesis technology. The increase in average selling prices was attributable to the product transition from the Genome Analyzer I to the Genome Analyzer II in the second quarter of 2008 and technological improvements leading to the launch of the Genome Analyzer IIx in the second quarter of 2009.
Cost of Product and Service and Other Revenue

	Nine Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Cost of product revenue	$142,377	$140,761	1%
Cost of service and other revenue	10,024	10,209	(2)

Total cost of revenue	$152,401	$150,970	1%

     Total cost of revenue, which excludes the impairment of manufacturing equipment and the amortization of intangible assets, increased $1.4 million, primarily driven by higher instrument and consumable sales partially offset by a decrease in manufacturing costs and improved overhead absorption.
     Cost of product revenue as a percentage of related revenue was 31% for the nine months ended September 27, 2009, compared to 37% for the nine months ended September 28, 2008. The decrease was primarily due to lower costs for our sequencing consumables and instrumentation. The cost of sequencing consumables decreased as a percentage of related revenue due to improved overhead absorption from increased volumes and the benefit of decreased costs associated with the reformulation of our sequencing kits launched at the end of the third quarter of 2008. The cost of sequencing instruments decreased as a percentage of related revenue due to production efficiencies and reduced material costs coupled with higher average selling prices.
Operating Expenses

	Nine Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Research and development	$100,248	$71,625	40%
Selling, general and administrative	126,866	108,808	17

Total operating expenses	$227,114	$180,433	26%

     Research and development expenses increased by $28.6 million driven primarily by a $16.5 million increase in personnel-related expenses associated with the growth of our business, including salaries, non-cash stock-based compensation and benefits, a $6.1 million increase to non-personnel related expenses associated with the growth of our business, a $1.9 million increase to outside services primarily related to consulting fees and a $2.1 million increase to accrued compensation expense associated with contingent consideration for the Avantome acquisition completed on August 1, 2008. Additionally, during the nine months ended September 27, 2009, we incurred a $2.0 million expense to obtain exclusive licensing rights to certain new technologies under development.
     Selling, general and administrative expenses increased $18.1 million driven primarily by an increase of $17.3 million in personnel-related expenses, including salaries, non-cash stock-based compensation and benefits, as well as an increase of $1.9 million in non-personnel related expenses. The increases in both personnel and non-personnel related expenses were associated with the growth of our business. These increases were partially offset by a decrease of $1.2 million in outside services primarily due to a decrease in legal and consulting fees.
Interest and Other Income (Expense), Net

	Nine Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Interest and other income (expense), net	$(8,073)	$(6,674)	21%
     Interest and other expense, net, increased $1.4 million primarily due to a decrease of $0.9 million in interest income, a $0.8 increase in interest expense and a decrease of $0.5 million in gains on net foreign currency transactions. These increases were partially offset by a gain of $0.8 million on the extinguishment of debt during the first quarter of 2009.
Provision for Income Taxes

	Nine Months Ended
	September 27,	September 28,	Percentage
	2009	2008	Change
	(in thousands)
Provision for income taxes	$31,261	$24,383	28%
     The provision for income taxes consists of federal, state and foreign income tax expenses. The increase in the provision for income taxes for the nine months ended September 27, 2009 compared to the nine months ended September 28, 2008 was primarily driven by the increase in income before income taxes, partially offset by a change in the proportion of income earned in lower tax jurisdictions.
     As of December 28, 2008, we had net operating loss carryforwards for federal and state tax purposes of approximately $61.6 million and $133.6 million, respectively, which begin to expire in 2025 and 2013, respectively, unless previously utilized. In addition, we also had U.S. federal and state research and development tax credit carryforwards of approximately $13.0 million and $14.1 million, respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized.
     Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in our ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. Previous limitations due to Section 382 and 383 have been reflected in the deferred tax assets as of September 27, 2009.
     Based upon the available evidence as of September 27, 2009, we are not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we have recorded a valuation allowance of approximately $2.8 million and $10.8 million against certain U.S. and foreign deferred tax assets, respectively.
As of September 27, 2009, no material changes have been made to our uncertain tax positions.

Outlook
     Strong demand for next generation sequencing applications continues to drive both sequencing instrument and consumable sales. We believe that as the cost of next generation sequencing declines, the number of samples available for sequencing will significantly increase. In addition, we expect data generated using next-generation sequencers will help provide the content to produce new microarrays. We believe this relationship between sequencing products and microarrays will enable growth in both product lines. While we anticipate future growth, there is some inherent variability as to the level of revenue that will be achieved on a quarterly basis. This is because a substantial portion of our quarterly revenue is typically recognized in the last month of a quarter and because the pattern for revenue generation during that month is normally not linear, with a concentration of orders in the final week of the quarter. In light of that, in the event customers defer orders or ultimately elect not to purchase our products we may be unable to determine until very late in the quarter or after the quarter is ended that we will not achieve our financial targets for that quarter. As a result, our visibility into our revenue to be recognized for future periods is limited.
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
Liquidity and Capital Resources
Cashflow (in thousands)

	Nine months Ended
	September 27, 2009	September 28, 2008
Net cash provided by operating activities	$113,168	$37,765
Net cash used in investing activities	(272,122)	(246,027)
Net cash provided by financing activities	72,287	387,086
Effect of foreign currency translation on cash and cash equivalents	(1,829)	1,454

Net (decrease) increase in cash and cash equivalents	$(88,496)	$180,278

     Historically, our sources of cash have included:
•	issuance of equity and debt securities, including cash generated from the issuance of our convertible senior notes in February 2007, our public offering of common stock in August 2008, the exercise of stock options and participation in our Employee Stock Purchase Plan (ESPP);

•	cash generated from operations; and

•	interest income.
Our historical cash outflows have primarily been associated with:
•	cash used for operating activities, such as the purchase and growth of inventory, expansion of our sales and marketing and research and development infrastructure and other working capital needs;

•	cash paid for litigation settlements;

•	cash used for our stock repurchases;

•	expenditures related to increasing our manufacturing capacity and improving our manufacturing efficiency;

•	cash paid for acquisitions and investments;

•	cash paid for the conversion of a portion of our senior convertible senior notes; and

•	interest payments on the outstanding senior convertible senior notes.
Other factors that impact our cash inflow and outflow include:
•	increases in our product and services revenue. As our product sales have increased significantly since 2001, operating income has increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•	fluctuations in our working capital.
     As of September 27, 2009, we had cash, cash equivalents and investments of $815.4 million, compared to $696.0 million as of December 28, 2008. Included in the investment balance as of September 27, 2009 were auction rate securities of $55.5 million issued primarily by municipalities and universities. At December 28, 2008, the fair value of the Company’s auction rate securities was $47.2 million. During the nine months ended September 27, 2009, the Company recorded a gain of $2.4 million, resulting in an increase to the fair value of the Company’s auction rate securities to $49.2 million at September 27, 2009. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time we anticipate it will take the securities to become liquid. Additionally, we classified these securities as long-term investments as of September 27, 2009, as we believe we may not be able to liquidate our investments within the next year.
     In November 2008, we signed a settlement agreement allowing us to sell our auction rate securities at par value to UBS at our discretion during the period of June 30, 2010 through July 2, 2012. To account for this settlement, we recorded a put option at fair value, which approximates the difference between the par value and fair value of the auction rate securities. Gains and losses associated with the put option are recognized in earnings approximately equal to changes in the fair value of the auction rate securities at each balance sheet date. As of September 27, 2009, the fair value of the put option totaled $6.2 million.
     The primary inflow of cash during the nine months ended September 27, 2009 was approximately $356.7 million from the sale and maturity of our investments in available-for-sale securities, $113.2 million from operating activities and approximately $35.6 million from the exercise of our stock options. The primary outflow of cash during the nine months ended September 27, 2009 was approximately $563.3 million for the purchase of available-for-sale securities and $46.3 million for capital expenditures primarily associated with the expansion of our facilities and infrastructure.
     In January 2009, we executed a strategic alliance with Oxford Nanopore Technologies, which consists of a commercialization agreement and equity investment. The cash outflow of $18.0 million was in exchange for the equity investment. Further, we have agreed to make an additional equity investment upon the achievement of a specific technical milestone.
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
     Our outstanding convertible senior notes were convertible into cash and, if applicable, shares of our common stock for the period from April 1, 2008 through December 31, 2008 and became convertible again beginning April 1, 2009 and will continue to be convertible at least through, and including, December 31, 2009. On December 29, 2008, a noteholder converted notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the noteholder the conversion value of the notes in cash, up to the principal amount of the notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the notes was offset by the reacquisition of the shares under the convertible note hedge transactions entered into in connection with the offering of the notes. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the terms of the convertible senior notes.
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
Off-Balance Sheet Arrangements
     There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 27, 2009, when compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Except as set forth below, there have been no material changes from the reported market risks disclosed in that section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Foreign Currency Exchange Risk
     Many of our reporting entities conduct a portion of their business in currencies other than the entity’s U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the entity’s functional currency. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro, Yen, British pound sterling, Australian dollar and Singapore dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income (loss). We recognized a net currency exchange gain on business transactions, net of hedging transactions, of $1.6 million and $0.4 million for the three and nine months ended September 27, 2009, respectively, which are included in interest and other income (expense), net, in the condensed consolidated statements of operations.
     During the second quarter of 2009, we began using forward exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in currencies other than the entity’s functional currency. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income (loss), as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. At September 27, 2009, we had an immaterial amount of foreign currency forward contracts outstanding to hedge foreign currency risk.
Item 4. Controls and Procedures.
     We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with GAAP. We also maintain internal controls and procedures to ensure that we comply with applicable laws and our established financial policies.
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 27, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 27, 2009, our disclosure controls and procedures are effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the third quarter of 2009 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are party to litigation and other legal proceedings in the ordinary course, and incidental to the conduct, of our business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our financial position or results of operations.
ITEM 1A. Risk Factors.

     Our business is subject to various risks, including those described in Item 1A of our (i) Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 and (ii) Annual Report on Form 10-K for the fiscal year ended December 28, 2008, which we strongly encourage you to review. Except as set forth below, there have been no material changes from the risk factors disclosed in our (i) Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 and (ii) Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Our products, if used for the diagnosis of disease, could be subject to government regulation, and the regulatory approval and maintenance process for such products may be expensive, time-consuming, and uncertain.
     Our products are not currently subject to U.S. Food and Drug Administration, or FDA, clearance or approval if they are not intended to be used for the diagnosis of disease. However, as we expand our product line to encompass products that are intended to be used for the diagnosis of disease, certain of our products are likely to become subject to regulation by the FDA, or comparable agencies of other countries, including requirements for regulatory approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and our failure to obtain or comply with such approvals and clearances could have a material adverse effect on our business, financial condition, or operating results. In addition, changes to the current regulatory framework, including the imposition of additional regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.
     Molecular diagnostic products, in particular, depending on their intended use, may be regulated as medical devices by FDA and comparable agencies of other countries and may require either receiving clearance from the FDA following a pre-market notification process or premarket approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for molecular diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.
     In addition, the regulatory approval or clearance process required to manufacture, market, and sell our existing and future products that are intended for, and marketed and labeled as, “Research Use Only,” or RUO, is uncertain if such products are used or could be used, even without our consent, for the diagnosis of disease. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be materially and adversely affected.
We depend on third-party manufacturers and suppliers for components and materials used in our products. If shipments from these manufacturers or suppliers are delayed or interrupted, or if the quality of the components or materials supplied do not meet our requirements, we may not be able to launch, manufacture, or ship our products in a timely manner, or at all.
     The nature of our products requires customized components and materials that currently are available from a limited number of sources, and, in the case of some components and materials, from only a single source. If deliveries from these vendors are delayed or interrupted for any reason, or if we are otherwise unable to secure a sufficient supply, we may not be able to obtain these components or materials timely or in sufficient quantities or qualities in order to meet demand for our products. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do this on a timely basis, for sufficient quantities, or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the manufacture or shipment of our products may be delayed or interrupted if the quality of the components or materials supplied by our vendors does not meet our requirements. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, and results of operations.
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

Illumina, Inc. (registrant)
Date: November 5, 2009	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer