Form 10-K
period 2010-01-03
ILLUMINA INC
filed 2010-02-26
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-30361
Illumina, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0804655
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
9885 Towne Centre Drive, San Diego, California	92121 (zip code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(858) 202-4500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value (including associated Preferred Stock Purchase Rights)	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 5, 2010, there were 120,298,934 shares (excluding 24,068,450 shares held in treasury) of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 28, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter), based on the closing price for the Common Stock on The NASDAQ Global Select Market on that date, was $4,649,494,956. This amount excludes an aggregate of 2,197,137 shares of Common Stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the Registrant, or that the Registrant is controlled by or under common control with such person.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders expected to be held on May 12, 2010 are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2010

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements discuss our current expectations concerning future results or events, including our future financial performance. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These statements include, among others:

•	statements concerning our expectations as to our future financial performance, results of operations, or other operational results or metrics;

•	statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses, and avoided expenses and expenditures; and

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments (including new products), and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission, or SEC. You can identify many of these statements by looking for words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology and similar references to future periods. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause actual results or events to be materially different from any future results or events expressed or implied by us in those statements. Many of the factors that will determine or effect these results or events are beyond our ability to control or project. Specific factors that could cause actual results or events to differ from those in the forward-looking statements include:

•	our ability to develop and commercialize further our Solexa®, BeadArraytm, and VeraCode® technologies and to deploy new sequencing, genotyping, and gene expression products and applications for our technology platforms;

•	our ability to manufacture robust instrumentation, consumables, and reagents;

•	reductions in the funding levels to our primary customers, including as the result of timing and amount of funding provided by the American Recovery and Reinvestment Act of 2009; and

•	other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A “Risk Factors” below, or in information disclosed in public conference calls, the date and time of which are released beforehand.

Our forward-looking statements speak only as of the date of this annual report. We undertake no obligation, and do not intend, to publicly update or revise forward-looking statements, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of any current financial quarter, whether as a result of new information, future events, or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website, www.illumina.com. The information on our website is not incorporated by reference into this report. Such reports are made available as soon as reasonably practicable after filing with, or furnishing to, the SEC. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC. Copies of our annual report on Form 10-K will be made available, free of charge, upon written request.

Illumina®, Array of Arraystm, BeadArraytm, BeadXpress®, CSPro®, DASL®, Genetic Energytm, GoldenGate®, GoldenGate Indexingtm, GenomeStudio®, illuminaDxtm, HiSeqtm, Infinium®, IntelliHyb®, iSelect®, Making Sense Out of Life®, Oligator®, Sentrix®, Solexa®, and VeraCode® are our trademarks. This report also contains brand names, trademarks, or service marks of companies other than Illumina, and these brand names, trademarks, and service marks are the property of their respective holders.

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.

PART I

ITEM 1.	Business

Overview

We are a leading developer, manufacturer, and marketer of integrated systems for the analysis of genetic variation and biological function. We were incorporated in California in April 1998 and reincorporated in Delaware in July 2000. Our principal executive offices are located at 9885 Towne Centre Drive, San Diego, California 92121. Our telephone number is (858) 202-4500.

Using our proprietary technologies, we provide a comprehensive line of products and services that currently serve the sequencing, genotyping, and gene expression markets, and we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations, and biotechnology companies.

We develop and commercialize sequencing technologies used to perform a range of analyses, including de novo sequencing, whole genome re-sequencing, gene expression analysis, and small RNA analysis. Our product and service offerings also include leading-edge solutions for single-nucleotide polymorphism (SNP) genotyping, copy number variation (CNV), DNA methylation studies, gene expression profiling, and low-multiplex analysis of DNA, RNA, and protein. We believe we are the only company with genome-scale technology for sequencing, genotyping, and gene expression — the three cornerstones of modern genetic analysis.

Our tools provide researchers around the world with the performance, throughput, cost effectiveness, and flexibility necessary to determine and analyze the billions of bits of genetic information needed to extract valuable medical information from advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier, and permit better choices of drugs for individual patients.

In 2007 we acquired Solexa, Inc. As a result of that transaction, we acquired the sequencing technology utilized in our HiSeq 2000 and Genome Analyzer instrument platforms. These products perform DNA sequencing based on a proprietary reversible terminator sequencing-by-synthesis (SBS) chemistry.

During the first quarter of 2008, we reorganized our operating structure into two newly-created business segments, the Life Sciences Business Unit and the Diagnostics Business Unit. During 2009, the Diagnostics Business Unit had limited business activity and, accordingly, operating results are reported on an aggregate basis as one operating segment. In the future, at each reporting period end, we will reassess our reportable operating segments, particularly as we enter the market for molecular diagnostics.

Industry Background

DNA, RNA, and Protein

The genetic content that controls an organism’s living cells is encoded in deoxyribonucleic acid, or DNA. The human body, for instance, is composed of billions of cells, each containing DNA, which encodes the basic instructions for cellular function. The complete set of an organism’s DNA is called its genome. The human genome is organized into 23 pairs of chromosomes that are further divided into over 30,000 smaller regions called genes. Each gene is comprised of a string of nucleotide bases labeled A, C, G, and T, representing adenine, cytosine, guanine, and thymine, respectively. Human DNA has approximately 3 billion nucleotide bases and their precise order is known as the DNA sequence. When a gene is “expressed,” a partial copy of its DNA sequence — called messenger RNA or mRNA — is used as a template to direct the synthesis of a protein. Proteins, in turn, direct all cellular function.

Genetic Variation and Biological Function

Every person inherits two copies of each gene — one from each parent. The two copies of each gene may be identical, or they may be different. These differences are referred to as genetic variation. Examples of the physical consequences of genetic variation include differences in eye and hair color. Genetic variation can also have important medical consequences. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease, and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. Some people may respond well, others may not respond at all, and still others may experience adverse side effects. A common form of genetic variation is a SNP. A SNP is a variation in a single position of a nucleotide base in a DNA sequence. It is estimated that the human genome contains over 30 million SNPs.

While in some cases a single SNP will be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most common diseases. Since there are millions of SNPs, it is important to investigate many representative, well-chosen SNPs simultaneously in order to discover medically valuable information.

Another contributor to disease is the over- or under-expression of genes within an organism’s cells. A very complex network of genes interacts to maintain health in complex organisms. The challenge for scientists is to delineate the associated genes’ expression patterns and their relationship to disease. Historically, this problem was addressed by investigating effects on a gene-by-gene basis. This is time consuming, and difficulties exist when several pathways cannot be observed or “controlled” at the same time. With the advent of microarray technology, thousands of genes can now be tested at the same time.

There are multiple methods of studying genetic variation and biological function, including sequencing, SNP genotyping, and gene expression profiling, each of which is uniquely addressed in our breadth of products and services. Our broad portfolio of current products and services supports a range of applications, from highest multiplexing (for whole-genome discovery and profiling) to mid-and low-multiplexing options (for high-throughput targeted screening). Furthermore, our products and services support both the upstream discovery process and the downstream test development process in order to understand genetic variation at the DNA, RNA, and protein levels.

Sequencing

DNA sequencing is the process of determining the order of nucleotide bases (A, C, G, or T) in a DNA sample, which can be further divided into de novo sequencing, re-sequencing, and tag sequencing. In de novo sequencing, the goal is to determine the sequence of a representative sample from a species never before sequenced. Understanding the similarities and differences in DNA sequence between many species can help our understanding of the function of the protein structures encoded in the DNA.

In re-sequencing, the sequence of nucleotide bases is compared to a standard or reference sequence from a given species to identify changes that reflect genetic variation. Re-sequencing studies can be performed on a genome-wide basis, which is referred to as whole-genome re-sequencing, or on targeted areas of the genome (for example, regions identified by genome-wide association studies), which is known as targeted re-sequencing. This is an extremely comprehensive form of genetic analysis, in which every base is characterized for possible mutations. We believe that these underlying discoveries will likely feed the development of new array products for broader testing and biomarker validation.

In tag sequencing, short sequences, often representative of a larger molecule or genomic location, are detected and counted. In these applications, the number of times that each tag is seen provides quantification of an underlying biological process. As an example, in digital gene expression, one or more tag sequences may be analyzed for each expressed gene, and the number of copies of these tags that are detected in an experiment is a measure of how actively that gene is being expressed in the tissue sample being analyzed. Similarly, a tag sequencing approach known as ChIP sequencing is used to determine the locations and extent of protein and DNA interactions throughout the genome.

SNP Genotyping

SNP genotyping is the process of determining which nucleotide base (A, C, G, or T) is present at a particular site in the genome within any organism. The most common use of SNP genotyping is for genome-wide association studies (GWAS) to look for an association between DNA sequence variants and a specific phenotype of interest. This is commonly done by studying the DNA of individuals that are affected by a common disease or that exhibit a specific trait against the DNA of control individuals who do not have this disease or trait. The use of SNP genotyping to obtain meaningful statistics on the effect of an individual SNP or a collection of SNPs requires the analysis of millions of SNP genotypes and the testing of large populations for each disease. For example, a single large study could involve genotyping more than 1,000,000 SNPs per sample in more than 1,000 samples, thus requiring one billion assays. Using previously available technologies, this scale of SNP genotyping was both impractical and prohibitively expensive.

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

Gene Expression Profiling

Gene expression profiling is the process of determining which genes are active in a specific cell or group of cells and is accomplished by measuring mRNA, the intermediary messenger between genes and proteins. Variation in gene expression can cause disease, or act as an important indicator of disease or predisposition to disease. By comparing gene expression patterns between cells from different environments, such as normal tissue compared to diseased tissue or in the presence or absence of a drug, specific genes or groups of genes that play a role in these processes can be identified. Studies of this type, often used in drug discovery, require monitoring thousands, and preferably tens of thousands, of mRNAs in large numbers of samples. Once a smaller set of genes of interest has been identified, researchers can then examine how these genes are expressed or suppressed across numerous samples, for example, within a clinical trial.

As gene expression patterns are correlated to specific diseases, gene expression profiling is becoming an increasingly important diagnostic tool. Diagnostic use of expression profiling tools is anticipated to grow rapidly with the combination of the sequencing of various genomes and the availability of more cost-effective technologies.

Molecular Diagnostics

Molecular diagnostics is the process of examining nucleic acids, including DNA and RNA, and protein biomarkers to detect or identify infectious diseases, genetic diseases and disorders, human cancers, and to help understand subject-to-subject, gene-based variation in the efficacy or safety of drug substances (pharmacogenics). As knowledge of the genome and its function continues to expand, new medical and diagnostic applications are being developed. Molecular diagnostic tests can be used as diagnostic tools as well as in genetic disease susceptibility testing. Molecular diagnostic tests can also be used to identify a disease, monitor its progression and response to treatment, or predict individual predisposition to a disease and individual response to treatment. By identifying small, individual genetic differences — or variants — that lie at the root of differing drug responses, molecular diagnostic tests can be used to select appropriate medication and dosage.

Our Principal Markets

From our inception, we have believed that the analysis of genetic variation and function will play an increasingly important role in molecular biology and that by empowering genetic analysis, our tools will further disease research, drug development, and the development of molecular tests. Our customers include leading genomic research centers, academic institutions, clinical research organizations, and pharmaceutical and biotechnology companies. In addition, fundamental developments in recent years have created significant new opportunities for us in the emerging market of molecular diagnostics.

Life Sciences Research Market

The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the United States National Institutes of Health, and other research institutions as well as biotechnology and pharmaceutical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: next-generation sequencing, mid-to-high-complexity genotyping and gene expression (for whole-genome discovery and profiling), and low complexity genotyping and gene expression (for high-throughput targeted screening). Next-generation sequencing is the most rapidly growing of these three areas. It is fueled by private and public funding, new global initiatives to broadly characterize genetic variation, and the migration of legacy genetic applications to sequencing based technologies.

Applied Markets

We provide products and services to enable or improve activities in particular markets, which we refer to as applied markets. A current focus of our products for these markets is in the area of agricultural research, including microarrays that contain SNPs for custom and focused genotyping of seeds and crops (such as maize) and livestock (such as cattle, horses, pigs, and sheep). The applied markets may also include opportunities for our products and services in the fields of forensic analysis, veterinary diagnostics, cytogenics, retail pet genomics, and consumer genotyping and sequencing. In July 2009, we launched a service program to provide high-quality personal genome sequencing for consumers. In connection with our personal sequencing service, we collaborate with a number of partners, including 23andMe, Inc.; deCODE genetics ehf; Knome, Inc.; National Center for Genome Resources; Navigenics, Inc.; and Pathway Genomics, to encourage secondary data analysis of a personal genome, such as calculation of disease risk, ancestry, and information on traits of interest. Although we do not perform personal genotyping directly as a service, several companies use our technology and products to provide personal genotyping services.

Molecular Diagnostics Market

The primary growth drivers in the molecular diagnostics market are the continued discovery of genetic markers with proven clinical utility, the increasing adoption of genetic based diagnostic tests, and the expansion of reimbursement programs to include a greater number of approved diagnostic tests. We believe that molecular diagnostic tests will create a fundamental shift in both the practice of medicine and the economics of the pharmaceutical industry by creating an increased emphasis on preventative and predictive molecular medicine. Physicians will be able to use these tests for the early detection of disease and to treat patients on a personalized basis, allowing them to select the most effective therapy with the fewest side effects. We believe our BeadXpress instrument platform, using our VeraCode technology, is ideally suited to provide a cost-effective, high-throughput, mid- to low-multiplex solution to the molecular diagnostic market. During the third quarter of 2009, we submitted our BeadXpress instrument platform for review by the U.S. Food and Drug Administration (FDA). Assuming FDA approval of this instrument platform, we plan to develop clinical diagnostic testing panels for use on the BeadXpress instrument platform, including possible panels for multi-drug resistant organisms, herpes, and respiratory viruses, and we expect to continue research into the potential development of cancer diagnostic panels, initially focusing on ovarian cancer and gastric cancer. In addition, during the fourth quarter of 2009 we made a pre-IDE (investigational device exemption) submission with the FDA for a cytogenetics test intended to be used as an aid in the postnatal diagnosis of chromosomal abnormalities known to be associated with developmental delay and mental retardation. The pre-IDE package included our iScan instrument platform together with associated microarrays, reagents, and software. Following completion of the IDE process, we intend to seek FDA clearance for the iScan instrument platform and related reagents.

Our Principal Technologies

Sequencing Technology

Our DNA sequencing technology is based on the use of our proprietary SBS biochemistry. In SBS, single stranded DNA is extended from a priming site, one base at a time, using reversible terminator nucleotides. These are DNA bases that can be added to a growing second strand, but which initially cannot be further extended. This means that at each cycle of the chemistry, only one base can be added. Each base that is added includes a fluorescent label that is specific to the particular base (A, C, G, or T). Thus, following incorporation, the fluorescence can be imaged, its color determined, and the base itself can be inferred. Once this is done, an additional step removes both the fluorescence and the blocking group that had prevented further extension of the second strand. This allows another base to be added, and the cycle can then be repeated. Our technology is capable of generating over 100 billion bases of DNA sequence from a single experiment with a single sample preparation. The reversible terminator bases that we use are novel synthetic molecules that we manufacture. They are not well incorporated by naturally occurring polymerases, so we have also developed proprietary polymerase enzymes for this purpose. Both the nucleotides and enzymes are the subject of significant intellectual property owned by us.

In our DNA sequencing systems, we apply the SBS biochemistry on microscopic islands of DNA, referred to as DNA clusters. Each cluster starts as a single DNA molecule fragment, typically a few hundred bases long, attached to the inside surface of a flow cell. We then use a proprietary amplification biochemistry to create copies of each starting molecule. As the copies are made, they are covalently linked to the surface, so they cannot diffuse away. After a number of cycles of amplification, each cluster might have approximately 1,000 copies of the original starting molecule, but still be only about a micron (one-millionth of a meter) in diameter. By making so many copies, the fluorescent signal from each cluster is significantly increased. Because the clusters are so small, hundreds of millions of clusters can be independently formed inside a single flow cell. This large number of clusters can then be sequenced simultaneously by alternate cycles of SBS biochemistry and fluorescent imaging. Sequence reads are aligned against a reference genome and genetic differences are called using specially developed data analysis software.

BeadArray Technology

Our BeadArray technology combines microscopic beads and a substrate in a simple, proprietary manufacturing process to produce arrays that can perform many assays simultaneously, enabling large-scale analysis of genetic variation and biological function in a unique high-throughput, cost effective, and flexible manner. We achieve high-throughput with a high density of test sites per array, and we are able to format arrays in various configurations in the format of standard microscope slides. We seek to maximize cost effectiveness by reducing consumption of expensive reagents and valuable samples and through the low manufacturing costs associated with our technologies. Our ability to vary the size, shape, and format of the well patterns and to create specific bead pools, or sensors, for different applications provides the flexibility to address multiple markets and market segments. We believe that these features have enabled our BeadArray technology to become a leading platform for the high-growth market of SNP genotyping and have allowed us to be a key player in the gene expression market.

Our proprietary BeadArray technology consists of 2-micron silica beads that self-assemble into microwells etched into an array substrate. We have deployed our BeadArray technology in two different array formats, the Array Matrix and the BeadChip. Our first bead based product was the Array Matrix, which incorporates fiber optic bundles comprised of approximately 50,000 individual fibers, with 96 of these bundles placed into an aluminum plate to form an Array Matrix. In late 2009, we announced that during 2010 we would no longer sell Array Matrix products and would instead deploy our BeadArray technology only on BeadChips. BeadChips are microscope slide-size silicon wafers with varying numbers of sample sites per slide. BeadChips are chemically etched to create tens of millions of wells for each sample site.

In a separate process, we create sensors by affixing hundreds of thousands of copies of a specific type of oligonucleotide molecule to each of the billions of microscopic beads in a batch. We make different batches of beads, with the beads in a given batch coated with one particular type of molecule. The particular molecules on a bead define that bead’s function as a sensor.

To form an array, a pool of coated beads is brought into contact with the array surface where they are randomly drawn into the wells, one bead per well. The beads in the wells comprise our individual arrays. Because the beads assemble randomly into the wells, we perform a final procedure called “decoding” in order to determine which bead type occupies which well in the array. We employ several proprietary methods for decoding, which is a process that requires only a few steps to identify all the beads in the array. One beneficial by-product of the decoding process is a functional validation of each bead in the array. This quality control test characterizes the performance of each bead and can identify and eliminate use of any empty wells. We ensure that each bead type on the array is sufficiently represented by including multiple copies of each bead type. Multiple bead type copies improve the reliability and accuracy of the resulting data by allowing statistical processing of the results of identical beads.

An experiment is performed by preparing a sample, such as DNA, and introducing it to the array. The molecules in the sample bind to their matching molecules on the coated beads. The molecules in either the sample or on the bead are labeled with fluorescent dye either before or after the binding, which can be detected by shining a laser on the BeadChip. This allows the detection of the molecules resulting in a quantitative analysis of the sample.

VeraCode Technology

Our proprietary VeraCode technology platform leverages the power of digital holographic codes to provide a robust detection method for multiplex assays requiring high precision, accuracy, and speed. VeraCode enables low-cost multiplexing from 1 to 384-plex in a single well. At the heart of the VeraCode technology are cylindrical glass beads measuring 240 microns in length by 28 microns in diameter. Each VeraCode bead type is inscribed with a unique digital holographic code to designate and track the specific analyte or genotype of interest throughout the multiplex reaction. When excited by a laser, each VeraCode bead emits a unique code image, allowing for quick and specific detection by Illumina’s BeadXpress Reader System. Depending on desired multiplex levels, assays are created by pooling microbeads with code diversities from one to several hundred. Unlike traditional microarrays, the VeraCode microbeads are used in solution, which takes advantage of solution-phase kinetics for more rapid hybridization times, dramatically reducing the time to achieve results. This technology enables us to serve a number of markets including research, agriculture, forensics, pharmaceuticals, and molecular diagnostics.

Our Products

Using our proprietary technologies, our products give our customers the ability to analyze the genome at any level of complexity from whole genome sequencing to low multiplex assays. This enables us to serve a number of markets, including research, agriculture, forensics, pharmaceuticals, and molecular diagnostics. The majority of our product sales consist of instruments and consumables based on these various technologies. For the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007, instrument sales comprised 34%, 32%, and 33%, respectively, of total revenues, and consumable sales represented 59%, 58%, and 53%, respectively, of total revenues.

Our major products, which we expect to be available for shipment during the first quarter of 2010, include the following:

Instrumentation Platforms

Product	Product Description	Applications	Launch Date
HiSeq 2000	Instrument for high-throughput (up to 200 Gb per run and up to 25 GB per day) sequencing using our SBS sequencing technology	DNA sequencing, gene regulation analysis, sequencing-based transcriptome analysis, SNP discovery and structural variation analysis, cytogenetic analysis, DNA-protein interaction analysis (ChIP-seq), sequencing-based methylation analysis, and small RNA discovery and analysis	Q1 2010
Genome Analyzer IIx	Instrument for medium to high-throughput (up to 95 Gb per run) sequencing using our SBS sequencing technology	DNA sequencing, gene regulation analysis, sequencing-based transcriptome analysis, SNP discovery and structural variation analysis, cytogenetic analysis, DNA-protein interaction analysis (ChIP-seq), sequencing-based methylation analysis, and small RNA discovery and analysis	Q2 2009
Genome Analyzer IIe	Instrument for low to medium throughput (up to 40 Gb per run) sequencing using our SBS sequencing technology	DNA sequencing, gene regulation analysis, sequencing-based transcriptome analysis, SNP discovery and structural variation analysis, cytogenetic analysis, DNA-protein interaction analysis (ChIP-seq), sequencing-based methylation analysis, and small RNA discovery and analysis	Q1 2010
iScan System	High-resolution imaging instrument to rapidly scan our BeadArray based assays	SNP genotyping and CNV analysis, custom genotyping, cytogenetic analysis, focused genotyping, linkage analysis, whole-genome genotyping and copy number analysis, gene regulation and epigenetic analysis, array-based methylation analysis, gene expression analysis, array-based transcriptome analysis, FFPE sample analysis, and whole-genome gene expression analysis	Q1 2008
BeadXpress Reader	Low- to mid-multiplex, high-throughput instrument for readout of assays (e.g., biomarker validation and development of molecular diagnostics) deployed on VeraCode bead technology	Custom low- to mid-plex genotyping, custom low- to mid-plex methylation analysis, SNP screening, and protein screening	Q1 2007

Consumables

Product	Product Description	Applications	Launch Date
InfiniumHD Whole-Genome BeadChips	Multi-sample DNA Analysis microarrays that interrogate up to 1.2 million markers per sample, depending on the BeadChip. Product line includes the following BeadChips with human and agriculturally relevant genome panels: HumanOmniExpress, HumanOmni1-Quad, Human1M-Duo, and BovineHD	Array based whole-genome genotyping	Q1 2008 through Q1 2010
iSelect Custom Genotyping BeadChips	Customer designable SNP genotyping arrays for 3,000 to 200,000 markers for use with any species	Array based custom genotyping	Q2 2006 through Q1 2010
GoldenGate Assay Method	High throughput assay and genotyping system	High throughput, array based genotyping	Q3 2009
GoldenGate Universal-32 Sample BeadChip	32 sample GoldenGate genotyping arrays	Array based genotyping	Q4 2008
Paired-End Genomic DNA Sample Prep Kit	Streamlined library preparation kit to generate 200 — 500 kb insert paired-end reads	Whole-genome sequencing, targeted sequencing, gene expression discovery and profiling, and epigenomics analysis	Q2 2008
VeraCode GoldenGate	Flexible low plex GoldenGate genotyping arrays compatible with the BeadXpress System	High throughput, array based genotyping	FY 2007
Standard Sequencing Kit	Reagents used for SBS chemistry on our sequencing platforms	Whole-genome sequencing, targeted sequencing, gene expression discovery and profiling, and epigenomics analysis	Q1 2007
Infinium Assay Kit	Reagents used to perform Infinium assays on the iScan platform	Array-based genotyping	Q1 2008 through Q1 2010

Our Services

Sequencing

We have been offering sequencing services since 2007. Our services range from small sets of samples requiring as little as one run to finish, to large-scale projects, like whole-genome sequencing, necessitating multiple instruments running in parallel for extended periods of time. The breadth of applications offered includes novel custom products as well as all released products. These applications include but are not limited to human whole exome and custom targeted re-sequencing, de novo sequencing, small RNA discovery and profiling, gene expression using random primed RNA sampling technology, ChIP SEQ, and methylome interrogation.

Genotyping

We have been offering genotyping services since 2002. Our genotyping services offer all of our genotyping products, including standard and custom GoldenGate, standard Infinium and Infinium HD, as well as iSelect Infinium. Our projects range in size from a few hundred samples to over 10,000 samples. Our customer base includes academic institutions, and biotech and pharmaceutical companies.

Intellectual Property

We have an extensive intellectual property portfolio, including, as of February 1, 2010, ownership of, or exclusive licenses to, 159 issued U.S. patents and 171 pending U.S. patent applications, including eight allowed applications that have not yet issued as patents. Our issued patents include those directed to various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, and chemical detection technologies, and have terms that expire between 2010 and 2027. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

We also rely upon trade secrets, know-how, copyright, and trademark protection, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our trade secrets, to enforce our patents, copyrights and trademarks, to operate without infringing the proprietary rights of third parties, and to acquire licenses related to enabling technology or products.

We are party to various exclusive and non-exclusive license agreements and other arrangements with third parties that grant us rights to use key aspects of our array and sequencing technologies, assay methods, chemical detection methods, reagent kits, and scanning equipment. We have exclusive licenses from Tufts University to patents that are directed to our BeadArray technology. These patents were filed by Dr. David Walt, who is a member of our board of directors, the Chairman of our Scientific Advisory Board, and one of our founders. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2010 and 2020. We have additional nonexclusive license agreements with various third parties for other components of our products. In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation, and require that we pay customary royalties while the agreement is in effect.

Research and Development

We have made substantial investments in research and development since our inception. We have assembled a team of skilled engineers and scientists who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing, and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize our sequencing, BeadArray, VeraCode, and oligo synthesis technologies and to support commercialization of the products and services derived from these technologies.

Our research and development expenses for 2009, 2008, and 2007 were $140.6 million, $100.0 million, and $73.9 million, respectively. We expect research and development expense to increase during 2010 as we continue to expand our research and product development efforts.

Marketing and Distribution

Our current products address the genetic analysis portion of the life sciences market, in particular, experiments involving sequencing, SNP genotyping, and gene expression profiling. These experiments may be involved in many areas of biologic research, including basic human disease research, pharmaceutical drug discovery and development, pharmacogenomics, toxicogenomics, and agricultural research. Our potential customers include pharmaceutical, biotechnology, agrichemical, diagnostics, and consumer products companies, as well as academic or private research centers. The genetic analysis market is relatively new and emerging and its size and speed of development will ultimately be driven by, among other items:

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

We market and distribute our products directly to customers in North America, Europe, and the Asia-Pacific region. In each of these areas, we have dedicated sales, service, and application support personnel responsible for expanding and managing their respective customer bases. In addition, in certain markets within Europe, the Asia-Pacific region, the Middle East, and South Africa we sell our products and provide services to customers through distributors that specialize in life science products. We expect to continue to increase our sales and distribution resources during 2010 and beyond as we launch a number of new products and expand the number of customers that can use our products.

Manufacturing

We manufacture sequencing and array instrument platforms, reagent kits, scanning equipment, and oligos. Our manufacturing capacity for consumables and instruments has grown during 2009 to support our increased customer demand. We are also focused on continuing to enhance the quality and manufacturing yield of our BeadChips and flow cells. To continue to increase throughput and improve the quality and manufacturing yield as we increase the complexity of our products, we are exploring ways to continue increasing the level of automation in the manufacturing process. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances.

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. We have multiple commercial sources for many of our components and supplies; however, there are some raw materials we obtain from single source suppliers. To mitigate potential risks arising from single source suppliers, we believe that we can redesign our products for alternative components or use alternative reagents. In addition, while we generally attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain.

Competition

Although we expect that our products and services will provide significant advantages over products and services currently available from other sources, we expect to encounter intense competition from other companies that offer products and services for the sequencing, SNP genotyping, gene expression, and molecular diagnostics markets. These include companies such as Affymetrix, Inc.; Agilent Technologies, Inc.; Beckman Coulter, Inc.; Complete Genomics, Inc.; General Electric Company; Helicos BioSciences Corporation; Life Technologies Corporation; Luminex Corporation; Pacific Biosciences, Inc.; Roche Diagnostics Corp.; Sequenom, Inc.; and Qiagen N.V. Some of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution, and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we address and in some cases a larger installed base of systems. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost, and accuracy advantages over competing products.

Segment and Geographic Information

During the first quarter of 2008, we reorganized our operating structure into two newly created business segments, Life Sciences and Diagnostics. Our Life Sciences Business Unit includes all products and services that are primarily related to the research market, namely the product lines based on our sequencing, BeadArray, and VeraCode technologies, and our Diagnostics Business Unit focuses on the emerging opportunity in molecular diagnostics. During 2009, we had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to our chief operating decision maker, the chief executive officer. Accordingly, we operated in one reportable segment during 2009.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, and the Asia-Pacific region. Shipments to customers outside the United States totaled $319.1 million, or 48% of our total revenue, during 2009, compared to $293.2 million, or 51%, and $159.1 million, or 43%, in 2008 and 2007, respectively. Sales to customers outside of the United States were generally denominated in U.S. dollars. In 2008, we reorganized our international structure to establish more efficient channels among product development, product manufacturing, and sales. The reorganization increased our foreign subsidiaries’ anticipated dependence on the U.S. entity for management decisions, financial support, production assets, and inventory thereby making the foreign subsidiaries more of a direct and integral component of the U.S. entity’s operations. As a result, we reassessed the primary economic environment of our foreign subsidiaries and determined the subsidiaries are more U.S. dollar based, resulting in a U.S. dollar functional currency determination. We expect that sales to international customers will continue to be an important and growing source of revenue. See Note 13 of the Notes to Consolidated Financial Statements for further information concerning our foreign and domestic operations.

Backlog

Our backlog was $227.6 million and $113.0 million at January 3, 2010 and December 28, 2008, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date; however, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors including, agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We reasonably expect an estimated 90% of the backlog as of January 3, 2010 to be shipped within the fiscal year ending January 2, 2011. Although we generally recognize revenue at the time of shipment and transfer of title to a customer, we may be required to defer the recognition of revenue even after shipment depending on the specific arrangement with a customer and the applicable accounting treatment. A material portion of our backlog at January 3, 2010 is associated with a large order we received from one customer for which we anticipate using operating lease accounting that will require us to recognize revenue over a period of three years with the majority of that revenue recognized in 2011 and 2012.

Seasonality

Historically, customer purchasing patterns have not shown significant seasonal variation, although demand for our products is usually lowest in the first quarter of the calendar year and highest in the third quarter of the calendar year as a result, in part, of U.S. academic customers spending unused budget allocations before the end of the U.S. government’s fiscal year.

Environmental Matters

We are committed to the protection of our employees and the environment. Our operations require the use of hazardous materials that subject us to a variety of federal, state, and local environmental and safety laws and regulations. We believe we are in material compliance, in all material respects, with current applicable laws and regulations; however, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance.

Government Regulation

Our products are not currently subject to FDA clearance or approval if they are not intended to be used for the diagnosis of disease. However, as we expand our product line to encompass products that are intended to be used for the diagnosis of disease, such as molecular diagnostic products, regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production, and marketing of such products. Products that we develop in the molecular diagnostic markets, depending on their intended use, will be regulated as medical devices by the FDA and comparable agencies of other countries and may require either receiving clearance following a pre-market notification process, also known as a 510(k) clearance, or premarket approval (PMA), from the FDA prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay.

The shorter 510(k) clearance process, which generally takes from three to six months after submission, but can take significantly longer, may be utilized if it is demonstrated that the new product is “substantially equivalent” to a similar product that has already been cleared by the FDA. The longer PMA process is much more costly, uncertain, and generally takes from nine months to two years after filing. Because we cannot assure you that any molecular diagnostic products that we develop will be subject to the shorter 510(k) clearance process, or will ultimately be approved at all, the regulatory approval process for such products may be significantly delayed and may be significantly more expensive than anticipated. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for molecular diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.

In addition, the regulatory approval or clearance process required to manufacture, market, and sell our existing and future products that are intended for, and marketed and labeled as, “Research Use Only,” or RUO, is uncertain if such products are used or could be used, even without our consent, for the diagnosis of disease. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Employees

As of January 3, 2010, we had a total of 1,781 employees. None of our employees are represented by a labor union. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. In addition, we employ a number of temporary and contract employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

ITEM 1A.	Risk Factors

Our business is subject to various risks, including those described below. In addition to the other information included in this Form 10-K, the following issues could adversely affect our operating results or our stock price.

We face intense competition, which could render our products obsolete, result in significant price reductions, or substantially limit the volume of products that we sell.

We compete with life sciences companies that design, manufacture, and market products for analysis of genetic variation and biological function and other applications using a wide-range of competing technologies. We anticipate that we will continue to face increased competition as existing companies develop new or improved products and as new companies enter the market with new technologies. One or more of our competitors may render our technology obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base, and more experience in research and development than we do. Furthermore, life sciences and pharmaceutical companies, which are our potential customers and strategic partners, could also develop competing products. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product; therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop or supply new products, our competitive position may suffer.

The market for molecular diagnostics products is currently limited and highly competitive, with several large companies already having significant market share, intellectual property portfolios, and regulatory expertise. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which could deter acceptance of our products. In addition, some of these companies have formed alliances with genomics companies that provide them access to genetic information that may be incorporated into their diagnostic tests.

Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function.

We design our products primarily for applications in the life sciences, agricultural, and pharmaceutical industries. The usefulness of our technologies depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are focusing on markets for analysis of genetic variation and biological function, namely sequencing, genotyping, and gene expression profiling. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and biological function. For instance, demand for our microarray products may be adversely affected if researchers fail to find meaningful correlations between genetic variation, such as SNPs, and disease susceptibility through genome wide association studies. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to sustain profitability.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. Because our instruments and reagents are highly complex, the occurrence of defects may increase as we continue to introduce new products and services. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of quality issues, particularly those affecting reagents, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls, and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business as well as our financial results.

If we do not successfully manage the development and launch of new products or services, including product transitions, our financial results could be adversely affected.

We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. If our products and services are not able to deliver the performance or results expected by our target markets or are not delivered on a timely basis, our reputation and credibility may suffer. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, or transition requirements or programs (such as trade-in programs) with respect to newly launched products (or products in development) relative to our existing products, which could adversely affect sales of our existing products. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business, financial condition, or results of operations.

If we are unable to increase our manufacturing capacity and develop and maintain operation of our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.

We continue to increase our capacity to meet the anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our business plan for 2010, there are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to sufficiently increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. Also, we may not manufacture the right product mix to meet customer demand, especially as we introduce new products. As a result, we may experience difficulties in meeting customer, collaborator, and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions and quality control issues that have temporarily reduced or suspended production of certain products. Due to the intricate nature of manufacturing products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products (or to produce them economically), prevent us from achieving expected performance levels, or cause us to set prices that hinder wide adoption by customers.

Additionally, we currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and Hayward, California; Singapore; and Little Chesterford, United Kingdom. These areas are subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage one of our facilities significantly or if other events were to cause our operations to fail, we may be unable to manufacture our products, provide our services or develop new products.

Also, many of our manufacturing processes are automated and are controlled by our custom-designed Laboratory Information Management System (LIMS). Additionally, the decoding process in our array manufacturing requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, it may adversely impact our ability to manufacture our products on a timely basis and could prevent us from achieving our expected shipments in any given period.

Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

As part of our strategy to develop and identify new products, services, and technologies, we have made, and may continue to make, acquisitions of technologies, products, or businesses. Acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•	difficulties in integrating new operations, technologies, products, and personnel;

•	lack of synergies or the inability to realize expected synergies and cost-savings;

•	difficulties in managing geographically dispersed operations;

•	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the potential loss of key employees, customers, and strategic partners of acquired companies;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	the issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	diversion of management’s attention and company resources from existing operations of the business;

•	inconsistencies in standards, controls, procedures, and policies;

•	the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies; and

•	assumption of, or exposure to, unknown contingent liabilities or liabilities that are difficult to identify or accurately quantify.

In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal, and information technologies. We cannot assure you that any of the acquisitions we make will be successful or will be, or will remain, profitable. Our failure to successfully address the above risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.

The timing and extent of funding provided by the American Recovery and Reinvestment Act of 2009 (the Recovery Act) could adversely affect our business, financial condition, or results of operations.

The Recovery Act was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10 billion in funding was provided to the National Institute of Health through September 2010 to support the advancement of scientific research. A portion of the stimulus funding may support the analysis of genetic variation and biological function and have a significant positive impact on our business. In the short-term, however, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. If our customers are unable to obtain stimulus money they may reduce their research and development budgets resulting in a decrease in demand for our products. In addition, it is unclear what will happen to demand for our products after the stimulus funds from the Recovery Act have been allocated and spent. A decline in demand will reduce our revenues, which would adversely affect our business, financial condition, or results of operations.

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, in particular, reductions or delays in planned improvements to healthcare systems, research and development funding, and purchases of our products and services, or cost-containment efforts by governments and private organizations that could adversely affect our business, financial condition, or results of operations. In addition, the liquidity of our investment portfolio could be impaired such as when more than $50 million of auction rate securities that we held for investment became illiquid in February 2008 because their scheduled auctions failed. Furthermore, as is the case for almost any other business, we face the following risks from a severe or prolonged economic downturn:

•	severely limited access to financing over an extended period of time, which may limit our ability to fund our growth strategy, could result in a need to delay capital expenditures, acquisitions, or research and development projects;

•	losses from our investment portfolio or to a counterparty’s inability to fulfill its payment obligations;

•	inability to refinance existing debt at competitive rates, reasonable terms, or sufficient amounts; and

•	increased volatility or adverse movements in foreign currency exchange rates.

In addition, certain of our customers may face challenges gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, our allowance for doubtful accounts and our days sales outstanding could increase. Additionally, these economic conditions may cause our smaller suppliers to be unable to supply in a timely manner sufficient quantities of customized components, which would impair our ability to manufacture on schedule and at commercially reasonable costs. Suppliers may also extend lead times, limit supplies, or increase prices due to capacity constraints or other factors.

Our continued growth is dependent on continuously developing and commercializing new products.

Our target markets are characterized by rapid technological change, evolving industry standards, changes in customer needs, existing and emerging competition, strong price competition, and frequent new product introductions. Accordingly, our continued growth depends on continuously developing and commercializing new products and services, including improving our existing products and services, in order to address evolving market requirements on a timely basis. If we fail to innovate or adequately invest in new technologies, our products and services will become dated and we could lose our competitive position in the markets that we serve as customers purchase new products offered by our competitors. We believe that successfully introducing new products and technologies in our target markets on a timely basis provides a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product and may be reluctant to switch once that selection is made.

To the extent that we fail to introduce new and innovative products, or such products are not accepted in the market or suffer significant delays in development, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or otherwise have an adverse effect on our business. In the past, we have experienced, and are likely to experience in the future, delays in the development and introduction of new products. We cannot assure you that we will keep pace with the rapid rate of change in our markets or that our new products will adequately meet the requirements of the marketplace, achieve market acceptance, or compete successfully with competing technologies. Some of the factors affecting market acceptance of new products and services include:

•	availability, quality, and price relative to competing products and services;

•	the functionality of new and existing products and services;

•	the timing of introduction of the new product or service relative to competing products and services;

•	scientists’ and customers’ opinions of the utility of the new product or service;

•	citation of the new product or service in published research;

•	regulatory trends and approvals; and

•	general trends in life sciences research and applied markets.

We depend on third-party manufacturers and suppliers for components and materials used in our products, and if shipments from these manufacturers or suppliers are delayed or interrupted, or if the quality of the components or materials supplied do not meet our requirements, we may not be able to launch, manufacture, or ship our products in a timely manner, or at all.

The nature of our products requires customized components and materials that currently are available from a limited number of sources, and, in the case of some components and materials, from only a single source. If deliveries from these vendors are delayed or interrupted for any reason, or if we are otherwise unable to secure a sufficient supply, we may not be able to obtain these components or materials timely or in sufficient quantities or qualities, or at all, in order to meet demand for our products. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, or develop these capabilities internally, and we cannot assure you that we will be able to do this on a timely basis, in sufficient quantities, or on commercially reasonable terms. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the manufacture or shipment of our products may be delayed or interrupted if the quality of the components or materials supplied by our vendors does not meet our requirements. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, or results of operations.

An inability to manage our growth or the expansion of our operations could adversely affect our business, financial condition, or results of operations.

Our business has grown rapidly, with total revenues increasing from $73.5 million for the year ended January 1, 2006 to $666.3 million for the year ended January 3, 2010 and with the number of employees increasing from 375 to 1,781 during the same period. We expect to continue to experience rapid and substantial growth in order to achieve our operating plans. The rapid expansion of our business and addition of new personnel may place a strain on our management and operational systems. Our ability to effectively manage our operations and growth requires us to continue to expend funds to enhance our operational, financial, and management controls, reporting systems, and procedures and to attract and retain sufficient numbers of talented employees on a global basis. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Our future operating results will depend on the ability of our management to continue to implement and improve our research, product development, manufacturing, sales and marketing, and customer support programs, enhance our operational and financial control systems, expand, train, and manage our employee base, integrate acquired businesses, and effectively address new issues related to our growth as they arise. There can be no assurance that we will be able to manage our recent or any future expansion or acquisition successfully, and any inability to do so could adversely affect our business, financial condition, or results of operations.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

We are highly dependent on our management and scientific personnel, including Jay Flatley, our president and chief executive officer. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, we will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science companies, universities, and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use stock options and restricted stock to provide incentives for our key personnel to remain with us and to align their interests with those of the Company by building long-term stockholder value. If our stock price decreases, the value of these equity awards decreases and therefore reduces a key employee’s incentive to stay.

Doing business internationally creates operational and financial risks for our business.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We are focused on expanding our international operations in key markets. We have sales offices located internationally throughout Europe and the Asia-Pacific region, as well as manufacturing facilities in the United Kingdom and Singapore. During 2009, the majority of our sales to international customers and purchases of raw materials from international suppliers were denominated in U.S. dollars. Shipments to customers outside the United States comprised 48%, 51%, and 43% of our total revenue for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively. We intend to continue to expand our international presence by selling to customers located outside of the United States and we expect the total amount of non-U.S. sales to continue to grow.

International sales entail a variety of risks, including:

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	currency exchange fluctuations;

•	challenges in staffing and managing foreign operations;

•	tariffs and other trade barriers;

•	unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products;

•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays; and

•	significant taxes or other burdens of complying with a variety of foreign laws.

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if in order to continue doing business with us they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. The recent global financial downturn has led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities.

In addition, we could lose some or all of the tax deduction for interest expense associated with our $400 million aggregate principal amount of convertible notes due in 2014 if these notes are not subject to the special Treasury Regulations governing contingent payment debt instruments, the notes are converted, or we invest in non-taxable investments.

Any inability to effectively protect our proprietary technologies could harm our competitive position.

Our success depends to a large extent on our ability to develop proprietary products and technologies and to obtain patents and maintain adequate protection of our intellectual property in the United States and other countries. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and thereby erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States.

The patent positions of companies developing tools for the life sciences, agricultural, and pharmaceutical industries, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. In addition, patent applications in the United States may be maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We intend to apply for patents covering our technologies and products as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship or ownership may also arise. Any finding that our patents or applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. Furthermore, as issued patents expire, we may lose some competitive advantage as others develop competing products, and, as a result, we may lose revenue.

In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. There is also the risk that others may independently develop similar or alternative technologies or design around our patented technologies. Also, our patents may fail to provide us with any competitive advantage. We may need to initiate lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive, and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace. Furthermore, these lawsuits may divert the attention of our management and technical personnel.

We also rely upon trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Among other things, we seek to protect our trade secrets and confidential information by entering into confidentiality agreements with employees, collaborators, and consultants. There can be no assurance that any confidentiality agreements that we have with our employees, collaborators, and consultants will provide meaningful protection for our trade secrets and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Accordingly, there also can be no assurance that our trade secrets will not otherwise become known or be independently developed by competitors.

Litigation, other proceedings, or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services.

Our success depends, in part, on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we enter new markets, we expect that competitors will likely claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have an adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products, and could result in the award of substantial damages against us. In the event of a successful infringement claim against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could adversely affect our ability to grow or maintain profitability.

Our products, if used for the diagnosis of disease, could be subject to government regulation, and the regulatory approval and maintenance process for such products may be expensive, time-consuming, and uncertain both in timing and in outcome.

Our products are not currently subject to FDA clearance or approval if they are not intended to be used for the diagnosis of disease. However, as we expand our product line to encompass products that are intended to be used for the diagnosis of disease, certain of our products are likely to become subject to regulation by the FDA, or comparable agencies of other countries, including requirements for regulatory approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition, or operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.

Molecular diagnostic products, in particular, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and may require either receiving clearance from the FDA following a pre-market notification process or premarket approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for molecular diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

In addition, the regulatory approval or clearance process required to manufacture, market, and sell our existing and future products that are intended for, and marketed and labeled as, “Research Use Only,” or RUO, is uncertain if such products are used or could be used, even without our consent, for the diagnosis of disease. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Our operating results may vary significantly from period to period, and we may not be able to sustain operating profitability.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services, the effects of new product launches and related promotions, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, the timing of our customers’ funding, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. While we anticipate future growth, there is some uncertainty as to the timing of revenue recognition on a quarterly basis. This is because a substantial portion of our quarterly revenue is typically recognized in the last month of a quarter and because the pattern for revenue generation during that month is normally not linear, with a concentration of orders in the final week of the quarter. In light of that, our revenue cut-off and recognition procedures, together with our manufacturing and shipping operations, may experience increased pressure and demand during the time period shortly before the end of a fiscal quarter.

A large portion of our expenses is relatively fixed, including expenses for facilities, equipment, and personnel. In addition, we expect operating expenses to continue to increase significantly in absolute dollars, and we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Accordingly, our ability to sustain profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses, and if revenue does not grow as anticipated, we may not be able to maintain annual or quarterly profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. In addition, non-cash stock-based compensation expense and expenses related to prior and future acquisitions are also likely to continue to adversely affect our future profitability. Due to the possibility of significant fluctuations in our revenue and expenses, particularly from quarter to quarter, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.

From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in net sales. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, inventories, business combinations and intangible asset valuations, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. In addition, the timing of large orders can have a significant effect on our business and operating results from quarter to quarter.

Ethical, legal, and social concerns related to the use of genetic information could reduce demand for our products or services.

Genetic testing has raised ethical, legal, and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. These and other ethical, legal, and social concerns about genetic testing may limit market acceptance of our technology for certain applications or reduce the potential markets for our technology, either of which could have an adverse effect on our business, financial condition, or results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following chart indicates the facilities we lease as of January 3, 2010, the location and size of each facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

	Approximate		Lease
Location	Square Feet	Operation	Expiration Dates

San Diego, CA	272,000	R&D, Manufacturing, Storage,	2012 – 2023
		Distribution and Administrative
Hayward, CA	105,000	R&D, Manufacturing and Administrative	2010 – 2014
Little Chesterford, United Kingdom	49,000	R&D, Manufacturing and Administrative	2010 – 2024
Singapore	36,000	Manufacturing and Administrative	2010 – 2013
Eindhoven, the Netherlands	11,500	Distribution and Administrative	2011
Tokyo, Japan	6,500	Sales and Administrative	2014
Melbourne, Australia	4,000	Sales and Administrative	2013
China	3,000	Sales and Administrative	2010 – 2012

Item 3.	Legal Proceedings.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

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

	2009		2008
	High	Low	High	Low

First Quarter	$38.87	$23.43	$38.30	$27.89
Second Quarter	39.53	34.27	43.50	34.90
Third Quarter	41.23	31.10	47.88	36.97
Fourth Quarter	43.74	26.50	42.32	18.82

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. The graph assumes that $100 was invested on December 31, 2004 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Holders

As of February 5, 2010 we had 400 record holders of our common stock.

Dividends

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

Purchases of Equity Securities by the Issuer

In July 2009, our board of directors authorized a $75 million stock repurchase program and concurrently terminated a $120 million stock repurchase program authorized by our board of directors in October 2008, under which we had purchased stock totaling $70.8 million in 2008. In November 2009, upon the completion of the repurchase plan authorized in July 2009, our board of directors authorized an additional $100 million stock repurchase program, which was completed in December 2009. The following table summarizes shares repurchased pursuant to these programs during the quarter ended January 3, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares	Average Price	Announced	Purchased Under
Period	Purchased(1)	Paid per Share(1)	Programs(1)	the Programs(1)

September 28 – October 25, 2009	—	$—	—	$75,000,000
October 26 – November 22, 2009	1,289,331	30.87	1,289,331	35,197,269
November 23, 2009 – January 3, 2010	4,766,696	28.36	4,766,696	—

Total	6,056,027	$28.90	6,056,027	$—

(1)	All shares purchased during the quarter ended January 3, 2010 were in connection with our stock repurchase programs authorized by our board of directors in July 2009 and November 2009. All stock repurchases were made in open-market transactions or under a 10b5-1 trading program.

Sales of Unregistered Securities

None during the fourth quarter of fiscal 2009.

Item 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended January 3, 2010.

Statement of Operations Data

	Year Ended_
	January 3,	December 28,	December 30,	December 31	January 1,
	2010	2008	2007	2006	2006
	(53 weeks)	(52 weeks)(1)	(52 weeks)(1)	(52 weeks)	(52 weeks)
	(In thousands, except per share data)

Total revenue	$666,324	$573,225	$366,799	$184,586	$73,501
Income (loss) from operations(2),(3),(4)	125,597	80,457	(301,201)	37,812	(21,447)
Net income (loss)	72,281	39,416	(287,305)	39,968	(20,874)
Net income (loss) per share:
Basic	0.59	0.34	(2.65)	0.45	(0.26)
Diluted	0.53	0.30	(2.65)	0.41	(0.26)
Shares used in calculating net income (loss) per share:
Basic	123,154	116,855	108,308	89,002	80,294
Diluted	137,096	133,607	108,308	97,508	80,294

Balance Sheet Data

	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008(1)	2007(1)	2006	2006
	(In thousands)

Cash, cash equivalents and short-term investments(4),(5),(6),(7)	$693,527	$640,075	$386,082	$130,804	$50,822
Working capital	540,354	483,113	397,040	159,950	57,992
Total assets	1,429,937	1,327,171	929,981	300,584	100,610
Long-term debt, current portion(7)	290,202	276,889	16	—	—
Long-term debt, less current portion(7)	—	—	258,007	—	54
Total stockholders’ equity(2),(3),(4),(5),(6)	864,248	798,667	353,927	247,342	72,497

In addition to the following notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008. See Note 7 of Notes to Consolidated Financial Statements for further information.

(2)	The consolidated financial statements include results of operations of acquired companies commencing on their respective acquisition dates. We completed acquisitions of Avantome, Inc., Solexa, Inc., and Cyvera Corporation in August 2008, January 2007 and April 2005, respectively. As part of the accounting for these acquisitions, we recorded charges to write-off acquired in-process research and development, or IPR&D, of $11.3 million, $24.7 million, $303.4 million and $15.8 million during the fiscal years ended January 3, 2010, December 28, 2008, December 30, 2007 and January 1, 2006, respectively. See Note 1 of Notes to Consolidated Financial Statements for further information.

(3)	On January 2, 2006 we adopted authoritative guidance related to share-based payments using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation expense. See Note 1 and Note 9 of Notes to Consolidated Financial Statements for further information.

(4)	For the year ended December 30, 2007, we recorded a $54.0 million charge for the settlement of our litigation with Affymetrix. In January 2008, we paid $90.0 million related to the Affymetrix settlement. See Note 4 of Notes to Consolidated Financial Statements.

(5)	In August 2008, a total of 8,050,000 shares were sold to the public at a public offering price of $43.75 per share, raising net proceeds to us of $342.7 million. See Note 9 of Notes to Consolidated Financial Statements.

(6)	For the years ended January 3, 2010, December 28, 2008 and December 30, 2007, we repurchased 6.1 million, 3.1 million and 14.8 million shares, respectively, of common stock for $175.1 million, $70.8 million and $251.6 million, respectively. See Note 9 of Notes to Consolidated Financial Statements.

(7)	In February 2007, we issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014. During the third quarter of 2008, the conditions to convertibility were satisfied resulting in a change in the classification of the principal amount of the notes from long-term to current. See Note 7 of Notes to Consolidated Financial Statements for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth below constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in

Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview

We are a leading developer, manufacturer, and marketer of integrated systems for the analysis of genetic variation and biological function. Using our proprietary technologies, we provide a comprehensive line of products and services that currently serve the sequencing, genotyping, and gene expression markets, and we expect to enter the market for molecular diagnostics. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations, and biotechnology companies.

We develop and commercialize sequencing technologies used to perform a range of analyses, including de novo sequencing, whole genome re-sequencing, gene expression analysis, and small RNA analysis. Our product and service offerings also include leading-edge solutions for single-nucleotide polymorphism (SNP) genotyping, copy number variation (CNV), DNA methylation studies, gene expression profiling, and low-multiplex analysis of DNA, RNA, and protein. We believe we are the only company with genome-scale technology for sequencing, genotyping, and gene expression — the three cornerstones of modern genetic analysis.

Our tools provide researchers around the world with the performance, throughput, cost effectiveness, and flexibility necessary to determine and analyze the billions of bits of genetic information needed to extract valuable medical information from advances in genomics and proteomics. We believe this information will enable researchers to correlate genetic variation and biological function, which will enhance drug discovery and clinical research, allow diseases to be detected earlier, and permit better choices of drugs for individual patients.

During the first quarter of 2008, we reorganized our operating structure into a newly created Life Sciences Business Unit, which includes all products and services that are primarily related to the research market, namely those based on our sequencing, BeadArray and Veracode technologies. We also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the year ended January 3, 2010, we had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker, the chief executive officer. Accordingly, we operated in one segment for the year ended January 3, 2010. We will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 15 of this report.

Business Trends and Outlook

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below:

Next Generation Sequencing

Strong demand for next generation sequencing applications continues to drive both sequencing instrument and consumable sales. In 2009 we made advances to our sequencing technology, including enhanced chemistry, algorithms, and hardware which substantially improved accuracy, read length, data density, and ease of use. The combination of these advances increased the output and decreased the cost of sequencing and expanded the number of applications that researchers can perform on our sequencing systems. In early 2010 we expect to begin customer shipments of our recently announced HiSeq 2000 next generation sequencing instrument, which we believe will allow customers to sequence whole human genomes for less than $10,000 in reagent costs. We anticipate our revenue for 2010 will have higher growth in the second half of the year compared to the first half due to the timing of the manufacturing scale-up of the HiSeq 2000 and other significant product launches scheduled for later in the year. We believe that as the cost of next generation sequencing continues to decline, the number of samples available for sequencing will significantly increase.

Genome Wide Association Studies (GWAS)

We experienced a slowdown in the sales of our microarray products during 2009 that was largely attributable to researchers reducing or suspending the initiation of new studies as they waited for rare variant content emerging from the 1000 Genomes Project, an international research effort launched in 2008 to establish the most detailed catalog of human genetic variation. Despite advances in sequencing technology, we believe microarrays remain a cheaper, faster and materially more accurate technology for use when genetic content is known. The information content of specific microarrays is fixed and reproducible; as such, specific microarrays provide repeatable, standardized assays for certain subsets of bases within the overall genome. During 2010, as part of our previously announced GWAS roadmap, we plan to launch arrays that will feature millions of more markers per BeadChip and new rare variant content from the 1000 Genomes Project. As these arrays become available, we believe activity in the microarray market will increase relative to 2009.

American Recovery and Reinvestment Act of 2009 (the Recovery Act)

The Recovery Act was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10 billion in funding was provided to the National Institute of Health (NIH) through September 2010 to support the advancement of scientific research. In the second and third quarters of 2009 we experienced negative unintended consequences of the Recovery Act as customers delayed orders while they waited to receive stimulus funds. During the fourth quarter of 2009, we believe we saw an increase in the distribution of Recovery Act funds and received an estimated $16 million in orders directly related to Recovery Act grants. We believe a significant portion of Recovery Act awards may be distributed in 2010, which may create a pipeline of opportunity in the upcoming year.

Life Science Research Funding Across Regional Markets

We have developed a broad sales and distribution network with a sales presence in more than 40 countries. Our financial results will continue to be impacted by significant regional trends in life science research funding as described below:

•	United States. A significant increase to the NIH budget in addition to Recovery Act stimulus funds has made for a strong funding environment in the United States that we expect to continue into 2010.

•	Asia-Pacific. Strong funding in China was partially offset by a funding decrease in Japan due to a change in government that resulted in the suspension of supplemental life science research funding during the second and third quarters of 2009. During the fourth quarter of 2009, we saw an increase in activity in the Japanese market as funds began to be released, which we expect to continue into 2010.

•	Europe. Central and southern European markets had a strong year driven by the establishment and expansion of genome centers. However, there was a decrease in funding in northern European countries, primarily due to reduced institutional funding in areas like the United Kingdom and the financial crisis in Iceland. We saw some positive signs during the fourth quarter of 2009 in Northern Europe, and, although we expect funding to stabilize, we do not expect a material increase in activity in this region in 2010.

Cost of Revenue

Our cost of revenue as a percentage of revenue declined during 2009 due to cost efficiencies in our manufacturing process and an improved mix of sequencing consumables driven by growth in the installed base of our sequencing systems. We expect changes in our product mix to continue to affect our cost of revenue as a percentage of revenue, particularly in the latter half of the year. We anticipate cost of revenue as a percentage of revenue to be lower in the first half of the year and then increase as the mix shifts to newer products and the effects of our trade-in promotions associated with the launch of the HiSeq 2000 are realized. Additionally, we expect price competition to continue in our market causing added variability in our cost of revenue as a percentage of revenue on a quarterly and annual basis.

Operating Expense

We expect to incur additional operating costs to support the expected growth in our business. As a result of revenues growing faster in the second half of 2010, we expect operating expenses as a percentage of revenue to be higher in the first half of the year compared with the second half. We believe a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base. Selling, general and administrative expenses are also expected to increase in absolute dollars as we continue to expand our staff and add sales and marketing infrastructure.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 stated as a percentage of total revenue.

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Revenue:
Product revenue	94%	93%	89%
Service and other revenue	6	7	11

Total revenue	100	100	100

Costs and expenses:
Cost of product revenue (excluding impairment of manufacturing equipment and amortization of intangible assets)	29	34	33
Cost of service and other revenue	2	2	3
Research and development	21	17	20
Selling, general and administrative	26	26	27
Impairment of manufacturing equipment	—	1	—
Amortization of intangible assets	1	2	1
Acquired in-process research and development	2	4	83
Litigation settlements	—	—	15

Total costs and expenses	81	86	182

Income (loss) from operations	19	14	(82)
Other income (expense):
Interest income	2	2	4
Interest expense	(4)	(4)	(5)
Other income (expense), net	—	1	—

Total other expense, net	(2)	(1)	(1)

Income (loss) before income taxes	17	13	(83)
Provision (benefit) for income taxes	6	6	(4)

Net income (loss)	11%	7%	(79)%

Comparison of Years Ended January 3, 2010 and December 28, 2008

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The year ended January 3, 2010 was 53 weeks and the year end December 28, 2008 was 52 weeks.

Revenue

	Year Ended
	January 3,	December 28,		Percentage
	2010	2008	Change	Change
	(In thousands)

Product revenue	$627,240	$532,390	$94,850	18%
Service and other revenue	39,084	40,835	(1,751)	(4)

Total revenue	$666,324	$573,225	$93,099	16%

Product revenue consists primarily of revenue from the sale of consumables and instruments.

Consumable revenue increased $57.6 million, or 17%, to $391.3 million for the year ended January 3, 2010 compared to $333.7 million for the year ended December 28, 2008. Microarray consumable revenue, which constituted more than half of our consumable revenue, declined $11.4 million, or 4%, primarily attributable to lower sales of whole-genome genotyping arrays partially offset by growth in focused content arrays. The decline was driven by customers delaying the start of new GWAS in anticipation of new and rare variant content from the 1000 Genome Project, order delays directly related to stimulus funding under the Recovery Act and the impact of reduced foundation funding at a few key customers. Sales volume for our Infinium BeadChip product lines, which constitute a majority of our microarray consumable sales, was relatively flat on a sample basis during 2009 compared to 2008. The average selling price per sample, however, declined due to a change in product mix attributable to growth in the sales of our focused content arrays coupled with lower sales of whole-genome genotyping arrays and an increase in the average number of samples per BeadChip.

Revenue from sequencing consumables increased $68.9 million, or 144%, driven by growth in the installed base of our Genome Analyzer systems and the progression of customer labs ramping to production scale. The increase was partially offset by a loss of sales related to a quality issue affecting our paired-end cluster kits that arose in September 2009 when some of our larger sequencing customers began experiencing higher than average error rates on the second read of their paired-end analysis. During the fourth quarter, we began shipping reformulated paired-end cluster kits at full capacity and cleared the related shipping backlog.

Revenue from the sale of instruments increased $40.0 million, or 22%, to $225.7 million for the year ended January 3, 2010 compared to $185.7 million for the year ended December 28, 2008 primarily due to a $56.4 million, or 43%, increase in sales of our sequencing systems. During 2009 as compared to 2008 both units sold and average selling prices increased for our Genome Analyzer systems, which constitute a majority of sequencing instrument revenue. The increase in units sold was driven by increased demand for next generation sequencing and our sequencing-by-synthesis technology. The increase in average selling prices was attributable to the product transition from the Genome Analyzer I to the Genome Analyzer II in the second quarter of 2008 and technological improvements leading to the launch of the Genome Analyzer IIx in the second quarter of 2009. The increase in sequencing instrument revenue was partially offset by a $16.4 million, or 30%, decrease in the sales of our microarray systems, which declined primarily due to customers delaying the start of new GWAS in anticipation of new and rare variant content from the 1000 Genomes Project, order delays directly related to stimulus funding under the Recovery Act and the impact of reduced foundation funding at a few key customers.

Cost of Product and Service and Other Revenue

	Year Ended
	January 3,	December 28,		Percentage
	2010	2008	Change	Change
	(In thousands)

Cost of product revenue	$190,714	$192,868	$(2,154)	(1)%
Cost of service and other revenue	15,055	12,756	2,299	18

Total cost of revenue	$205,769	$205,624	$145	—%

Total cost of revenue, which excludes the impairment of manufacturing equipment and the amortization of intangible assets, remained flat despite higher sales, primarily due to a decrease in manufacturing costs and improved efficiencies.

Cost of product revenue as a percentage of related revenue was 30% for the year ended January 3, 2010, compared to 36% for the year ended December 28, 2008. The decrease was primarily due to lower costs for our sequencing consumables and instrumentation. The cost of sequencing consumables decreased as a percentage of related revenue due to improved overhead absorption from increased volumes and the benefit of decreased costs associated with the reformulation of our sequencing kits launched at the end of the third quarter of 2008. The cost of sequencing instruments decreased as a percentage of related revenue due to production efficiencies and reduced material costs coupled with higher average selling prices.

Operating Expenses

	Year Ended
	January 3,	December 28,		Percentage
	2010	2008	Change	Change
	(In thousands)

Research and development	$140,616	$99,963	$40,653	41%
Selling, general and administrative	176,337	148,014	28,323	19

Total operating expenses	$316,953	$247,977	$68,976	28%

The increase in research and development was driven primarily by a $22.9 million increase in personnel-related expenses, including salaries, non-cash stock-based compensation and benefits, a $10.4 million increase to non-personnel related expenses and an increase in outside services of $3.2 million attributable to consulting fees. These increases are primarily related to the growth in our efforts to optimize and commercialize our sequencing and BeadArray technologies.

The increase in selling, general and administrative expenses was driven by an increase of $26.6 million in personnel-related expenses associated with the growth of our business, including salaries, non-cash stock-based compensation and benefits.

Acquired In-Process Research and Development (IPR&D)

	Year Ended
	January 3,	December 28,		Percentage
	2010	2008	Change	Change
	(In thousands)

Acquired in-process research and development	$11,325	$24,660	$(13,335)	(54)%

During the year ended December 28, 2008, we recorded acquired IPR&D charges of $24.7 million as a result of the Avantome, Inc. acquisition in August 2008. During the year ended January 3, 2010, we recorded additional IPR&D charges of $11.3 million related to milestone payments made to Avantome Inc.’s former shareholders.

Other Income (Expense), Net

	Year Ended
	January 3,	December 28,		Percentage
	2010	2008	Change	Change
	(In thousands)

Interest income	$11,029	$12,519	$(1,490)	(12)%
Interest expense	(23,718)	(22,210)	(1,508)	7
Other income, net	1,217	1,921	(704)	(37)

Total other expense, net	$(11,472)	$(7,770)	$(3,702)	48%

Interest income decreased despite an increase in our average cash and investment balance due to an overall decline in interest rates during 2009. Interest expense increased due to the amortization of the discount on our convertible senior notes. Other income, net decreased due to a decrease of $1.5 million in gains on net foreign currency transactions, which was partially offset by a gain of $0.8 million on the conversion of a portion of our debt during the first quarter of 2009.

Provision for Income Taxes

	Year Ended
	January 3,	December 28,		Percentage
	2010	2008	Change	Change
	(In thousands)

Provision for income taxes	$41,844	$33,271	$8,573	26%

The increase in the provision for income taxes was attributable to the increase in the consolidated income before income taxes. The effective tax rate decreased from 45.8% in 2008 to 36.7% in 2009 predominately because the amount of nondeductible acquired IPR&D recognized for financial reporting purposes was lower by $13.3 million. Additionally, the percentage of consolidated income before income taxes earned in foreign jurisdictions, which primarily have lower statutory tax rates than the U.S. statutory tax rate, increased from 36% in 2008 to 43% in 2009.

Comparison of Years Ended December 28, 2008 and December 30, 2007

Our fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The years ended December 28, 2008 and December 30, 2007 were both 52 weeks.

Revenue

	Year Ended
	December 28,	December 30,		Percentage
	2008	2007	Change	Change
	(In thousands)

Product revenue	$532,390	$326,699	$205,691	63%
Service and other revenue	40,835	40,100	735	2

Total revenue	$573,225	$366,799	$206,426	56%

Product revenue consists primarily of revenue from the sale of consumables and instruments.

Revenue from the sale of consumables increased $140.2 million, or 72%, to $333.7 million for the year ended December 28, 2008 compared to $193.5 million for the year ended December 30, 2007. Growth in consumable revenue was primarily attributable to strong demand for our Infinium and sequencing products, which led to increased sales of $104.8 million and $35.4 million, respectively. The increase in revenue associated with our Infinium products was attributable to the strong demand for our Infinium High-Density BeadChips, particularly the Human610-Quad, which we began shipping during the first quarter of 2008. Of the overall increase in Infinium BeadChip sales, approximately 79% was due to new product introductions with higher average selling prices, while the remaining 21% can be attributed to increased volume. The increase in sequencing consumables was primarily attributable to the growth of our installed base of instruments and the progression of customer labs ramping to production scale.

Revenue from the sale of instruments increased $64.8 million, or 54%, to $185.7 million for the year ended December 28, 2008 compared to $120.9 million for the year ended December 30, 2007. The increase was primarily attributable to a $63.0 million increase in sales of our Genome Analyzer driven by both an increase in sales volume and average selling prices. Additionally, during the second quarter of 2008, we launched the iScan System, our next-generation BeadChip scanner to replace the BeadArray Reader. Any increase in revenue resulting from shipments of this new system was offset by a reduction in sales of our BeadArray Reader as we stopped manufacturing this product upon the launch of our iScan System.

Cost of Product and Service and Other Revenue

	Year Ended
	December 28,	December 30,		Percentage
	2008	2007	Change	Change
	(In thousands)

Cost of product revenue	$192,868	$119,991	$72,877	61%
Cost of service and other revenue	12,756	12,445	311	2

Total cost of product and service and other revenue	$205,624	$132,436	$73,188	55%

Total cost of revenue, which excludes the impairment of manufacturing equipment and the amortization of intangible assets, increased primarily due to higher instrument and consumable sales.

Cost of product revenue as a percentage of related revenue was 36% for the year ended December 28, 2008 compared to 37% for the year ended December 30, 2007. The decrease was primarily due to favorable product mix driven by increased sales of our new High-Density Infinium Beadchips, with higher average selling prices as compared to the Infinium Beadchips sold in the prior year. This was partially offset by increased provisions for inventory obsolescence of $7.2 million for the year ended December 28, 2008 compared to $1.9 million for the year ended December 30, 2007. The increase in the inventory reserve was primarily associated with product transitions. During the year, we recorded reserves for product obsolescence associated with the launch of our new Infinium Beadchips and the launch of a new sequencing kit. Instrument cost of sales as a percentage of related revenue increased slightly over the prior year due to lower average selling prices mainly associated with promotional campaigns as we launched our next generation Beadarray Reader, the iScan in the first half of 2008.

Operating Expenses

	Year Ended
	December 28,	December 30,		Percentage
	2008	2007	Change	Change
	(In thousands)

Research and development	$99,963	$73,943	$26,020	35%
Selling, general and administrative	148,014	101,256	46,758	46

Total operating expenses	$247,977	$175,199	$72,778	42%

The increase in research and development was driven by a $17.4 million increase in personnel-related expenses associated with increased headcount, including salaries, non-cash stock-based compensation and benefits, an $11.6 million increase to non-personnel related expenses associated with the growth of our business and a $1.5 million increase to accrued compensation expense associated with contingent consideration for the Avantome acquisition completed on August 1, 2008. These increases were partially offset by a decrease in outside services of $4.5 million primarily related to a decrease in consulting fees.

The increase in selling, general and administrative expenses was driven primarily by an increase of $42.8 million in personnel-related expenses, including salaries, non-cash stock-based compensation and benefits and a $4.0 million increase to non-personnel related expenses. These increases were primarily associated with the growth of our business.

Acquired In-Process Research and Development (IPR&D)

	Year Ended
	December 28,	December 30,		Percentage
	2008	2007	Change	Change
	(In thousands)

Acquired in-process research and development	$24,660	$303,400	$(278,740)	(92)%

As a result of the Avantome, Inc. acquisition in August 2008 and the Solexa Inc. acquisition in January 2007, we recorded acquired IPR&D charges of $24.7 million and $303.4 million, respectively.

Litigation Settlements

	Year Ended
	December 28,	December 30,		Percentage
	2008	2007	Change	Change
	(In thousands)

Litigation settlements	$—	$54,536	$(54,536)	(100)%

During the year ended December 30, 2007, we recorded a charge of $54.5 million associated with two settlement agreements. The total charge is comprised primarily of $54.0 million related to a $90.0 million settlement with Affymetrix entered into on January 9, 2008 for certain patent litigation between the parties. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the Affymetrix settlement.

Other Income (Expense), Net

	Year Ended
	December 28,	December 30,		Percentage
	2008	2007	Change	Change
	(In thousands)

Interest income	$12,519	$16,025	$(3,506)	(22)%
Interest expense	(22,210)	(18,297)	(3,913)	21
Other income (expense), net	1,921	(47)	1,968	(4,187)

Total other expense, net	$(7,770)	$(2,319)	$(5,451)	(235)%

Interest income decreased due to a change in our cash and investment portfolio to a mix of shorter duration maturities and an increased number of agency-rated investments coupled with the overall decline in interest rates due to market conditions. Interest expense increased due to the amortization of the discount on our convertible senior notes and an additional month and a half of interest expense recorded in the year ended December 28, 2008 compared to the year ended December 30, 2007. Other income (expense), net increased primarily due to $1.9 million in net foreign currency transaction gains for the year ended December 28, 2008 compared to immaterial losses recorded in the year ended December 30, 2007.

Provision (benefit) for Income Taxes

	Year Ended
	December 28,	December 30,		Percentage
	2008	2007	Change	Change
	(In thousands)

Provision (benefit) for income taxes	$33,271	$(16,215)	$49,486	(305)%

The provision (benefit) for income taxes in 2008 was different than in 2007 primarily because the amount of nondeductible acquired IPR&D recognized for financial reporting purposes was lower by $278.7 million. In addition, for the year ended December 30, 2007, the provision for income taxes was reduced by $17.1 million as a result of the release of the valuation allowance against a significant portion of our U.S. deferred tax assets.

Liquidity and Capital Resources

Cash flow summary

	Year Ended	Year Ended	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
	(In thousands)

Net cash provided by operating activities	$174,496	$87,882	$56,294
Net cash used in investing activities	(255,718)	(277,249)	(67,686)
Net cash (used in) provided by financing activities	(98,862)	337,672	148,292
Effect of foreign currency translation	(2,307)	3,778	(345)

Net (decrease) increase in cash and cash equivalents	$(182,391)	$152,083	$136,555

Operating Activities

Cash provided by operating activities for the year ended January 3, 2010 consists of net income of $72.3 million plus net non-cash adjustments of $113.5 million and an $11.3 million increase in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $60.8 million and depreciation and amortization expense related to property and equipment, intangibles and the debt discount on our convertible notes totaling $51.5 million. The main drivers in the change in net operating assets included increases in accounts receivable, inventory, accounts payable and accrued liabilities. These increases were primarily related to the growth of our business.

Investing Activities

Cash used in investing activities totaled $255.7 million for the year ended January 3, 2010. We purchased and sold available-for-sale securities totaling $694.5 million and $515.2 million, respectively. We incurred $51.8 million in capital expenditures primarily associated with the expansion of our facilities and infrastructure at our San Diego, Hayward and UK locations. Additionally, in January 2009, we executed a strategic alliance with Oxford Nanopore Technologies, which consisted of a commercialization agreement and an $18.0 million equity investment. We also agreed to make an additional equity investment upon the achievement of a specific technical milestone.

In August 2008, we completed our acquisition of Avantome, Inc. As consideration for the acquisition, we paid $25.8 million in cash, including transaction costs, at the closing of the acquisition, and have subsequently paid $15.0 million as of February 1, 2010 based on the achievement of, or amendments relating to, certain milestones. We may pay up to an additional $20.0 million in contingent cash consideration to Avantome’s former shareholders based on the achievement of certain remaining milestones.

In January 2008, as part of our Affymetrix settlement, we recorded a $36.0 million intangible asset for licensed technology obtained in the settlement. See Note 4 of Notes to Consolidated Financial Statements for further information regarding intangible assets.

In January of 2007, we completed our acquisition of Solexa, Inc. in a stock-for-stock merger transaction. The Company issued approximately 26.2 million shares of its common stock as consideration for this merger. The acquisition resulted in net cash acquired of $72.1 million.

Financing Activities

Cash used in financing activities totaled $98.9 million for the year ended January 3, 2010. During the year we repurchased approximately 6.1 million shares of our common stock for $175.1 million, which was partially offset by $39.4 million in proceeds received from the exercise of stock options and the sale of shares under our Employee Stock Purchase Plan and $39.3 million of incremental tax benefits related to stock options exercised.

In August 2008, we issued a total of 8.1 million shares at a public offering price of $43.75 per share, raising net proceeds to the Company of $342.7 million, after deducting underwriting discounts and commissions and offering expenses. During the year ended December 28, 2008, we also repurchased approximately 3.1 million shares of our common stock for $70.8 million.

In February 2007, we issued $400.0 million principal amount of 0.625% convertible senior notes due 2014. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. We used $201.6 million of the net proceeds to purchase approximately 11.6 million shares of our common stock in privately negotiated transactions concurrently with the offering. We used $46.6 million of the net proceeds of this offering to pay the net cost of convertible note hedge and warrant transactions, which are designed to reduce the potential dilution upon conversion of the notes. See Note 7 of Notes to Consolidated Financial Statements for further information regarding our convertible senior notes.

Liquidity

We manage our business to maximize operating cash flows as the primary source of our liquidity. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing and financing needs. Historically, we have issued debt and equity securities to finance our requirements to the extent that cash provided by operating activities was not sufficient to fund our needs. We may require additional funding in the future and our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

At January 3, 2010, we had approximately $693.5 million in cash and short-term investments. Short-term investments include marketable securities and auction rate securities totaling $494.0 million and $54.9 million, respectively. Our marketable securities consist of debt securities in government sponsored entities, corporate debt securities and U.S treasury notes. We do not hold securities backed by mortgages. Our auction rate securities were issued primarily by municipalities and universities. The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling their auction rate securities. As of January 3, 2010, the securities continued to fail auction and remained illiquid. In November 2008, we signed a settlement agreement allowing us to sell our auction rate securities at par value to UBS AG (UBS) at our discretion during the period of June 30, 2010 through July 2, 2012. Because we intend to exercise this right when it becomes available, we have classified our auction rate securities as short-term on the balance sheet. See Note 3 of Notes to Consolidated Financial Statements for further information regarding our auction rate securities.

Our outstanding convertible senior notes were convertible into cash and, if applicable, shares of our common stock for the period from April 1, 2008 through December 31, 2008 and became convertible again beginning April 1, 2009 through December 31, 2009. On December 29, 2008, a noteholder converted notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the noteholder the conversion value of the notes in cash, up to the principal amount of the notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the notes was offset by the reacquisition of the shares under the convertible note hedge transactions entered into in connection with the offering of the notes. See Note 7 of Notes to Consolidated Financial Statements for further discussion of the terms of the convertible senior notes.

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	potential strategic acquisitions and investments;

•	support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	the continued advancement of research and development efforts;

•	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	improvements in our manufacturing capacity and efficiency; and

•	the expansion needs of our facilities, including costs of leasing additional facilities.

We expect that our product revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs in 2010, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended January 3, 2010, we were not involved in any “off balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of January 3, 2010, aggregated by type (amounts in thousands):

	Payments Due by Period(1)
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Debt obligations(2)	$400,968	$2,437	$4,875	$393,656	$—
Operating leases	148,415	11,668	24,870	22,310	89,567
Contingent consideration(3)	10,000	10,000	—	—	—
Amounts due under executive deferred compensation plan	4,007	4,007	—	—	—

Total	$563,390	$28,112	$29,745	$415,966	$89,567

(1)	Excludes $11.8 million of uncertain tax benefits. We have not included this amount in the table because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. See Note 11 of Notes to the Consolidated Financial Statements for further discussion of our uncertain tax positions.

(2)	Debt obligations include the principal amount of our convertible senior notes and interest payments totaling 0.625% per annum. Although these notes mature in 2014, we classify the notes as current liabilities because the conditions to convertibility were satisfied during the last three fiscal quarters of

2009 and may be satisfied during certain quarters in 2010. See Note 7 of Notes to Consolidated Financial Statements for further discussion of the terms of the convertible senior notes.

(3)	The $10.0 million included within contingent consideration is the amount owed to the former shareholders of Avantome, Inc. for the achievement of a certain date-specific milestones. The table excludes $20.0 million in additional contingent cash consideration we may be required to pay based on the achievement of certain additional milestones that do not have a fixed funding date and are subject to certain conditions that may or may not occur.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our consolidated financial statements.

We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our consolidated financial statements could have been materially different from those presented. Members of our senior management have discussed the development and selection of our critical accounting policies and estimates, and our disclosure regarding them, with the audit committee of our board of directors. Our accounting policies are more fully described in Note 1 of the Consolidated Financial Statements.

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of arrays, reagents, flow cells and instrumentation. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves significant judgments and estimates and actual results may differ from our estimates.

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

Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is delivered to the customer or agreed-to milestones are reached.

In order to assess whether the price is fixed or determinable, we ensure there are no refund rights. If payment terms are based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment.

Sales of instrumentation generally include a standard one-year warranty. We also sell separately priced maintenance (extended warranty) contracts, which are generally for one year, starting upon the expiration of the initial warranty. Revenue for extended warranty sales is recognized ratably over the term of the extended warranty period. Reserves are provided for estimated product warranty expenses at the time the associated revenue is recognized. If we were to experience an increase in warranty claims or if costs of servicing its products under warranty were greater than its estimates, gross margins could be adversely affected.

We regularly enter into contracts where revenue is derived from multiple deliverables including any mix of products and/or services. These products and/or services are generally delivered within a short time frame, approximately three to six months, of the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

For transactions entered into in 2009, consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, we use best estimate of the selling price for the deliverable. See Recent Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements for further information related to our change in authoritative accounting guidance for revenue recognition.

For transactions entered into prior to 2009, consideration was generally allocated to each unit of accounting based upon its relative fair value when objective and reliable evidence of fair value existed for all units of accounting in an arrangement. The fair value of an item was generally the price charged for the product, if the item was regularly sold on a stand-alone basis. In those instances when objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. When we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

In order to establish VSOE of selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then we consider whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, we have rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, we determine its best estimate of selling price using average selling prices over a rolling 12 month period as well as market conditions. If the product or service has no history of sales, we rely upon prices set by our pricing committee adjusted for applicable discounts.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance.

Investments

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

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

In using this fair value hierarchy, management may be required to make assumptions of pricing by market participants and assumptions about risk, specifically when using unobservable inputs to determine fair value. These assumptions are judgmental in nature and may significantly affect our results of operations.

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

Contingencies

We are subject to legal proceedings primarily related to intellectual property matters. We routinely assess the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. If losses are probable and reasonably estimable, we will record a liability and an expense for the estimated loss. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is probable and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes, which may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Business Combinations and Intangible Asset Valuation

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.

The Company’s intangible assets are comprised primarily of licensed technology from the Affymetrix settlement entered into on January 9, 2008 and acquired core technology and customer relationships from the Solexa acquisition. Management uses a discounted cash flow method to value our intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Goodwill, Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We estimate the fair value of intangible assets and other long-lived assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recovered through undiscounted future operating cash flows. We test for potential impairment of goodwill annually in our second fiscal quarter or whenever indicators of impairment arise.

In order to estimate the fair value of purchased intangible assets and other long-lived assets that have finite useful lives, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We had a total of $213.4 million in goodwill, $117.2 million in net property and equipment and $43.8 million in net intangible assets on our balance sheet at January 3, 2010.

In order to estimate the fair value of goodwill, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for purchased intangible assets and goodwill. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

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

Stock-Based Compensation

We are required to measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on estimated fair value. We estimate the fair value of stock options granted and stock purchases under our employee stock purchase plan using the Black-Scholes-Merton (BSM) option-pricing model. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant.

The determination of fair value of stock-based awards using the BSM model requires the use of certain estimates and highly judgmental assumptions that affect the amount of stock-based compensation expense recognized in our Consolidated Statements of Operations. These include estimates of the expected volatility of our stock price, expected option life, expected dividends and the risk-free interest rate. We determine the volatility of our stock price by equally weighing the historical and implied volatility of our common stock. The historical volatility of our common stock over the most recent period is generally commensurate with the estimated expected life of our stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. Implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected option life of an award is based on historical forfeiture experience, exercise activity and on the terms and conditions of the stock awards granted to employees. We determined expected dividend yield to be 0% given we have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period.

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the U.S. and the numerous foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates and estimates of the company’s future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Based on the available evidence as of January 3, 2010, we were not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, we recorded a valuation allowance of $2.8 million and $12.1 million against certain U.S. and foreign deferred tax assets, respectively.

We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of the company’s return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is included in Note 1 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. For example, if a 100 basis point change in overall interest rates were to occur in 2010, our interest income would change by approximately $6.9 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of January 3, 2010.

Market Price Sensitive Instruments

In order to reduce potential equity dilution, in connection with the issuance (and potential conversion) of our convertible notes, we entered into convertible note hedge transactions, entitling us to purchase up to 18,322,320 shares of our common stock at a strike price of $21.83 per share, subject to adjustment. In addition, we sold to the hedge transaction counterparties warrants exercisable on a net-share basis, for up to 18,322,320 shares of our common stock at a strike price of $31.435 per share, subject to adjustment. The anti-dilutive effect of the note hedge transactions, if any, could be partially or fully offset to the extent the trading price of our common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, assuming the warrants are exercised.

Foreign Currency Exchange Risk

Many of our reporting entities conduct a portion of their business in currencies other than the entity’s U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the entity’s functional currency. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro, Yen, British pound sterling, Australian dollar and Singapore dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income (loss). We recognized a net currency exchange gain on business transactions, net of hedging transactions, of $0.4 million and $1.9 million for the years ended January 3, 2010 and December 28, 2008, respectively, which are included in other income (expense), net, in the consolidated statements of operations.

During 2009, we began using forward exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in currencies other than the entity’s functional currency. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income (loss), as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. At January 3, 2010, we had an immaterial amount of foreign currency forward contracts outstanding to hedge foreign currency risk.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of January 3, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of January 3, 2010, our disclosure controls and procedures were effective to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2009 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2010. The effectiveness of our internal control over financial reporting as of January 3, 2010 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Illumina, Inc.

We have audited Illumina, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Illumina, Inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010 of Illumina, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 26, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

(b) Identification of Executive Officers. Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Compliance with Section 16(a) of the Securities Exchange Act” to be contained in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

Code of Ethics

We have adopted a code of ethics for our directors, officers and employees, which is available on our website at www.illumina.com in the Corporate Governance portal of the Investor Relations section under “Company.” A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Corporate Secretary, Illumina, Inc., 9885 Towne Centre Dr., San Diego, California 92121. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website. The information on, or that can be accessed from, our website is not incorporated by reference into this report.

Item 11.	Executive Compensation.

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation” and “Equity Compensation Plan Information” to be contained in our definitive Proxy

Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 7, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	000-30361	3.1	09/23/08
3.2	Amended and Restated Bylaws	8-K	000-30361	3.2	04/29/09
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included as Exhibit A to exhibit 4.3)	8-A	000-30361	4.3	05/14/01
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	07/03/00
4.2	Rights Agreement, dated as of May 3, 2001, between Illumina and Equiserve Trust Company, N.A.	8-A	000-30361	4.3	05/14/01

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

4.3		Indenture related to the 0.625% Convertible Senior Notes due 2014, dated as of February 16, 2007, between Illumina and The Bank of New York, as trustee	8-K	000-30361	4.1	02/16/07
+10	.1	Form of Indemnification Agreement between Illumina and each of its directors and officers	S-1/A	333-33922	10.1	07/03/00
+10	.2	1998 Incentive Stock Plan	S-1/A	333-33922	10.2	07/03/00
+10	.3	2000 Employee Stock Purchase Plan, as amended and restated through October 28, 2009					X
+10	.4	2000 Stock Plan, as amended and restated through March 21, 2002	10-Q	000-30361	10.22	05/13/02
+10	.5	2005 Stock and Incentive Plan, as amended and restated through October 28, 2009					X
+10	.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	000-30361	10.35	02/26/09
+10	.7	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009					X
10.8		License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	05/03/07
+10	.9	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/07
+10	.10	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/07
+10	.11	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/07
+10	.12	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	02/26/09
+10	.13	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	02/26/09
10.14		License Agreement, dated June 24, 2002, between Dade Behring Marburg GmbH and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.23	03/02/04
10.15		Non-exclusive License Agreement, dated January 24, 2002, between Amersham Biosciences Corp. and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.24	03/02/04
10.16		Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	05/03/07
10.17		Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Illumina (with certain confidential portions omitted)	10-Q	000-30361	10.27	11/12/04
10.18		Collaboration Agreement, dated December 17, 2004, between Invitrogen Corporation and Illumina (with certain confidential portions omitted)	10-K	000-30361	10.28	03/08/05

			Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File Number	Exhibit	Date	Herewith

+10	.19	Offer letter for Christian O. Henry dated April 26, 2005	10-Q	000-30361	10.33	08/08/05
10.20		Joint Development and Licensing Agreement, dated May 15, 2006, between deCODE genetics, ehf. and Illumina (with certain confidential portions omitted)	10-Q	000-30361	10.32	08/02/06
+10	.21	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	02/26/09
+10	.22	Form of Amended and Restated Change in Control Severance Agreement between Illumina and its executive officers	10-K	000-30361	10.34	02/26/09
+10	.23	Form of Restricted Stock Unit Agreement for Non-Employee Directors under Illumina’s 2005 Stock and Incentive Plan	10-K	000-30361	10.35	02/26/09
10.24		Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	05/03/07
10.25		Settlement and Release Agreement between Affymetrix, Inc. and Illumina, dated January 9, 2008	10-K	000-30361	10.44	02/26/08
10.26		Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.1	02/16/07
10.27		Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.2	02/16/07
10.28		Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.3	02/16/07
10.29		Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.4	02/16/07
10.30		Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.5	02/16/07
10.31		Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.6	02/16/07
+10	.32	Indemnification Agreement between Illumina and Gregory F. Heath	10-Q	000-30361	10.55	07/25/08
+10	.33	Indemnification Agreement between Illumina and Joel McComb	10-Q	000-30361	10.56	07/25/08
+10	.34	Severance and Release Agreement, dated February 22, 2010, between Joel McComb and Illumina					X
21.1		Subsidiaries of Illumina					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (included on the signature page)					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Management contract or corporate plan or arrangement

Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

Illumina, Inc.

By	/s/ Jay T. Flatley
Jay T. Flatley
President and Chief Executive Officer

February 26, 2010

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

/s/ Jay T. Flatley Jay T. Flatley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Christian O. Henry Christian O. Henry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 26, 2010

/s/ A. Blaine Bowman A. Blaine Bowman	Director	February 26, 2010

/s/ Daniel M. Bradbury Daniel M. Bradbury	Director	February 26, 2010

/s/ Karin Eastham Karin Eastham	Director	February 26, 2010

/s/ Jack Goldstein Jack Goldstein	Director	February 26, 2010

/s/ Paul Grint Paul Grint	Director	February 26, 2010

/s/ David R. Walt David R. Walt	Director	February 26, 2010

/s/ Roy Whitfield Roy Whitfield	Director	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Illumina, Inc.

We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc., at January 3, 2010 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (Codified in FASB ASC Topic 470, Debt Conversions and Other Options) effective as of December 29, 2008 and retroactively adjusted all periods presented in the consolidated financial statements for this change. Also described in Note 1 is the Company’s 2009 change in its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No.  2009-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective December 29, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Illumina, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 26, 2010

ILLUMINA, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
	2010	2008(1)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$144,633	$327,024
Short-term investments	548,894	313,051
Accounts receivable, net	157,751	133,266
Inventory, net	92,776	73,431
Deferred tax assets, current portion	20,021	8,635
Prepaid expenses and other current assets	17,515	14,154

Total current assets	981,590	869,561
Property and equipment, net	117,188	89,436
Long-term investments	—	55,900
Goodwill	213,452	213,452
Intangible assets, net	43,788	47,755
Deferred tax assets, long-term portion	47,371	46,242
Other assets	26,548	4,825

Total assets	$1,429,937	$1,327,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,781	$29,204
Accrued liabilities	98,253	80,355
Long-term debt, current portion	290,202	276,889

Total current liabilities	441,236	386,448
Other long-term liabilities	24,656	18,946
Commitments and contingencies
Conversion option subject to cash settlement	99,797	123,110
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at January 3, 2010 and December 28, 2008	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 143,544,265 shares issued at January 3, 2010, 138,936,582 shares issued at December 28, 2008	1,436	1,389
Additional paid-in capital	1,637,751	1,469,770
Accumulated other comprehensive income	2,830	2,422
Accumulated deficit	(280,226)	(352,507)
Treasury stock, at cost (24,068,450 shares at January 3, 2010 and 17,927,983 shares at December 28, 2008)	(497,543)	(322,407)

Total stockholders’ equity	864,248	798,667

Total liabilities and stockholders’ equity	$1,429,937	$1,327,171

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended_
	January 3,	December 28,	December 30,
	2010	2008(1)	2007(1)
	(In thousands, except per share amounts)

Revenue:
Product revenue	$627,240	$532,390	$326,699
Service and other revenue	39,084	40,835	40,100

Total revenue	666,324	573,225	366,799
Costs and expenses:
Cost of product revenue (excluding impairment of manufacturing equipment and amortization of intangible assets)	190,714	192,868	119,991
Cost of service and other revenue	15,055	12,756	12,445
Research and development	140,616	99,963	73,943
Selling, general and administrative	176,337	148,014	101,256
Impairment of manufacturing equipment	—	4,069	—
Amortization of intangible assets	6,680	10,438	2,429
Acquired in-process research and development	11,325	24,660	303,400
Litigation settlements	—	—	54,536

Total costs and expenses	540,727	492,768	668,000

Income (loss) from operations	125,597	80,457	(301,201)
Other income (expense), net:
Interest income	11,029	12,519	16,025
Interest expense	(23,718)	(22,210)	(18,297)
Other income (expense), net	1,217	1,921	(47)

Total other expense, net	(11,472)	(7,770)	(2,319)

Income (loss) before income taxes	114,125	72,687	(303,520)
Provision (benefit) for income taxes	41,844	33,271	(16,215)

Net income (loss)	$72,281	$39,416	$(287,305)

Net income (loss) per basic share	$0.59	$0.34	$(2.65)

Net income (loss) per diluted share	$0.53	$0.30	$(2.65)

Shares used in calculating basic net income (loss) per share	123,154	116,855	108,308

Shares used in calculating diluted net income (loss) per share	137,096	133,607	108,308

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
				(In thousands)

Balance as of January 1, 2007	93,714	$938	$339,728	$11,294	$(104,618)	—	$—	$247,342
Components of comprehensive loss:
Net loss(1)	—	—	—	—	(287,305)	—	—	(287,305)
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(10,529)	—	—	—	(10,529)
Foreign currency translation adjustment	—	—	—	582	—	—	—	582

Comprehensive loss								(297,252)
Issuance of common stock	4,654	46	30,044	—	—	—	—	30,090
Issuance of common stock for the acquisition of Solexa, Inc.	26,442	264	530,460	—	—	—	—	530,724
Fair value of options assumed from Solexa, Inc.	—	—	75,334	—	—	—	—	75,334
Convertible note hedge	—	—	(139,040)	—	—	—	—	(139,040)
Warrants issued in connection with the convertible debt issuance	—	—	92,440	—	—	—	—	92,440
Warrants exercised	798	8	6,067	—	—	—	—	6,075
Stock-based compensation	—	—	33,926	—	—	—	—	33,926
Incremental tax benefit related to stock options exercised	—	—	20,086	—	—	—	—	20,086
Incremental tax benefit related to convertible debt issuance	—	—	54,629	—	—	—	—	54,629
Repurchases of common stock	—	—	—	—	—	(14,819)	(251,622)	(251,622)
Impact of convertible debt(1)	—	—	(48,805)	—	—	—	—	(48,805)

Balance as of December 30, 2007(1)	125,608	1,256	994,869	1,347	(391,923)	(14,819)	(251,622)	353,927
Components of comprehensive income:
Net income(1)	—	—	—	—	39,416	—	—	39,416
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	920	—	—	—	920
Foreign currency translation adjustment	—	—	(16)	155	—	—	—	139

Comprehensive income								40,475
Issuance of common stock in conjunction with secondary offering, net of issuance costs	8,050	80	342,570	—	—	—	—	342,650
Issuance of common stock under employee stock plans	4,923	49	44,281	—	—	—	—	44,330
Warrants exercised	356	4	2,987	—	—	—	—	2,991
Stock-based compensation	—	—	47,695	—	—	—	—	47,695
Incremental tax benefit related to stock options exercised	—	—	18,501	—	—	—	—	18,501
Repurchases of common stock	—	—	—	—	—	(3,109)	(70,785)	(70,785)
Impact of convertible debt(1)	—	—	18,883	—	—	—	—	18,883

Balance as of December 28, 2008(1)	138,937	1,389	1,469,770	2,422	(352,507)	(17,928)	(322,407)	798,667
Components of comprehensive income:
Net income	—	—	—	—	72,281	—	—	72,281
Unrealized gain on available-for-sale securities, net of deferred tax	—	—		408	—	—	—	408

Comprehensive income								72,689
Issuance of common stock	3,569	36	39,343	—	—	—	—	39,379
Warrants exercised	954	10	7,566	—	—	—	—	7,576
Stock-based compensation	—	—	60,813	—	—	—	—	60,813
Incremental tax benefit related to stock options exercised	—	—	39,319	—	—	—	—	39,319
Repurchases of common stock	—	—	—	—	—	(6,140)	(175,136)	(175,136)
Impact of convertible debt	84	1	20,940	—	—	—	—	20,941

Balance as of January 3, 2010	143,544	$1,436	$1,637,751	$2,830	$(280,226)	(24,068)	$(497,543)	$864,248

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008(1)	2007(1)
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$72,281	$39,416	$(287,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	11,325	24,660	303,400
Amortization of intangible assets	6,680	10,438	2,429
Amortization of debt discount	20,286	18,883	15,335
Depreciation expense	24,504	17,285	11,464
Impairment of manufacturing equipment	—	4,069	—
Stock-based compensation expense	60,811	47,688	33,746
Incremental tax benefit related to stock options exercised	(39,319)	(18,501)	(20,086)
Deferred income taxes	29,704	31,533	(17,197)
Other non-cash adjustments	(487)	803	1,347
Changes in operating assets and liabilities:
Accounts receivable	(18,578)	(57,672)	(37,060)
Inventory	(19,201)	(19,560)	(27,130)
Prepaid expenses and other current assets	(3,429)	2,322	(6,128)
Other assets	(2,670)	(1,815)	2,612
Accounts payable	11,778	4,840	12,262
Litigation settlements payable	—	(54,536)	54,536
Accrued income taxes	2,378	2,377	1,586
Accrued liabilities	17,619	29,339	15,901
Other long-term liabilities	814	6,313	(3,418)

Net cash provided by operating activities	174,496	87,882	56,294

Cash flows from investing activities:
Cash (paid for) obtained in acquisition, including cash paid for transaction costs	(1,325)	(24,666)	72,075
Sale of secured convertible debentures	—	—	3,593
Purchases of available-for-sale securities	(694,487)	(568,707)	(598,383)
Sales and maturities of available-for-sale securities	515,216	411,817	479,415
Purchase of property and equipment	(51,822)	(59,693)	(24,301)
Investments in other entities	(19,900)	—	—
Cash paid for intangible assets	(3,400)	(36,000)	(85)

Net cash used in investing activities	(255,718)	(277,249)	(67,686)

Cash flows from financing activities:
Payments on current portion of long-term debt	(10,000)	(15)	(95)
Proceeds from issuance of convertible debt, net of issuance costs	—	—	390,269
Purchase of convertible note hedges	—	—	(139,040)
Proceeds from the exercise of warrants	7,576	2,991	98,515
Common stock repurchases	(175,136)	(70,785)	(251,622)
Proceeds from secondary offering, net of issuance cost	—	342,650	—
Proceeds from issuance of common stock	39,379	44,330	30,179
Incremental tax benefit related to stock options exercised	39,319	18,501	20,086

Net cash (used in) provided by financing activities	(98,862)	337,672	148,292

Effect of foreign currency translation on cash and cash equivalents	(2,307)	3,778	(345)

Net (decrease) increase in cash and cash equivalents	(182,391)	152,083	136,555
Cash and cash equivalents at beginning of period	327,024	174,941	38,386

Cash and cash equivalents at end of period	$144,633	$327,024	$174,941

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,437	$2,553	$1,378

Cash paid (refunded) for income taxes	$10,361	$(1,653)	$2,581

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.

See accompanying notes to consolidated financial statements

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Illumina, Inc. (the Company) is a leading developer, manufacturer and marketer of integrated systems for the analysis of genetic variation and biological function. Using the Company’s proprietary technologies, Illumina provides a comprehensive line of products and services that currently serve the sequencing, genotyping and gene expression markets and the Company expects to enter the market for molecular diagnostics. The Company’s customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations and biotechnology companies.

Acquisitions

On August 1, 2008, the Company completed its acquisition of Avantome, Inc., a development-stage company creating a low cost, long-read sequencing technology. At the time of the acquisition, the Company paid $25.8 million in cash, including transaction costs, and recorded a charge of $24.7 million for purchased in-process research and development (IPR&D). As part of the acquisition agreement, Illumina agreed to pay Avantome’s former shareholders up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. For the year ended January 3, 2010, the Company recorded IPR&D of $11.3 million and compensation expense of $3.7 million associated with these milestones. For the year ended December 28, 2008, compensation expense of $1.5 million was recorded associated with these milestones. Compensation expense associated with the Avantome acquisition is included in research and development in the consolidated statements of operations.

On January 26, 2007, the Company completed its acquisition of Solexa, Inc., in a stock-for-stock merger transaction. The Company issued 26.2 million shares of its common stock as consideration for this merger. Based on the estimated fair values at the acquisition date, the Company allocated $303.4 million to IPR&D, $62.2 million to tangible assets acquired and liabilities assumed and $24.4 million to intangible assets. The remaining excess of the purchase price over the fair value of net assets acquired of $213.4 million was allocated to goodwill.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The year ended January 3, 2010 was 53 weeks; the years ended December 28, 2008 and December 30, 2007 were 52 weeks.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. During the fourth quarter of 2009, the Company determined that pre-acquisition net operating loss carryforwards of Solexa that were included in goodwill could be utilized by the Company. Therefore, the Company has updated the Consolidated Financial Statements and related disclosures to reclassify $15.3 million from goodwill to

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term deferred tax assets to correctly reflect the tax effect of Solexa’s pre-acquisition net operating losses that can be utilized by the Company.

Use of Estimates

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Segment Information

During the first quarter of 2008, the Company reorganized its operating structure into a newly created Life Sciences Business Unit, which includes all products and services that are primarily related to the research market, namely the sequencing, BeadArray, and VeraCode product lines. The Company also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the year ended January 3, 2010, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. Accordingly, the Company operated in one segment for the year ended January 3, 2010. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.

Cash Equivalents and Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase.

Short-term investments consist of U.S. Treasury and U.S. government agency securities, municipal notes, corporate notes and bonds and commercial paper. Management classifies short-term investments as available-for-sale or trading at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale and trading securities are included in accumulated other comprehensive income, a component of stockholders’ equity, and other income, net, respectively. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if it is likely that the Company will have to sell the securities before the recovery of their cost basis and it is the Company’s intent to do so. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Included in short-term investments are the Company’s auction rate securities and a put option related to the Company’s settlement agreement with UBS that gives the Company the right to sell its auction rate securities to UBS AG (UBS) at par value during the period of June 30, 2010 through July 2, 2012 (the Settlement). These securities had previously been classified as long-term investments; however, they were reclassified to short-term investments in fiscal 2009 as the Company intends to exercise its right to sell the securities back to UBS during the Settlement period. The auction rate securities are classified as trading securities and both the put option and the auction rate securities are recorded at estimated fair value, with unrealized gains and losses, if any, recognized in other income (expense), net on the consolidated statements of operations. See Note 3 for further detailed discussion.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, foreign cash accounts, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the convertible senior notes is determined by using available market information as of the latest trading date prior to the Company’s fiscal year-end provided by a third party financial institution. The par value and fair value of the Company’s convertible notes was $390.0 million and $553.2 million, respectively, at January 3, 2010 and $400.0 million and $473.0 million, respectively, at December 28, 2008.

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

The Company is also subject to risks related to its financial instruments including its cash and cash equivalents, investments and accounts receivable. Most of the Company’s cash and cash equivalents as of January 3, 2010 were deposited with financial institutions in the United States. The Company’s investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio at the time of purchase and to any one industry sector, as defined by Bloomberg classifications, to 25% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in securities issued by the U.S government and money market funds. The Company has historically not experienced significant credit losses from investments and accounts receivable. The Company performs a regular review of customer activity and associated credit risks.

The Company’s products require customized components that currently are available from a limited number of sources. The Company obtains certain key components included in its products from single vendors.

Shipments to customers outside the United States comprised 48%, 51% and 43% of the Company’s revenue for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Customers outside the United States represented 46% and 61% of the Company’s net accounts receivable balance as of January 3, 2010 and December 28, 2008, respectively. Sales to territories outside of the United States are generally denominated in U.S. dollars. International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed.

Aggregated accounts receivable from one customer comprised more than 10% of gross customer receivable at January 3, 2010.

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

The Company regularly performs reviews to determine if the carrying values of the long-lived assets are impaired. Goodwill and other intangible assets that have indefinite useful lives are reviewed for impairment at least annually during the second fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. The Company performed its annual impairment test of goodwill in May of 2009, utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset, noting no impairment and has determined there have been no impairment indicators for goodwill through January 3, 2010. A review of intangible assets that have finite useful lives and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying amount of such assets exceeds its estimated fair value. If impairment is indicated, the Company compares the carrying amount to the estimated fair value of the asset and adjusts the value of the asset accordingly. Factors that would necessitate an impairment assessment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows and significant changes in the Company’s strategic business objectives and utilization of the asset.

Reserve for Product Warranties

The Company generally provides a one-year warranty on genotyping, gene expression and sequencing systems. Additionally, the Company provides a warranty on its consumable sales through the expiry date, which generally ranges from six to twelve months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts for systems are recorded as a cost of service and other revenue ratably over the term of the maintenance contract. See Note 6 for further detailed discussion.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue for product sales is recognized generally upon shipment and transfer of title to the customer, provided no significant obligations remain and collection of the receivable is reasonably assured. Revenue for genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer or agreed upon milestones are reached.

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

The Company regularly enters into contracts where revenue is derived from multiple deliverables including any mix of products and/or services. These products and/or services are generally delivered within a short time frame, approximately three to six months, of the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

For transactions entered into during 2009, consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. See Recent Accounting Pronouncements in Note 1 for further information related to the Company’s change in authoritative accounting guidance for revenue recognition.

For transactions entered into prior to 2009, consideration was generally allocated to each unit of accounting based upon its relative fair value when objective and reliable evidence of fair value existed for all units of accounting in an arrangement. The fair value of an item was generally the price charged for the product, if the item was regularly sold on a stand-alone basis. In those instances when objective and reliable

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. When the Company was unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

In order to establish VSOE of selling price, the Company must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12 month period as well as market conditions. If the product or service has no history of sales, the Company relies upon prices set by the Company’s pricing committee adjusted for applicable discounts.

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

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis as of January 3, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Debt securities in government sponsored entities	$289,701	$—	$—	$289,701
Corporate debt securities	192,821	—	—	192,821
Auction rate securities	—	—	54,900	54,900
U.S. Treasury securities	11,472	—	—	11,472

Total assets measured at fair value	$493,994	$—	$54,900	$548,894

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Expenses

Shipping and handling expenses are included in cost of product revenue and totaled $4.8 million, $3.7 million and $2.2 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Research and Development

Research and development expenses consist of costs incurred for internal and grant-sponsored research and development. Research and development expenses include salaries, contractor fees, facilities costs, utilities and allocations of benefits. Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs were $4.2 million, $3.4 million and $2.8 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records the total rent payable on a straight-line basis over the term of the lease, which includes the construction build-out period but excludes lease extension periods. The difference between rent payments and straight-line rent expense is recorded in other long-term liabilities. Landlord allowances are also recorded in other long-term liabilities, which are amortized on a straight-line basis over the lease term as a reduction to rent expense.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when the Company believes it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating the ability to recover deferred tax assets within the jurisdiction which they arise the Company considers all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Functional Currency

Prior to the third quarter of 2008, the Company identified the local currency as the functional currency in each of its foreign subsidiaries, with all translation adjustments recorded as part of other comprehensive income. Beginning in the third quarter of 2008, the Company reorganized its international structure to execute a more efficient relationship between product development, product manufacturing and sales. This reorganization increased the foreign subsidiaries’ dependence on the U.S. entity for management decisions, financial support, production assets and inventory, thereby making the foreign subsidiaries a direct and integral component of the U.S. entity’s operations. As a result, the Company reassessed the primary economic environment of its foreign subsidiaries, resulting in a U.S. dollar functional currency determination. Beginning in the third quarter of 2008, the Company remeasures its foreign subsidiaries’ assets and liabilities and revenue and expense accounts related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in other income (expense), net in the consolidated statements of operations. Gains resulting from remeasurement were $0.4 million and $1.9 million for the years ended January 3, 2010 and December 28, 2008, respectively. There were no gains or losses resulting from remeasurement in the year ended December 30, 2007.

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the derivative are recognized in other income (expense), net, in the consolidated statements of operations for the current period, along with an offsetting gain or loss on the underlying assets or liabilities.

Stock-Based Compensation

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions including expected volatility, expected option life, expected dividends, and the risk-free interest rates. The Company determines volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards granted to employees.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Interest rate — stock options	1.69 - 1.97%	2.31 - 3.52%	3.68 - 4.90%
Interest rate — stock purchases	0.28 - 2.90%	1.88 - 4.71%	4.71 -4.86%
Volatility — stock options	55 - 58%	51 - 65%	55-70%
Volatility — stock purchases	48 - 58%	53 - 69%	69 - 76%
Expected life — stock options	5 years	5 - 6 years	6 years
Expected life — stock purchases	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividend yield	0%	0%	0%
Weighted average fair value per share of options granted	$14.79	$18.31	$12.86
Weighted average fair value per share of employee stock purchases	$9.24	$11.45	$7.33

The fair value of restricted stock units granted during the years ended January 3, 2010 and December 28, 2008 was based on the market price of our common stock on the date of grant.

As of January 3, 2010, $153.1 million of total unrecognized compensation cost related to stock options, restricted stock and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 1.67 years.

Total share-based compensation expense for employee stock options and stock purchases consists of the following (in thousands, except per share data):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Cost of product revenue	$4,776	$4,710	$4,045
Cost of service and other revenue	514	400	279
Research and development	19,960	14,086	10,016
Selling, general and administrative	35,561	28,492	19,406

Share-based compensation expense before taxes	60,811	47,688	33,746
Related income tax benefits	(20,121)	(15,844)	(11,005)

Share-based compensation expense, net of taxes	$40,690	$31,844	$22,741

Net share-based compensation expense per share of common stock:
Basic	$0.33	$0.27	$0.21

Diluted	$0.30	$0.24	$0.21

Net Income (Loss) per Share

On July 22, 2008, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of September 10, 2008 and a distribution date of September 22, 2008. Share and per share amounts have been restated to reflect the stock split for all periods presented.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Weighted-average shares outstanding	123,154	116,855	108,328
Less: Weighted-average shares of common stock subject to repurchase	—	—	(20)

Weighted-average shares used in calculating basic net income (loss) per share	123,154	116,855	108,308
Plus: Effect of dilutive Convertible Senior Notes	6,497	6,653	—
Plus: Effect of dilutive equity awards	4,335	5,373	—
Plus: Effect of dilutive warrants sold in connection with the Convertible Senior Notes	1,566	2,487	—
Plus: Effect of dilutive warrants assumed in the acquisition of Solexa	1,544	2,239	—

Weighted-average shares used in calculating diluted net income (loss) per share	137,096	133,607	108,308

Weighted average shares excluded from calculation due to anti-dilutive effect	924	370	42,882

Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The Company has disclosed comprehensive income as a component of stockholders’ equity.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income are as follows (in thousands):

	January 3,	December 28,
	2010	2008

Foreign currency translation adjustments	$1,338	$1,338
Unrealized gain on available-for-sale securities, net of deferred tax	1,492	1,084

Total other comprehensive income	$2,830	$2,422

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Convertible Debt Instruments

In May 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The Company adopted the guidance effective December 29, 2008, impacting the accounting for the Company’s convertible senior notes by requiring the Company to account separately for the liability and equity components of the convertible debt. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method. Upon application of this guidance, the only change to diluted earnings per share resulted from the effects of increased interest expense and the associated tax effects. The guidance requires retrospective application to the terms of instruments as they existed for all periods presented. See Note 7 for information on the impact of our adoption of the guidance and the assumptions we used to estimate the fair value of the liability component.

Derivatives

In June 2008, the FASB ratified authoritative guidance addressing the accounting for certain instruments (or embedded features) determined to be indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company adopted this guidance effective December 29, 2008, requiring the Company to perform additional analyses on both its freestanding equity derivatives and embedded equity derivative features. However, the adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the guidance on a prospective basis in the interim period ended June 28, 2009 without material impact on the Company’s consolidated financial statements. Refer to Note 3 for further detailed discussion on the fair value of financial instruments.

Accounting for Subsequent Events

In May 2009, the FASB issued authoritative guidance related to general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance in the interim period ended June 28, 2009 without material impact on the Company’s consolidated financial statements.

FASB Codification

In June 2009, the FASB issued authoritative guidance for the FASB Codification to become the source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. The Company adopted this guidance in the interim period ended September 27, 2009 without material impact on the Company’s consolidated financial statements.

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

The Company adopted the guidance on a prospective basis in the interim period ended September 27, 2009. Prospective application required the Company to apply the guidance to all revenue arrangements entered into or materially modified since the beginning of fiscal 2009. This prospective application had no impact on the Company’s consolidated financial statements for the interim periods ended March 29, 2009 and June 28, 2009. During the third and fourth quarter of 2009, the Company recorded additional revenue of $2.3 million and $5.7 million respectively, which would have been deferred under previous accounting guidance. In future interim and fiscal year periods, the adoption of this guidance may have a material impact on the Company’s financial results to the extent the Company enters into arrangements with multiple deliverables and does not have VSOE or third party evidence of selling price for material undelivered elements. Refer to the Summary of Significant Accounting Principles in Note 1 for further information on the Company’s revenue recognition policies.

In September 2009, the FASB also ratified authoritative accounting guidance requiring the sales of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality to be excluded from the scope of the software revenue guidance. The Company adopted the guidance on a prospective basis during the three months ended September 27, 2009 effective for all periods in 2009. Prior to the adoption of this guidance, the Company assessed all software items included in the Company’s product offerings to be incidental to the product itself and, therefore,

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded all sales from the scope of the related software revenue guidance. As a result, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

Definition of a Business

During 2009, the FASB revised guidance related to business combinations, which changed the definition of a business. Previously, a business was defined as having three elements: (i) inputs, (ii) processes applied to those inputs, and (iii) outputs. The new guidance broadens the definition and no longer requires the third element to be present for a set of activities and assets to be considered a business. The Company has adopted this guidance for the interim period ending January 3, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value of Liabilities

In August 2009, the FASB issued authoritative guidance related to measuring liabilities at fair value when a quoted price in an active market is not available. This guidance is effective for reporting periods beginning after August 28, 2009. The Company has adopted this guidance in the interim period ending January 3, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

2.	Balance Sheet Account Details

Accounts receivable consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Accounts receivable from product and service sales	$157,536	$132,564
Other receivables	1,613	1,840

	159,149	134,404
Allowance for doubtful accounts	(1,398)	(1,138)

Total	$157,751	$133,266

Inventory, net, consists of the following (in thousands):

	January 3,	December 28,
	2010	2008

Raw materials	$39,144	$32,501
Work in process	51,670	34,063
Finished goods	1,962	6,867

Total inventory, net	$92,776	$73,431

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Leasehold improvements	$55,322	$26,637
Manufacturing and laboratory equipment	92,956	83,317
Computer equipment and software	37,071	27,490
Furniture and fixtures	5,993	4,167

	191,342	141,611
Accumulated depreciation and amortization	(74,154)	(52,175)

Total	$117,188	$89,436

Depreciation expense was $24.5 million, $17.3 million and $11.5 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Accrued liabilities consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Compensation	$32,487	$30,330
Short-term deferred revenue	27,445	15,862
Taxes	12,109	9,456
Reserve for product warranties	10,215	8,203
Customer deposits	6,121	6,583
Accrued royalties	2,552	2,695
Legal and other professional fees	1,818	1,708
Other	5,506	5,518

Total	$98,253	$80,355

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Short-term investments

The following is a summary of short-term investments (in thousands):

	January 3, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Debt securities in government sponsored entities	$289,101	$702	$(102)	$289,701
Corporate debt securities	190,949	2,039	(166)	192,822
U.S. treasury securities	11,487	12	(28)	11,471

Total available-for-sale securities	491,537	2,753	(296)	493,994
Trading securities:
Auction rate securities	54,900	—	(6,129)	48,771
Put option	—	6,129	—	6,129

Total trading securities	54,900	6,129	(6,129)	54,900

Total short-term investments	$546,437	$8,882	$(6,425)	$548,894

	December 28, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Debt securities in government sponsored entities	$218,964	$1,544	$—	$220,508
Corporate debt securities	92,301	547	(305)	92,543

Total	$311,265	$2,091	$(305)	$313,051

Available-For-Sale Securities

As of January 3, 2010, the Company had 38 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. All impairments are not considered other than temporary as it is likely the Company will not have to sell any securities before the recovery of their cost basis and it is not the Company’s intent to do so. The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position at January 3, 2010 and December 28, 2008 aggregated by investment category (in thousands):

	January 3, 2010		December 28, 2008
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Government sponsored entities	$73,783	$(102)	$—	$—
Corporate debt securities	26,488	(166)	19,240	(305)
U.S. treasury securities	4,471	(28)	—	—

Total	$104,742	$(296)	$19,240	$(305)

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Gross realized losses on sales of available-for-sale securities were immaterial for the years ended January 3, 2010, December 28, 2008 and December 30, 2007. Gross realized gains on sales of available-for-sale securities totaled $1.0 million and $0.6 million for the years ended January 3, 2010 and December 28, 2008 respectively, and were immaterial for the year ended December 30, 2007.

Contractual maturities of available-for-sale securities at January 3, 2010 were as follows (in thousands):

Estimated
Fair Value

Due within one year	$169,671
After one but within five years	324,323

Total	$493,994

Trading Securities

At January 3, 2010, the Company’s trading securities consisted of $54.9 million (at cost) in auction rate securities issued primarily by municipalities and universities. The auction rate securities are held in a brokerage account with UBS Financial Services, Inc., a subsidiary of UBS. These securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions.

The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling these securities. As of January 3, 2010, the securities continued to fail auction and remained illiquid. Changes in the fair value of the Company’s auction rate securities from December 28, 2008 through January 3, 2010 are as follows (in thousands):

Fair value as of December 28, 2008	$47,235
Redeemed by issuer	(1,000)
Unrealized Gain(1)	2,536

Fair value as of January 3, 2010	$48,771

(1)	Unrealized gains and losses associated with the Company’s auction rate securities are classified as other income (expense), net in the consolidated statements of operations for the year ended January 3, 2010.

In determining the fair value of the Company’s auction rate securities, the Company considered trades in the secondary market. However, due to the auction failures of the auction rate securities in the marketplace and the lack of trading in the secondary market of these instruments, there was insufficient observable auction rate security market information available to directly determine the fair value of the Company’s investments. As a result, the value of these securities and resulting unrealized gain was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected 17 year period, which is reflective of the weighted average life of the student loans in the underlying trust. In preparing this model, the Company used historical data of the rates upon which a majority of the auction rate securities’ contractual rates were based, such as the LIBOR and average trailing twelve-month 90-day treasury interest rate spreads, to estimate future interest rates. The Company also considered the discount factors, taking into account the credit ratings of the auction rate securities, using a range of discount rates from 5.9% to 7.2%. The Company obtained information from multiple sources, including UBS, to determine a reasonable range of assumptions to use in valuing the auction rate securities. The Company’s model was corroborated by a separate comparable cash flow analysis prepared by UBS. To understand the sensitivity of the Company’s valuation, the liquidity factor and estimated

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining life was varied. Variations in those results were evaluated and it was determined the factors and valuation method chosen were reasonable and representative of the Company’s auction rate security portfolio.

As a result of the auction rate failures, various regulatory agencies initiated investigations into the sales and marketing practices of several banks and broker-dealers, including UBS, which sold auction rate securities, alleging violations of federal and state laws. Along with several other broker-dealers, UBS subsequently reached a settlement with the federal and state regulators that required them to repurchase auction rate securities from certain investors at par at some future date. In November 2008, the Company signed a settlement agreement granting the Company an option to sell its auction rate securities at par value to UBS during the period of June 30, 2010 through July 2, 2012 (the Settlement). In accepting the Settlement, the Company released UBS from any claims relating to the marketing and sale of auction rate securities. Although the Company expects to sell its auction rate securities under the Settlement, if the Settlement is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s auction rate securities. In lieu of the acceptance of the Settlement, the auction rate securities will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the auction rate securities if the auction process fails. In addition to offering to repurchase the Company’s auction rate securities, as part of the Settlement, UBS has agreed to provide the Company with a “no net cost” loan up to 75% of the par value of the auction rate securities until June 30, 2010. According to the terms of the Settlement, the interest rate on the loan will approximate the weighted average interest or dividend rate payable to the Company by the issuer of any auction rate securities pledged as collateral.

UBS’s obligations under the Settlement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Settlement. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Settlement.

To account for the Settlement, the Company recorded a separate freestanding asset (put option) of $8.7 million and recognized a corresponding gain in earnings during the fourth quarter of 2008. Changes in the fair value of the Company’s put option from December 28, 2008 through January 3, 2010 are as follows (in thousands):

Fair value as of December 28, 2008	$8,665
Unrealized loss(1)	(2,536)

Fair value as of January 3, 2010	$6,129

(1)	Unrealized gains and losses associated with the Company’s put option are classified as other income (expense), net in the consolidated statements of operations for the year ended January 3, 2010.

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

The fair value of the auction rate securities and the put option total $54.9 million and $55.9 million at January 3, 2010 and December 28, 2008, respectively. At January 3, 2010, the auction rate securities were classified as short-term investments as the Company intends to exercise the right to sell the securities back to UBS within the next year. At December 28, 2008, the Company classified these securities as long-term assets

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since the Company believed it would not able to liquidate its investments without significant loss during the year ended January 3, 2010.

4.	Intangible Assets

The Company’s intangible assets are comprised primarily of licensed technology from the Affymetrix settlement entered into on January 9, 2008 and acquired core technology and customer relationships from the acquisition of Solexa. As a result of the Affymetrix settlement, the Company agreed, without admitting liability, to make a one-time payment to Affymetrix of $90.0 million. In return, Affymetrix agreed to dismiss with prejudice all lawsuits it had brought against the Company, and the Company agreed to dismiss with prejudice its counterclaims in the relevant lawsuits. Affymetrix also agreed not to sue the Company or its affiliates or customers for making, using or selling any of the Company’s current products, evolutions of those products or services related to those products. In addition, Affymetrix agreed that, for four years, it will not sue the Company for making, using or selling the Company’s products or services that are based on future technology developments. The covenant not to sue covers all fields other than photolithography, the process by which Affymetrix manufactures its arrays and a field in which the Company does not operate.

Of the total $90.0 million payment made on January 25, 2008, $36.0 million was recorded as licensed technology and classified as an intangible asset. The remaining $54.0 million was charged to expense during the fourth quarter of 2007. This allocation was determined based on the fair value of past and estimated future revenue streams related to the products covered by the patents previously under dispute. The value of the licensed technology is the benefit derived, calculated using estimated discounted cash flows and future revenue projections, from the perpetual covenant not to sue for damages related to the sale of the Company’s current products. The effective life of the licensed technology extends through 2015, the final expiry date of all patents considered in valuing the intangible asset. The related amortization is based on the higher of the percentage of usage or the straight-line method. The percentage of usage was determined using actual and projected revenues generated from products covered by the patents previously under dispute.

Acquired core technology and customer relationships are being amortized on a straight-line basis over their effective useful lives of ten and three years, respectively. The amortization of the Company’s intangible assets is excluded from cost of product revenue and is separately classified as amortization of intangible assets on the Company’s consolidated statements of operations.

The following is a summary of the Company’s amortizable intangible assets as of the respective balance sheet dates (in thousands):

	January 3, 2010			December 28, 2008
	Gross Carrying	Accumulated	Intangibles,	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

Licensed technology	$36,000	$(11,820)	$24,180	$36,000	$(7,788)	$28,212
Core technology	23,500	(6,854)	16,646	23,500	(4,504)	18,996
Customer relationships	900	(875)	25	900	(575)	325
License agreements	4,456	(1,519)	2,937	1,154	(932)	222

Total intangible assets, net	$64,856	$(21,068)	$43,788	$61,554	$(13,799)	$47,755

Amortization expense associated with the intangible assets was $6.7 million and $10.4 million for the years ended January 3, 2010 and December 28, 2008, respectively.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual amortization of intangible assets for the next five years is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2010	$6,816
2011	6,781
2012	6,770
2013	6,755
2014	6,736
Thereafter	9,930

Total	$43,788

5.	Impairment of Manufacturing Equipment

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

6.	Warranties

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

Changes in the Company’s reserve for product warranties from January 1, 2007 through January 3, 2010 are as follows (in thousands):

Balance as of January 1, 2007	$996
Additions charged to cost of revenue	4,939
Repairs and replacements	(2,219)

Balance as of December 30, 2007	3,716
Additions charged to cost of revenue	13,044
Repairs and replacements	(8,557)

Balance as of December 28, 2008	8,203
Additions charged to cost of revenue	14,613
Repairs and replacements	(12,601)

Balance as of January 3, 2010	$10,215

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Senior Notes

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

The notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. The requirements of the second condition above were satisfied during the first, second and third quarters of 2009. Accordingly, the notes were convertible during the period from, and including, April 1, 2009 through, and including, December 31, 2009. Additionally, these same requirements were satisfied during the third quarter of 2008, and, as a result, the notes were convertible during the period from, and including, October 1, 2008 through, and including, December 31, 2008. On December 29, 2008, a noteholder converted notes in an aggregate principal amount of $10.0 million. On February 4, 2009, the settlement date, we paid the noteholder the conversion value of the notes in cash, up to the principal amount of the notes. The excess of the conversion value over the principal amount, totaling $2.9 million, was paid in shares of common stock. This equity dilution upon conversion of the notes was offset by the reacquisition of the shares under the convertible note hedge transactions entered into in connection with the offering of the notes.

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

Impact of the Adoption of Authoritative Guidance Related to Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion

See Note 1 for a description of the Company’s adoption of authoritative guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion. The following table summarizes

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effects of this new guidance on the Company’s consolidated balance sheets as of January 3, 2010 and its consolidated statements of operations for the year ended January 3, 2010 (in thousands except per share data).

January 3, 2010
Adjustments

Assets:
Prepaid expenses and other current assets	$(2,051)
Deferred tax assets, long-term portion	(38,135)
Total assets	(40,186)
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	(99,797)
Conversion option subject to cash settlement	99,797
Stockholder’s equity	(40,186)
Total liabilities and stockholders’ equity	(40,186)

Year Ended
January 3, 2010
Adjustments

Income from operations	$—
Interest expense	(19,656)*
Other income (expense), net	767
Provision for income taxes	(7,691)
Net income	(11,198)
Net income per basic share	(0.09)
Net income per diluted share	(0.08)

*	These adjustments include only non-cash interest expense. Cash interest expense for the year ended January 3, 2010 totaled $2.4 million.

In addition, we have included below reconciliations (in thousands, except per share data) between amounts reported in previous filings as of December 28, 2008 to the amounts reported in the current filing for the same period to reflect retroactive adjustments.

	December 28, 2008
	Pre adoption	Adjustments	Post adoption

Assets:
Prepaid expenses and other current assets	$9,530	$4,624	$14,154
Deferred tax assets, long-term portion	93,603	(47,361)	46,242
Other assets	12,017	(7,192)	4,825
Total assets	1,377,100	(49,929)	1,327,171
Liabilities and Stockholders’ Equity:
Current portion of long-term debt	399,999	(123,110)	276,889
Conversion option subject to cash settlement	—	123,110	123,110
Stockholder’s equity	848,596	(49,929)	798,667
Total liabilities and stockholders’ equity	1,377,100	(49,929)	1,327,171

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 28, 2008			December 30, 2007
	Pre adoption	Adjustments	Post adoption	Pre adoption	Adjustments	Post adoption

Income (loss) from operations	$80,457	$—	$80,457	$(301,201)	$—	$(301,201)
Interest expense	(3,991)	(18,219)*	(22,210)	(3,562)	(14,735)*	(18,297)
Provision (benefit) for income taxes	40,429	(7,158)	33,271	(10,426)	(5,789)	(16,215)
Net income (loss)	50,477	(11,061)	39,416	(278,359)	(8,946)	(287,305)
Net income (loss) per basic share	0.43	(0.09)	0.34	(2.57)	(0.08)	(2.65)
Net income (loss) per diluted share	0.38	(0.08)	0.30	(2.57)	(0.08)	(2.65)

*	These adjustments include only non-cash interest expense. Cash interest expense for the year ended December 28, 2008 and December 30, 2007 totaled $2.6 million and $1.4 million, respectively.

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

As of December 28, 2008, the principal amount of the convertible senior notes was $400.0 million and the unamortized discount was $123.1 million resulting in a net carrying amount of the liability component of $276.9 million. As of January 3, 2010, the principal amount of the liability component was $390.0 million due to the conversion of $10.0 million of the notes during the first quarter of 2009. Upon conversion, the Company recorded a gain of $0.8 million in the first quarter of 2009, calculated as the difference between the carrying amount of the converted notes and their estimated fair value as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the Company calculated an interest rate of 11.3% using Level 2 Observable Inputs. This rate was applied to the converted notes and coupon interest rate using the same present value technique used in the issuance date valuation. The unamortized discount on the remaining convertible senior notes as of January 3, 2010 was $99.8 million, resulting in a net carrying amount of $290.2 million. The remaining period over which the discount on the liability component will be amortized is 4.12 years.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments

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

Annual future minimum payments under these operating leases as of January 3, 2010 were as follows (in thousands):

2010	$11,668
2011	12,393
2012	12,477
2013	11,907
2014	10,403
Thereafter	89,567

Total	$148,415

Rent expense, net of amortization of the deferred gain on sale of property, was $13.6 million, $10.7 million and $7.7 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

9.	Stockholders’ Equity

Common Stock

On July 22, 2008, the Company announced a two-for-one stock split in the form of a 100% stock dividend with a record date of September 10, 2008 and a distribution date of September 22, 2008. Share and per share amounts have been restated to reflect the stock split for all periods presented.

On August 12, 2008, a total of 8,050,000 shares were sold to the public at a public offering price of $43.75 per share, raising net proceeds to the Company of $342.7 million, after deducting underwriting discounts and commissions and offering expenses.

On January 3, 2010, the Company had 119,475,815 shares of common stock outstanding.

Stock Options

On January 3, 2010, the Company had three active stock plans: the 2005 Stock and Incentive Plan (the 2005 Stock Plan), the 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan) and the New Hire Stock and Incentive Plan. As of January 3, 2010, options to purchase 7,280,267 shares remained available for future grant under the 2005 Stock Plan and 2005 Solexa Equity Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Stock options granted at the time of hire primarily vest over a four or five-year period, with 20% or 25% of options vesting on the first anniversary of the grant date and the remaining options vesting monthly over the remaining vesting period. Stock options granted subsequent to hiring primarily vest monthly over a four or five-year period. Each grant of options has a maximum term of ten years, measured from the applicable grant date, subject to earlier termination if the optionee’s service with us ceases. Vesting in all cases is subject to

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the individual’s continued service to us through the vesting date. The Company satisfies option exercises through the issuance of new shares.

The Company’s stock option activity under all stock option plans from January 1, 2007 through January 3, 2010 is as follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at January 1, 2007	16,718,240	$6.97
Options assumed through business combination	2,848,664	$10.69
Granted	7,569,016	$20.32
Exercised	(4,358,572)	$6.03
Cancelled	(1,929,480)	$11.19

Outstanding at December 30, 2007	20,847,868	$12.13
Granted	3,091,108	$34.23
Exercised	(4,571,855)	$8.52
Cancelled	(1,232,917)	$19.93

Outstanding at December 28, 2008	18,134,204	$16.26
Granted	1,560,024	$28.86
Exercised	(2,965,606)	$10.56
Cancelled	(639,184)	$14.88

Outstanding at January 3, 2010	16,089,438	$18.59

The following is a further breakdown of the options outstanding as of January 3, 2010:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining Life	Average	Options	of Options
Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$0.20-4.26	1,969,183	3.25	$3.36	1,602,420	$3.15
$4.30-6.85	1,676,898	4.99	$5.41	1,449,009	$5.31
$6.87-13.30	1,803,330	5.66	$10.75	1,312,461	$10.71
$13.43-17.58	1,624,453	6.90	$15.62	869,862	$15.58
$17.60-19.61	1,371,403	6.87	$18.74	718,826	$18.74
$19.71-20.04	1,888,561	6.96	$20.03	934,462	$20.04
$20.12-27.97	1,673,797	8.09	$24.38	496,340	$23.76
$28.03-32.49	2,197,532	8.20	$29.97	727,353	$30.49
$32.58-41.37	1,624,281	8.29	$35.05	650,680	$35.46
$42.02-44.38	260,000	8.58	$44.11	87,291	$44.09

$0.20-44.38	16,089,438	6.59	$18.59	8,848,704	$15.08

The weighted average remaining life in years of options exercisable is 6.14 years as of January 3, 2010.

The aggregate intrinsic value of options outstanding and options exercisable as of January 3, 2010 was $194.5 million and $107.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $30.68 as

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2009, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $73.4 million, $136.6 million and $72.1 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Employee Stock Purchase Plan

In February 2000, the board of directors and stockholders adopted the 2000 ESPP. A total of 15,467,426 shares of the Company’s common stock have been reserved for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000. In addition, beginning with fiscal 2001, the ESPP provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 3,000,000 shares or such lesser amount as determined by the Company’s board of directors. Shares totaling 359,713, 276,198 and 266,962 were issued under the ESPP during fiscal 2009, 2008 and 2007, respectively. As of January 3, 2010, there were 13,434,449 shares available for issuance under the ESPP.

Restricted Stock Units

In 2007 the Company began granting restricted stock units pursuant to its 2005 Stock and Incentive Plan as part of its periodic employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Restricted stock units granted during 2007 vest over four years as follows: 15% vest on the first and second anniversaries of the grant date, 30% vest on the third anniversary of the grant date and 40% vest on the fourth anniversary of the grant date. Effective January 2008, the Company changed the vesting schedule for grants of new restricted stock units. Currently, restricted stock units vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 35% on the fourth anniversary of the grant date. The Company satisfies restricted stock units vesting through the issuance of new shares.

A summary of the Company’s restricted stock unit activity and related information from January 1, 2007 through January 3, 2010 is as follows:

Restricted Stock Units(1)

Outstanding at December 30, 2007	394,500
Awarded	1,287,504
Vested	(55,638)
Cancelled	(47,090)

Outstanding at December 28, 2008	1,579,276
Awarded	1,292,473
Vested	(246,055)
Cancelled	(116,986)

Outstanding at January 3, 2010	2,508,708

(1)	Each stock unit represents the fair market value of one share of common stock.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant-date fair value per share for the restricted stock units was $32.32 and $34.53 for the years ended January 3, 2010 and December 28, 2008, respectively. No restricted stock units were outstanding as of December 30, 2007.

Based on the closing price per share of the Company’s common stock of $30.68 on December 31, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was $81.1 million.

Warrants

In conjunction with its acquisition of Solexa, Inc. on January 26, 2007, the Company assumed 4,489,686 warrants issued by Solexa prior to the acquisition. During the year ended January 3, 2010, there were 954,376 warrants exercised, resulting in cash proceeds to the Company of approximately $7.6 million. As of January 3, 2010, 252,164 of the assumed warrants had expired.

A summary of all warrants outstanding as of January 3, 2010 is as follows:

Number of Shares	Exercise Price	Expiration Date

16,380	$7.27	4/25/2010
307,132	$7.27	7/12/2010
732,230	$10.91	11/23/2010
1,027,412	$10.91	1/19/2011
18,322,320(1)	$31.44	2/15/2014

20,405,474

(1)	Represents warrants sold in connection with the offering of the Company’s convertible senior notes (See Note 7).

Treasury Stock

In October 2008, the board of directors authorized a $120.0 million stock repurchase program. In fiscal 2008, the Company repurchased 3.1 million shares for $70.8 million under the program.

In July 2009, the board of directors authorized a $75.0 million stock repurchase program and concurrently terminated the $120.0 million stock repurchase program authorized in October 2008. In November 2009, upon the completion of the repurchase program authorized in July 2009, our board of directors authorized an additional $100.0 million stock repurchase program. In fiscal 2009, the Company repurchased a total of 6.1 million shares for $175.1 million under both programs in open-market transactions or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

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

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Legal Proceedings

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

11.	Income Taxes

The income (loss) before income taxes summarized by region is as follows (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

United States	$65,081	$46,205	$43,710
Foreign	49,044	26,482	(347,230)

Total income (loss) before income taxes	$114,125	$72,687	$(303,520)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Current:
Federal	$43,565	$13,868	$18,564
State	2,511	2,134	4,801
Foreign	6,204	5,042	(2,172)

Total current provision	52,280	21,044	21,193
Deferred:
Federal	(14,607)	11,700	(25,071)
State	5,184	901	(12,594)
Foreign	(1,013)	(374)	257

Total deferred provision	(10,436)	12,227	(37,408)

Total tax provision (benefit)	$41,844	$33,271	$(16,215)

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income (loss) before taxes as follows (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Tax at federal statutory rate	$39,944	$25,440	$(106,232)
State, net of federal benefit	4,275	3,461	(10,304)
Research and other credits	(4,050)	(4,060)	(3,118)
Acquired in-process research & development	4,386	9,508	116,916
Change in valuation allowance	(1,967)	(6,892)	(17,125)
Permanent differences	2,093	1,449	653
Foreign rate adjustments	(5,400)	4,124	3,160
Other	2,563	241	(165)

Total tax provision (benefit)	$41,844	$33,271	$(16,215)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 3,	December 28,
	2010	2008

Deferred tax assets:
Net operating losses	$15,869	$33,839
Tax credits	18,681	19,139
Other accruals and reserves	17,813	11,341
Stock compensation	25,442	15,962
Inventory capitalization	4,172	3,555
Other amortization	4,216	3,101
Other	10,808	6,612

Total deferred tax assets	97,001	93,549
Valuation allowance on deferred tax assets	(14,852)	(15,200)

Net deferred tax assets	82,149	78,349

Deferred tax liabilities:
Purchased intangible amortization	(5,043)	(5,985)
Accrued litigation settlements	(3,810)	(11,084)
Convertible debt	(3,901)	(4,905)
Other	(2,810)	(1,498)

Total deferred tax liabilities	(15,564)	(23,472)

Net deferred tax assets	$66,585	$54,877

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Based on the available evidence as of January 3, 2010, the Company was not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, the Company

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a valuation allowance of $2.8 million and $12.1 million against certain U.S. and foreign net deferred tax assets, respectively.

As of January 3, 2010, the Company had net operating loss carryforwards for federal and state tax purposes of $25.4 million and $132.1 million, respectively, which begin to expire in 2012 and 2013, respectively, unless previously utilized. In addition, the Company also had U.S. federal and state research and development tax credit carryforwards of $16.0 million and $16.2 million, respectively, which begin to expire in 2018 and 2019, respectively, unless previously utilized.

As of January 3, 2010, the valuation allowance includes $12.3 million of pre-acquisition foreign deferred tax assets of Solexa. In accordance with the adoption of Topic 805 to the extent any of these assets are recognized in the future the adjustment will be recorded as a reduction to the provision for income taxes.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating loss and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of January 3, 2010 are net of any previous limitations due to Section 382 and 383.

Due to the adoption of SFAS No. 123R, the Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During 2009, the Company realized $39.3 million of such excess tax benefits, and accordingly recorded a corresponding credit to additional paid in capital. As of January 3, 2010, the Company has $17.1 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

The Company’s manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2018. For the year ended January 3, 2010, these tax holidays and incentives resulted in an approximate $2.3 million decrease to the provision for income taxes and an increase to net income per diluted share of $0.02.

Residual U.S. income taxes have not been provided on $38.6 million of undistributed earnings of foreign subsidiaries as of January 3, 2010, since the earnings are considered to be indefinitely invested in the operations of such subsidiaries.

The following table summarizes the gross amount of the Company’s uncertain tax positions (in thousands):

	January 3,	December 28,	December 30,
	2010	2008	2007

Balance at beginning of year	$9,402	$7,000	$5,381
Increases related to current year tax positions	2,358	2,402	1,619

Balance at end of year	$11,760	$9,402	$7,000

During 2009 the Company determined that $14.4 million of previously reported uncertain tax positions, which related to pre-acquistion net operating loss carryforwards of Solexa, were not uncertain as of the Solexa acquisition in January 2007. Accordingly, the uncertain tax position balances that were previously reported have been reduced by $14.4 million to correctly present the uncertain tax position balances.

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2010, $9.6 million of the Company’s uncertain tax positions would reduce the Company’s annual effective tax rate, if recognized.

The Company does not expect its uncertain tax positions to change significantly over the next 12 months. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of January 3, 2010, no interest or penalties have been accrued related to the Company’s uncertain tax positions. Tax years 1995 to 2009 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

12.	Employee Benefit Plans

Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company made matching contributions of $3.3 million, $2.6 million and $1.4 million, respectively.

Executive Deferred Compensation Plan

For the Company’s executives and members of the board of directors, the Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. Eligible participants can contribute up to 80% of their base salary and 100% of all other forms of compensation into the Plan, including bonus, commission and director fees. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death or retirement or a change in control of the Company. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of January 3, 2010, no employer contributions were made to the Plan.

In January 2008, the Company also established a rabbi trust for the benefit of its directors and executives under the Plan. In accordance with authoritative guidance related to consolidation of variable interest entities and accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of January 3, 2010, the assets of the trust and liabilities of the Company were $4.0 million. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s balance sheet as of January 3, 2010. Changes in the values of the assets held by the rabbi trust accrue to the Company.

13.	Segment Information, Geographic Data and Significant Customers

During the first quarter of 2008, the Company reorganized its operating structure into a newly created Life Sciences Business Unit, which includes all products and services related to the research market, namely the sequencing, BeadArray, and VeraCode product lines. The Company also created a Diagnostics Business Unit to focus on the emerging opportunity in molecular diagnostics. For the year ended January 3, 2010, the Company had limited activity related to the Diagnostics Business Unit, and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. In

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with authoritative guidance for disclosures about segments of an enterprise and related information, the Company operated in one reportable segment for the year ended January 3, 2010.

The Company had revenue in the following regions for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

United States	$347,195	$280,064	$207,692
United Kingdom	55,854	67,973	34,196
Other European countries	140,931	127,397	75,360
Asia-Pacific	96,396	72,740	35,155
Other markets	25,948	25,051	14,396

Total	$666,324	$573,225	$366,799

Net revenues are attributable to geographic areas based on the region of destination.

The majority of our product sales consist of consumables and instruments. For the years ended January 3, 2010, December 28, 2008 and December 30, 2007, consumable sales represented 59%, 58% and 53%, respectively, of total revenues and instrument sales comprised 34%, 32%, and 33%, respectively, of total revenues. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations and biotechnology companies. The Company had no customers that provided more than 10% of total revenue in the years ended January 3, 2010, December 28, 2008 and December 30, 2007.

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. The Company had net long-lived assets consisting of property and equipment in the following regions as of January 3, 2010 and December 28, 2008(in thousands):

	January 3,	December 28,
	2010	2008

United States	$75,095	$65,630
United Kingdom	27,862	9,849
Other European countries	864	1,055
Singapore	12,599	12,586
Other Asia-Pacific countries	768	316

Total	$117,188	$89,436

ILLUMINA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for 2008 and 2009 were 13 weeks except for the fourth quarter 2009, which was 14 weeks. Summarized quarterly data for fiscal 2009 and 2008 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009:
Total revenue	$165,757	$161,643	$158,360	$180,564
Total cost of revenue (excluding impairment of manufacturing equipment and amortization of intangible assets)	54,022	48,815	49,564	53,368
Net income	18,811	24,688	17,077	11,705
Net income per share, basic	0.15	0.20	0.14	0.10
Net income per share, diluted	0.14	0.18	0.12	0.09
2008:
Total revenue	$121,861	$140,177	$150,260	$160,927
Total cost of revenue (excluding amortization of intangible assets)	46,081	50,459	54,430	54,654
Net income (loss)(1)	10,743	12,659	(10,078)	26,092
Net income (loss) per share, basic(1)	0.10	0.11	(0.08)	0.21
Net income (loss) per share, diluted(1)	0.08	0.09	(0.08)	0.20

(1)	Adjusted for required retroactive adoption of authoritative accounting guidance for convertible debt instruments that may be settled in cash upon conversion effective December 29, 2008.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions Charged
	Beginning of	to Expense/		Balance at End of
	Period	Revenue(1)	Deductions(2)	Period
	(In thousands)

Year ended January 3, 2010
Allowance for doubtful accounts	$1,138	828	(568)	$1,398
Reserve for inventory	6,431	8,403	(4,237)	10,597
Year ended December 28, 2008
Allowance for doubtful accounts	$540	893	(295)	$1,138
Reserve for inventory	2,089	7,154	(2,812)	6,431
Year ended December 30, 2007
Allowance for doubtful accounts	$338	237	(35)	$540
Reserve for inventory	850	2,302	(1,063)	2,089

(1)	Additions to the allowance for doubtful accounts and reserve for inventory are charged to selling, general and administrative expense and cost of product revenue respectively.

(2)	Deductions for allowance for doubtful accounts and reserve for inventory are for accounts receivable written off and disposal of obsolete inventory.