Form 10-Q
period 2010-04-04
ILLUMINA INC
filed 2010-04-30
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 4, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2010, there were 121,793,243 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	April 4,	January 3,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,225	$144,633
Short-term investments	534,755	548,894
Accounts receivable, net	156,030	157,751
Inventory, net	100,623	92,776
Deferred tax assets, current portion	19,084	20,021
Prepaid expenses and other current assets	16,797	17,515

Total current assets	1,040,514	981,590
Property and equipment, net	118,014	117,188
Goodwill	213,452	213,452
Intangible assets, net	42,063	43,788
Deferred tax assets, long-term portion	47,486	47,371
Other assets	43,682	26,548

Total assets	$1,505,211	$1,429,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,550	$52,781
Accrued liabilities	102,886	98,253
Long-term debt, current portion	295,404	290,202

Total current liabilities	445,840	441,236
Other long-term liabilities	22,979	24,656
Commitments and contingencies
Conversion option subject to cash settlement	94,595	99,797
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,456	1,436
Additional paid-in capital	1,694,250	1,637,751
Accumulated other comprehensive income	2,652	2,830
Accumulated deficit	(259,018)	(280,226)
Treasury stock, at cost	(497,543)	(497,543)

Total stockholders’ equity	941,797	864,248

Total liabilities and stockholders’ equity	$1,505,211	$1,429,937

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 4,	March 29,
	2010	2009
Revenue:
Product revenue	$173,679	$156,199
Service and other revenue	18,452	9,558

Total revenue	192,131	165,757

Cost of revenue:
Cost of product revenue	52,939	50,707
Cost of service and other revenue	5,394	3,315
Amortization of intangible assets	1,620	1,670

Total cost of revenue	59,953	55,692

Gross profit	132,178	110,065

Operating expenses:
Research and development	43,675	32,726
Selling, general and administrative	50,278	42,831

Total operating expenses	93,953	75,557

Income from operations	38,225	34,508
Other income (expense), net:
Interest income	2,204	2,916
Interest expense	(5,955)	(5,684)
Other expense, net	(1,113)	(2,389)

Total other expense, net	(4,864)	(5,157)

Income before income taxes	33,361	29,351
Provision for income taxes	12,153	10,540

Net income	$21,208	$18,811

Net income per basic share	$0.18	$0.15

Net income per diluted share	$0.16	$0.14

Shares used in calculating basic net income per share	120,668	121,746

Shares used in calculating diluted net income per share	136,407	132,967

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 4,	March 29,
	2010	2009
Cash flows from operating activities:
Net income	$21,208	$18,811
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,620	1,670
Amortization of debt discount	5,203	4,875
Depreciation expense	7,391	5,604
Stock-based compensation expense	16,999	14,860
Incremental tax benefit related to stock options exercised	(4,500)	—
Deferred income taxes	4,652	8,775
Other non-cash adjustments	614	(578)
Changes in operating assets and liabilities:
Accounts receivable	(788)	(4,693)
Inventory	(8,101)	3,851
Prepaid expenses and other current assets	1,547	(3,458)
Other assets	(1,186)	2,764
Accounts payable	7,294	6,503
Accrued liabilities	1,992	(10,229)
Accrued income taxes	2,906	1,435
Other long-term liabilities	(1,487)	558

Net cash provided by operating activities	55,364	50,748

Cash flows from investing activities:
Purchases of available-for-sale securities	(114,039)	(171,609)
Sales and maturities of available-for-sale securities	126,706	162,310
Cash paid for an acquisition	(10,000)	—
Purchase of investments	(16,151)	(17,950)
Purchases of property and equipment	(10,447)	(12,569)

Net cash used in investing activities	(23,931)	(39,818)

Cash flows from financing activities:
Payments on current portion of long-term debt	—	(10,000)
Incremental tax benefit related to stock options exercised	4,500	—
Proceeds from the exercise of warrants	3,646	4,762
Proceeds from issuance of common stock	26,160	13,051

Net cash provided by financing activities	34,306	7,813
Effect of exchange rate changes on cash and cash equivalents	2,853	5,379

Net increase in cash and cash equivalents	68,592	24,122
Cash and cash equivalents at beginning of period	144,633	327,024

Cash and cash equivalents at end of period	$213,225	$351,146

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.
1. Summary of Significant Accounting Principles
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010 from which the balance sheet information herein was derived.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three months ended April 4, 2010 and March 29, 2009 were both 13 weeks.
Segment Information
     The Company is organized in two business segments, Life Sciences and Diagnostics. The Life Sciences Business Unit includes all products and services that are primarily related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, and VeraCode technologies, and the Diagnostics Business Unit focuses on the emerging opportunity in molecular diagnostics. For the three months ended April 4, 2010, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. Accordingly, the Company operated in one reportable segment for the three months ended April 4, 2010. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instrumentation and consumables used in genetic analysis. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.
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
     In order to assess whether the price is fixed or determinable, the Company evaluates whether refund rights exist. If there are refund rights or payment terms based on future performance, the Company defers revenue recognition until the price becomes fixed or determinable. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until receipt of payment.
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
     In order to establish VSOE of selling price, the Company must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period as well as market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company’s pricing committee adjusted for applicable discounts. The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.
Long-Lived Assets
     The original assumptions and rationale utilized in establishing the carrying value and estimated lives of the Company’s long-lived assets are periodically re-evaluated. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company did not recognize a significant impairment during the period.
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

     The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis as of April 4, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Debt securities in government sponsored entities	$235,275	$—	$—	$235,275
Corporate debt securities	213,426	—	—	213,426
Auction rate securities	—	—	54,450	54,450
U.S. Treasury securities	31,604	—	—	31,604

Total assets measured at fair value	$480,305	$—	$54,450	$534,755

Derivatives
     The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries, which is currently the U.S. dollar. These foreign exchange contracts are carried at fair value and are not designated as hedging instruments. As a result, changes in the value of the derivative are recognized in other income (expense), net, in the condensed consolidated statements of operations for the current period, along with an offsetting gain or loss on the underlying assets or liabilities.
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
     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended
	April 4, 2010	March 29, 2009
Interest rate — stock options	2.73%	1.69%
Interest rate — stock purchases	0.17 - 0.51%	0.39 - 2.90%
Volatility — stock options	48%	58%
Volatility — stock purchases	48 - 58%	53 - 58%
Expected life — stock options	5 - 6 years	5 years
Expected life — stock purchases	6-12 months	6 - 12 months
Expected dividend yield	0%	0%
Weighted average fair value per share of options granted	$18.10	$14.53
Weighted average fair value per share of employee stock purchases	$10.44	$9.79
     The fair value of restricted stock units granted during the three months ended April 4, 2010 and March 29, 2009 was based on the market price of our common stock on the date of grant.
     As of April 4, 2010, approximately $161.1 million of total unrecognized compensation cost related to stock options, restricted stock units and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 1.65 years.
     Total stock-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands, except per share data):

	Three Months Ended
	April 4,	March 29,
	2010	2009
Cost of product revenue	$1,209	$1,274
Cost of service and other revenue	111	141
Research and development	5,898	4,622
Selling, general and administrative	9,781	8,823

Share-based compensation expense before taxes	16,999	14,860
Related income tax benefits	(5,946)	(4,853)

Share-based compensation expense, net of taxes	$11,053	$10,007

Net share-based compensation expense per share of common stock:
Basic	$0.09	$0.08

Diluted	$0.08	$0.08

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
     The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended
	April 4,	March 29,
	2010	2009
Weighted-average shares outstanding	120,668	121,746
Effect of dilutive potential common shares:
Dilutive Convertible Senior Notes	7,447	5,421
Dilutive equity awards	4,192	4,119
Dilutive warrants sold in connection with the Convertible Senior Notes	2,937	—
Dilutive warrants assumed in an acquisition	1,163	1,681

Weighted-average shares used in calculating diluted net income per share	136,407	132,967

Weighted-average shares excluded from calculation due to anti-dilutive effect	1,170	2,542

Comprehensive Income
     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended
	April 4,	March 29,
	2010	2009
Net income	$21,208	$18,811
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	1,314	(550)

Total comprehensive income	$22,522	$18,261

2. Balance Sheet Account Details
     Inventory, net, consists of the following (in thousands):

	April 4,	January 3,
	2010	2010
Raw materials	$37,637	$39,144
Work in process	53,212	51,670
Finished goods	9,774	1,962

Total inventory, net	$100,623	$92,776

     Accrued liabilities consist of the following (in thousands):

	April 4,	January 3,
	2010	2010
Compensation	$29,928	$32,487
Short-term deferred revenue	28,453	27,445
Taxes	13,000	12,109
Customer deposits	12,066	6,121
Reserve for product warranties	9,809	10,215
Accrued royalties	4,329	2,552
Other	5,301	7,324

Total accrued liabilities	$102,886	$98,253

3. Short-term investments
     The following is a summary of short-term investments (in thousands):

		April 4, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$234,851	$534	$(110)	$235,275
Corporate debt securities	211,709	1,859	(142)	213,426
U.S. treasury securities	31,618	21	(35)	31,604

Total available-for-sale securities	478,178	2,414	(287)	480,305
Trading securities:
Auction rate securities	54,450	—	(6,198)	48,252
Put option	—	6,198	—	6,198

Total trading securities	54,450	6,198	(6,198)	54,450

Total short-term investments	$532,628	$8,612	$(6,485)	$534,755

		January 3, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$289,101	$702	$(102)	$289,701
Corporate debt securities	190,949	2,039	(166)	192,822
U.S. treasury securities	11,487	12	(28)	11,471

Total available-for-sale securities	491,537	2,753	(296)	493,994
Trading securities:
Auction rate securities	54,900	—	(6,129)	48,771
Put option	—	6,129	—	6,129

Total trading securities	54,900	6,129	(6,129)	54,900

Total short-term investments	$546,437	$8,882	$(6,425)	$548,894

Available-For-Sale Securities
     As of April 4, 2010, the Company had 45 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position at April 4, 2010 and January 3, 2010 aggregated by investment category (in thousands):

	April 4, 2010		January 3, 2010
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Debt securities in government sponsored entities	$76,701	$(110)	$73,783	$(102)
Corporate debt securities	46,148	(142)	26,488	(166)
U.S. treasury securities	24,591	(35)	4,471	(28)

Total	$147,440	$(287)	$104,742	$(296)

     Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended April 4, 2010 and March 29, 2009.
Trading Securities
     At April 4, 2010, the Company’s trading securities consisted of $54.5 million (at cost) in auction rate securities issued primarily by municipalities and universities. The auction rate securities are held in a brokerage account with UBS Financial Services, Inc., a subsidiary of UBS. These securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions.
     The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling these securities. As of April 4, 2010, the securities continued to fail auction and remained illiquid. Changes in the fair value of the Company’s auction rate securities from January 3, 2010 through April 4, 2010 are as follows (in thousands):

Fair value as of January 3, 2010	$48,771
Redeemed by issuer	(450)
Unrealized loss(1)	(69)

Fair value as of April 4, 2010	$48,252

(1)	Unrealized gains and losses associated with the Company’s auction rate securities are classified as other income (expense), net in the consolidated statements of operations for the three months ended April 4, 2010.
     In determining the fair value of the Company’s auction rate securities, the Company considered trades in the secondary market. However, due to the auction failures of the auction rate securities in the marketplace and the lack of trading in the secondary market of these instruments, there was insufficient observable auction rate security market information available to directly determine the fair value of the Company’s investments. As a result, the value of these securities and resulting unrealized loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected 17 year period, which is reflective of the weighted average life of the student loans in the underlying trust. In preparing this model, the Company used historical data of the rates upon which a majority of the auction rate securities’ contractual rates were based, such as the LIBOR and average trailing twelve-month 90-day treasury interest rate spreads, to estimate future interest rates. The Company also considered the discount factors, taking into account the credit ratings of the auction rate securities, using a range of discount rates from 5.9% to 7.3%. The Company obtained information from multiple sources, including UBS, to determine a reasonable range of assumptions to use in valuing the auction rate securities. The Company’s model was corroborated by a separate comparable cash flow analysis prepared by UBS. To understand the sensitivity of the Company’s valuation, the liquidity factor and estimated remaining life was varied. Variations in those results were evaluated and it was determined the factors and valuation method chosen were reasonable and representative of the Company’s auction rate security portfolio.
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
     To account for the Settlement, the Company recorded a separate freestanding asset (put option) and recognized a corresponding gain in earnings during the fourth quarter of 2008. Changes in the fair value of the Company’s put option have been recorded as other income (expense), net in the condensed consolidated statements of operations. The changes in fair value from January 3, 2010 through April 4, 2010 are as follows (in thousands):

Fair value as of January 3, 2010	$6,129
Unrealized gain	69

Fair value as of April 4, 2010	$6,198

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
     The auction rate securities were classified as short-term investments at April 4, 2010 and January 3, 2010, as the Company intends to exercise the right to sell the securities back to UBS within the next year.
4. Warranties
     The Company generally provides a one-year warranty on genotyping, gene expression and sequencing systems. Additionally, the Company provides a warranty on its consumable sales through the expiry date, which generally ranges from six to twelve months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. This expense is recorded as a component of cost of product revenue. Estimated warranty expenses associated with extended maintenance contracts for systems are recorded as cost of service and other revenue as incurred over the term of the maintenance contract.
     Changes in the Company’s reserve for product warranties from January 3, 2010 through April 4, 2010 are as follows (in thousands):

Balance at January 3, 2010	$10,215
Additions charged to cost of revenue	4,107
Repairs and replacements	(4,513)

Balance at April 4, 2010	$9,809

5. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on

February 15 and August 15 of each year. The Company made an interest payment of $1.2 million on February 15, 2010. The notes mature on February 15, 2014.
     The notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. As of April 4, 2010, notes in an aggregate principal amount of $10.0 million have been converted.
     The Company entered into a hedge transaction upon issuance of the convertible senior notes with the initial purchasers and/or their affiliates (the hedge counterparties), which entitles the Company to purchase up to 18,322,320 shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. In addition, the Company sold to these hedge counterparties warrants exercisable, on a cashless basis, for up to 18,322,320 shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The cost of the hedge transaction that was not covered by the proceeds from the sale of the warrants was approximately $46.6 million and was reflected as a reduction of additional paid-in capital. The hedge transaction is expected to reduce the potential equity dilution upon conversion of the notes to the extent the Company exercises the hedge to purchase shares from the hedge counterparties to deliver to converting noteholders. However, the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrants.
     The Company accounts separately for the liability and equity components of the notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. As the Company was unable to find any other comparable companies in industry and size with outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds represent a similar liability to the convertible senior notes without the conversion option. To measure the fair value of the similar liability at February 16, 2007, the Company estimated an interest rate using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities, all of which are defined as Level 2 Observable Inputs. The estimated interest rate of 8.27% was applied to the convertible senior notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and this estimated fair value of the liability component is recorded as an equity component. We classified a portion of the equity component as temporary equity measured as the excess of a) the amount of cash that would be required to be paid upon conversion over b) the current carrying amount of the liability-classified component. The amount is reflected within conversion option subject to cash settlement in the condensed consolidated balance sheets.
     As of January 3, 2010, the principal amount of the convertible senior notes was $390.0 million and the unamortized discount was $99.8 million resulting in a net carrying amount of the liability component of $290.2 million. As of April 4, 2010, the principal amount of the convertible senior notes was $390.0 million and the unamortized discount was $94.6 million resulting in a net carrying amount of the liability component of $295.4 million. The remaining period over which the discount on the liability component will be amortized is 3.87 years.

6. Stockholders’ Equity
     Stock Options
     The Company’s stock option activity under all stock option plans during the three months ended April 4, 2010 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 3, 2010	16,089,438	$18.59
Granted	1,150,989	$36.90
Exercised	(1,357,591)	$15.77
Cancelled	(625,291)	$22.06

Outstanding at April 4, 2010	15,257,545	$20.07

     The weighted average remaining life of options exercisable is 5.8 years as of April 4, 2010.
     The aggregate intrinsic value of options outstanding and options exercisable as of April 4, 2010 was $294.8 million and $203.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $39.30 as of April 1, 2010, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $29.4 million and $21.2 million for the three months ended April 4, 2010 and March 29, 2009, respectively.
     Employee Stock Purchase Plan
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 210,006 were issued under the ESPP during the three months ended April 4, 2010. As of April 4, 2010, there were 16,224,443 shares available for issuance under the ESPP.
     Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the three months ended April 4, 2010 is as follows:

Restricted Stock Units (1)
Outstanding at January 3, 2010	2,508,708
Awarded	288,113
Vested	(94,861)
Cancelled	(51,866)

Outstanding at April 4, 2010	2,650,094

(1)	Each stock unit represents the fair market value of one share of common stock.
     The weighted average grant-date fair value per share for the restricted stock units was $36.96 for the three months ended April 4, 2010.
     Based on the closing price of the Company’s common stock of $39.30 on April 1, 2010, the total intrinsic value of all outstanding restricted stock units on that date was $104.1 million.
     Warrants
     In conjunction with an acquisition in January 2007, the Company assumed 4,489,686 warrants. During the three months ended April 4, 2010, there were 442,212 warrants exercised, resulting in cash proceeds to the Company of approximately $3.6 million.
     A summary of all warrants outstanding as of April 4, 2010 is as follows:

Number of Shares		Exercise Price	Expiration Date
620,110		$10.91	11/23/2010
1,020,832		$10.91	1/19/2011
18,322,320	(1)	$31.44	2/15/2014

19,963,262

(1)	Represents warrants sold in connection with the offering of the Company’s convertible senior notes (see Note 5).

7. Legal Proceedings
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements, notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 3, 2010 included in our Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
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
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements are (i) our ability to develop and commercialize further our BeadArray™, VeraCode®, and Solexa® technologies and to deploy new sequencing, gene expression, and genotyping products and applications for our technology platforms, (ii) our ability to manufacture robust instrumentation and reagents, and (iii) reductions in the funding levels to our primary customers, including as the result of timing and amount of funding provided by the American Recovery and Reinvestment Act of 2009, together with other factors detailed in our filings with the Securities and Exchange Commission, including our recent filings on Forms 10-K and 10-Q, or in information disclosed in public conference calls, the date and time of which are released beforehand. We undertake no obligation, and do not intend, to update these forward-looking statements, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of the current financial quarter. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.
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
     Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1 of this report.

Business Trends and Outlook
     Our financial results have been, and will continue to be, impacted by several significant trends, which are described below:
Next Generation Sequencing
     Strong demand for next generation sequencing applications continues to drive both sequencing instrument and consumable sales. In 2009 we made advances to our sequencing technology in many areas including enhanced chemistry, algorithms, and hardware. The combination of these advances increased the output and decreased the cost of sequencing and expanded the number of applications that researchers can perform using our sequencing systems. During the first quarter of 2010, we began customer shipments of the HiSeq 2000, our next generation sequencing instrument that we believe will allow customers to sequence whole human genomes for less than $10,000 in reagent costs. This instrument has created significant demand and has contributed to our record backlog levels at the end of the first quarter. We are quickly ramping our manufacturing capacity for the HiSeq 2000 and believe that we will exit the second quarter with the ability to meet customer demand with reasonable ship schedules. Additionally, we believe revenue will increase in the latter half of the year due to the increased installed base and resulting consumable sales.
MicroArrays
     We experienced a slowdown in the sales of our microarray products during 2009 that was largely attributable to researchers reducing or suspending the initiation of new studies as they waited for rare variant content emerging from the 1000 Genomes Project, an international research effort launched in 2008 to establish the most detailed catalog of human genetic variation. Despite advances in sequencing technology, we believe microarrays remain a cheaper, faster, and more accurate technology for use when genetic content is known. The information content of specific microarrays is fixed and reproducible. As such, specific microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. During 2010, as part of our previously announced Genome Wide Association Studies (GWAS) roadmap, we plan to launch microarrays that will feature approximately 2.5 million and 5.0 million markers per sample and include new rare variant content from the 1000 Genomes Project. As these microarrays become available, we believe activity in the microarray market will increase relative to 2009.
American Recovery and Reinvestment Act of 2009 (the Recovery Act)
     The Recovery Act was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10.0 billion in funding was provided to the National Institutes of Health (NIH) through September 2010 to support the advancement of scientific research. While it is not possible to quantify the net impact of orders resulting from the Recovery Act due to the uncertainty surrounding orders that would have been received in absence of stimulus, we believe approximately $21.0 million in orders were directly related to Recovery Act grants. We believe a significant portion of the Recovery Act awards may be distributed during the remainder of 2010, which may create a pipeline of opportunity throughout the year.
Gross Profit
     Our gross profit increased during 2009 from the realization of cost efficiencies in manufacturing and an improved sales mix of sequencing consumables driven by growth in the installed base of our sequencing systems. We expect changes in our product mix to continue to affect our gross profit, particularly in the latter half of the year. We anticipate gross profit to be higher in the first half of 2010 and then decrease as the sales mix shifts to newer products and the effects of our trade-in promotions associated with the launch of the HiSeq 2000 are realized. Additionally, we expect price competition to continue in our markets causing increased variability in our gross profit on a quarterly and annual basis.
Operating Expenses
     We expect to incur additional operating costs to support the expected growth of our business. As a result of revenues growing faster in the second half of 2010, we expect operating expenses as a percentage of revenue to be higher in the first half of the year compared to the second half. We believe a substantial investment in research and development is essential to remaining competitive and launching products into new markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base. Selling, general and administrative expenses are also expected to increase in absolute dollars as we continue to expand our staff and add sales and marketing infrastructure.

Income Taxes
     The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. For 2010 and beyond, we anticipate an increase in earnings in higher tax jurisdictions which may adversely impact the provision for income taxes.
     Due to the expected utilization of the majority of our net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, we anticipate significant income tax payments starting in the second quarter of 2010.
     While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 may also materially impact our business operations and financial results.
Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue:
Product revenue	90%	94%
Service and other revenue	10	6

Total revenue	100	100

Cost of revenue:
Cost of product revenue	27	31
Cost of service and other revenue	3	2
Amortization of intangible assets	1	1

Total cost of revenue	31	34

Gross profit	69	66

Operating expenses:
Research and development	23	20
Selling, general and administrative	26	26

Total operating expenses	49	46

Income from operations	20	20
Other income (expense), net:
Interest income	1	2
Interest expense	(3)	(3)
Other income (expense), net	(1)	(2)

Total other expense, net	(3)	(3)

Income before income taxes	17	17
Provision for income taxes	6	6

Net income	11%	11%

     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three months ended April 4, 2010 and March 29, 2009 were both 13 weeks.
Three months Ended April 4, 2010 and March 29, 2009

	Three Months Ended
	April 4,	March 29,		Percentage
	2010	2009	Change	Change
	(in thousands)
Product revenue	$173,679	$156,199	$17,480	11%
Service and other revenue	18,452	9,558	8,894	93

Total revenue	$192,131	$165,757	$26,374	16%

Total gross profit	$132,178	$110,065	$22,113	20%
Total gross margin	69%	66%

Revenue
     Product revenue consists primarily of sales of consumables and instruments.
     Consumable revenue increased $10.9 million, or 11%, to $114.0 million for the three months ended April 4, 2010 compared to $103.1 million for the three months ended March 29, 2009. Microarray consumable revenue, which constituted more than half of our consumable revenue, declined $9.4 million primarily attributable to lower sales of whole-genome genotyping arrays. This decline was partially offset by growth in sales of focused content and methylation arrays. Sales volume of our Infinium BeadChip product lines, which constitute a majority of our microarray consumable sales, increased on a sample basis during the three months ended April 4, 2010 compared to the three months ended March 29, 2009. The average selling price per sample, however, declined due to a change in product mix attributable to growth in sales of our focused content arrays coupled with lower sales of whole-genome genotyping arrays. Revenue from sequencing consumables increased $20.3 million, or 84%, driven by growth in the installed base of our Genome Analyzer systems and customer labs ramping to production scale.
     Revenue from the sale of instruments increased $6.8 million, or 13%, to $57.2 million for the three months ended April 4, 2010 compared to $50.4 million for the three months ended March 29, 2009 due to a $5.5 million increase in sales of our sequencing systems and a $1.3 million increase in sales of our microarray systems. We experienced increases in both the number of units sold and average selling prices per unit for our sequencing systems during the three months ended April 4, 2010 compared to the three months ended March 29, 2009. The increase in units sold was driven by increased demand for next generation sequencing systems. The increase in average selling prices was attributable to the product transition from the Genome Analyzer II to the Genome Analyzer IIx in the second quarter of 2009 and the launch of the HiSeq 2000 in the first quarter of 2010.
Gross Margin
     The increase in gross margin was primarily due to our new Real-Time Analysis software package, launched in the second quarter of 2009, which allowed us to reduce the hardware cost of the Genome Analyzer. Additionally, the realization of manufacturing and supply-chain efficiencies related to our sequencing products resulted in lower material costs and favorable overhead absorption.
Operating Expenses

	Three Months Ended
	April 4,	Marh 29,		Percentage
	2010	2009	Change	Change
	(in thousands)
Research and development	$43,675	$32,726	$10,949	33%
Selling, general and administrative	50,278	42,831	7,447	17

Total operating expenses	$93,953	$75,557	$18,396	24%

     The increase in research and development expenses was primarily driven by a $6.9 million increase in personnel expenses associated with the growth of our business and an increase in other non-personnel expenses of $6.1 million. The purchase of lab and production supplies related to a specific project comprised the majority of the increase in other non-personnel expenses. During the three months ended March 29, 2009, we incurred a $2.0 million expense related to an agreement for exclusive licensing rights to certain new technologies under development. There was no similar expense incurred during the three months ended April 4, 2010.
     The increase in selling, general and administrative expenses was primarily due to a $7.9 million increase in personnel expenses associated with the growth of our business, partially offset by a decrease of $0.4 million in other non-personnel expenses mainly associated with lower legal and consulting fees.
Other Income (Expense), Net

	Three Months Ended
	April 4,	March 29,		Percentage
	2010	2009	Change	Change
	(In thousands)
Interest income	$2,204	$2,916	$(712)	(24)%
Interest expense	(5,955)	(5,684)	(271)	5
Other expense, net	(1,113)	(2,389)	1,276	(53)

Total other expense, net	$(4,864)	$(5,157)	$293	(6)%

     Total other expense, net, decreased $0.3 million primarily due to a $1.1 million decrease in net foreign currency transaction losses.
Provision for Income Taxes

	Three Months Ended
	April 4,	March 29,		Percentage
	2010	2009	Change	Change
	(in thousands)
Provision for income taxes	$12,153	$10,540	1,613	15%
     The effective tax rate increased from 35.9% during the three months ended March 29, 2009 to 36.4% during the three months ended April 4, 2010 predominately due to the expiration of the federal research and development credit on December 31, 2009, which has not yet passed for fiscal 2010. We expect this measure to be passed and retroactively applied during the current year.
Liquidity and Capital Resources
Cash flow summary

	Three Months Ended
	April 4, 2010	March 29, 2009
	(in thousands)
Net cash provided by operating activities	$55,364	$50,748
Net cash used in investing activities	(23,931)	(39,818)
Net cash provided by financing activities	34,306	7,813
Effect of exchange rate changes on cash and cash equivalents	2,853	5,379

Net increase in cash and cash equivalents	$68,592	$24,122

Operating Activities
     Cash provided by operating activities for the three months ended April 4, 2010 consists of net income of $21.2 million plus net non-cash adjustments of $27.3 million and a $6.8 million increase in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $17.0 million and depreciation and amortization expense related to property and equipment, intangibles and the debt discount on our convertible notes totaling $14.2 million.
Investing Activities
     Cash used in investing activities totaled $23.9 million for the three months ended April 4, 2010. We purchased and sold available-for-sale securities totaling $114.0 million and $126.7 million, respectively. During the quarter, we paid $26.2 million for additional purchase consideration associated with a prior acquisition and the purchase of strategic investments. We also incurred $10.4 million in capital expenditures primarily associated with the purchase of manufacturing equipment for our San Diego facility and infrastructure for additional production capacity.
Financing Activities
     Cash provided by financing activities totaled $34.3 million for the three months ended April 4, 2010. We received $29.8 million in proceeds from the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan.
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
     At April 4, 2010, we had approximately $748.0 million in cash and short-term investments. Short-term investments include marketable securities and auction rate securities totaling $480.3 million and $54.5 million, respectively. Our marketable securities consist of debt securities in government sponsored entities, corporate debt securities and U.S treasury notes. We do not hold securities backed by mortgages. Our auction rate securities were issued primarily by municipalities and universities. The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling their auction rate securities. As of April 4, 2010, the securities continued to fail auction and remained illiquid. In November 2008, we signed a settlement agreement allowing us to sell our auction rate securities at par value to UBS AG (UBS) at our discretion during the period of June 30, 2010 through July 2, 2012. Because we intend to exercise this right when it becomes available, we have classified our auction rate securities as short-term on the balance sheet. See Note 3 of Notes to Condensed Consolidated Financial Statements for further information regarding our auction rate securities.
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes that mature February 15, 2014. The Company pays 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The notes are convertible into cash and, if applicable, shares of our common stock under certain circumstances as described in Note 5 of Notes to Consolidated Financial Statements. As of April 4, 2010, the principal amount of the notes was $390.0 million due to the conversion of $10.0 million of the notes during the first quarter of 2009.
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
Off-Balance Sheet Arrangements
     There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended April 4, 2010 when compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Critical Accounting Policies and Estimates
     There were no material changes to our critical accounting policies and estimates during the three months ended April 4, 2010. For further information on our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
Recent Accounting Pronouncements
     There were no accounting pronouncements adopted by the Company or issued during the three months ended April 4, 2010 that had a material effect on the Company’s condensed consolidated financial statements or that are reasonably certain to have a material impact on the condensed consolidated financial statements in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no substantial changes to our market risks in the three months ended April 4, 2010, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of April 4, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 4, 2010, our disclosure controls and procedures are effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the first quarter of 2010 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

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
ITEM 1A. Risk Factors.
     Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.
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

Illumina, Inc. (registrant)
Date: April 30, 2010	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer