Form 10-Q
period 2010-07-04
ILLUMINA INC
filed 2010-08-04
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 4, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2010, there were 124,285,833 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	July 4,	January 3,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237,187	$144,633
Short-term investments	548,193	548,894
Accounts receivable, net	147,939	157,751
Inventory, net	119,445	92,776
Deferred tax assets, current portion	19,158	20,021
Prepaid expenses and other current assets	16,345	17,515

Total current assets	1,088,267	981,590
Property and equipment, net	122,398	117,188
Goodwill	271,819	213,452
Intangible assets, net	70,298	43,788
Deferred tax assets, long-term portion	45,579	47,371
Other assets	43,524	26,548

Total assets	$1,641,885	$1,429,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,574	$52,781
Accrued liabilities	123,577	98,253
Long-term debt, current portion	300,705	290,202

Total current liabilities	481,856	441,236
Other long-term liabilities	33,775	24,656
Commitments and contingencies
Conversion option subject to cash settlement	89,294	99,797
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,483	1,436
Additional paid-in capital	1,759,625	1,637,751
Accumulated other comprehensive income	2,612	2,830
Accumulated deficit	(229,218)	(280,226)
Treasury stock, at cost	(497,542)	(497,543)

Total stockholders’ equity	1,036,960	864,248

Total liabilities and stockholders’ equity	$1,641,885	$1,429,937

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Revenue:
Product revenue	$198,538	$153,204	$372,217	$309,403
Service and other revenue	13,465	8,439	31,917	17,997

Total revenue	212,003	161,643	404,134	327,400

Cost of revenue:
Cost of product revenue	59,627	45,812	112,566	96,519
Cost of service and other revenue	4,690	3,003	10,084	6,318
Amortization of intangible assets	1,595	1,670	3,215	3,340

Total cost of revenue	65,912	50,485	125,865	106,177

Gross profit	146,091	111,158	278,269	221,223

Operating expenses:
Research and development	43,667	33,117	87,343	65,843
Selling, general and administrative	53,671	41,939	103,950	84,770
Acquired in-process research and development	1,325	—	1,325	—

Total operating expenses	98,663	75,056	192,618	150,613

Income from operations	47,428	36,102	85,651	70,610
Other income (expense), net:
Interest income	1,751	2,576	3,955	5,492
Interest expense	(6,134)	(5,713)	(12,089)	(11,397)
Other income (expense), net	3,481	2,058	2,369	(331)

Total other expense, net	(902)	(1,079)	(5,765)	(6,236)

Income before income taxes	46,526	35,023	79,886	64,374
Provision for income taxes	16,730	10,335	28,882	20,875

Net income	$29,796	$24,688	$51,004	$43,499

Net income per basic share	$0.24	$0.20	$0.42	$0.35

Net income per diluted share	$0.21	$0.18	$0.37	$0.32

Shares used in calculating basic net income per share	123,095	123,511	121,882	122,633

Shares used in calculating diluted net income per share	140,951	139,465	138,682	136,220

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 4,	June 28,
	2010	2009
Cash flows from operating activities:
Net income	$51,004	$43,499
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,215	3,340
Amortization of debt discount	10,504	9,787
Gain on acquisition	(2,914)	—
Depreciation expense	15,804	11,712
Stock-based compensation expense	33,844	29,761
Incremental tax benefit related to stock options exercised	(8,000)	(25,700)
Deferred income taxes	8,040	19,039
Other non-cash adjustments	1,058	(219)
Changes in operating assets and liabilities:
Accounts receivable	6,162	(18,059)
Inventory	(27,008)	3,007
Prepaid expenses and other current assets	2,092	(484)
Other assets	(1,460)	(2,835)
Accounts payable	16,383	11,135
Accrued liabilities	27,277	1,178
Accrued income taxes	(4,879)	3,150
Other long-term liabilities	(799)	1,806

Net cash provided by operating activities	130,323	90,117

Cash flows from investing activities:
Purchases of available-for-sale securities	(313,017)	(334,764)
Sales and maturities of available-for-sale securities	256,034	266,027
Sales and maturities of trading securities	54,900	150
Net cash paid for acquisitions	(75,069)	—
Purchase of investments	(17,650)	(17,950)
Purchases of property and equipment	(22,864)	(26,591)
Cash paid for intangible assets	(2,000)	—

Net cash used in investing activities	(119,666)	(113,128)

Cash flows from financing activities:
Payments on current portion of long-term debt	—	(10,000)
Incremental tax benefit related to stock options exercised	8,000	25,700
Proceeds from the exercise of warrants	9,587	7,113
Proceeds from issuance of common stock	59,935	24,133

Net cash provided by financing activities	77,522	46,946
Effect of exchange rate changes on cash and cash equivalents	4,375	1,138

Net increase in cash and cash equivalents	92,554	25,073
Cash and cash equivalents at beginning of period	144,633	327,024

Cash and cash equivalents at end of period	$237,187	$352,097

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
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and six months ended July 4, 2010 and June 28, 2009 were both 13 and 26 weeks, respectively.
Segment Information
     The Company is organized in two business segments, Life Sciences and Diagnostics. The Life Sciences Business Unit includes all products and services that are primarily related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, and VeraCode technologies, and the Diagnostics Business Unit focuses on the emerging opportunity in molecular diagnostics. For the three and six months ended July 4, 2010, the Company had limited activity related to the Diagnostics Business Unit and operating results were reported on an aggregate basis to the chief operating decision maker of the Company, the chief executive officer. Accordingly, the Company operated in one reportable segment for the three and six months ended July 4, 2010. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instrumentation and consumables used in genetic analysis. Service and other revenue consists of revenue received for performing genotyping and sequencing services, extended warranty sales, and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. All revenue is recorded net of any discounts.

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
     The Company regularly enters into contracts where revenue is derived from multiple deliverables including any mix of products or services. These products or services are generally delivered within a short time frame, approximately three to six months, of the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable.
     In order to establish VSOE of selling price, the Company must regularly sell the product or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period as well as market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company’s pricing committee adjusted for applicable discounts. The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.
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
     The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis as of July 4, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Debt securities in government sponsored entities	$279,464	$—	$—	$279,464
Corporate debt securities	234,887	—	—	234,887
U.S. Treasury securities	33,842	—	—	33,842

Total assets measured at fair value	$548,193	$—	$—	$548,193

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
Stock-Based Compensation
     The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions including expected volatility, expected option life, expected dividends, and risk-free interest rates. The Company determines volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards granted to employees.
     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Interest rate — stock options	2.71%	1.97%	2.71 - 2.73%	1.69 - 1.97%
Interest rate — stock purchases	0.17 - 0.48%	0.39 - 0.51%	0.17 - 0.51%	0.39 - 2.25%
Volatility — stock options	46%	55%	46 - 48%	55 - 58%
Volatility — stock purchases	48.02 - 48.32%	58%	48.02 - 58.21%	53 - 58%
Expected life — stock options	6 years	5 years	6 years	5 years
Expected life — stock purchases	6 - 12 months	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted	$19.70	$17.93	$18.74	$14.79
Weighted average fair value per share of employee stock purchases	$10.57	$8.51	$10.51	$9.11
     The fair value of restricted stock units granted during the three and six months ended July 4, 2010 and June 28, 2009 was based on the market price of our common stock on the date of grant.
     As of July 4, 2010, approximately $150.9 million of total unrecognized compensation cost related to stock options, restricted stock units and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 2.56 years.

     Total stock-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Cost of product revenue	$1,301	$1,198	$2,510	$2,472
Cost of service and other revenue	146	143	257	284
Research and development	6,032	4,979	11,930	9,601
Selling, general and administrative	9,366	8,581	19,147	17,404

Share-based compensation expense before taxes	16,845	14,901	33,844	29,761
Related income tax benefits	(5,586)	(4,683)	(11,532)	(9,536)

Share-based compensation expense, net of taxes	$11,259	$10,218	$22,312	$20,225

Net share-based compensation expense per share of common stock:
Basic	$0.09	$0.08	$0.18	$0.16

Diluted	$0.08	$0.07	$0.16	$0.15

Net Income (Loss) per Share
     Basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares using the treasury stock method. Dilutive potential common shares consist of stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price of the Company’s common stock, restricted stock units with unrecognized compensation expense, convertible debt when the average market price of the Company’s common stock is above the conversion price of $21.83, and warrants with exercise prices that are less than the average market price of the Company’s common stock. Under the treasury stock method, the amount that must be paid to exercise stock options and warrants, the amount of compensation expense for future services that the Company has not yet recognized for stock options and restricted stock units, and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of dilutive potential common shares is anti-dilutive and therefore excluded.
     The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Weighted-average shares outstanding	123,095	123,511	121,882	122,633
Effect of dilutive potential common shares:
Dilutive Convertible Senior Notes	8,404	7,136	7,926	6,279
Dilutive equity awards	4,295	4,710	4,244	4,414
Dilutive warrants sold in connection with the Convertible Senior Notes	4,351	2,546	3,645	1,273
Dilutive warrants assumed in an acquisition	806	1,562	985	1,621

Weighted-average shares used in calculating diluted net income per share	140,951	139,465	138,682	136,220

Weighted-average shares excluded from calculation due to anti-dilutive effect	1,480	1,558	1,325	2,453

Comprehensive Income
     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income	$29,796	$24,688	$51,004	$43,499
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	(39)	965	(217)	415

Total comprehensive income	$29,757	$25,653	$50,787	$43,914

2. Balance Sheet Account Details
Short-Term Investments
     The following is a summary of short-term investments (in thousands):

		July 4, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$278,989	$537	$(62)	$279,464
Corporate debt securities	233,447	1,483	(43)	234,887
U.S. treasury securities	33,694	150	(2)	33,842

Total available-for-sale securities	$546,130	$2,170	$(107)	$548,193

		January 3, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$289,101	$702	$(102)	$289,701
Corporate debt securities	190,949	2,039	(166)	192,822
U.S. treasury securities	11,487	12	(28)	11,471

Total available-for-sale securities	491,537	2,753	(296)	493,994
Trading securities:
Auction rate securities	54,900	—	(6,129)	48,771
Put option	—	6,129	—	6,129

Total trading securities	54,900	6,129	(6,129)	54,900

Total short-term investments	$546,437	$8,882	$(6,425)	$548,894

Available-For-Sale Securities
     As of July 4, 2010, the Company had 28 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of July 4, 2010 and January 3, 2010 aggregated by investment category (in thousands):

	July 4, 2010		January 3, 2010
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Debt securities in government sponsored entities	$19,738	$(6)	$73,783	$(102)
Corporate debt securities	25,945	(99)	26,488	(166)
U.S. treasury securities	4,121	(2)	4,471	(28)

Total	$49,804	$(107)	$104,742	$(296)

     Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and six months ended July 4, 2010 and June 28, 2009.
     Contractual maturities of available-for-sale securities as of July 4, 2010 were as follows (in thousands):

Estimated
Fair Value
Due within one year	$224,875
After one but within five years	323,318

Total	$548,193

Trading Securities
     As of January 3, 2010, the Company’s short-term investments included $54.9 million (at cost) of auction rate securities issued primarily by municipalities and universities. The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling these securities. Due to the auction failures of the auction rate securities in the marketplace and the lack of trading in the secondary market of these instruments, there was insufficient observable market information available to directly determine the fair value of the Company’s auction rate securities. As a result, the value of these securities was determined using Level 3 hierarchical inputs. As of January 3, 2010, the fair value of the Company’s auction rate securities was determined to be $48.8 million.
     In November 2008, the Company signed an agreement granting the Company an option to sell all of its auction rate securities at par value to UBS during the period of June 30, 2010 through July 2, 2012. To account for the option, the Company recorded a separate freestanding asset (put option) and recognized a corresponding gain in earnings during the fourth quarter of 2008. Subsequent to the initial recognition of the put option, the Company continued to recognize gains and losses in earnings approximating the changes in the fair value of the auction rate securities at each balance sheet date. At January 3, 2010, the fair value of the Company’s put option was determined to be $6.1 million. On July 1, 2010, the Company exercised its option to sell all of its remaining auction rate securities at par. From January 3, 2010 through July 1, 2010 the increase in the fair value of the auction rate securities was equal to the decrease in the fair value of the put option. As such, no gain or loss was recorded as a result of the exercise of the put option and the sale of the auction rate securities.
     Changes in the fair value of the Company’s auction rate securities and put option from January 3, 2010 through July 4, 2010 are as follows (in thousands):

Fair value of auction rate securities and put option as of January 3, 2010	54,900
Auction rate securities redeemed by issuer	(32,100)
Auction rate securities sold upon the exercise of put option	(22,800)

Fair value as of July 4, 2010	$—

Inventory
     Inventory, net, consists of the following (in thousands):

	July 4,	January 3,
	2010	2010
Raw materials	$50,760	$37,979
Work in process	56,338	44,663
Finished goods	12,347	10,134

Total inventory, net	$119,445	$92,776

Accrued Expenses and Other Current Liabilities
     Accrued liabilities consist of the following (in thousands):

	July 4,	January 3,
	2010	2010
Compensation	$40,741	$32,487
Short-term deferred revenue	37,276	27,445
Customer deposits	14,586	6,121
Reserve for product warranties	10,690	10,215
Taxes	6,010	12,109
Accrued royalties	3,204	2,552
Other	11,070	7,324

Total accrued liabilities	$123,577	$98,253

3. Acquisitions
     Helixis, Inc.
     On April 30, 2010, the Company completed the acquisition of Helixis, Inc., a company developing a high-performance, low-cost, real time polymerase chain reaction system used for nucleic acid analysis. This acquisition was not material to the Company’s overall condensed consolidated financial statements. Total consideration for the acquisition at the closing date was approximately $86.7 million, including $70.0 million in cash (net of $2.6 million of cash acquired) and $14.1 million for the fair value of contingent consideration payments that may range from $0 to $35 million based on the achievement of certain revenue-based milestones by December 31, 2011. The operations of Helixis have been included in the Company’s consolidated financial statements since the acquisition date of April 30, 2010. Pro forma results of operations have not been presented because the effects of the acquisition were not material. Under the acquisition method of accounting, the Company allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. The Company recorded the excess consideration over the aggregate fair value of tangible and intangible assets as goodwill. Using information available at the close of the acquisition, the Company allocated approximately $2.3 million of the consideration to tangible assets and liabilities and approximately $28.0 million to identified intangible assets that will be amortized over a useful life of 10 years. The Company also recorded a $2.0 million net deferred tax liability to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense net of the future tax benefit of acquired net operating loss carryforwards. The Company recorded the excess consideration of approximately $58.4 million as goodwill, which is not deductible for income tax purposes. Goodwill is attributable to estimated synergies arising from the acquisition and other intangible assets that do not qualify for separate recognition.
     Prior to the acquisition, the Company had an equity interest in Helixis with a cost basis of $2.0 million that was accounted for under the cost method of accounting. The Company recognized a gain, which was included in other income, net, in its condensed consolidated statement of operations, of $2.9 million as a result of revaluing the Company’s equity interest in Helixis on the acquisition date.
     Avantome, Inc.
     On August 1, 2008, the Company completed the acquisition of Avantome, Inc., a development-stage company creating a low cost, long-read sequencing technology. At the time of the acquisition, the Company paid $25.8 million in cash, including transaction costs, and recorded a charge of $24.7 million for purchased in-process research and development (IPR&D). As part of the acquisition agreement, Illumina agreed to pay Avantome’s former shareholders up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. For the six months ended July 4, 2010, the Company recorded IPR&D of $1.3 million and compensation expense of $1.8 million associated with these milestones. Compensation expense associated with the Avantome acquisition is included in research and development in the consolidated statements of operations.
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
     Changes in the Company’s reserve for product warranties from January 3, 2010 through July 4, 2010 are as follows (in thousands):

Balance as of January 3, 2010	$10,215
Additions charged to cost of revenue	9,195
Repairs and replacements	(8,720)

Balance as of July 4, 2010	$10,690

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

     The notes will be convertible into cash and, if applicable, shares of the Company’s common stock, $0.01 par value per share, based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. As of July 4, 2010, notes in an aggregate principal amount of $10.0 million have been converted.
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
     As of January 3, 2010, the principal amount of the convertible senior notes was $390.0 million and the unamortized discount was $99.8 million resulting in a net carrying amount of the liability component of $290.2 million. As of July 4, 2010, the principal amount of the convertible senior notes was $390.0 million and the unamortized discount was $89.3 million resulting in a net carrying amount of the liability component of $300.7 million. The remaining period over which the discount on the liability component will be amortized is 3.62 years.
6. Stockholders’ Equity
     Stock Options
     The Company’s stock option activity under all stock option plans during the six months ended July 4, 2010 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 3, 2010	16,089,438	$18.59
Granted	1,925,489	$38.83
Exercised	(3,400,821)	$16.27
Cancelled	(658,402)	$21.80

Outstanding at July 4, 2010	13,955,704	$21.79

     The aggregate intrinsic value of options outstanding and options exercisable as of July 4, 2010 was $297.6 million and $200.5 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $43.09 as of July 2, 2010, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $81.2 million and $46.4 million for the six months ended July 4, 2010 and June 28, 2009, respectively.
     The weighted average remaining life of options outstanding and options exercisable as of July 4, 2010 was 6.80 years and 5.87 years, respectively.
     Employee Stock Purchase Plan
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 210,006 were issued under the ESPP during the six months ended July 4, 2010. As of July 4, 2010, there were 16,224,443 shares available for issuance under the ESPP.
     Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the six months ended July 4, 2010 is as follows:

Restricted Stock Units (1)
Outstanding at January 3, 2010	2,508,708
Awarded	433,117
Vested	(166,340)
Cancelled	(119,810)

Outstanding at July 4, 2010	2,655,675

(1)	Each stock unit represents the fair market value of one share of common stock.
     The weighted average grant-date fair value per share for the restricted stock units was $38.29 for the six months ended July 4, 2010.
     Based on the closing price of the Company’s common stock of $43.09 on July 2, 2010, the total intrinsic value of all outstanding restricted stock units on that date was $114.4 million.
     Warrants
     In conjunction with an acquisition in January 2007, the Company assumed 4,489,686 warrants. During the six months ended July 4, 2010, there were 986,982 warrants exercised, resulting in cash proceeds to the Company of approximately $9.6 million.
     A summary of all warrants outstanding as of July 4, 2010 is as follows:

Number of Shares		Exercise Price	Expiration Date
293,714		$10.91	11/23/2010
802,458		$10.91	1/19/2011
18,322,320	(1)	$31.44	2/15/2014

19,418,492

(1)	Represents warrants sold in connection with the offering of the Company’s convertible senior notes (see Note 5).

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
     The discussion and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations, intentions, and adequacy of resources. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Examples of forward-looking statements include, among others, statements regarding the integration of our acquired technologies with our existing technology, the commercial launch of new products, the entry into new business segments or markets, and the duration which our existing cash and other resources is expected to fund our operating activities.
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements are (i) our ability to develop and commercialize further our BeadArray™, VeraCode®, and Solexa® technologies and to deploy new sequencing, gene expression, and genotyping products and applications for our technology platforms, (ii) our ability to manufacture robust instrumentation and reagents, and (iii) reductions in the funding levels to our primary customers, including as the result of timing and amount of funding provided by the American Recovery and Reinvestment Act of 2009, together with other factors detailed in our filings with the Securities and Exchange Commission, including our most recent filings on Forms 10-K and 10-Q, or in information disclosed in public conference calls, the date and time of which are released beforehand. We undertake no obligation, and do not intend, to update these forward-looking statements, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of the current financial quarter. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.
Business Overview
     We are a leading developer, manufacturer, and marketer of integrated systems for the analysis of genetic variation and function. We provide innovative sequencing and array-based solutions for genotyping, copy number variation analysis, methylation studies, gene expression profiling, and low-multiplex analysis of DNA, RNA, and protein. Our customers include leading genomic research centers, pharmaceutical companies, academic institutions, clinical research organizations, and biotechnology companies.
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

Business Trends and Outlook
     Our financial results have been, and will continue to be, impacted by several significant trends, which are described below:
Next Generation Sequencing
     Strong demand for next generation sequencing applications continues to drive both sequencing instrument and consumable sales. During Q1 2010, we began customer shipments of the HiSeq 2000, our next generation sequencing instrument that allows customers to sequence whole human genomes for less than $10,000 in reagent costs. During Q2 2010, we significantly increased our manufacturing capacity for the HiSeq 2000. Additionally, given the strong demand for the product, our goal is to increase production by nearly 50% in Q3 2010. At that point we believe that we will have the ability to meet customer demand with reasonable ship schedules.
MicroArrays
     We experienced a slowdown in the sales of our microarray products during 2009 that was largely attributable to researchers reducing or suspending the initiation of new studies as they waited for rare variant content emerging from the 1000 Genomes Project, an international research effort launched in 2008 to establish the most detailed catalog of human genetic variation. Despite advances in sequencing technology, we believe microarrays remain a cheaper, faster, and more accurate technology for use when genetic content is known. The information content of specific microarrays is fixed and reproducible. As such, specific microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. During Q2 2010, we began shipment of the Omni 2.5, a four sample BeadChip with approximately 2.5 million markers per sample. This product includes new rare variant content from the 1000 Genomes Project. As additional new rare variant content becomes available from the 1000 Genomes Project, we plan to launch a microarray that will feature approximately 5.0 million markers per sample. The launch of this product will depend on the timing of the release of new content from the 1000 Genomes Project. We believe the launch of these microarrays will increase the demand in the microarray market relative to 2009.
American Recovery and Reinvestment Act of 2009 (the Recovery Act)
     The Recovery Act was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10.0 billion in funding was provided to the National Institutes of Health (NIH) through September 2010 to support the advancement of scientific research. While it is not possible to quantify the net impact of orders resulting from the Recovery Act due to the uncertainty surrounding orders that would have been received in absence of stimulus, we believe approximately $46.9 million in orders during the first six months of 2010 were directly related to Recovery Act grants. We believe a significant portion of the Recovery Act awards may be distributed during the remainder of 2010 and 2011, which may create a pipeline of opportunity.
Gross Margin
     Our gross profit as a percentage of revenue (gross margin) increased during 2009 from the realization of cost efficiencies in manufacturing and an improved sales mix of sequencing consumables driven by growth in the installed base of our sequencing systems. During the first half of 2010, gross margins stabilized as the improved sales mix of sequencing consumables was offset by lower margins on our newer products, such as the HiSeq 2000. We expect changes in our product mix to continue to affect our gross margin in the second half of 2010. More specifically, we anticipate a decrease in gross margin as the effects of our Genome Analyzer trade-in program associated with the launch of the HiSeq 2000 are realized and newer products that are in the early stages of the value engineering process continue to represent a larger portion of our sales mix. Additionally, we expect price competition to continue in our markets causing increased variability in our gross margin.
Operating Expenses
     We expect to incur increased operating expenses to support the expected growth of our business. However, we believe that revenue will grow faster than operating expenses during the second half of 2010 and as a result, we expect operating expenses as a percentage of revenue will be lower in the second half of the year compared to the first half. We believe a substantial investment in research and development is essential to remaining competitive and launching products into new markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base. Selling, general and administrative expenses are also expected to increase in absolute dollars as we continue to expand our staff and add sales and marketing infrastructure.
Income Taxes
     The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. For 2010 and beyond, we anticipate increased earnings in higher tax jurisdictions, which may adversely impact the provision for income taxes.
     Due to the expected utilization of the majority of our net operating loss carryforwards and U.S. federal research and development tax credit carryforwards, we anticipate significant income tax payments in 2010 and beyond.
     While these trends are important to understanding and evaluating our financial results, the other transactions, events, and trends discussed in “Risk Factors” in Item 1A of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 may also materially impact our business operations and financial results.
Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q2 2010	Q2 2009	YTD 2010	YTD 2009
Revenue:
Product revenue	94%	95%	92%	95%
Service and other revenue	6	5	8	5

Total revenue	100	100	100	100

Cost of revenue:
Cost of product revenue	28	28	28	29
Cost of service and other revenue	2	2	2	2
Amortization of intangible assets	1	1	1	1

Total cost of revenue	31	31	31	32

Gross profit	69	69	69	68

Operating expenses:
Research and development	21	20	22	20
Selling, general and administrative	25	26	26	26
Acquired in-process research and development	1	—	—	—

Total operating expenses	47	46	48	46

Income from operations	22	23	21	22
Other income (expense), net:
Interest income	1	2	1	2
Interest expense	(3)	(4)	(3)	(4)
Other income (expense), net	2	1	1	—

Total other expense, net	—	(1)	(1)	(2)

Income before income taxes	22	22	20	20
Provision for income taxes	8	6	7	6

Net income	14%	16%	13%	14%

     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three and six months ended July 4, 2010 and June 28, 2009 were both 13 and 26 weeks, respectively.
Second Quarter of 2010 Compared to Second Quarter of 2009

(in thousands)	Q2 2010	Q2 2009	Change	% Change
Product revenue	$198,538	$153,204	$45,334	30%
Service and other revenue	13,465	8,439	5,026	60

Total revenue	$212,003	$161,643	$50,630	31%

Total gross profit	$146,091	$111,158	$34,933	31%
Total gross margin	68.9%	68.8%

Revenue
     Product revenue consists primarily of sales of consumables and instruments.
     Consumable revenue increased $29.2 million, or 30%, to $125.7 million for Q2 2010 compared to $96.5 million for Q2 2009. Microarray consumable revenue, which constituted more than half of our total consumable revenue, increased $8.7 million primarily attributable to growth in sales of focused content, custom and methylation arrays. This increase was partially offset by lower sales of whole-genome genotyping arrays primarily attributable to a single large order in Q2 2009. Sales volume of our Infinium BeadChip products, which constituted a majority of our microarray consumable sales, increased on a per sample basis during Q2 2010 compared to Q2 2009. The average selling price per sample, however, declined due to a change in product mix primarily attributable to growth in sales of our focused content arrays coupled with lower sales of whole-genome genotyping arrays and an increase in the average number of samples per BeadChip. Revenue from sequencing consumables increased $20.5 million due to growth in the installed base of our sequencing systems and customer labs ramping to production scale.
     Revenue from the sale of instruments increased $16.1 million, or 30%, to $69.9 million for Q2 2010 compared to $53.8 million for Q2 2009. The increase was due to a $17.4 million increase in sales of our sequencing systems, which was partially offset by a $1.3 million decrease in sales of our microarray systems. We experienced increases in both the number of units sold and average selling prices per unit for our sequencing systems during Q2 2010 compared to Q2 2009 due to increased demand for next generation sequencing systems and the launch of the HiSeq 2000 in Q1 2010.
Operating Expenses

(in thousands)	Q2 2010	Q2 2009	Change	% Change
Research and development	$43,667	$33,117	$10,550	32%
Selling, general and administrative	53,671	41,939	11,732	28
Acquired in-process research and development	1,325	—	1,325	N/A

Total operating expenses	$98,663	$75,056	$23,607	31%

     The increase in research and development expenses was due to a $6.6 million increase in personnel expenses associated with the growth of our business and an increase in other non-personnel expenses of $4.0 million comprised mostly of lab and production supplies expenses.
     The increase in selling, general and administrative expenses was primarily attributable to a $7.6 million increase in personnel expenses associated with the growth of our business and an increase in outside service expenses of $3.3 million comprised mostly of legal expenses for litigation related activities.
     During Q2 2010 we recorded acquired in-process research and development charges of $1.3 million related to milestone payments made to the former shareholders of Avantome, Inc.
Other Income (Expense), Net

(in thousands)	Q2 2010	Q2 2009	Change	% Change
Interest income	$1,751	$2,576	$(825)	(32)%
Interest expense	(6,134)	(5,713)	(421)	7
Other income, net	3,481	2,058	1,423	69

Total other expense, net	$(902)	$(1,079)	$177	(16)%

     Total other expense, net, decreased $0.2 million due to a $1.4 million increase in other income, net, which was partially offset by a $0.8 million decrease in interest income and a $0.4 million increase in interest expense. The increase in other income, net, was due to a $2.9 million gain recognized on the acquisition of Helixis, Inc., which represented the difference between the carrying value of our cost method investment in Helixis prior to acquisition and the fair value of that investment at the time of acquisition. These positive changes were partially offset by a $1.5 million decrease in net foreign currency transaction gains.
Provision for Income Taxes

(in thousands)	Q2 2010	Q2 2009	Change	% Change
Income before income taxes	$46,526	$35,023	$11,503	33%
Provision for income taxes	$16,730	$10,335	$6,395	62%
Effective tax rate	36.0%	29.5%
     The increase in the effective tax rate was primarily attributable to the expiration of the federal research and development credit on December 31, 2009, which has not yet passed for fiscal 2010. We expect this measure to be passed and retroactively applied during the current year. Increased earnings in higher tax jurisdictions also contributed to the increase in the effective tax rate.
First Six Months of 2010 Compared to First Six Months of 2009

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Product revenue	$372,217	$309,403	$62,814	20%
Service and other revenue	31,917	17,997	13,920	77

Total revenue	$404,134	$327,400	$76,734	23%

Total gross profit	$278,269	$221,223	$57,046	26%
Total gross margin	68.9%	67.6%
Revenue
     Product revenue consists primarily of sales of consumables and instruments.
     Consumable revenue increased $40.1 million, or 20%, to $239.8 million for the first six months of 2010 compared to $199.7 million for the first six months of 2009. Microarray consumable revenue, which constituted more than half of our total consumable revenue, was relatively flat for the first six months of 2010 as compared to the first six months of 2009. Sales volume of our Infinium BeadChip products, which constituted a majority of our microarray consumable sales, increased on a sample basis during the first six months of 2010 compared to the first six months of 2009. The average selling price per sample, however, declined due to a change in product mix primarily attributable to growth in sales of our focused content arrays coupled with lower sales of whole-genome genotyping arrays and an increase in the average number of samples per BeadChip. Revenue from sequencing consumables increased $40.8 million due to growth in the installed base of our sequencing systems and customer labs ramping to production scale.
     Revenue from the sale of instruments increased $22.9 million, or 22%, to $127.2 million for the first six months of 2010 compared to $104.3 million for the first six months of 2009 primarily due to an increase in sales of our sequencing systems. We experienced increases in both the number of units sold and average selling prices per unit for our sequencing systems during the first six months of 2010 compared to the first six months of 2009. The increase in units sold was due to increased demand for next generation sequencing systems. The increase in average selling prices was primarily attributable to the product transition from the Genome Analyzer II to the Genome Analyzer IIx in Q2 2009 and the launch of the HiSeq 2000 in Q1 2010.
Gross Margin
     The increase in gross margin was primarily attributable to improved margins on sequencing consumables coupled with an increased mix of sequencing consumables due to the growth in the installed base of our sequencing systems and customer labs ramping to production scale.
Operating Expenses

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Research and development	$87,343	$65,843	$21,500	33%
Selling, general and administrative	103,950	84,770	19,180	23
Acquired in-process research and development	1,325	—	1,325	N/A

Total operating expenses	$192,618	$150,613	$42,005	28%

     The increase in research and development expenses was due to a $13.5 million increase in personnel expenses associated with the growth of our business and an increase in other non-personnel expenses of $8.0 million comprised mostly of lab and production supplies expenses.
     The increase in selling, general and administrative expenses was primarily attributable to a $15.5 million increase in personnel expenses associated with the growth of our business and an increase in outside service expenses of $3.8 million comprised mostly of legal expenses for litigation related activities.
     During Q2 2010 we recorded acquired in-process research and development charges of $1.3 million related to milestone payments made to the former shareholders of Avantome, Inc.
Other Income (Expense), Net

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Interest income	$3,955	$5,492	$(1,537)	(28)%
Interest expense	(12,089)	(11,397)	(692)	(6)
Other income (expense), net	2,369	(331)	2,700	(816)

Total other expense, net	$(5,765)	$(6,236)	$471	(8)%

     Total other expense, net, decreased $0.5 million due to a $2.7 million increase in other income, net, which was partially offset by a $1.5 million decrease in interest income and a $0.7 million increase in interest expense. The increase in other income, net, was due to a $2.9 million gain recognized on the acquisition of Helixis, Inc., which represented the difference between the carrying value of our cost method investment in Helixis prior to acquisition and the fair value of that investment at the time of acquisition, and a $0.6 million decrease in net foreign currency transaction losses. These increases were partially offset by a gain of $0.8 million on the extinguishment of debt recorded during the first Q1 2009. There was no similar gain recognized during the first six months of 2010.
Provision for Income Taxes

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Income before income taxes	$79,886	$64,374	$15,512	24%
Provision for income taxes	$28,882	$20,875	$8,007	38%
Effective tax rate	36.2%	32.4%
     The increase in the effective tax rate was primarily attributable to the expiration of the federal research and development credit on December 31, 2009, which has not yet passed for fiscal 2010. We expect this measure to be passed and retroactively applied during the current year. Increased earnings in higher tax jurisdictions also contributed to the increase in the effective tax rate.
Liquidity and Capital Resources
Cash flow summary

(in thousands)	YTD 2010	YTD 2009
Net cash provided by operating activities	$130,323	$90,117
Net cash used in investing activities	(119,666)	(113,128)
Net cash provided by financing activities	77,522	46,946
Effect of exchange rate changes on cash and cash equivalents	4,375	1,138

Net increase in cash and cash equivalents	$92,554	$25,073

Operating Activities
     Cash provided by operating activities for the first six months of 2010 consists of net income of $51.0 million plus net non-cash adjustments of $61.5 million and a $17.8 million decrease in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $33.8 million and depreciation and amortization expense related to property and equipment, intangibles and the debt discount on our convertible notes totaling $29.5 million.

Investing Activities
     Cash used in investing activities totaled $119.7 million for the first six months of 2010. During the first six months of 2010, we:
•	purchased and sold available-for-sale securities totaling $313.0 million and $256.0 million, respectively;

•	sold trading securities totaling $54.9 million;

•	paid net cash of $65.1 million to acquire Helixis, Inc. and $10 million for additional purchase consideration associated with the acquisition of Avantome, Inc. completed in August 2008;

•	purchased strategic investments totaling $17.7 million; and

•	used $22.9 million for capital expenditures primarily associated with the purchase of manufacturing equipment and infrastructure for additional production capacity and rental and loaner instruments.
Financing Activities
     Cash provided by financing activities totaled $77.5 million for the first six months of 2010. We received $69.5 million in proceeds from the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan.
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
     At July 4, 2010, we had approximately $785.4 million in cash and short-term investments. Short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S treasury notes. We do not hold securities backed by mortgages.
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes that mature February 15, 2014. The Company pays 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The notes are convertible into cash and, if applicable, shares of our common stock under certain circumstances as described in Note 5 of Notes to Consolidated Financial Statements. As of July 4, 2010, the principal amount of the notes was $390.0 million due to the conversion of $10.0 million of the notes during the first quarter of 2009.
     Our primary short-term needs for capital, which are subject to change, include expenditures related to:
•	potential strategic acquisitions and investments;

•	support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	the repurchase of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	the acquisition of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities; and

•	the expansion needs of our facilities, including costs of leasing additional facilities.
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
Off-Balance Sheet Arrangements
     There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the first six months of 2010 when compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
Critical Accounting Policies and Estimates
     There were no material changes to our critical accounting policies and estimates during the first six months of 2010. For further information on our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
Recent Accounting Pronouncements
     There were no accounting pronouncements adopted by the Company or issued during the first six months of 2010 that had a material effect on the Company’s condensed consolidated financial statements or that are reasonably certain to have a material impact on the condensed consolidated financial statements in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no substantial changes to our market risks in the first six months of 2010, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of July 4, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 4, 2010, our disclosure controls and procedures are effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description of Document
10.1	2005 Stock and Incentive Plan, as amended and restated through April 22, 2010.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (registrant)
Date: August 4, 2010	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer