Form 10-Q
period 2010-10-03
ILLUMINA INC
filed 2010-11-05
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 3, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2010, there were 125,043,975 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Illumina, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	October 3,	January 3,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210,767	$144,633
Short-term investments	596,049	548,894
Accounts receivable, net	170,618	157,751
Inventory, net	130,029	92,776
Deferred tax assets, current portion	16,808	20,021
Prepaid expenses and other current assets	16,076	17,515

Total current assets	1,140,347	981,590
Property and equipment, net	126,269	117,188
Goodwill	278,112	213,452
Intangible assets, net	72,333	43,788
Deferred tax assets, long-term portion	37,538	47,371
Other assets	70,622	26,548

Total assets	$1,725,221	$1,429,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,792	$52,781
Accrued liabilities	134,526	98,253
Long-term debt, current portion	306,106	290,202

Total current liabilities	500,424	441,236
Other long-term liabilities	32,783	24,656
Commitments and contingencies
Conversion option subject to cash settlement	83,893	99,797
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,495	1,436
Additional paid-in capital	1,811,388	1,637,751
Accumulated other comprehensive income	2,565	2,830
Accumulated deficit	(193,779)	(280,226)
Treasury stock, at cost	(513,548)	(497,543)

Total stockholders’ equity	1,108,121	864,248

Total liabilities and stockholders’ equity	$1,725,221	$1,429,937

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Revenue:
Product revenue	$224,668	$150,306	$596,885	$459,708
Service and other revenue	12,641	8,054	44,558	26,052

Total revenue	237,309	158,360	641,443	485,760

Cost of revenue:
Cost of product revenue	72,248	45,858	184,814	142,377
Cost of service and other revenue	5,621	3,706	15,705	10,024
Amortization of intangible assets	2,295	1,670	5,510	5,010

Total cost of revenue	80,164	51,234	206,029	157,411

Gross profit	157,145	107,126	435,414	328,349

Operating expenses:
Research and development	44,804	34,406	132,146	100,248
Selling, general and administrative	55,006	42,096	158,956	126,866
Acquired in-process research and development	—	1,325	1,325	1,325

Total operating expenses	99,810	77,827	292,427	228,439

Income from operations	57,335	29,299	142,987	99,910
Other income (expense), net:
Interest income	2,791	2,536	6,746	8,027
Interest expense	(6,190)	(5,964)	(18,279)	(17,361)
Other income, net	774	1,592	3,142	1,261

Total other expense, net	(2,625)	(1,836)	(8,391)	(8,073)

Income before income taxes	54,710	27,463	134,596	91,837
Provision for income taxes	19,263	10,386	48,145	31,261

Net income	$35,447	$17,077	$86,451	$60,576

Net income per basic share	$0.28	$0.14	$0.70	$0.49

Net income per diluted share	$0.24	$0.12	$0.61	$0.44

Shares used in calculating basic net income per share	124,684	124,557	122,816	123,274

Shares used in calculating diluted net income per share	145,205	139,874	140,854	137,438

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	October 3,	September 27,
	2010	2009
Cash flows from operating activities:
Net income	$86,451	$60,576
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	1,325	1,325
Amortization of intangible assets	5,510	5,010
Amortization of debt discount	15,904	14,792
Gain on acquisition	(2,914)	—
Depreciation expense	24,611	18,259
Stock-based compensation expense	51,804	44,334
Incremental tax benefit related to stock options exercised	(14,551)	(39,077)
Deferred income taxes	18,844	25,959
Other non-cash adjustments	4,567	308
Changes in operating assets and liabilities:
Accounts receivable	(12,752)	(25,030)
Inventory	(36,463)	(6,455)
Prepaid expenses and other current assets	2,571	(3,455)
Other assets	(2,467)	(2,447)
Accounts payable	17,499	11,989
Accrued liabilities	32,719	2,136
Accrued income taxes	(1,431)	4,594
Other long-term liabilities	(564)	350
Unrealized loss on foreign exchange	429	(2,266)

Net cash provided by operating activities	191,092	110,902

Cash flows from investing activities:
Purchases of available-for-sale securities	(663,430)	(563,290)
Sales and maturities of available-for-sale securities	558,128	356,281
Sales and maturities of trading securities	54,900	450
Net cash paid for acquisitions	(98,210)	(1,325)
Purchase of investments	(22,450)	(17,950)
Purchases of property and equipment	(37,434)	(46,288)
Cash paid for intangible assets	(6,500)	—

Net cash used in investing activities	(214,996)	(272,122)

Cash flows from financing activities:
Payments on current portion of long-term debt	—	(10,000)
Incremental tax benefit related to stock options exercised	14,551	39,077
Common stock repurchases	(16,006)	—
Proceeds from the exercise of warrants	9,587	7,576
Proceeds from issuance of common stock	81,798	35,634

Net cash provided by financing activities	89,930	72,287
Effect of exchange rate changes on cash and cash equivalents	108	437

Net increase (decrease) in cash and cash equivalents	66,134	(88,496)
Cash and cash equivalents at beginning of period	144,633	327,024

Cash and cash equivalents at end of period	$210,767	$238,528

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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, and September 30. The three and nine months ended October 3, 2010 and September 27, 2009 were both 13 and 39 weeks, respectively.
Segment Information
     The Company is organized in two business segments, Life Sciences and Diagnostics. The Life Sciences Business Unit includes all products and services that are primarily related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, and VeraCode technologies, and the Diagnostics Business Unit focuses on the emerging opportunity in molecular diagnostics. For the three and nine months ended October 3, 2010, the Company had limited activity related to the Diagnostics Business Unit. Accordingly, the Company operated in one reportable segment for the three and nine months ended October 3, 2010. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics Business Unit exceed 10% of the consolidated amounts.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instrumentation and consumables used in genetic analysis. Service and other revenue primarily consists of revenue received for performing genotyping and sequencing services, extended warranty sales, and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.
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
     In order to establish VSOE of selling price, the Company must regularly sell the product or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company’s pricing committee adjusted for applicable discounts. The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.
     In the first quarter of 2010, the Company offered an incentive with the launch of the HiSeq 2000 that enabled existing Genome Analyzer customers to trade-in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer as of the date of the announcement and was the first significant trade-in program offered by the Company. The Company will account for HiSeq 2000 discounts related to the Genome Analyzer trade-in program in the period in which the HiSeq 2000 revenue is recognized.
Long-Lived Assets
     The original assumptions and rationale utilized in establishing the carrying value and estimated lives of the Company’s long-lived assets are periodically re-evaluated. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. The Company did not recognize impairment during the three or nine months ended October 3, 2010.

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
     The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis as of October 3, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Debt securities in government sponsored entities	$—	$246,563	$—	$246,563
Corporate debt securities	—	307,554	—	307,554
U.S. Treasury securities	41,932	—	—	41,932

Total assets measured at fair value	$41,932	$554,117	$—	$596,049

     The Company measures debt securities in government sponsored entities and corporate debt securities on a recurring basis primarily using quoted prices for similar assets in active markets.
Derivatives
     The Company is exposed to foreign currency exchange rate risks in the normal course of business. To mitigate the risk associated with changes in foreign currency exchange rates, the Company enters into foreign currency forward contracts to hedge monetary assets and liabilities that are denominated in certain currencies other than the functional currency of its subsidiaries, which is currently the U.S. dollar. These foreign currency forward contracts are carried at fair value and are not designated as hedging instruments. As a result, changes in the value of the derivative are recognized in other income (expense), net, in the condensed consolidated statements of operations for the current period, along with an offsetting gain or loss on the underlying assets or liabilities.
     As of October 3, 2010, the Company had foreign currency forward contracts in place to hedge exposures in the euro, Japanese yen, and the Australian dollar. As of October 3, 2010, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $17.7 million. For the three and nine months ended October 3, 2010, non-designated foreign currency forward contracts resulted in losses of $1.6 million and $0.7 million, respectively.
Stock-Based Compensation
     The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions including expected volatility, expected option life, expected dividends, and risk-free interest rates. The Company determines volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected life of an award is based on historical forfeiture experience, exercise activity, and its terms and conditions.
     The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases under the ESPP during those periods are as follows:

	Three Months Ended			Nine Months Ended
	October 3, 2010	September 27, 2009		October 3, 2010	September 27, 2009
Interest rate — stock options	2.05%		N/A	2.05 - 2.73%	1.69 - 1.97%
Interest rate — stock purchases	0.17 - 0.48%		0.28 - 0.48%	0.17 - 0.51%	0.28 - 0.51%
Volatility — stock options	46%		N/A	46 - 48%	55-58%
Volatility — stock purchases	46 - 48%		48 - 58%	46 - 58%	48-58%
Expected life — stock options	6 years		N/A	6 years	5 years
Expected life — stock purchases	6-12 months	6-12 months		6-12 months	6-12 months
Expected dividend yield	0%		0%	0%	0%
Weighted average fair value per share of options granted	$20.08	$	N/A	$18.82	$14.79
Weighted average fair value per share of employee stock purchases	$11.49		$9.22	$10.82	$9.14

     The fair value of restricted stock units granted during the three and nine months ended October 3, 2010 and September 27, 2009 was based on the market price of our common stock on the date of grant.
     As of October 3, 2010, approximately $145.3 million of total unrecognized compensation cost related to stock options, restricted stock units and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 2.41 years.
     Total stock-based compensation expense for employee stock options, restricted stock, and stock purchases under the ESPP consists of the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Cost of product revenue	$1,359	$1,144	$3,869	$3,617
Cost of service and other revenue	137	112	394	397
Research and development	6,521	4,788	18,451	14,389
Selling, general and administrative	9,943	8,528	29,090	25,931

Share-based compensation expense before taxes	17,960	14,572	51,804	44,334
Related income tax benefits	(6,107)	(4,841)	(17,639)	(14,377)

Share-based compensation expense, net of taxes	$11,853	$9,731	$34,165	$29,957

Net share-based compensation expense per share of common stock:
Basic	$0.10	$0.08	$0.28	$0.24

Diluted	$0.08	$0.07	$0.24	$0.22

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

The following table presents the calculation of weighted-average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Weighted-average shares outstanding	124,684	124,557	122,816	123,274
Effect of dilutive potential common shares:
Dilutive Convertible Senior Notes	9,292	7,035	8,381	6,531
Dilutive equity awards	4,734	4,468	4,407	4,432
Dilutive warrants sold in connection with the Convertible Senior Notes	5,662	2,329	4,316	1,625
Dilutive warrants assumed in an acquisition	833	1,485	934	1,576

Weighted-average shares used in calculating diluted net income per share	145,205	139,874	140.854	137,438

Weighted-average shares excluded from calculation due to anti-dilutive effect	2,518	4,526	2,350	4,772

Comprehensive Income
Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Net income	$35,447	$17,077	$86,451	$60,576
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(48)	399	(265)	814

Total comprehensive income	$35,399	$17,476	$86,186	$61,390

2. Balance Sheet Account Details
Short-Term Investments
     The following is a summary of short-term investments (in thousands):

		October 3, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$246,368	$211	$(16)	$246,563
Corporate debt securities	305,892	1,740	(78)	307,554
U.S. treasury securities	41,803	129	—	41,932

Total available-for-sale securities	$594,063	$2,080	$(94)	$596,049

		January 3, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$289,101	$702	$(102)	$289,701
Corporate debt securities	190,949	2,039	(166)	192,822
U.S. treasury securities	11,487	12	(28)	11,471

Total available-for-sale securities	491,537	2,753	(296)	493,994
Trading securities:
Auction rate securities	54,900	—	(6,129)	48,771
Put option	—	6,129	—	6,129

Total trading securities	54,900	6,129	(6,129)	54,900

Total short-term investments	$546,437	$8,882	$(6,425)	$548,894

Available-For-Sale Securities
     As of October 3, 2010, the Company had 42 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of October 3, 2010 and January 3, 2010 aggregated by investment category (in thousands):

	October , 2010		January 3, 2010
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Debt securities in government sponsored entities	$51,021	$(16)	$73,783	$(102)
Corporate debt securities	71,228	(78)	26,488	(166)
U.S. treasury securities	—	—	4,471	(28)

Total	$122,249	$(94)	$104,742	$(296)

     Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the condensed consolidated statements of operations. Gross realized gains for the three and nine months ended October 3, 2010 were $1.1 million and $1.6 million, respectively. Gross realized losses on sales of available-for-sale securities were immaterial for the three and nine months ended October 3, 2010. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and nine months ended September 27, 2009.
     Contractual maturities of available-for-sale securities as of October 3, 2010 were as follows (in thousands):

Estimated
Fair Value
Due within one year	$208,877
After one but within five years	387,172

Total	$596,049

Trading Securities
     As of January 3, 2010, the Company’s short-term investments included $54.9 million (at cost) of auction rate securities issued primarily by municipalities and universities. The markets for auction rate securities effectively ceased when the vast majority of auctions failed in February 2008, preventing investors from selling these securities. Due to the auction failures and the lack of trading in the secondary market of these instruments, there was insufficient observable market information available to directly determine the fair value of the Company’s auction rate securities. As a result, the value of these securities was determined using Level 3 hierarchical inputs. As of January 3, 2010, the fair value of the Company’s auction rate securities was determined to be $48.8 million.
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
     Changes in the fair value of the Company’s auction rate securities and put option from January 3, 2010 through October 3, 2010 are as follows (in thousands):

Fair value of auction rate securities and put option as of January 3, 2010	54,900
Auction rate securities redeemed by issuer	(32,100)
Auction rate securities sold upon the exercise of put option on July 1, 2010	(22,800)

Fair value as of October 3, 2010	$—

Inventory
     Inventory, net, consists of the following (in thousands):

	October 3,	January 3,
	2010	2010
Raw materials	$53,551	$37,979
Work in process	62,642	44,663
Finished goods	13,836	10,134

Total inventory, net	$130,029	$92,776

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	October 3,	January 3,
	2010	2010
Short-term deferred revenue	$43,740	$27,445
Compensation	43,482	32,487
Customer deposits	13,614	6,121
Reserve for product warranties	11,291	10,215
Taxes	9,562	12,109
Accrued royalties	1,858	2,552
Other	10,979	7,324

Total accrued liabilities	$134,526	$98,253

3. Acquisitions
     Under the acquisition method of accounting, the Company allocates the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned to identifiable intangible assets acquired are based on estimates and assumptions determined by management. The Company records the excess consideration over the aggregate fair value of tangible and intangible assets as goodwill. Pro forma results of operations have not been presented for acquisitions completed in 2010 because the effects of these acquisitions were not material.
     Helixis, Inc.
     On April 30, 2010, the Company completed the acquisition of Helixis, Inc., a company developing a high-performance, low-cost, real-time polymerase chain reaction system used for nucleic acid analysis. Total consideration for the acquisition at the closing date was approximately $86.7 million, including $70.0 million in cash (net of $2.6 million of cash acquired) and $14.1 million for the estimated fair value of contingent consideration payments that may range from $0 to $35 million based on the achievement of certain revenue-based milestones by December 31, 2011. The operations of Helixis have been included in the Company’s condensed consolidated financial statements since the acquisition date of April 30, 2010. Using information available at the close of the acquisition, the Company allocated approximately $2.3 million of the consideration to tangible assets and liabilities and approximately $28.0 million to identified intangible assets that will be amortized over a useful life of 10 years. The Company also recorded a $2.0 million net deferred tax liability to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense net of the future tax benefit of acquired net operating loss carryforwards. The Company recorded the excess consideration of approximately $58.4 million as goodwill, which is not deductible for income tax purposes. Goodwill is attributable to estimated synergies arising from the acquisition and other intangible assets that do not qualify for separate recognition.
     Prior to the acquisition, the Company had an equity interest in Helixis with a cost basis of $2.0 million that was accounted for under the cost method. As a result of revaluing the Company’s equity interest in Helixis on the acquisition date, the Company recognized a gain of $2.9 million, which was included in other income, net, in its condensed consolidated statement of operations in the second quarter of 2010.
     Avantome, Inc.
     On August 1, 2008, the Company completed the acquisition of Avantome, Inc., a development-stage company creating a low cost, long-read sequencing technology. At the time of the acquisition, the Company paid $25.8 million in cash, including transaction costs, and recorded a charge of $24.7 million for purchased in-process research and development (IPR&D). As part of the acquisition agreement, the Company agreed to pay Avantome’s former shareholders up to an additional $35.0 million in contingent cash consideration based on the achievement of certain milestones. For the nine months ended October 3, 2010, the Company recorded IPR&D of $1.3 million and compensation expense of $2.8 million associated with these milestones. Compensation expense associated with the Avantome acquisition is included in research and development in the consolidated statements of operations.

4. Warranties
     The Company generally provides a one-year warranty on genotyping, gene expression and sequencing systems. Additionally, the Company provides a warranty on its consumable sales through the expiry date, which generally ranges from six to twelve months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. This expense is recorded as a component of cost of product revenue. Warranty expenses associated with extended maintenance contracts for systems are recorded as cost of service and other revenue as incurred.
     Changes in the Company’s reserve for product warranties from January 3, 2010 through October 3, 2010 are as follows (in thousands):

Balance as of January 3, 2010	$10,215
Additions charged to cost of revenue	15,054
Repairs and replacements	(13,978)

Balance as of October 3, 2010	$11,291

5. Convertible Senior Notes
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $390.3 million. The Company will pay 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made interest payments of $1.2 million on February 15, 2010 and August 15, 2010. The notes mature on February 15, 2014.
     The notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on a conversion rate, subject to adjustment, of 45.8058 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $21.83 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per note for each day of such measurement period was less than 97% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events; and (4) at any time on or after November 15, 2013 through the third scheduled trading day immediately preceding the maturity date. As of October 3, 2010, notes in an aggregate principal amount of $10.0 million have been converted.
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

     The Company accounts separately for the liability and equity components of the notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company was unable to find any other comparable companies in industry and size with outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds represent a similar liability to the convertible senior notes without the conversion option. To measure the fair value of the similar liability at February 16, 2007, the Company estimated an interest rate using assumptions that market participants would use in pricing the liability component, including market interest rates, credit standing, yield curves and volatilities, all of which are defined as Level 2 Observable Inputs. The estimated interest rate of 8.27% was applied to the convertible senior notes and coupon interest using a present value technique to arrive at the fair value of the liability component. The difference between the cash proceeds associated with the convertible debt and this estimated fair value of the liability component is recorded as an equity component. The Company classified a portion of the equity component as temporary equity measured as the excess of a) the amount of cash that would be required to be paid upon conversion over b) the current carrying amount of the liability-classified component. The amount is reflected within conversion option subject to cash settlement in the condensed consolidated balance sheets.
     As of January 3, 2010, the principal amount of the convertible senior notes was $390.0 million and the unamortized discount was $99.8 million resulting in a net carrying amount of the liability component of $290.2 million. As of October 3, 2010, the principal amount of the convertible senior notes was $390.0 million and the unamortized discount was $83.9 million resulting in a net carrying amount of the liability component of $306.1 million. The remaining period over which the discount on the liability component will be amortized is 3.37 years.
6. Stockholders’ Equity
     Stock Options
     The Company’s stock option activity under all stock option plans during the nine months ended October 3, 2010 is as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at January 3, 2010	16,089,438	$18.59
Granted	2,045,489	$39.11
Exercised	(4,398,243)	$16.38
Cancelled	(676,127)	$21.85

Outstanding at October 3, 2010	13,060,557	$22.37

     The aggregate intrinsic value of options outstanding and options exercisable as of October 3, 2010 was $348.9 million and $234.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $49.09 as of October 1, 2010, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $110.4 million and $63.6 million for the nine months ended October 3, 2010 and September 27, 2009, respectively.
     The weighted average remaining life of options outstanding and options exercisable as of October 3, 2010 was 6.67 years and 5.78 years, respectively.
     Employee Stock Purchase Plan
     The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 372,544 were issued under the ESPP during the nine months ended October 3, 2010. As of October 3, 2010, there were 16,061,905 shares available for issuance under the ESPP.

     Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the nine months ended October 3, 2010 is as follows:

Restricted Stock Units (1)
Outstanding at January 3, 2010	2,508,708
Awarded	624,018
Vested	(220,104)
Cancelled	(174,787)

Outstanding at October 3, 2010	2,737,835

(1)	Each stock unit represents the fair market value of one share of common stock.
     The weighted average grant-date fair value per share for the restricted stock units was $40.34 for the nine months ended October 3, 2010.
     Based on the closing price of the Company’s common stock of $49.09 on October 1, 2010, the total intrinsic value of all outstanding restricted stock units on that date was $134.4 million.
     Warrants
     In conjunction with an acquisition in January 2007, the Company assumed 4,489,686 warrants. During the nine months ended October 3, 2010, there were 986,982 warrants exercised, resulting in cash proceeds to the Company of approximately $9.6 million.
     A summary of all warrants outstanding as of October 3, 2010 is as follows:

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
Business Trends and Outlook
     Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, the other transactions, events, and trends discussed in “Risk Factors” in Item 1A of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 may also materially impact our business operations and financial results.
Next Generation Sequencing
     Strong demand for next generation sequencing applications continues to drive both sequencing instrument and consumable sales. During Q1 2010, we began customer shipments of the HiSeq 2000, our next generation sequencing instrument that allows customers to sequence whole human genomes for less than $10,000 in reagent costs. During the first nine months of 2010, we significantly increased our manufacturing capacity for the HiSeq 2000. Given the strong demand for the instrument, our goal is to continue to increase our HiSeq 2000 production capacity in Q4 2010, which we believe will begin to reduce the amount of time between the placement of customer orders and shipments.

MicroArrays
     We experienced a slowdown in the sales of our microarray products during 2009 that was largely attributable to researchers reducing or suspending the initiation of new studies as they waited for rare variant content emerging from the 1000 Genomes Project, an international research effort launched in 2008 to establish the most detailed catalog of human genetic variation. Despite advances in sequencing technology, we believe microarrays remain a cheaper, faster, and more accurate technology for use when genetic content is known. The information content of specific microarrays is fixed and reproducible. As such, specific microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. During Q3 2010, microarray product sales increased on a year over year and sequential basis, led by the Omni 2.5, a four sample BeadChip with approximately 2.5 million markers per sample launched in Q2 2010. This product includes new rare variant content from the 1000 Genomes Project. As additional new rare variant content becomes available from the 1000 Genomes Project, we plan to launch a microarray that will feature approximately 5.0 million markers per sample. The launch of this product will depend on the timing of the release of new content from the 1000 Genomes Project. We believe the launch of these microarrays will continue to increase the demand in the microarray market.
American Recovery and Reinvestment Act of 2009 (the Recovery Act)
     The Recovery Act was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10.0 billion in funding was provided to the National Institutes of Health (NIH) through September 2010 to support the advancement of scientific research. While it is not possible to quantify the net impact of orders resulting from the Recovery Act due to the uncertainty surrounding orders that would have been received in absence of stimulus, we believe approximately $64.4 million in orders during the first nine months of 2010 were directly related to Recovery Act grants. We believe Recovery Act funds will continue to be spent by our customers through 2012.
Gross Margin
     Our gross profit as a percentage of revenue (gross margin) increased during 2009 as compared to 2008 from the realization of cost efficiencies in manufacturing and an improved sales mix of sequencing consumables driven by growth in the installed base of our sequencing systems. During the first nine months of 2010, gross margin was relatively flat as compared to the first nine months of 2009 due to improved margins on sequencing consumables offset by lower margins on our newer products, such as the HiSeq 2000, and the effects of discounts on the sales of HiSeq 2000 associated with the Genome Analyzer trade-in program. We expect gross margins to be in the mid 60s in Q4 2010 as we continue shipments of discounted HiSeq 2000s purchased through the Genome Analyzer trade-in program. We also expect changes in our product mix and price competition to continue to affect our gross margins.
Operating Expenses
     We expect to incur increased operating expenses to support the expected growth of our business. However, in Q3 2010 revenue grew faster than operating expenses and as a result, operating expenses as a percentage of revenue were lower as compared to the first half of 2010. We believe a substantial investment in research and development is essential to remaining competitive and launching products into new markets. Accordingly, we expect our research and development expenses to increase in absolute dollars as we expand our product base. Selling, general and administrative expenses are also expected to increase in absolute dollars as we continue to expand our staff and add sales and marketing infrastructure.
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

	Q3 2010	Q3 2009	YTD 2010	YTD 2009
Revenue:
Product revenue	95%	95%	93%	95%
Service and other revenue	5	5	7	5

Total revenue	100	100	100	100

Cost of revenue:
Cost of product revenue	31	29	29	29
Cost of service and other revenue	2	2	2	2
Amortization of intangible assets	1	1	1	1

Total cost of revenue	34	32	32	32

Gross profit	66	68	68	68

Operating expenses:
Research and development	19	22	21	21
Selling, general and administrative	23	27	25	26
Acquired in-process research and development	—	1	—	—

Total operating expenses	42	50	46	47

Income from operations	24	18	22	21
Other income (expense), net:
Interest income	1	2	1	2
Interest expense	(2)	(4)	(3)	(4)
Other income, net	—	1	1	—

Total other expense, net	(1)	(1)	(1)	(2)

Income before income taxes	23	17	21	19
Provision for income taxes	8	7	8	6

Net income	15%	10%	13%	13%

     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30 and September 30. The three and nine months ended October 3, 2010 and September 27, 2009 were both 13 and 39 weeks, respectively.
Third Quarter of 2010 Compared to Third Quarter of 2009

(in thousands)	Q3 2010	Q3 2009	Change	% Change
Product revenue	$224,668	$150,306	$74,362	49%
Service and other revenue	12,641	8,054	4,587	57

Total revenue	$237,309	$158,360	$78,949	50%

Total gross profit	$157,145	$107,126	$50,019	47%
Total gross margin	66.2%	67.6%
Revenue
     Product revenue consists primarily of sales of consumables and instruments.
     Consumable revenue increased $46.0 million, or 53%, to $133.0 million for Q3 2010 compared to $87.0 million for Q3 2009. Microarray consumable revenue, which constituted more than half of our total consumable revenue, increased $26.4 million primarily attributable to growth in sales of whole-genome genotyping and focused content arrays. Sales volume of our Infinium BeadChip products, which constituted a majority of our microarray consumable sales, increased on a per sample basis during Q3 2010 compared to Q3 2009. The average selling price per sample, however, declined due to a change in product mix primarily attributable to growth in sales of our focused content arrays and a number of large sample volume purchase orders that incurred higher discounts. Revenue from sequencing consumables increased $19.7 million due to growth in the installed base of our sequencing systems.

     Revenue from the sale of instruments increased $27.1 million, or 45%, to $87.8 million for Q3 2010 compared to $60.7 million for Q3 2009. The change was due to increases of $25.1 million and $2.0 million in sales of our sequencing and microarray systems respectively. We experienced increases in both the number of units sold and average selling prices per unit for our sequencing systems during Q3 2010 compared to Q3 2009 due to increased demand for next generation sequencing systems and the launch of the HiSeq 2000 in Q1 2010.
Gross Margin
     The decrease in gross margin was primarily attributable to the effects of discounts on the sales of HiSeq 2000 associated with the Genome Analyzer trade-in program. This impact was partially offset by improved margins on microarray and sequencing consumables.
Operating Expenses

(in thousands)	Q3 2010	Q3 2009	Change	% Change
Research and development	$44,804	$34,406	$10,398	30%
Selling, general and administrative	55,006	42,096	12,910	31
Acquired in-process research and development	—	1,325	(1,325)	(100)

Total operating expenses	$99,810	$77,827	$21,983	28%

     The increase in research and development expenses was due to a $7.0 million increase in personnel expenses associated with the growth of our business and an increase in other non-personnel expenses of $3.4 million comprised mostly of lab and production supplies expenses.
     The increase in selling, general and administrative expenses was primarily attributable to an $8.1 million increase in personnel expenses associated with the growth of our business and an increase in outside service expenses of $3.3 million comprised mostly of legal expenses for litigation related activities.
     During Q3 2009 we recorded acquired in-process research and development charges of $1.3 million related to milestone payments made to the former shareholders of Avantome, Inc. During 2010 the same expense was recorded in Q2.
Other Income (Expense), Net

(in thousands)	Q3 2010	Q3 2009	Change	% Change
Interest income	$2,791	$2,536	$255	10%
Interest expense	(6,190)	(5,964)	(226)	4
Other income, net	774	1,592	(818)	(51)

Total other expense, net	$(2,625)	$(1,836)	$(789)	43%

     Interest income increased $0.3 million due to a $1.1 million realized gain recorded on the sale of securities partially offset by a decline in interest rates. Interest expense increased $0.2 million due to the amortization of the discount on our convertible senior notes. Other income, net, decreased due to a $0.8 million decrease in net foreign currency transaction gains.

Provision for Income Taxes

(in thousands)	Q3 2010	Q3 2009	Change	% Change
Income before income taxes	$54,710	$27,463	$27,247	99%
Provision for income taxes	$19,263	$10,386	$8,877	85%
Effective tax rate	35.2%	37.8%
     The decrease in the effective tax rate was primarily attributable to tax adjustments discovered during the preparation of prior year tax returns that resulted in an increase to the tax provision recorded in Q3 2009. Return provision adjustments did not materially change the provision for income taxes in Q3 2010.

Nine Months Ended October 3, 2010 Compared to Nine Months Ended September 27, 2009

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Product revenue	$596,885	$459,708	$137,177	30%
Service and other revenue	44,558	26,052	18,506	71

Total revenue	$641,443	$485,760	$155,683	32%

Total gross profit	$435,414	$328,349	$107,065	33%
Total gross margin	67.9%	67.6%
Revenue
     Product revenue consists primarily of sales of consumables and instruments.
     Consumable revenue increased $86.2 million, or 30%, to $372.8 million for the first nine months of 2010 compared to $286.6 million for the first nine months of 2009. Microarray consumable revenue, which constituted more than half of our total consumable revenue, increased $25.7 million primarily attributable to growth in sales of focused content, custom, and methylation arrays. Sales volume of our Infinium BeadChip products, which constituted a majority of our microarray consumable sales, increased on a sample basis during the first nine months of 2010 compared to the first nine months of 2009. The average selling price per sample, however, declined due to a change in product mix primarily attributable to growth in sales of our focused content arrays and a number of large sample volume purchase orders that incurred higher discounts. Revenue from sequencing consumables increased $60.5 million due to growth in the installed base of our sequencing systems.
     Revenue from the sale of instruments increased $50.0 million, or 30%, to $215.0 million for the first nine months of 2010 compared to $165.0 million for the first nine months of 2009 primarily due to an increase in sales of our sequencing systems. We experienced increases in both the number of units sold and average selling prices per unit for our sequencing systems during the first nine months of 2010 compared to the same period in the prior year. The increase in units sold was due to increased demand for next generation sequencing systems. The increase in average selling prices was primarily attributable to the launch of the HiSeq 2000 in Q1 2010.
Gross Margin
     Gross margin was relatively flat during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to improved margins on sequencing consumables offset by lower margins on our newer products, such as the HiSeq 2000, and the effects of discounts on the sales of HiSeq 2000 associated with the Genome Analyzer trade-in program.
Operating Expenses

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Research and development	$132,146	$100,248	$31,898	32%
Selling, general and administrative	158,956	126,866	32,090	25
Acquired in-process research and development	1,325	1,325	—	—

Total operating expenses	$292,427	$228,439	$63,988	28%

     The increase in research and development expenses was due to a $20.5 million increase in personnel expenses associated with the growth of our business and an increase in other non-personnel expenses of $11.4 million comprised mostly of lab and production supplies expenses.
     The increase in selling, general and administrative expenses was primarily attributable to a $23.6 million increase in personnel expenses associated with the growth of our business and an increase in outside service expenses of $7.2 million comprised mostly of legal expenses for litigation related activities and marketing expenses.

Other Income (Expense), Net

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Interest income	$6,746	$8,027	$(1,281)	(16)%
Interest expense	(18,279)	(17,361)	(918)	(5)
Other income, net	3,142	1,261	1,881	149

Total other expense, net	$(8,391)	$(8,073)	$(318)	4%

     Interest income decreased $1.3 million due to an overall decline in interest rates partially offset by a $1.6 million realized gain recorded on the sale of securities. Interest expense increased $0.9 million due to the amortization of the discount on our convertible senior notes. Other income, net, increased due to a $2.9 million gain recognized in Q2 2010 on the acquisition of Helixis, Inc., which represented the difference between the carrying value of our cost method investment in Helixis prior to acquisition and the fair value of that investment at the time of acquisition. This increase was partially offset by a gain of $0.8 million on the extinguishment of debt recorded in Q1 2009 for which there was no similar gain recognized in 2010 and a $0.3 million decrease in net foreign currency transaction gains.

Provision for Income Taxes

(in thousands)	YTD 2010	YTD 2009	Change	% Change
Income before income taxes	$134,596	$91,837	$42,759	47%
Provision for income taxes	$48,145	$31,261	$16,884	54%
Effective tax rate	35.8%	34.0%
     The increase in the effective tax rate was primarily attributable to the expiration of the federal research and development credit on December 31, 2009, which has not yet passed for fiscal 2010. We anticipate this measure passing during Q4 2010 with retroactive application for the current year, which would be recorded on a cummulative basis during the quarter in which the measure becomes law. Increased earnings in higher tax jurisdictions also contributed to the increase in the effective tax rate.
Liquidity and Capital Resources
Cash flow summary

(in thousands)	YTD 2010	YTD 2009
Net cash provided by operating activities	$191,092	$110,902
Net cash used in investing activities	(214,996)	(272,122)
Net cash provided by financing activities	89,930	72,287
Effect of exchange rate changes on cash and cash equivalents	108	437

Net increase (decrease) in cash and cash equivalents	$66,134	$(88,496)

Operating Activities
     Cash provided by operating activities for the nine months ended October 3, 2010 consists of net income of $86.5 million plus net non-cash adjustments of $105.1 million and a $0.5 million increase in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $51.8 million and depreciation and amortization expense related to property and equipment, intangibles and the debt discount on our convertible notes totaling $46.0 million.
Investing Activities
     Cash used in investing activities totaled $215.0 million for the nine months ended October 3, 2010. During the first nine months of 2010, we:
•	purchased and sold available-for-sale securities totaling $663.4 million and $558.1 million, respectively;

•	paid net cash of $98.2 million for acquisitions;

•	sold trading securities totaling $54.9 million;

•	used $37.4 million for capital expenditures primarily associated with the purchase of manufacturing equipment and infrastructure for additional production capacity and rental and loaner instruments; and

•	made strategic investments totaling $22.5 million.
Financing Activities
     Cash provided by financing activities totaled $89.9 million for the first nine months of 2010. We received $91.4 million in proceeds from the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan and $14.6 million in incremental tax benefit related to stock options exercised. These increases were partially offset by common stock repurchases of $16.0 million.
Liquidity
     We manage our business to maximize operating cash flows as the primary source of our liquidity. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have issued debt and equity securities to finance our requirements to the extent that cash provided by operating activities was not sufficient to fund our needs. We may require additional funding in the future and our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.
     At October 3, 2010, we had approximately $806.8 million in cash and short-term investments. Short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S. treasury notes. We do not hold securities backed by mortgages.
     On February 16, 2007, the Company issued $400.0 million principal of convertible senior notes that mature February 15, 2014. The Company pays 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The notes are convertible into cash and, if applicable, shares of our common stock under certain circumstances as described in Note 5 of Notes to Consolidated Financial Statements. As of October 3, 2010, the principal amount of the notes was $390.0 million due to the conversion of $10.0 million of the notes during the first quarter of 2009.
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
Off-Balance Sheet Arrangements
     There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended October 3, 2010, when compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
Critical Accounting Policies and Estimates
     There were no material changes to our critical accounting policies and estimates during the nine months ended October 3, 2010. For further information on our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
Recent Accounting Pronouncements
     There were no accounting pronouncements adopted by the Company or issued during the nine months ended October 3, 2010 that had a material effect on the Company’s condensed consolidated financial statements or that are reasonably certain to have a material impact on the condensed consolidated financial statements in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no substantial changes to our market risks in the nine months ended October 3, 2010, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 3, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 3, 2010, our disclosure controls and procedures are effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the third quarter of 2010 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2010, our board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan over the next 12 months and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. The following table summarizes shares repurchased pursuant to these programs during the quarter ended October 3, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares	Average Price	Announced	Purchased Under
Period	Purchased(1)	Paid per Share(1)	Programs(1)	the Programs(1)
July 5, 2010 – August 1, 2010	—	$—	—	$200,000,000
August 2, 2010 – August 29, 2010	178,198	44.95	178,198	192,000,025
August 30, 2010 – October 3, 2010	168,914	47.48	168,914	184,002,071

Total	347,112	$46.21	347,112	$184,002,071

(1)	All shares purchased during the quarter ended October 3, 2010 were in connection with our stock repurchase program authorized by our board of directors in July 2010. All stock repurchases were made under a 10b5-1 trading program or in open-market transactions.
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

Illumina, Inc. (registrant)

Date: November 5, 2010	/s/ CHRISTIAN O. HENRY
Christian O. Henry Senior Vice President and Chief Financial Officer