Form 10-Q
period 2011-04-03
ILLUMINA INC
filed 2011-05-04
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 3, 2011

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
As of April 15, 2011, there were 123,132,000 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3,	January 2,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$410,341	$248,947
Short-term investments	724,297	645,342
Accounts receivable, net	181,924	165,598
Inventory, net	150,708	142,211
Deferred tax assets, current portion	17,442	19,378
Prepaid expenses and other current assets	26,761	36,922

Total current assets	1,511,473	1,258,398
Property and equipment, net	125,185	129,874
Goodwill	320,543	278,206
Intangible assets, net	118,419	91,462
Deferred tax assets, long-term portion	2,007	39,497
Other assets	45,522	41,676

Total assets	$2,123,149	$1,839,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,287	$66,744
Accrued liabilities	167,703	156,164
Long-term debt, current portion	111,323	311,609

Total current liabilities	345,313	534,517
Long-term debt	652,083	—
Other long-term liabilities	35,986	28,531
Conversion option subject to cash settlement	25,541	78,390
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,608	1,516
Additional paid-in capital	2,070,318	1,891,288
Accumulated other comprehensive income	1,120	1,765
Accumulated deficit	(131,204)	(155,335)
Treasury stock, at cost	(877,616)	(541,559)

Total stockholders’ equity	1,064,226	1,197,675

Total liabilities and stockholders’ equity	$2,123,149	$1,839,113

See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 3,	April 4,
	2011	2010
Revenue:
Product revenue	$266,717	$173,679
Service and other revenue	15,798	18,452

Total revenue	282,515	192,131

Cost of revenue:
Cost of product revenue	85,437	52,939
Cost of service and other revenue	6,052	5,394
Amortization of acquired intangible assets	2,985	1,620

Total cost of revenue	94,474	59,953

Gross profit	188,041	132,178

Operating expense:
Research and development	50,200	43,675
Selling, general and administrative	65,931	50,278
Headquarter relocation expense	2,522	—

Total operating expense	118,653	93,953

Income from operations	69,388	38,225
Other income (expense):
Interest income	1,540	2,204
Interest expense	(7,390)	(5,955)
Other expense, net	(27,530)	(1,113)

Total other expense, net	(33,380)	(4,864)

Income before income taxes	36,008	33,361
Provision for income taxes	11,871	12,153

Net income	$24,137	$21,208

Net income per basic share	$0.19	$0.18

Net income per diluted share	$0.16	$0.16

Shares used in calculating basic net income per share	126,517	120,668

Shares used in calculating diluted net income per share	153,129	136,407

See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 3,	April 4,
	2011	2010
Cash flows from operating activities:
Net income	$24,137	$21,208
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquired intangible assets	2,985	1,620
Accretion of debt discount	6,514	5,203
Loss on extinguishment of debt	27,177	—
Change in fair value of contingent consideration liabilities	270	—
Depreciation expense	12,829	7,391
Share-based compensation expense	22,039	16,999
Contingent compensation expense	1,204	—
Incremental tax benefit related to stock options exercised	(10,000)	(4,500)
Deferred income taxes	6,636	4,652
Other non-cash adjustments	2,425	1,427
Changes in operating assets and liabilities:
Accounts receivable	(11,112)	(788)
Inventory	(3,950)	(8,181)
Prepaid expenses and other current assets	(5,445)	1,547
Other assets	(3,093)	(1,186)
Accounts payable	(630)	7,294
Accrued liabilities	17,683	5,061
Other long-term liabilities	(951)	(1,487)
Unrealized (loss) gain on foreign exchange	(140)	2,805

Net cash provided by operating activities	88,578	59,065

Cash flows from investing activities:
Purchases of available-for-sale securities	(360,657)	(114,039)
Sales and maturities of available-for-sale securities	278,972	126,706
Net cash paid for acquisitions	(58,302)	(10,000)
Purchase of investments	(475)	(16,151)
Purchases of property and equipment	(12,300)	(11,180)
Cash paid for intangible assets	(114)	—

Net cash used in investing activities	(152,876)	(24,664)

Cash flows from financing activities:
Payments on current portion of long-term debt	(253,135)	—
Proceeds from issuance of convertible notes	786,000	—
Incremental tax benefit related to stock options exercised	10,000	4,500
Common stock repurchases	(338,320)	—
Proceeds from exercises of warrants	5,512	3,646
Proceeds from issuance of common stock	15,424	26,160

Net cash provided by financing activities	225,481	34,306
Effect of exchange rate changes on cash and cash equivalents	211	(115)

Net increase in cash and cash equivalents	161,394	68,592
Cash and cash equivalents at beginning of period	248,947	144,633

Cash and cash equivalents at end of period	$410,341	$213,225

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Notes to Consolidated Financial Statements
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
     Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011 from which the balance sheet information herein was derived.
     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended April 3, 2011 and April 4, 2010 were both 13 weeks.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current year presentation.
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
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. All revenue is recorded net of any discounts.
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
Goodwill, Intangible Assets, and Other Long-Lived Assets
     Goodwill represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the three months ended April 3, 2011 was due to goodwill recorded in connection with the Company’s acquisition of Epicentre Technologies Corporation (Epicentre) in January 2011.
     The Company’s intangible assets, excluding goodwill, are comprised primarily of in-process research and development (IPR&D), licensed technology, acquired core technologies, customer relationships, tradename, and license agreements. Except IPR&D, the cost of all identifiable intangible assets is amortized on a straight-line basis over their respective useful lives.
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
     The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities, excluding acquisition related contingent consideration liabilities, approximate the related fair values due to the short-term maturities of these instruments.
Derivatives
     The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other expense, net, in the consolidated statements of income for the current period, along with an offsetting gain or loss on the underlying assets or liabilities.
     As of April 3, 2011, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of April 3, 2011, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $26.6 million. For the three months ended April 3, 2011, the Company recorded an immaterial loss related to the non-designated foreign exchange forward contracts.
Leases
     Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records the total rent payable on a straight-line basis over the term of the lease, which includes the construction build-out period but excludes lease extension periods. The difference between rent payments and straight-line rent expense is recorded in other long-term liabilities. Landlord allowances are also recorded in other long-term liabilities, which are amortized on a straight-line basis over the lease term as a reduction to rent expense. The Company capitalizes the leasehold improvements and amortizes them over the shorter of the lease term or their expected useful lives.
     In December 2010, the Company agreed to lease a facility in San Diego, California that will serve as its new corporate headquarters. The Company records headquarter relocation expenses in its consolidated statement of income, which include a cease-use loss to be recorded upon vacating its current headquarter facility expected near the end of 2011, additional rent expense during the transition to the new facility, and accelerated depreciation of certain property and equipment. The cease-use loss will be calculated as the present value of the expected difference between the remaining lease payments obligation and estimated sublease rental during the remaining lease period, adjusted for deferred rent and leasehold improvements. The Company will record rent expense upon obtaining control of the new facility, and as a result, will incur additional rent expense until vacating the current facility. In addition, the Company records accelerated depreciation expense for leasehold improvements at its current headquarter facility based on the reassessed useful lives of less than a year. Headquarter relocation expense of $2.5 million recorded in the three months ended April 3, 2011 represents accelerated depreciation expense.
Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method. Diluted net income per share reflects the potential dilution from outstanding stock options, restricted stock units, warrants, shares subject to forfeiture, and convertible senior notes. Under the treasury stock method, convertible senior notes will have a dilutive impact when the average market price of the Company’s common stock is above the applicable conversion price of the respective notes. In addition, the amount that must be paid to exercise stock options and warrants, the amount of compensation expense for future services that the Company has not yet recognized for stock options, restricted stock units, shares subject to forfeiture, and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible are assumed to be used to repurchase shares.

     The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended
	April 3,	April 4,
	2011	2010
Weighted average shares outstanding	126,517	120,668
Effect of dilutive potential common shares:
Dilutive convertible senior notes	10,953	7,447
Dilutive equity awards	5,790	4,192
Dilutive warrants sold in connection with convertible senior notes	9,869	2,937
Dilutive warrants assumed in an acquisition	—	1,163

Weighted average shares used in calculation of diluted net income per share	153,129	136,407

Weighted average shares excluded from calculation due to anti-dilutive effect	831	1,170

Comprehensive Income
     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended
	April 3,	April 4,
	2011	2010
Net income	$24,137	$21,208
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(645)	1,314

Total comprehensive income	$23,492	$22,522

2. Balance Sheet Account Details
Short-Term Investments
     The following is a summary of short-term investments (in thousands):

	April 3, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$300,789	$120	$(521)	$300,388
Corporate debt securities	359,778	798	(642)	359,934
U.S. treasury securities	64,084	48	(157)	63,975

Total available-for-sale securities	$724,651	$966	$(1,320)	$724,297

	January 2, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$261,890	$106	$(299)	$261,697
Corporate debt securities	329,823	1,170	(235)	330,758
U.S. treasury securities	52,938	70	(121)	52,887

Total available-for-sale securities	$644,651	$1,346	$(655)	$645,342

     As of April 3, 2011, the Company had 133 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of April 3, 2011 and January 2, 2011 aggregated by investment category (in thousands):

	April 3 , 2011		January 2, 2011
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Debt securities in government sponsored entities	$191,335	$(521)	$127,756	$(299)
Corporate debt securities	176,873	(642)	92,199	(235)
U.S. treasury securities	29,201	(157)	13,490	(121)

Total	$397,409	$(1,320)	$233,445	$(655)

     Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. Gross realized gains and losses on sales of available-for sale securities for the three months ended April 3, 2011 and April 4, 2010 were immaterial.
     Contractual maturities of available-for-sale securities as of April 3, 2011 were as follows (in thousands):

Estimated
Fair Value
Due within one year	$182,254
After one but within five years	542,043

Total	$724,297

Inventory
     Inventory, net, consists of the following (in thousands):

	April 3,	January 2,
	2011	2011
Raw materials	$52,480	$54,762
Work in process	71,074	64,862
Finished goods	27,154	22,587

Total inventory, net	$150,708	$142,211

Cost-Method Investments
     As of April 3, 2011 and January 2, 2011, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $32.8 million, which were included in other long term assets in the consolidated balance sheets. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three months ended April 3, 2011 or April 4, 2010. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments
Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	April 3,	January 2,
	2011	2011
Deferred revenue, current portion	$43,763	$45,863
Accrued compensation expenses	42,699	49,368
Accrued taxes payable	20,917	13,277
Customer deposits	18,999	14,900
Reserve for product warranties	16,906	16,761
Acquisition related contingent consideration liability, current portion	9,367	3,738
Accrued royalties	3,392	2,781
Other accrued expenses	11,660	9,476

Total accrued liabilities	$167,703	$156,164

3. Acquisitions
Epicentre

     On January 10, 2011, the Company acquired Epicentre, a provider of nucleic acid sample preparation reagents and specialty enzymes used in sequencing and microarray applications. Total consideration for the acquisition was $72.5 million, which included $59.4 million in net cash payments, $4.6 million in the fair value of contingent consideration in Company common stock that is subject to forfeiture if certain non-revenue based milestones are not met, and $8.5 million in the fair value of contingent consideration settled in cash of payments up to $15 million based on the achievement of certain revenue based milestones by January 10, 2013.
     The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately of 229,000 shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which are subject to forfeiture if certain non-revenue based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.5 million were determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over a period of two years.
     The Company estimated the fair value of contingent consideration settled in cash using a probability weighted discounted cash flow approach, a Level 3 measurement based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company used a discount rate of 11% in the assessment of the acquisition date fair value for the contingent consideration settled in cash. Future changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements, could have a significant effect on the fair value of all the contingent consideration.
     Using information available at the close of the acquisition, the Company allocated approximately $1.1 million of the total consideration to tangible assets, net of liabilities, and $29.1 million to identified intangible assets, including additional developed technologies of $23.3 million, customer relationships of $1.1 million, and a tradename of $4.7 million with weighted average useful lives of approximately nine, three, and ten years, respectively, The Company recorded the excess consideration of approximately $41.9 million as goodwill. The purchase price allocation is preliminary.
Other Acquisitions
     During 2010, the Company completed several acquisitions that were not individually or collectively material to its overall consolidated financial statements and results of operations, including the acquisition of Helixis, Inc. (Helixis) in April 2010. These acquisitions were included in the 2010 consolidated financial statements from the respective dates of the acquisitions. As a result of the Helixis acquisition, the fair value of contingent consideration settled in cash that could range from $0 to $35 million, based on the achievement of certain revenue based milestones by December 31, 2011, was recorded as a liability. The Company reassessed the fair value of the liability as of April 3, 2011 and concluded that the fair value remained approximately $3.8 million.
     In 2008, the Company completed an acquisition of a certain development-stage company. In accordance with the applicable accounting guidance effective at that time, the Company recorded a charge of $24.7 million for purchased IPR&D. As part of the acquisition agreement, Illumina agreed to pay the former shareholders of the entity up to an additional $35.0 million in contingent cash consideration based on the achievement of certain product-related and employment-related milestones. As employment-related contingent compensation expense is recognized, it is recorded in research and development expense or selling, general and administrative expense.
     Contingent compensation expense as a result of acquisitions, including Epicentre, consists of the following (in thousands):

	Three Months Ended
	April 3,	April 4,
	2011	2010
Contingent compensation expense, included in research and development expense	$1,436	$919
Contingent compensation expense, included in selling, general and administrative expense	688	—

Total contingent compensation expense	$2,124	$919

4. Fair Value Measurements
     The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 3, 2011 and January 2, 2011 (in thousands):

	April 3, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalent)	$319,712	$—	$—	$319,712
Debt securities in government sponsored entities	—	300,388	—	300,388
Corporate debt securities	—	359,934	—	359,934
U.S. Treasury securities	63,975	—	—	63,975

Total assets measured at fair value	$383,687	$660,322	$—	$1,044,009

Liability:
Contingent consideration	$—	$—	$12,514	$12,514

	January 2, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalent)	$148,822	$—	$—	$148,822
Debt securities in government sponsored entities	—	261,697	—	261,697
Corporate debt securities	—	330,758	—	330,758
U.S. Treasury securities	52,887	—	—	52,887

Total assets measured at fair value	$201,709	$592,455	$—	$794,164

Liability:
Contingent consideration	$—	$—	$3,738	$3,738

     The Company measures the fair value of debt securities in government sponsored entities and corporate debt securities on a recurring basis primarily using quoted prices for similar assets in active markets.
     At April 3, 2011, the Company reassessed the fair value of the contingent consideration settled in cash related to acquisitions. These fair value measurements are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates used in the income approach of valuation, which ranged from 11% to 87% depending on the milestone risk profiles. The Company concluded that there was no change in the estimated probabilities to achieve the relevant milestones. However, as the discounting period became shorter, the Company recorded a change in fair value of $0.3 million in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 3, 2011.
     The following table includes a summary of the changes in estimated fair value of the contingent consideration liabilities (in thousands) during the three months ended April 3, 2011:

Contingent
Consideration
Liability
(Level 3 Measurement)
Balance at January 2, 2011	$3,738
Acquisition of Epicentre	8,500
Loss recorded in selling, general and administrative expense	276

Balance at April 3, 2011	$12,514

5. Warranties
     The Company generally provides a one-year warranty on instruments. Additionally, the Company provides a warranty on its consumables through the expiration date, which generally ranges from six to twelve months after the manufacture date. The Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. Service expenses associated with extended maintenance contracts for systems are recorded as a cost of service and other revenue as incurred.
     Changes in the Company’s reserve for product warranties from January 2, 2011 through April 3, 2011 are as follows (in thousands):

Balance as of January 2, 2011	$16,761
Additions charged to cost of revenue	6,761
Repairs and replacements	(6,616)

Balance as of April 3, 2011	$16,906

6. Convertible Senior Notes
0.25% Convertible Senior Notes due 2016
     On March 18, 2011, the Company issued $800 million aggregate principal amount of 0.25% convertible senior notes due 2016 (the 2016 Notes) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The 2016 Notes were issued at 98.25% of par value. Debt issuance costs of approximately $0.4 million were primarily comprised of legal, accounting, and other professional fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the five-year term of the 2016 Notes. The Company granted to the initial purchasers of the 2016 Notes an option to purchase from the Company, within 30 days, up to an additional $120 million aggregate principal amount of 2016 Notes, and on April 18, 2011, the Company issued an additional $120 million principal amount of the 2016 Notes pursuant to this option. The net proceeds from the initial issuance and subsequent issuance, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the Company, were $785.6 million and $117.9 million, respectively.
     The 2016 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date.
     As noted in the indenture for the 2016 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, and the conversion value during the 20-day observation period as described in the indenture for the 2016 Notes. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 20 days and the daily volume weighted average price (“VWAP”) of the Company’s common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.
     The Company will pay 0.25% interest per annum on the principal amount of the 2016 Notes, payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning September 15, 2011. The 2016 Notes mature on March 15, 2016. If a designated event, as defined in the indenture for the 2016 Notes, occurs prior to the maturity date, subject to certain limitations, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

     The Company accounts separately for the liability and equity components of the 2016 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2016 Notes to be 4.5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2016 Notes, which resulted in a fair value of the liability component of $650.8 million, calculated as the present value of implied future payments. The $135.2 million difference between the cash proceeds of $786.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2016 Notes are not considered currently redeemable at the balance sheet date.
     The interest expense recognized during the three months ended April 3, 2011 includes $0.1 million for the contractual coupon interest, and $1.2 million for the accretion of discount on the liability component. If the 2016 Notes were converted as of April 3, 2011, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes, which was anti-dilutive for the three months ended April 3, 2011.
     The Company used $314.3 million of the net proceeds to purchase 4,890,500 shares of its common stock in privately negotiated transactions concurrently with the issuance. The Company also used part of the net proceeds for the extinguishment of $253.1 million principal amount of its outstanding 0.625% convertible senior notes due 2014 upon conversions during the three months ended April 3, 2011.
0.625% Convertible Senior Notes due 2014
     On February 16, 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (the 2014 Notes). The Company pays 0.625% interest per annum on the principal amount of the 2014 Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made an interest payment of $1.2 million on February 9, 2011. The 2014 Notes mature on February 15, 2014. Additional information on the terms of the 2014 Notes was provided in the 2010 annual report.
     The Company entered into a hedge transaction concurrently with the issuance of the 2014 Notes under which the Company is entitled to purchase up to 18,322,320 shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. In addition, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to 18,322,320 shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment.
     The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and continue to be convertible through, and including, June 30, 2011. During the three months ended April 3, 2011, a total of $253.1 million of 2014 Notes were converted with the principal amount repaid in cash and the excess of the conversion value over the principal amount, totaling $521.5 million, paid in shares of common stock. This resulted in the issuance of approximately 7,749,000 shares of common stock during the first quarter of 2011. This equity dilution upon conversion was offset by the repurchase of the same amount of shares under the convertible note hedge transactions.
     As a result of the conversions, the Company recorded a loss of $27.2 million during the three months ended April 3, 2011, calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the Company estimated the applicable interest rates to be between 3.8% and 4.0% using Level 2 observable inputs. These rates were applied to the converted notes using the same methodology as in the issuance date valuation.
     The following table summarizes information about the equity and liability components of the 2014 and 2016 Notes, including the fair values of the respective notes outstanding, which were measured using Level 1 observable inputs (in thousands):

	April 3, 2011
	0.25% Convertible	0.625% Convertible
	Senior Notes due 2016	Senior Notes due 2014
Carrying amount of liability component	$800,000	$136,864
Unamortized discount of liability component	(147,917)	(25,541)

Net carrying amount of liability component	652,083	111,323
Less current portion	—	(111,323)

Long-term debt	$652,083	$—

Conversion option subject to cash settlement	—	25,541
Carrying value of equity component, net of debt issuance cost	$135,092	$101,857
Fair value of outstanding notes	$818,008	$418,642
Remaining amortization period of discount on the liability component	5.0 Years	2.9 Years

January 2, 2011
0.625% Convertible
Senior Notes due 2014
Carrying amount of liability component	$389,999
Unamortized discount of liability component	(78,390)

Net carrying amount of liability component, current	311,609

Conversion option subject to cash settlement	$78,390
Carrying value of equity component, net of debt issuance cost	$71,199
Fair value of outstanding notes	$1,157,450
Remaining amortization period of discount on the liability component	3.1 Years
7. Share-based Compensation Expense
     Total share-based compensation expense for employee stock options, restricted stock, and stock purchases under the ESPP consists of the following (in thousands):

	Three Months Ended
	April 3,	April 4,
	2011	2010
Cost of product revenue	$1,512	$1,209
Cost of service and other revenue	210	111
Research and development	7,728	5,898
Selling, general and administrative	12,589	9,781

Share-based compensation expense before taxes	22,039	16,999
Related income tax benefits	(7,761)	(5,946)

Share-based compensation expense, net of taxes	$14,278	$11,053

     The assumptions used to estimate the fair value per share of options granted and employee stock purchase rights granted in connection with the employee stock purchase plan during the three months ended April 3, 2011 are as follows:

	Employee Stock	Employee Stock
	Options	Purchase Rights
Interest rate	2.23%	0.18 – 0.28%
Volatility	43%	43 – 46%
Expected life	5.54 years	6-12 months
Expected dividend yield	0%	0%
Weighted average fair value per share	$29.40	$20.87
     As of April 3, 2011, approximately $182.1 million of total unrecognized compensation cost related to stock options, restricted stock units, and ESPP shares issued to date is expected to be recognized over a weighted average period of approximately 2.51 years.
8. Stockholders’ Equity
Stock Options
     The Company’s stock option activity under all stock option plans during the three months ended April 3, 2011 is as follows:

			Weighted
			Average
		Weighted	Grant-Date
		Average	Fair Value
	Options	Exercise Price	per Share
	(in thousands)
Outstanding at January 2, 2011	11,882	$22.83	$12.82
Granted	1,140	69.63	29.40
Exercised	(669)	15.63	9.61
Cancelled	(20)	21.43	13.42

Outstanding at April 3, 2011	12,333	$27.55	$14.53

     At April 3, 2011, outstanding options to purchase approximately 6,986,000 shares were exercisable with a weighted average per share exercise price of $18.93.
Employee Stock Purchase Plan
     The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 184,000 were issued under the ESPP during the three months ended April 3, 2011. As of April 3, 2011, there were approximately 15,878,000 shares available for issuance under the ESPP.
Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the three months ended April 3, 2011 is as follows:

		Weighted Average
	Restricted	Grant-Date Fair
	Stock Units(1)	Value per Share
	(in thousands)
Outstanding at January 2, 2011	3,109	$40.39
Awarded	317	69.18
Vested	(159)	32.42
Cancelled	(52)	37.02

Outstanding at April 3, 2011	3,215	$43.67

(1)	Each stock unit represents the fair market value of one share of common stock.
     Warrants
     In conjunction with an acquisition in January 2007, the Company assumed a certain number of warrants, the majority of which were exercised in periods prior to 2011. During the three months ended April 3, 2011, the remaining assumed warrants to purchase approximately 505,000 shares of the Company’s common stock were exercised, resulting in cash proceeds to the Company of approximately $5.5 million. As of April 3, 2011, warrants to purchase approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.44, which were all sold in connection with the offering of the Company’s 2014 Notes as discussed in note “6. Convertible Senior Notes”. All outstanding warrants expire on February 15, 2014.
     Share Repurchases
     In July 2010, the Company’s board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan over a 12 month period and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. During the three months ended April 3, 2011, the Company repurchased approximately 352,000 shares for $24.0 million under the program authorized in July 2010.
     In addition, on March 18, 2011, concurrently with the issuance of the Company’s 2016 Notes, 4,890,500 shares were repurchased for $314.3 million.
9. Income Taxes
     The Company’s effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended April 3, 2011 was 33.0%. The variance from the U.S statutory rate of 35% is primarily attributable to the tax impact of the $27.2 million loss on extinguishment of debt, which was recorded as a discrete item during the quarter. The effective tax rate would have been approximately 34.8% excluding this discrete item.
10. Legal Proceedings
     From time to time, the Company is party to litigation and other legal proceedings in the ordinary course, and incidental to the conduct, of its business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on the financial position or results of operations of the Company.
11. Subsequent Events
Conversion of the 0.625% Convertible Senior Notes due 2014
     Subsequent to April 3, 2011, certain noteholders notified the Company of their election to convert an additional $82.5 million principal amount of the 2014 Notes in exchange for the repayment of the principal amount and a certain number of shares of the Company’s common stock representing the “in the money” amount of the notes. In connection with the conversions, the Company expects to exercise its right under the convertible note hedge with its hedging counterparties to repurchase the same amount of shares as exchanged in the conversions. The Company will record a debt extinguishment loss of approximately $9.0 million associated with these conversions in the second quarter of 2011 for the difference between the fair value of the notes to be extinguished and their corresponding carrying value, net of unamortized debt issuance costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements, notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 2, 2011 included in our Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.
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
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements are (i) our ability to develop and commercialize further our sequencing, BeadArray™, VeraCode®, and Eco™, and consumables technologies and to deploy new sequencing, genotyping, gene expression, and diagnostics products and applications for our technology platforms, (ii) our ability to manufacture robust instrumentation and consumables, and (iii) reductions in the funding levels to our primary customers, including as the result of timing and amount of funding provided by the American Recovery and Reinvestment Act of 2009, together with other factors detailed in our filings with the Securities and Exchange Commission, including our most recent filings on Forms 10-K and 10-Q, or in information disclosed in public conference calls, the date and time of which are released beforehand. We undertake no obligation, and do not intend, to update these forward-looking statements, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of the current financial quarter. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.
Business Overview
     We are a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. Using our proprietary technologies, we provide a comprehensive line of genetic analysis solutions, with products and services that address a broad range of highly interconnected markets, including sequencing, genotyping, gene expression, and molecular diagnostics. Our customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, and consumer genomics companies.
     Our broad portfolio of systems, consumables, and analysis tools are designed to simplify genetic analysis. This portfolio addresses the full range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. In 2007, through our acquisition of Solexa, Inc., we acquired our proprietary sequencing by synthesis (SBS) technology that is at the heart of our leading-edge sequencing instruments. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and copy number variation (CNV) analyses, as well as gene expression profiling and other DNA, RNA, and protein studies. To further enhance our genetic analysis workflows, in January 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2010, through our acquisition of Helixis, Inc., we expanded our portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences. Our new Eco Real-Time PCR System provides researchers with an affordable, full-featured system to perform targeted validation studies.
     Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report.
Business Trends and Outlook
     Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 may also materially impact our business operations and financial results.
Next-Generation Sequencing
     Expansion of the sequencing market and enhancements in our product portfolio continue to drive strong demand for our next-generation sequencing technologies. During Q1 2011, we further increased manufacturing capacity for the HiSeq 2000, our high-throughput, next-generation sequencing instrument. Increased capacity has allowed us to increase unit shipments for the HiSeq 2000 and as a result, reduce customer lead time for the system. Currently, we believe we can ship instruments within four to eight weeks. This has reduced our backlog of instruments and has allowed us to move rapidly to increase our installed base of systems. In Q2 2011, we expect to launch new consumable kits that we believe will enable customers to sequence whole human genomes for less than $5,000 in consumable costs. As we continue to make improvements that reduce the cost of sequencing, we believe that more customers will use the HiSeq 2000, which generates more revenue per instrument time than the Genome Analyzer. We believe that this will increase our consumable pull-through, which is a measure of the annual consumable revenue generated from each instrument in the installed base.
     In Q4 2011, we expect to begin volume shipments of our previously announced MiSeq, a low-cost personal sequencing system that we believe will provide individual researchers a platform with rapid turnaround time, high accuracy, and streamlined workflow. We believe the launch of the MiSeq will expand our presence in the lower throughput sequencing market.
MicroArrays
     As a complement to advances in next-generation sequencing, we believe microarrays offer a cheaper, faster, and more accurate technology for use when genetic content is known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We are currently developing the Omni 5, a microarray that will feature approximately five million markers per sample. We expect to begin customer shipments of this product in mid-2011. We believe new product introductions as new content becomes available will drive growth in the sales of our microarray products.
Funding Environment
     The American Recovery and Reinvestment Act of 2009 (the Recovery Act) was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10.0 billion in funding was provided to the National Institutes of Health (NIH) to support the advancement of scientific research. We are no longer directly tracking Recovery Act related funds as it has become increasingly difficult to quantify the net impact of orders resulting from the Recovery Act due to the uncertainty surrounding orders that would have been received in absence of stimulus. We continue to believe that Recovery Act grants will supply a portion of our customers’ funding through 2012.
     In April 2011, the 2011 U.S. Federal Budget was passed, including an approximate 1% reduction in National Institute of Health (NIH) budget compared to 2010 budget levels. We believe the change in the NIH budget will not have a significant impact on our business as we expect the allocation within the NIH budget will continue to favor genetic analysis tools and, in particular, next-generation sequencing.
Gross Margin
     Our gross profit as a percentage of revenue (gross margin) decreased during 2010 as compared to 2009 due to the effects of discounts provided to customers on the sales of HiSeq 2000s associated with promotional programs, including the Genome Analyzer trade-in program, and lower margins on our newer products, such as the HiSeq 2000. Over the course of 2011, we believe several factors may contribute to improved gross margins, including completion of the Genome Analyzer trade-in program, an increase in the sales of consumables (which generally carry a higher gross margin than instruments) as a percentage of total revenue, and improved manufacturing efficiency for the HiSeq 2000.
Operating Expenses
     We expect to incur additional operating expenses to support the growth of our business. We believe a substantial investment in research and development is essential to remain competitive and expand into additional markets. Accordingly, we anticipate our research and development expenses will increase in absolute dollars as we continue to expand our product base. Selling, general and administrative expenses are also expected to increase in absolute dollars as we invest in personnel and infrastructure to support top line growth and global expansion.
     In December 2010, we entered into a lease agreement for new corporate headquarters. During 2011, we expect to incur additional headquarter relocation expenses, such as cease-use loss upon vacating our current headquarters, accelerated depreciation of certain property and equipment, and double rent expense during the transition to the new facility. Refer to note “1. Summary of Significant

Accounting Policies” in Part I, Item 1 of this Form 10-Q for further information.
Income Taxes
     The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. For 2011, we anticipate the provision for income taxes to increase in absolute dollars and the effective tax rate to approximate the U.S. federal statutory rate due to a significant portion of our earnings being subject to taxation in the U.S. We anticipate the effective tax rate to decrease over time as the proportion of our earnings subject to lower statutory tax rates increases.
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

	Q1 2011	Q1 2010
Revenue:
Product revenue	94%	90%
Service and other revenue	6	10

Total revenue	100	100
Cost of revenue:
Cost of product revenue	30	27
Cost of service and other revenue	2	3
Amortization of acquired intangible assets	1	1

Total cost of revenue	33	31

Gross profit	67	69
Operating expense:
Research and development	18	23
Selling, general and administrative	23	26
Headquarter relocation expense	1	—

Total operating expense	42	49

Income from operations	25	20
Other income (expense):
Interest income	1	1
Interest expense	(3)	(3)
Other expense, net	(10)	(1)

Total other expense, net	(12)	(3)

Income before income taxes	13	17
Provision for income taxes	4	6

Net income	9%	11%

     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three month periods ended April 3, 2011 and April 4, 2010 were both 13 weeks.
First Quarter of 2011 Compared to First Quarter of 2010

				Percentage
(in thousands)	Q1 2011	Q1 2010	Change	Change
Product revenue	$266,717	$173,679	$93,038	54%
Service and other revenue	15,798	18,452	(2,654)	(14)

Total revenue	$282,515	$192,131	$90,384	47%

Total gross profit	$188,041	$132,178	$55,863	42%
Total gross margin	66.6%	68.8%

Revenue
     Product revenue consists primarily of revenue from the sale of consumables and instruments.
     Consumable revenue increased $34.1 million, or 30%, to $148.1 million for Q1 2011 compared to $114.0 million for Q1 2010. This change was primarily attributable to increased sales of sequencing consumables driven by growth in the installed base of our sequencing systems, primarily the HiSeq 2000.
     Instrument revenue increased $57.1 million, or 100%, to $114.3 million for Q1 2011 compared to $57.2 million for Q1 2010. This change was primarily attributable to strong demand for the HiSeq 2000, resulting in increases in both the number of sequencing systems sold and average selling price per unit for sequencing systems during Q1 2011 compared to Q1 2010. Microarray instrument revenue also increased over the same period primarily due to the launch of our HiScan and HiScanSQ instruments in 2010.
     The decrease in service and other revenue, which includes extended warranty contracts and genotyping and sequencing services, was primarily a result of service revenue recorded in Q1 2010 from a one-time significant service contract.
Gross Margin
     The decrease in gross margin was primarily attributable to the effect of discounts provided to customers on the sales of HiSeq 2000 associated with promotional programs, including the Genome Analyzer trade-in program, and lower margins on our newer products, such as the HiSeq 2000. This impact was partially offset by improved margins on microarray consumables and an increase in sequencing consumables (which generally carry a higher gross margin than instruments) as a percentage of total revenue.
Operating Expenses

				Percentage
(in thousands)	Q1 2011	Q1 2010	Change	Change
Research and development	$50,200	$43,675	$6,525	15%
Selling, general and administrative	65,931	50,278	15,653	31
Headquarter relocation expense	2,522	—	2,522	100

Total operating expenses	$118,653	$93,953	$24,700	26%

     The increase in research and development expenses was primarily attributable to a $6.0 million increase in personnel expenses (including salaries, non-cash share-based compensation, and benefits) associated with growth in our new product development and commercialization projects along with projects to sustain and optimize our existing product portfolio.
     The increase in selling, general and administrative expenses was primarily attributable to an $11.0 million increase in personnel expenses (including salaries, non-cash share-based compensation, and benefits) associated with the growth of our business and a $2.1 million increase in outside service expenses comprised mostly of professional service expenses.
     In anticipation of exiting our current headquarter facility, we recorded headquarter relocation expense of $2.5 million in Q1 2011, which represents accelerated depreciation expense. Refer to note “1. Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for further information.
Other Expense, Net

				Percentage
(in thousands)	Q1 2011	Q1 2010	Change	Change
Interest income	$1,540	$2,204	$(664)	(30)%
Interest expense	(7,390)	(5,955)	(1,435)	24
Other expense, net	(27,530)	(1,113)	(26,417)	2,373

Total other expense, net	$(33,380)	$(4,864)	$(28,516)	586%

     Interest income decreased despite an increase in our average cash and investment balance due to a decline in interest rates from Q1 2010 to Q1 2011. Interest expense increased primarily due to the amortization of the discount on our 0.25% convertible senior notes due 2016. Other expense, net, increased primarily due to a $27.2 million loss recorded on conversions of our 0.625% convertible senior notes due 2014 in an aggregate principal amount of $253.1 million. This loss was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates. Refer to note “6. Convertible Senior Notes” in Part I, Item 1 of this Form 10-Q for further description.
Provision for Income Taxes

				Percentage
(in thousands)	Q1 2011	Q1 2010	Change	Change
Income before income taxes	$36,008	$33,361	$2,647	8%
Provision for income taxes	$11,871	$12,153	$(282)	(2)%
Effective tax rate	33.0%	36.4%
     Our effective tax rate may vary from the U.S. statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The Q1 2011 tax rate variance from the U.S. statutory rate of 35.0% is primarily attributable to the tax impact of the $27.2 million loss on extinguishment of debt, which was recorded as a discrete item during the quarter. Our effective tax rate would have been approximately 34.8% excluding this discrete item.
     The Q1 2010 tax rate variance from the U.S. statutory rate was primarily related to the expiration of the federal research and development tax credit on December 31, 2009.
Liquidity and Capital Resources
Cash flow summary

(in thousands)	Q1 2011	Q1 2010
Net cash provided by operating activities	$88,578	$59,065
Net cash used in investing activities	(152,876)	(24,664)
Net cash provided by financing activities	225,481	34,306
Effect of exchange rate changes on cash and cash equivalents	211	(115)

Net increase (decrease) in cash and cash equivalents	$161,394	$68,592

Operating Activities
     Cash provided by operating activities during Q1 2011 consists of net income of $24.1 million plus net non-cash adjustments of $72.1 million and a $7.6 million decrease in net operating assets. The primary non-cash expenses added back to net income included debt extinguishment loss of $27.2 million, share-based compensation of $22.0 million, depreciation and amortization expenses related to property and equipment and intangible assets of $15.8 million, and the accretion of the debt discount of $6.5 million. The main drivers in the change in net operating assets included increases in accounts receivable, inventory, and accounts payable, and decreases in accrued liabilities. The overall increase in net cash provided by operating activities from the same period last year was primarily due to the growth of our business.
     Cash provided by operating activities for Q1 2010 consists of net income of $21.2 million plus net non-cash adjustments of $32.8 million and a $5.1 million increase in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $17.0 million, depreciation and amortization expense related to property and equipment and intangibles of $9.0 million, and the accretion of debt discount on our convertible notes of $5.2 million.
Investing Activities
     Cash used in investing activities totaled $152.9 million for Q1 2011. We purchased $360.7 million available-for-sale securities, and $279.0 million of our available-for-sale securities matured during the quarter. We used $58.3 million, net of cash acquired, in an acquisition and $0.5 million in the purchase of strategic investments. We also incurred $12.3 million in capital expenditures primarily associated with the purchase of R&D and manufacturing equipment and infrastructure in our manufacturing facilities and purchases of information technology equipment and systems. The increase in the cash used in investing activities from the prior period last year is primarily driven by the increase in our cash and investment balances as we continue to generate cash from operating activities and raise capital through financing activities.

     Cash used in investing activities totaled $24.7 million for Q1 2010. We purchased $114.0 million available-for-sale securities, and $126.7 million of our available-for-sale securities matured during the quarter. We paid $26.2 million for additional purchase consideration associated with a prior acquisition and the purchase of strategic investments. We also incurred $11.2 million in capital expenditures primarily associated with the purchase of manufacturing equipment for our San Diego facility and infrastructure for additional production capacity.
Financing Activities
     Cash provided by financing activities totaled $225.5 million for Q1 2011. We received $786.0 million in proceeds from the issuance of $800.0 million of our 0.25% Convertible Senior Notes due 2016, net of issuance discounts. $253.1 million of the proceeds was used to repay the principal amount of our 0.625% Convertible Senior Notes due 2014 upon conversions during the quarter. Total cash of $338.3 million was used in repurchases of our common stock. We also received $20.9 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan. In addition, we received $10.0 million in incremental tax benefit related to stock options exercised.
     Cash provided by financing activities totaled $34.3 million for Q1 2010. We received $29.8 million in proceeds from the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan.
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
     At April 3, 2011, we had approximately $1,134.6 million in cash and short-term investments. Our short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S. treasury notes.
     On March 18, 2011, we issued $800.0 million in principal amount of convertible senior notes that mature March 15, 2016. We pay 0.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. On February 16, 2007, we issued $400.0 million in principal of convertible senior notes that mature February 15, 2014. We pay 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The notes are convertible into cash and, if applicable and so elect, shares of our common stock under certain circumstances as described in note “6. Convertible Senior Notes” in Part I, Item 1, of this Form 10-Q. As of April 3, 2011, the principal amounts of our 0.25% Convertible Senior Notes due 2016 and our 0.625% Convertible Senior Notes due 2014 were $800.0 million and $128.8 million, respectively.
     During Q1 2011, we used a total of $251.1 million from the net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016 in extinguishment of our 0.625% Convertible Senior Notes due 2014 upon conversion. Subsequent to April 3, 2011, certain note holders notified us of their election to convert an additional of $82.5 million principal amount of the 2014 notes. We will continue to use the net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016 for future debt extinguishment. In addition, we used an additional $314.3 million of the net proceeds to purchase 4,890,500 shares of its common stock in privately negotiated transactions concurrently with the issuance. We intend to use the remaining net proceeds for other general corporate purposes, which may include acquisitions and additional purchases of our common stock.
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
Off-Balance Sheet Arrangements
     We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2011, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.
Critical Accounting Policies and Estimates
     There were no material changes to our critical accounting policies and estimates during Q1 2011. For further information on our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no substantial changes to our market risks in the three months ended April 3, 2011, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, except as noted below:
Interest Rate Sensitivity
     Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. On March 18, 2011, we issued $800 million aggregate principal amount of our 0.25% convertible senior notes due 2016. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 4.5%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.0 million.

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
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the first quarter of 2011 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.
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
Item 1A. Risk Factors.
     Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 10, 2011, we issued 229,196 shares of our common stock to the shareholders of Epicentre Technologies Corporation in connection with our acquisition of Epicentre. Based on representations and warranties made by the shareholders of Epicentre, we issued our common stock in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D thereunder. The shares of common stock issued in connection with the Epicentre acquisition are subject to forfeiture if certain non-revenue based milestones are not met.
     In July 2010, our board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan over the next 12 months and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. The following table summarizes shares repurchased pursuant to these programs during the quarter ended April 3, 2011:

				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares
	Total Number of			Part of Publicly	that May Yet Be
	Shares		Average Price	Announced	Purchased Under
Period	Purchased		Paid per Share	Programs	the Programs
January 3, 2011 – January 30, 2011	60,651	(1)	$65.95	60,651	$152,001,158
January 31, 2011 – February 27, 2011	168,572	(1)	71.19	168,572	139,997,442
February 28, 2011 – April 3, 2011	5,013,128	(2)	64.29	122,628	131,994,799

Total	5,242,351		$64.53	351,851	$131,994,799

(1)	All shares purchased during the month ended January 30, 2011 and February 27, 2011 were in connection with our stock repurchase program authorized by our board of directors in July 2010. All stock repurchases were made under a 10b5-1 trading program or in open-market transactions.

(2)	Shares purchased during the month ended April 3, 2011 include 4,890,500 shares repurchased concurrently with the issuance of our 0.25% Convertible Senior Notes due 2016 on March 18, 2011, which were made in open-market transactions. These repurchases were not part of the 2010 repurchase program authorized by our board of directors.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit Number	Description of Document
4.1	Indenture related to the 0.25% Convertible Senior Notes due 2016, dated as of March 18, 2011, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (registrant)
Date: May 4, 2011	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer