Form 10-Q
period 2011-07-03
ILLUMINA INC
filed 2011-08-10
CIK 1110803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to__________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2011, there were 124,339,763 shares of the Registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3,	January 2,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$261,084	$248,947
Short-term investments	972,830	645,342
Accounts receivable, net	193,431	165,598
Inventory, net	142,583	142,211
Deferred tax assets, current portion	22,450	19,378
Prepaid expenses and other current assets	30,937	36,922

Total current assets	1,623,315	1,258,398
Property and equipment, net	129,762	129,874
Goodwill	321,853	278,206
Intangible assets, net	112,708	91,462
Deferred tax assets, long-term portion	16,990	39,497
Other assets	52,358	41,676

Total assets	$2,256,986	$1,839,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,270	$66,744
Accrued liabilities	185,536	156,164
Long-term debt, current portion	40,649	311,609

Total current liabilities	284,455	534,517
Long-term debt	757,274	—
Other long-term liabilities	38,512	28,531
Conversion option subject to cash settlement	8,441	78,390
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,651	1,516
Additional paid-in capital	2,170,564	1,891,288
Accumulated other comprehensive income	2,347	1,765
Accumulated deficit	(100,584)	(155,335)
Treasury stock, at cost	(905,674)	(541,559)

Total stockholders’ equity	1,168,304	1,197,675

Total liabilities and stockholders’ equity	$2,256,986	$1,839,113

See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Revenue:
Product revenue	$269,871	$198,538	$536,588	$372,217
Service and other revenue	17,579	13,465	33,377	31,917

Total revenue	287,450	212,003	569,965	404,134

Cost of revenue:
Cost of product revenue	84,518	59,627	169,955	112,566
Cost of service and other revenue	6,541	4,690	12,593	10,084
Amortization of acquired intangible assets	3,035	1,595	6,020	3,215

Total cost of revenue	94,094	65,912	188,568	125,865

Gross profit	193,356	146,091	381,397	278,269

Operating expense:
Research and development	50,801	43,667	101,001	87,343
Selling, general and administrative	69,233	53,135	134,894	103,414
Acquisition related expense, net	4,770	1,861	5,040	1,861
Headquarter relocation expense	2,542	—	5,064	—

Total operating expense	127,346	98,663	245,999	192,618

Income from operations	66,010	47,428	135,398	85,651
Other income (expense):
Interest income	1,981	1,751	3,521	3,955
Interest expense	(9,418)	(6,134)	(16,809)	(12,089)
Other (expense) income, net	(9,549)	3,481	(37,078)	2,369

Total other expense, net	(16,986)	(902)	(50,366)	(5,765)

Income before income taxes	49,024	46,526	85,032	79,886
Provision for income taxes	18,404	16,730	30,275	28,882

Net income	$30,620	$29,796	$54,757	$51,004

Net income per basic share	$0.25	$0.24	$0.44	$0.42

Net income per diluted share	$0.22	$0.21	$0.37	$0.37

Shares used in calculating basic net income per share	123,456	123,095	124,987	121,882

Shares used in calculating diluted net income per share	141,765	140,951	147,447	138,682

See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 3,	July 4,
	2011	2010
Cash flows from operating activities:
Net income	$54,757	$51,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,989	15,804
Amortization of acquired intangible assets	6,313	3,215
Share-based compensation expense	45,705	33,844
Accretion of debt discount	15,185	10,504
Loss on extinguishment of debt	36,856	—
Contingent compensation expense	2,573	1,838
Gain on acquisition	—	(2,914)
Incremental tax benefit related to stock options exercised	(33,320)	(8,000)
Deferred income taxes	4,121	8,040
Other non-cash adjustments	4,837	1,436
Changes in operating assets and liabilities:
Accounts receivable	(20,751)	6,162
Inventory	4,524	(27,766)
Prepaid expenses and other current assets	(6,539)	2,092
Other assets	(3,632)	(1,460)
Accounts payable	(9,969)	16,383
Accrued liabilities	30,671	22,398
Other long-term liabilities	1,248	(799)
Unrealized gain on foreign exchange	1,230	4,483

Net cash provided by operating activities	159,798	136,264

Cash flows from investing activities:
Purchases of available-for-sale securities	(806,985)	(313,017)
Sales and maturities of available-for-sale securities	476,460	256,034
Sales and maturities of trading securities	—	54,900
Net cash paid for acquisitions	(58,302)	(75,069)
Purchases of investments	(6,708)	(17,650)
Purchases of property and equipment	(28,503)	(24,322)
Cash paid for intangible assets	(1,102)	(2,000)

Net cash used in investing activities	(425,140)	(121,124)

Cash flows from financing activities:
Payments on current portion of long-term debt	(340,909)	—
Proceeds from issuance of convertible notes	903,492	—
Incremental tax benefit related to stock options exercised	33,320	8,000
Common stock repurchases	(366,326)	—
Proceeds from exercises of warrants	5,512	9,587
Proceeds from issuance of common stock	41,909	59,935

Net cash provided by financing activities	276,998	77,522
Effect of exchange rate changes on cash and cash equivalents	481	(108)

Net increase in cash and cash equivalents	12,137	92,554
Cash and cash equivalents at beginning of period	248,947	144,633

Cash and cash equivalents at end of period	$261,084	$237,187

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
Fiscal Year
     The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended July 3, 2011 and July 4, 2010 were both 13 and 26 weeks, respectively.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current year presentation.
Revenue Recognition
     The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instrumentation and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from instrument service contracts, genotyping and sequencing services, and research agreements with government grants.
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is required, revenue is deferred until all the acceptance criteria have been met. All revenue is recorded net of discounts.
     Revenue for product sales is recognized generally upon transfer of title to the customer, provided that no significant obligations remain and collection of the receivable is reasonably assured. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term, and revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer or agreed upon milestones are reached. Revenue from research agreements with government grants is recognized in the period during which the related costs are incurred.
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

     The Company regularly enters into contracts where revenue is derived from multiple deliverables including any mix of products or services. These products or services are generally delivered within a short time frame, approximately three to six months, after the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable.
     In order to establish VSOE of selling price, the Company must regularly sell the product or service on a stand-alone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company’s pricing committee adjusted for applicable discounts. The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.
     In the first quarter of 2010, the Company offered an incentive with the HiSeq 2000 launch that enabled existing Genome Analyzer customers to trade in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer as of the date of the announcement and was the first significant trade-in program offered by the Company. The Company accounts for HiSeq 2000 discounts related to the Genome Analyzer trade-in program as reductions to revenue upon recognition of the HiSeq 2000 sales revenue, which is later than the date the trade-in program was launched.
     In certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa, the Company sells products and provides services to customers through distributors that specialize in life science products. In most sales through distributors, the product is delivered directly to customers. In cases where the product is delivered to a distributor, revenue recognition is deferred until acceptance is received from the distributor, and/or the end-user, if required by the applicable sales contract. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers. These transactions are accounted for in accordance with the Company’s revenue recognition policy described herein.
Goodwill, Intangible Assets, and Other Long-Lived Assets
     Goodwill represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the six months ended July 3, 2011 was due to goodwill recorded in connection with the Company’s acquisition of Epicentre Technologies Corporation (Epicentre) in January 2011.
     The Company’s identifiable intangible assets are comprised primarily of in-process research and development (IPR&D), licensed technology, acquired core technologies, customer relationships, trade names, and license agreements. Except IPR&D, the cost of all identifiable intangible assets is amortized on a straight-line basis over their respective useful lives. The Company regularly performs reviews to determine if the carrying values of its long-lived assets are impaired. A review of intangible assets that have finite useful lives and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows associated with such assets. If impairment is indicated, the Company compares the carrying amount to the estimated fair value of the affected assets and adjusts the value of such assets accordingly. Factors that would necessitate an impairment assessment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company’s strategic business objectives and utilization of a particular asset. The Company performed quarterly reviews of its long-lived assets and noted no indications of impairment for the three and six months ended July 3, 2011.

     Goodwill and IPR&D, which have indefinite useful lives, are reviewed for impairment at least annually during the second fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. The performance of the goodwill impairment test is a two-step process. The first step of the impairment test involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill with the carrying value of the goodwill. The Company performed its annual impairment test of goodwill in the second fiscal quarter of 2011, noting no impairment. In its impairment test, the Company concluded that it has a single reporting unit and that its fair value exceeded its book value, using market capitalization as a reference for the Company’s fair value. Therefore, the first step recoverability test was passed and the second step analysis was not required.
     The IPR&D impairment test requires the Company to assess the fair value of the asset as compared to its carrying value, and if the carrying value exceeds the fair value, record an impairment charge. The Company performed its annual impairment test of its IPR&D in the second fiscal quarter of 2011, noting no impairment. In its impairment test, the Company assessed the fair value of IPR&D using an income approach, taking into consideration various factors such as future revenue contributions, additional research and development costs to be incurred, and contributory asset charges. The rate used to discount net future cash flows to their present values was based on a risk-adjusted rate of return.
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
Derivatives
     The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the United States dollar. These foreign exchange contracts are carried at fair value, do not qualify for hedge accounting treatment, and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net, in the consolidated statements of income for the current period, along with an offsetting gain or loss on the underlying assets or liabilities.
     As of July 3, 2011, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of July 3, 2011, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $27.8 million. Losses related to the non-designated foreign exchange forward contracts for the three and six months ended July 3, 2011 were immaterial.
Leases
     Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records rent expense on a straight-line basis over the term of the lease, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in other long-term liabilities. Landlord allowances are recorded in other long-term liabilities and amortized on a straight-line basis over the lease term as a reduction to rent expense. The Company capitalizes leasehold improvements and amortizes them over the shorter of the lease term or their expected useful lives.
     In December 2010, the Company agreed to lease a facility in San Diego, California that will serve as its new corporate headquarters. Headquarter relocation expense is recorded in the Company’s operating expenses and includes a cease-use loss to be recorded upon vacating its current headquarter facility expected near the end of 2011, additional rent expense during the transition to the new facility, and accelerated depreciation of certain property and equipment. The cease-use loss will be calculated as the present value of the expected difference between the remaining lease payments obligation and estimated sublease rental during the remaining lease period, adjusted for deferred rent and leasehold improvements. The Company will record rent expense upon obtaining control of the new facility, and as a result, will incur additional rent expense until vacating the current facility. In addition, the Company records accelerated depreciation expense for leasehold improvements at its current headquarter facility based on the reassessed useful lives of less than a year. Headquarter relocation expense of $2.5 million and $5.1 million recorded in the three and six months ended July 3, 2011 represent accelerated depreciation expense.
Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method. Diluted net income per share reflects the potential dilution from outstanding stock options, restricted stock units, employee stock purchase plan (ESPP), warrants, shares subject to forfeiture, and convertible senior notes. Under the treasury stock method, convertible senior notes will have a dilutive impact when the average market price of the Company’s common stock is above the applicable conversion price of the respective notes. In addition, the following amounts are assumed to be used to repurchase shares: the amount that must be paid to exercise stock options and warrants and purchase shares under the ESPP; the amount of compensation expense for future services that the Company has not yet recognized for stock options, restricted stock units, ESPP, and shares subject to forfeiture; and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible.
     The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Weighted average shares outstanding	123,456	123,095	124,987	121,882
Effect of dilutive potential common shares:
Dilutive convertible senior notes	2,408	8,404	6,681	7,926
Dilutive equity awards	5,607	4,295	5,698	4,244
Dilutive warrants sold in connection with convertible senior notes	10,294	4,351	10,081	3,645
Dilutive warrants assumed in an acquisition	—	806	—	985

Weighted average shares used in calculation of diluted net income per share	141,765	140,951	147,447	138,682

Weighted average shares excluded from calculation due to anti-dilutive effect	1,194	1,480	1,012	1,325

Comprehensive Income
     Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Net income	$30,620	$29,796	$54,757	$51,004
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	1,227	(39)	582	(217)

Total comprehensive income	$31,847	$29,757	$55,339	$50,787

Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the Fair value Measurements and Disclosures topic of the Accounting Standards Codification (ASC). The amendment clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This amendment is effective for the Company in first quarter of fiscal 2012. The amendment is to be adopted prospectively and early adoption is not permitted. The Company does not believe that adoption of the amendment will have a significant impact on its financial position, results of operations, or cash flows.
     In June 2011, the FASB issued an update to the Comprehensive Income topic of the ASC. This update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. It is effective for the Company in first quarter of fiscal 2012 and should be applied retrospectively. The update is to be adopted prospectively and early adoption is permitted. The Company does not believe that adoption of this update will have an impact on its financial position, results of operations, or cash flows.
2. Balance Sheet Account Details
Short-Term Investments
     The following is a summary of short-term investments (in thousands):

	July 3, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$437,406	$480	$(166)	$437,720
Corporate debt securities	484,715	1,400	(251)	485,864
U.S. Treasury securities	49,076	176	(6)	49,246

Total available-for-sale securities	$971,197	$2,056	$(423)	$972,830

	January 2, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$261,890	$106	$(299)	$261,697
Corporate debt securities	329,823	1,170	(235)	330,758
U.S. Treasury securities	52,938	70	(121)	52,887

Total available-for-sale securities	$644,651	$1,346	$(655)	$645,342

     As of July 3, 2011, the Company had 101 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in unrealized loss positions as of July 3, 2011 and January 2, 2011 aggregated by investment category (in thousands):

	July 3, 2011		January 2, 2011
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Debt securities in government sponsored entities	$144,770	$(166)	$127,756	$(299)
Corporate debt securities	141,622	(251)	92,199	(235)
U.S. Treasury securities	1,796	(6)	13,490	(121)

Total	$288,188	$(423)	$233,445	$(655)

     Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. Gross realized gains and losses on sales of available-for sale securities for the three and six months ended July 3, 2011 and July 4, 2010 were immaterial.
     Contractual maturities of available-for-sale securities as of July 3, 2011 were as follows (in thousands):

Estimated
Fair Value
Due within one year	$276,347
After one but within five years	696,483

Total	$972,830

Inventory
     Inventory, net, consists of the following (in thousands):

	July 3,	January 2,
	2011	2011
Raw materials	$62,031	$54,762
Work in process	60,542	64,862
Finished goods	20,010	22,587

Total inventory, net	$142,583	$142,211

Cost-Method Investments
     As of July 3, 2011 and January 2, 2011, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $38.4 million and $32.0 million, respectively, which were included in other long term assets in the consolidated balance sheets. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three and six months ended July 3, 2011 or July 4, 2010. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.
Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	July 3,	January 2,
	2011	2011
Deferred revenue, current portion	$52,833	$45,863
Accrued compensation expenses	43,581	49,368
Accrued taxes payable	34,677	13,277
Reserve for product warranties	16,911	16,761
Customer deposits	14,574	14,900
Acquisition related contingent consideration liability, current portion	6,092	3,738
Accrued royalties	4,276	2,781
Other accrued expenses	12,592	9,476

Total accrued liabilities	$185,536	$156,164

3. Acquisitions
Epicentre
     On January 10, 2011, the Company acquired Epicentre, a provider of nucleic acid sample preparation reagents and specialty enzymes used in sequencing and microarray applications. Total consideration for the acquisition was $71.4 million, which included $59.4 million in net cash payments made at closing, $4.6 million in the fair value of contingent consideration settled in stock that is subject to forfeiture if certain non-revenue based milestones are not met, and $7.4 million in the fair value of contingent cash consideration of up to $15 million based on the achievement of certain revenue based milestones by January 10, 2013.

     The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately 229,000 shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which are subject to forfeiture if certain non-revenue based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.5 million were determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over a period of two years in research and development expense or selling, general and administrative expense.
     The Company estimated the fair value of contingent cash consideration using a probability weighted discounted cash flow approach, a Level 3 measurement based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company used a discount rate of 21% in the assessment of the acquisition date fair value for the contingent cash consideration. Future changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements, could have a significant effect on the fair value of all the contingent consideration.
     The Company allocated approximately $0.9 million of the total consideration to tangible assets, net of liabilities, and $26.9 million to identified intangible assets, including additional developed technologies of $23.3 million, customer relationships of $1.1 million, and a trade name of $2.5 million with weighted average useful lives of approximately nine, three, and ten years, respectively. The Company recorded the excess consideration of approximately $43.6 million as goodwill.
Other Acquisitions
     During 2010, the Company completed several acquisitions that were not individually or collectively material to its overall consolidated financial statements. These acquisitions were included in the 2010 consolidated financial statements from the respective dates of the acquisitions. As a result of one of the acquisitions, the fair value of cash contingent consideration that could range from $0 to $35 million, based on the achievement of certain revenue based milestones by December 31, 2011, was recorded as a liability. The Company reassessed the fair value of the liability as of July 3, 2011 and concluded that the fair value was approximately $2.3 million.
     In 2008, the Company completed the acquisition of a development-stage company. In accordance with the applicable accounting guidance effective at that time, the Company recorded a charge of $24.7 million for purchased IPR&D. As part of the acquisition agreement, the Company agreed to pay the former shareholders of the entity up to an additional $35.0 million in contingent cash consideration based on the achievement of certain product-related and employment-related milestones. As of July 3, 2011, the Company’s remaining milestone obligations consisted of potential employment-related milestone payments of $1.3 million. Employment-related contingent compensation expense is recorded in research and development expense.
     Contingent compensation expenses and IPR&D charges as a result of acquisitions consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Contingent compensation expense, included in research and development expense	$1,855	$919	$3,292	$1,838
Contingent compensation expense, included in selling, general and administrative expense	851	—	1,538	—

Total contingent compensation expense	$2,706	$919	$4,830	$1,838

IPR&D, included in acquisition related expense, net	$5,425	$1,325	$5,425	$1,325

4. Fair Value Measurements
     The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 3, 2011 and January 2, 2011 (in thousands):

	July 3, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalent)	$172,360	$—	$—	$172,360
Debt securities in government sponsored entities	—	437,720	—	437,720
Corporate debt securities	—	485,864	—	485,864
U.S. Treasury securities	49,246	—	—	49,246

Total assets measured at fair value	$221,606	$923,584	$—	$1,145,190

Liability:
Contingent consideration	$—	$—	$10,760	$10,760

	January 2, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalent)	$148,822	$—	$—	$148,822
Debt securities in government sponsored entities	—	261,697	—	261,697
Corporate debt securities	—	330,758	—	330,758
U.S. Treasury securities	52,887	—	—	52,887

Total assets measured at fair value	$201,709	$592,455	$—	$794,164

Liability:
Contingent consideration	$—	$—	$3,738	$3,738

     The Company measures the fair value of debt securities in government sponsored entities and corporate debt securities on a recurring basis primarily using quoted prices for similar assets in active markets.
     At July 3, 2011, the Company reassessed the fair value of the contingent consideration settled in cash related to acquisitions using the income approach. These fair value measurements are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depends on the milestone risk profiles. Due to changes in the estimated probabilities to achieve the relevant milestones and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a gain of $0.7 million and $0.4 million recorded in selling, general and administrative expenses in the consolidated statements of income during the three and six months ended July 3, 2011, respectively.
     Changes in estimated fair value of contingent consideration liabilities from January 2, 2011 through July 3, 2011 are as follows (in thousands):

Contingent
Consideration
Liability
(Level 3 Measurement)
Balance at January 2, 2011	$3,738
Acquisition of Epicentre	7,400
Gain recorded in acquisition related expense, net	(378)

Balance at July 3, 2011	$10,760

5. Warranties
     The Company generally provides a one-year warranty on instruments. Additionally, the Company provides a warranty on its consumables through the expiration date, which generally ranges from six to twelve months after the manufacture date. The Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. Expenses associated with instrument service contracts are recorded as a cost of service and other revenue as incurred.
     Changes in the Company’s reserve for product warranties from January 2, 2011 through July 3, 2011 are as follows (in thousands):

Balance as of January 2, 2011	$16,761
Additions charged to cost of revenue	14,110
Repairs and replacements	(13,960)

Balance as of July 3, 2011	$16,911

6. Convertible Senior Notes
0.25% Convertible Senior Notes due 2016
     On March 18, 2011, the Company issued $800 million aggregate principal amount of 0.25% convertible senior notes due 2016 (the 2016 Notes) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The 2016 Notes were issued at 98.25% of par value. Debt issuance costs of approximately $0.4 million primarily comprised legal, accounting, and other professional fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the five-year term of the 2016 Notes. The Company granted to the initial purchasers of the 2016 Notes an option to purchase from the Company, within 30 days, up to an additional $120 million aggregate principal amount of 2016 Notes, and on April 18, 2011, the Company issued an additional $120 million principal amount of the 2016 Notes pursuant to this option. The net proceeds from the initial issuance and subsequent issuance, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the Company, were $785.6 million and $117.9 million, respectively.
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
     The Company accounts separately for the liability and equity components of the 2016 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2016 Notes to be 4.5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2016 Notes, which resulted in a fair value of the liability component of $748.5 million upon issuance, calculated as the present value of implied future payments based on the $920.0 million aggregate principal amount. The $155.4 million difference between the cash proceeds of $903.9 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2016 Notes are not considered currently redeemable at the balance sheet date.
     The interest expense recognized during the three and six months ended July 3, 2011 includes $0.6 million and $0.7 million, respectively, for the contractual coupon interest, and $7.6 million and $8.8 million, respectively, for the accretion of discount on the liability component. If the 2016 Notes were converted as of July 3, 2011, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes, which was anti-dilutive for the three and six months ended July 3, 2011.
     The Company used $314.3 million of the net proceeds to purchase 4,890,500 shares of its common stock in privately negotiated transactions concurrently with the issuance. The Company also used part of the net proceeds for the extinguishment of $87.8 million and $340.9 million principal amount of its outstanding 0.625% convertible senior notes due 2014 upon conversions during the three and six months ended July 3, 2011, respectively.
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
     The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and continue to be convertible through, and including, September 30, 2011. During the three and six months ended July 3, 2011, the principal amount of any 2014 Notes converted were repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulted from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions.
     As a result of the conversions during the three and six months ended July 3, 2011, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.
     The following table summarizes information about the conversions of the 2014 Notes during the three and six months ended July 3, 2011(in thousands):

	Three Months Ended	Six Months Ended
Cash paid for principal of notes converted	$87,774	$340,909
Conversion value over principal amount paid in shares of common stock	$194,902	$716,433
Number of shares of common stock issued upon conversion	2,739	10,488
Loss on extinguishment of debt	$9,680	$36,856
Effective interest rates used to measure fair value of converted notes	3.6% - 3.9%	3.6% - 4.0%
     The following table summarizes information about the equity and liability components of the 2014 and 2016 Notes (in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	July 3, 2011
	0.25% Convertible	0.625% Convertible
	Senior Notes due 2016	Senior Notes due 2014
Principal amount of convertible notes outstanding	$920,000	$49,090
Unamortized discount of liability component	(162,726)	(8,441)

Net carrying amount of liability component	757,274	40,649
Less: current portion	—	(40,649)

Long-term debt	$757,274	$—

Conversion option subject to cash settlement	—	$8,441
Carrying value of equity component, net of debt issuance cost	$155,366	$112,039
Fair value of outstanding notes	$997,239	$172,722
Remaining amortization period of discount on the liability component	4.7 years	2.6 years

January 2, 2011
0.625% Convertible
Senior Notes due 2014
Principal amount of convertible notes outstanding	$389,999
Unamortized discount of liability component	(78,390)

Net carrying amount of liability component, current	$311,609

Conversion option subject to cash settlement	$78,390
Carrying value of equity component, net of debt issuance cost	$71,199
Fair value of outstanding notes	$1,157,450
Remaining amortization period of discount on the liability component	3.1 years

7. Share-based Compensation Expense
     Share-based compensation expense for employee stock options, restricted stock, and stock purchases under the ESPP consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Cost of product revenue	$1,800	$1,301	$3,312	$2,510
Cost of service and other revenue	132	146	342	257
Research and development	8,461	6,032	16,188	11,930
Selling, general and administrative	13,273	9,366	25,863	19,147

Share-based compensation expense before taxes	23,666	16,845	45,705	33,844
Related income tax benefits	(8,199)	(5,586)	(15,960)	(11,532)

Share-based compensation expense, net of taxes	$15,467	$11,259	$29,745	$22,312

     The assumptions used to estimate the fair value per share of options granted and employee stock purchase rights granted in connection with the ESPP during the three and six months ended July 3, 2011 are as follows:

	Three Months Ended July 3, 2011
	Employee Stock	Employee Stock
	Options	Purchase Rights
Interest rate	2.22%	0.18 — 0.28%
Volatility	41%	43 — 46%
Expected life	5.5 years	6 — 12 months
Expected dividend yield	0%	0%
Weighted average fair value per share	$31.23	$18.60
     As of July 3, 2011, approximately $170.5 million of unrecognized compensation cost related to stock options, restricted stock units, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.4 years.
8. Stockholders’ Equity
Stock Options
     The Company’s stock option activity under all stock option plans during the six months ended July 3, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Grant-Date
		Exercise Price	Fair Value
	Options	per Share	per Share
	(in thousands)
Outstanding at January 2, 2011	11,882	$22.83	$12.82
Granted	1,226	70.06	29.53
Exercised	(2,124)	17.41	10.29
Cancelled	(34)	21.17	13.36

Outstanding at July 3, 2011	10,950	$29.17	$15.18

     At July 3, 2011, outstanding options to purchase approximately 6,414,000 shares were exercisable with a weighted average per share exercise price of $21.11.
Employee Stock Purchase Plan
     The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Shares totaling 184,000 were issued under the ESPP during the six months ended July 3, 2011. As of July 3, 2011, there were approximately 15,878,000 shares available for issuance under the ESPP.
Restricted Stock Units
     A summary of the Company’s restricted stock unit activity and related information for the six months ended July 3, 2011 is as follows:

		Weighted Average
	Restricted	Grant-Date Fair
	Stock Units(1)	Value per Share
	(in thousands)
Outstanding at January 2, 2011	3,109	$40.39
Awarded	445	69.84
Vested	(255)	35.01
Cancelled	(95)	39.09

Outstanding at July 3, 2011	3,204	$44.96

(1)	The fair value of each restricted stock unit represents the fair market value of one share of the Company’s common stock.
Warrants
     In conjunction with an acquisition in January 2007, the Company assumed a certain number of warrants, the majority of which were exercised in periods prior to 2011. During the first quarter of 2011, the remaining assumed warrants to purchase approximately 505,000 shares of the Company’s common stock were exercised, resulting in cash proceeds to the Company of approximately $5.5 million. As of July 3, 2011, warrants to purchase approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.44, which were all sold in connection with the offering of the Company’s 2014 Notes as discussed in note “6. Convertible Senior Notes.” All outstanding warrants expire on February 15, 2014.
Share Repurchases
     In July 2010, the Company’s board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan over a 12 month period and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. During the three and six months ended July 3, 2011, the Company repurchased approximately 394,000 shares for $28.0 million and 746,000 shares for $52.0 million, respectively, under the program authorized in July 2010. The stock repurchase program of $100 million under the 10b5-1 plan was completed on July 12, 2011. As of July 3, 2011, none of the $100 million discretionary repurchase approved had been utilized by management; however, the July 2010 authorized $100 million discretionary repurchase has been subsequently utilized in its entirety by August 1, 2011. Additionally, the Company’s board of directors authorized a new $100 million discretionary repurchase program in August 2011.
     In addition, on March 18, 2011, concurrently with the issuance of the Company’s 2016 Notes, 4,890,500 shares were repurchased for $314.3 million.
9. Income Taxes
     The Company’s effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and six months ended July 3, 2011 were 37.5% and 35.6%, respectively. For the three and six months ended July 3, 2011, the variance from the U.S statutory rate of 35% is primarily attributable to the tax detriment related to non-deductible additional IPR&D charges recorded in acquisition related expense, net, partially offset by the tax benefit related to the loss on extinguishment of debt. Both items were recorded as discrete items.
10. Legal Proceedings
     The Company is involved in various lawsuits and claims arising in the ordinary course of business. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This MD&A is organized as follows:
•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no significant off-balance sheet arrangements.

•	Critical Accounting Policies and Estimates. Discussion of significant changes since our most recent Annual Report on Form 10-K that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Recent Accounting Pronouncements. Description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations, and cash flows.
     This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for important information to consider when evaluating such statements. This MD&A should be read in conjunction with our consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Operating results are not necessarily indicative of results that may occur in future periods.
Business Overview and Outlook
     This overview and outlook provides a high level discussion of our operating results and significant known trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the periods being reported herein as well as our future financial performance. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
     About Illumina
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
     Our broad portfolio of instruments, consumables, and analysis tools are designed to simplify and accelerate genetic analysis. This portfolio addresses the full range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. In 2007, through our acquisition of Solexa, Inc., we acquired our proprietary sequencing by synthesis (SBS) technology that is at the heart of our leading-edge sequencing instruments. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and copy number variation (CNV) analyses, as well as gene expression profiling and other DNA, RNA, and protein studies. To further enhance our genetic analysis workflows, in January 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2010, through our acquisition of Helixis, Inc., we expanded our portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences. Our new Eco Real-Time PCR System provides researchers with an affordable, full-featured system to perform targeted validation studies.
     Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
     Next-Generation Sequencing
     Expansion of the sequencing market and enhancements in our product portfolio continue to drive strong demand for our next-generation sequencing technologies. During Q1 2011, we reduced our HiSeq 2000 backlog. In Q2 2011, HiSeq 2000 shipments decreased compared to Q1 2011 primarily due to the reduced backlog entering the quarter. Also, during Q2 2011, HiSeq 2000 average selling prices increased compared to Q1 2011 primarily due to the completion of promotional programs, including the Genome Analyzer trade-in program. Going forward, we expect HiSeq 2000 shipments to closely reflect incoming order rates and be composed of standard Genome Analyzer replacements, current customers adding additional instruments, sales to new customers, and competitive displacements. We believe all four of these segments represent significant opportunities, and, overall, we expect demand for the HiSeq 2000 to remain robust.
     In Q2 2011, we launched new sequencing consumable kits that we believe will enable customers to sequence whole human genomes for less than $5,000 in consumables costs. As we continue to make improvements that reduce the cost of sequencing, we believe that more customers will use the HiSeq 2000, which generates more revenue per instrument time than the Genome Analyzer. We believe that this will increase our consumables pull-through, which is a measure of annual sales of consumables from each installed instrument.
     In Q4 2011, we expect to begin volume shipments of our previously announced MiSeq, a low-cost personal sequencing system that we believe will provide individual researchers a platform with rapid turnaround time, high accuracy, and streamlined workflow. We believe the launch of the MiSeq will expand our presence in the lower throughput sequencing market.
     MicroArrays
     As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and more accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. In late June 2011, we began shipments of the Omni5 BeadChip, a four-sample microarray featuring more than 4.3 million markers per sample with flexibility to include up to 500,000 custom markers. This product includes a majority of the rare variant content from the 1000 genomes project, an international research effort launched in 2008 to establish the most detailed catalog of human genetic variation. We believe that sales of our microarray products will grow as we continue to launch innovative products.
     Funding Environment
     The American Recovery and Reinvestment Act of 2009 (the Recovery Act) was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10.0 billion in funding was provided to the National Institutes of Health (NIH) to support the advancement of scientific research. We are no longer directly tracking Recovery Act related funds because it has become increasingly difficult to quantify the net impact of orders resulting from the Recovery Act due to the uncertainty surrounding orders that would have been received in absence of stimulus. We continue to believe that Recovery Act grants will supply a portion of our customers’ funding through 2012.
     In April 2011, the 2011 U.S. Federal Budget was passed, including an approximate 1% reduction in National Institute of Health (NIH) budget compared to 2010 budget levels. We believe this change in the NIH budget will not have a significant impact on our business through at least September 2011 (the end of the current federal government fiscal year). Although there is uncertainty concerning the 2012 NIH budget, we continue to believe that allocations within the NIH budget will continue to favor genetic analysis tools and, in particular, next-generation sequencing.
     Financial Overview
     Financial highlights for the first half of 2011 include the following:
•	Net revenue grew by 41% during the first half of 2011 compared to the first half of 2010. The increase in revenue was primarily driven by increased HiSeq 2000 shipments, an overall improvement in our microarray business, and an increase in consumables sales as our installed base expands.

•	Gross profit as a percentage of revenue (gross margin) in the first half of 2011 decreased slightly from the first half of 2010 due to a shift in sales mix from higher gross margin consumables to lower gross margin instruments. The change in mix was primarily due to the launch of the HiSeq 2000, which did not begin volume shipments until the second half of 2010. Lower gross margins on instrument sales reflect the effects of promotional program discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Over the remainder of 2011, we believe several factors may contribute to improved gross margin, including an increase in sales of consumables as a percentage of total revenue and the completion of the Genome Analyzer trade-in program.

•	Income from operations increased 58% in the first half of 2011 compared to the first half of 2010 primarily due to higher revenue. Total operating expense increased by 28% in the same period. We anticipate our research and development expense to increase in absolute dollars as we continue to expand our product development portfolio. Selling, general and administrative expense is also expected to increase in absolute dollars as we continue to invest in personnel and infrastructure to support revenue growth, global expansion, and penetration of other markets such as the lower throughput sequencing market.

•	In December 2010, we entered into a lease agreement for new corporate headquarters. During the first half of 2011, we incurred $5.1 million in headquarter relocation expense. We expect to incur additional headquarter relocation expense during the remainder of 2011, such as a cease-use loss upon vacating our current headquarters, accelerated depreciation of certain property and equipment, and double rent expense during the transition to the new facility.

•	Our effective tax rate during the first half of 2011 was 35.6%. The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. For 2011, we anticipate the provision for income taxes to increase in absolute dollars and the effective tax rate to approximate the U.S. federal statutory rate due to a significant portion of our earnings being subject to taxation in the U.S. However, we anticipate the effective tax rate to decrease over time as the proportion of our earnings subject to lower statutory tax rates increases. We anticipate significant income tax payments in 2011 and beyond due to the expected utilization of the majority of our net operating loss carryforwards and U.S. federal research and development tax credit carryforwards.

•	We ended the first half of 2011 with cash, cash equivalents, and short-term investments totaling $1.2 billion. In the first half of 2011, we generated $159.8 million in cash from operations, a $23.5 million, or 17%, increase from the first half of 2010. During the same period, we also generated $903.5 million in net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016, used $366.3 million to repurchase shares of our common stock, and used $340.9 million to repay our existing 0.625% Convertible Senior Notes due 2014.
Results of Operations
     To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q2 2011	Q2 2010	YTD 2011	YTD 2010
Revenue:
Product revenue	94%	94%	94%	92%
Service and other revenue	6	6	6	8

Total revenue	100	100	100	100
Cost of revenue:
Cost of product revenue	29	28	30	28
Cost of service and other revenue	2	2	2	2
Amortization of acquired intangible assets	1	1	1	1

Total cost of revenue	32	31	33	31

Gross profit	68	69	67	69
Operating expense:
Research and development	18	21	18	22
Selling, general and administrative	24	25	23	26
Acquisition related expense, net	2	1	1	—
Headquarter relocation expense	1	—	1	—

Total operating expense	45	47	43	48

Income from operations	23	22	24	21
Other income (expense):
Interest income	1	1	1	1
Interest expense	(3)	(3)	(3)	(3)
Other (expense) income, net	(4)	2	(7)	1

Total other expense, net	(6)	—	(9)	(1)

Income before income taxes	17	22	15	20
Provision for income taxes	6	8	5	7

Net income	11%	14%	10%	13%

     Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended July 3, 2011 and July 4, 2010 were both 13 and 26 weeks, respectively.
     Revenue

				Percentage				Percentage
(Dollars in thousands)	Q2 2011	Q2 2010	Change	Change	YTD 2011	YTD 2010	Change	Change
Product revenue	$269,871	$198,538	$71,333	36%	$536,588	$372,217	$164,371	44%
Service and other revenue	17,579	13,465	4,114	31	33,377	31,917	1,460	5

Total revenue	$287,450	$212,003	$75,447	36%	$569,965	$404,134	$165,831	41%

     Product revenue consists primarily of revenue from the sale of consumables and instruments. Our service and other revenue is primarily generated from instrument service contracts and genotyping and sequencing services.
     Consumables revenue increased $33.3 million, or 26%, to $159.0 million in Q2 2011 compared to $125.7 million in Q2 2010. Year-to-date consumables revenue increased $67.4 million, or 28%, to $307.2 million in 2011 compared to $239.8 million in 2010. The increase in the respective periods was primarily attributable to increased sales of sequencing consumables driven by growth in the installed base of our sequencing systems. Additionally, in Q2 2011, we launched our new sequencing consumable kits that are priced moderately higher than our previous kits.
     Instrument revenue increased $36.8 million, or 53%, to $106.7 million in Q2 2011 compared to $69.9 million in Q2 2010. Year-to-date instrument revenue increased $93.8 million, or 74%, to $221.0 million in 2011 compared to $127.2 million in 2010. The increase in the respective periods was primarily attributable to strong demand for the HiSeq 2000, resulting in increases in both the number of sequencing systems sold and the average selling price per sequencing instrument.
     Revenue from HiSeq 2000 sales in 2011 and 2010 was impacted by discounts provided to customers under our Genome Analyzer trade-in program. While it is not possible to precisely quantify the net impact of the trade-in promotion due to the uncertainty surrounding orders that would have been received in the absence of the promotion, the estimated incremental sales incentive provided under this trade-in program was approximately $3.7 million in both Q2 2010 and the first half of 2010. The incremental sales incentive is calculated based on the total discount provided from list price in excess of our average discount on HiSeq sales during the period. The impact of the Genome Analyzer trade-in program was $3.7 million in Q2 2011 and $10.8 million in the first half of 2011. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, of this Form 10-Q for additional information on the Genome Analyzer trade-in program.
     Microarray instrument revenue also increased over the same periods primarily due to the launch of our HiScan and HiScanSQ instruments in 2010.

     The increase in service and other revenue in both periods compared to in 2010 was driven by the increase in our instrument service contract revenue as a result of our expanded installed base and an increase in sequencing services.
     Gross Margin

				Percentage				Percentage
(Dollars in thousands)	Q2 2011	Q2 2010	Change	Change	YTD 2011	YTD 2010	Change	Change
Gross profit	$193,356	$146,091	$47,265	32%	$381,397	$278,269	$103,128	37%
Gross margin	67.3%	68.9%			66.9%	68.9%
     The decrease in gross margin in Q2 2011 and the first half of 2011 compared to the same periods in 2010 was primarily attributable to a shift in sales mix from higher gross margin consumables to lower gross margin instruments, primarily due to the launch of HiSeq 2000, which did not begin volume shipments until the second half of 2010. Lower margins on instrument sales reflect the effect of promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 0.4% and 0.5% in Q2 2011 and Q2 2010, respectively, and 0.6% and 0.3% in the first half of 2011 and 2010, respectively.
     Operating Expense

				Percentage				Percentage
(Dollars in thousands)	Q2 2011	Q2 2010	Change	Change	YTD 2011	YTD 2010	Change	Change
Research and development	$50,801	$43,667	$7,134	16%	$101,001	$87,343	$13,658	16%
Selling, general and administrative	69,233	53,135	16,098	30	134,894	103,414	31,480	30
Acquisition related expense, net	4,770	1,861	2,909	156	5,040	1,861	3,179	171
Headquarter relocation expense	2,542	—	2,542	100	5,064	—	5,064	100

Total operating expense	$127,346	$98,663	$28,683	29%	$245,999	$192,618	$53,381	28%

     The increase in research and development expense in Q2 2011 and the first half of 2011 was primarily attributable to increase in personnel expenses of $7.2 million and $13.3 million, respectively, associated with a growing number of projects to develop and commercialize new products and to sustain and optimize our existing product portfolio. Personnel expenses included salaries, non-cash share-based compensation, and benefits.
     The increase in selling, general and administrative expense in Q2 2011 and the first half of 2011 was primarily attributable to increase in personnel expenses of $11.7 million and $22.8 million, respectively, associated with the growth of our business. Personnel expenses included salaries, non-cash share-based compensation, and benefits. The remaining increase in Q2 2011 was primarily due to a $1.9 million increase in other selling expenses and $1.1 million increase in travel expenses. The remaining increase in the first half of 2011 was primarily driven by a $2.6 million increase in other selling expenses, a $2.1 million increase in outside service expenses comprised mostly of professional service expenses, and a $1.5 million increase in office and computer supplies.
     Acquisition related expense, net, in Q2 2011 and the first half of 2011 included acquired in-process research and development of $5.4 million related to a milestone payment for a prior acquisition, offset by gains related to changes in fair value of contingent consideration. Acquisition related expense in the prior year periods was comprised primarily of acquired in-process research and development of $1.3 million.
     In anticipation of exiting our current headquarter facility, we recorded headquarter relocation expense of $2.5 million and $5.1 million in Q2 2011 and the first half of 2011, respectively, which represented accelerated depreciation expense in these periods. Refer to note “1. Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for further information.
     Other Expense, Net

				Percentage				Percentage
(Dollars in thousands)	Q2 2011	Q2 2010	Change	Change	YTD 2011	YTD 2010	Change	Change
Interest income	$1,981	$1,751	$230	13%	$3,521	$3,955	$(434)	(11)%
Interest expense	(9,418)	(6,134)	(3,284)	54	(16,809)	(12,089)	(4,720)	39
Other (expense) income, net	(9,549)	3,481	(13,030)	(374)	(37,078)	2,369	(39,447)	(1,665)

Total other expense, net	$(16,986)	$(902)	$(16,084)	1783%	$(50,366)	$(5,765)	$(44,601)	774%

     Interest income increased in Q2 2011 as compared to Q2 2010 as a result of an increase in our average cash and investment balance, partially offset by the impact of lower interest rates. The decrease in interest income in the first half of 2011 compared to the first half of 2010 was primarily driven by the lower interest rates. Interest expense increased primarily due to amortization of the discount on our 0.25% convertible senior notes due 2016.
     Other (expense) income, net, in Q2 2011 and the first half of 2011 primarily consists of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014 of $9.7 million and $36.9 million, respectively. The loss was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates. Refer to note “6. Convertible Senior Notes” in Part I, Item 1 of this Form 10-Q for further description. Other (expense) income, net in the prior year periods consists of a $2.9 million gain on acquisition recorded in Q1 2010 for the difference between the carrying value of a cost method investment prior to the acquisition and the fair value of that investment at the time of acquisition, and foreign exchange gain or losses.
     Provision for Income Taxes

				Percentage				Percentage
(Dollars in thousands)	Q2 2011	Q2 2010	Change	Change	YTD 2011	YTD 2010	Change	Change
Income before income taxes	$49,024	$46,526	$2,498	5%	$85,032	$79,886	$5,146	6%
Provision for income taxes	$18,404	$16,730	$1,674	10	$30,275	$28,882	$1,393	5
Effective tax rate	37.5%	36.0%			35.6%	36.2%
     For the 2011 periods, the variance from the U.S statutory rate of 35% is primarily attributable to the tax detriment related to non-deductible additional IPR&D charges recorded to acquisition related expense, net, partially offset by the tax benefit related to the loss on extinguishment of debt. Both items were recorded as discrete items. The effective tax rate would have been approximately 34.7% and 34.8% in Q2 2011 and the first half of 2011, respectively, excluding these discrete items. Our future effective tax rate may vary from the U.S. statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
     The tax rate variance from the U.S. statutory rate in the 2010 periods was primarily related to the expiration of the federal research and development tax credit at the end of 2009 and the fact that retroactive legislative measure to extend the federal research and development tax credit was not passed until the end of 2010.
Liquidity and Capital Resources
     Cash flow summary

(In thousands)	YTD 2011	YTD 2010
Net cash provided by operating activities	$159,798	$136,264
Net cash used in investing activities	(425,140)	(121,124)
Net cash provided by financing activities	276,998	77,522
Effect of exchange rate changes on cash and cash equivalents	481	(108)

Net increase in cash and cash equivalents	$12,137	$92,554

     Operating Activities
     Cash provided by operating activities for the first six months of 2011 consists of net income of $54.8 million plus net non-cash adjustments of $108.2 million offset by a decrease in net operating assets of $3.2 million. The primary non-cash expenses added back to net income included share-based compensation of $45.7 million, debt extinguishment loss of $36.9 million, depreciation and amortization expenses related to property and equipment and intangible assets of $32.3 million, and the accretion of the debt discount of $15.2 million. These non-cash add-backs were partially offset by the $33.3 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accounts receivable and accrued liabilities, and decreases in accounts payable and prepaid expenses and other current assets.
     Cash provided by operating activities for the first six months of 2010 consists of net income of $51.0 million plus net non-cash adjustments of $63.8 million and a $21.5 million decrease in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $33.8 million, depreciation and amortization expense related to property and equipment and intangible assets of $19.0 million, and the accretion of debt discount on our convertible notes totaling $10.5 million.

     Investing Activities
     Cash used in investing activities totaled $425.1 million for the first six months of 2011. We purchased $807.0 million of available-for-sale securities, and $476.5 million of our available-for-sale securities matured during the quarter. We used $58.3 million, net of cash acquired, in an acquisition and $6.7 million in the purchase of strategic investments. We also incurred $28.5 million in capital expenditures primarily associated with the purchase of R&D, manufacturing and servicing equipment, infrastructure in our manufacturing facilities, and information technology equipment and systems.
     Cash used in investing activities totaled $121.1 million for the first six months of 2010. We purchased $313.0 million of available-for-sale securities, sold $256.0 million of available-for-sale securities, and sold $54.9 million of trading securities. We paid $75.1 million for acquisitions and $17.7 million for strategic investments. We also incurred $24.3 million in capital expenditures primarily associated with the purchase of manufacturing equipment for our San Diego facility and infrastructure for additional production capacity.
     Financing Activities
     Cash provided by financing activities totaled $277.0 million for the first six months of 2011. We received $903.5 million in proceeds from the issuance of $920.0 million of our 0.25% Convertible Senior Notes due 2016, net of issuance discounts. $340.9 million of the proceeds was used to repay the principal amount of our 0.625% Convertible Senior Notes due 2014 upon conversions during the first half of 2011. Total cash of $366.3 million was used in repurchases of our common stock. We also received $47.4 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan. In addition, we received $33.3 million in incremental tax benefit related to stock options exercised.
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
     At July 3, 2011, we had approximately $1.2 billion in cash and short-term investments. Our short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S. Treasury notes.
     In the first half of 2011, we issued $920.0 million in principal amount of convertible senior notes that mature March 15, 2016. We pay 0.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. On February 16, 2007, we issued $400.0 million in principal of convertible senior notes that mature February 15, 2014. We pay 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The notes are convertible into cash and, if applicable and so elect, shares of our common stock under certain circumstances as described in note “6. Convertible Senior Notes” in Part I, Item 1, of this Form 10-Q. As of July 3, 2011, the principal amounts of our 0.25% Convertible Senior Notes due 2016 and our 0.625% Convertible Senior Notes due 2014 were $920.0 million and $49.1 million, respectively.
     During the first six months of 2011, we used a total of $340.9 million from the net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016 in extinguishment of our 0.625% Convertible Senior Notes due 2014 upon conversion. We will continue to use the net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016 for future debt extinguishment. In addition, we used an additional $314.3 million of the net proceeds to purchase 4.9 million shares of our common stock in privately negotiated transactions concurrently with the issuance. We intend to use the remaining net proceeds for other general corporate purposes, which may include acquisitions and additional purchases of our common stock.
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
Off-Balance Sheet Arrangements
     We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first six months of 2011, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.
Critical Accounting Policies and Estimates
     In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first half of 2011.
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see note “1. Summary of Significant Accounting Principles” to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consideration Regarding Forward-Looking Statements
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
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements include the following:
•	our ability to develop and commercialize further our sequencing, array, PCR, and consumables technologies and to deploy new sequencing, genotyping, gene expression, and diagnostics products and applications for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	reductions in the funding levels to our primary customers;

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our ability to maintain our revenue and profitability during periods of adverse economic and business conditions;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next 12 months’

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Illumina may incur as a result of those proceeding.
     The foregoing factors should be considered together with other factors detailed in our filings with the Securities and Exchange Commission, including our most recent filings on Forms 10-K and 10-Q, or in information disclosed in public conference calls, the date and time of which are released beforehand. We undertake no obligation, and do not intend, to update these forward-looking statements, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of the current financial quarter. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.
     Additionally, our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, which we strongly encourage you to review.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no substantial changes to our market risks in the six months ended July 3, 2011, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, except as noted below:
     Interest Rate Sensitivity
     Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. During the first half of 2011, we issued $920 million in aggregate principal amount of our 0.25% convertible senior notes due 2016. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 4.5%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.0 million.

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
     Based on management’s evaluation (under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO)), as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     During the second quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
     An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the second quarter of 2011 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is involved in various lawsuits and claims arising in the ordinary course of business. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.
Item 1A. Risk Factors.
     Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
     None during the quarterly period ended July 3, 2011.
Issuer Purchases of Equity Securities
     In July 2010, our board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. In August 2011, our board of directors authorized the Company to repurchase up to $100 million of Company common stock at management’s discretion during open trading windows. The following table summarizes shares repurchased pursuant to these programs during the quarter ended July 3, 2011:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Programs	the Programs
April 4, 2011 — May 1, 2011	118,546	$67.46	118,546	$123,994,935
May 2, 2011 — May 29, 2011	110,799	72.20	110,799	115,992,572
May 30, 2011 — July 3, 2011	164,689	72.86	164,689	103,989,190

Total	394,034	$71.05	394,034	$103,989,190

(1)	All shares purchased during the three month ended July 3, 2011 were in connection with our stock repurchase program authorized by our board of directors in July 2010. All stock repurchases were made under a 10b5-1 trading program or in open-market transactions.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
          None.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christian O. Henry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christian O. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (registrant)
Date: August 10, 2011	/s/ CHRISTIAN O. HENRY
Christian O. Henry
Senior Vice President and Chief Financial Officer