Form 10-Q
period 2011-10-02
ILLUMINA INC
filed 2011-11-04
CIK 1110803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑

As of October 15, 2011, there were 121,439,286 shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ILLUMINA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2011	January 2, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229,846	$248,947
Short-term investments	902,344	645,342
Accounts receivable, net	169,052	165,598
Inventory, net	139,265	142,211
Deferred tax assets, current portion	25,122	19,378
Prepaid expenses and other current assets	38,585	36,922

Total current assets	1,504,214	1,258,398
Property and equipment, net	135,393	129,874
Goodwill	321,853	278,206
Intangible assets, net	109,767	91,462
Deferred tax assets, long-term portion	19,356	39,497
Other assets	56,476	41,676

Total assets	$2,147,059	$1,839,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,249	$66,744
Accrued liabilities	211,171	156,164
Long-term debt, current portion	33,793	311,609

Total current liabilities	297,213	534,517
Long-term debt	765,077	—
Other long-term liabilities	42,897	28,531
Conversion option subject to cash settlement	6,332	78,390
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,661	1,516
Additional paid-in capital	2,221,980	1,891,288
Accumulated other comprehensive income	2,086	1,765
Accumulated deficit	(80,432)	(155,335)
Treasury stock, at cost	(1,109,755)	(541,559)

Total stockholders’ equity	1,035,540	1,197,675

Total liabilities and stockholders’ equity	$2,147,059	$1,839,113

See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue:
Product revenue	$220,296	$224,668	$756,884	$596,885
Service and other revenue	15,203	12,641	48,580	44,558

Total revenue	235,499	237,309	805,464	641,443

Cost of revenue:
Cost of product revenue	68,764	72,248	238,719	184,814
Cost of service and other revenue	6,585	5,621	19,178	15,705
Amortization of acquired intangible assets	3,035	2,295	9,055	5,510

Total cost of revenue	78,384	80,164	266,952	206,029

Gross profit	157,115	157,145	538,512	435,414

Operating expense:
Research and development	50,399	44,804	151,400	132,146
Selling, general and administrative	66,031	55,006	200,925	158,420
Acquisition related (gain) expense, net	(2,598)	—	2,442	1,861
Headquarter relocation expense	6,519	—	11,583	—

Total operating expense	120,351	99,810	366,350	292,427

Income from operations	36,764	57,335	172,162	142,987
Other income (expense):
Interest income	1,388	2,791	4,909	6,746
Interest expense	(8,797)	(6,190)	(25,605)	(18,279)
Other (expense) income, net	(1,564)	774	(38,643)	3,142

Total other expense, net	(8,973)	(2,625)	(59,339)	(8,391)

Income before income taxes	27,791	54,710	112,823	134,596
Provision for income taxes	7,640	19,263	37,915	48,145

Net income	$20,151	$35,447	$74,908	$86,451

Net income per basic share	$0.17	$0.28	$0.60	$0.70

Net income per diluted share	$0.15	$0.24	$0.52	$0.61

Shares used in calculating basic net income per share	122,079	124,684	124,017	122,816

Shares used in calculating diluted net income per share	135,966	145,205	143,620	140,854

See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net income	$74,908	$86,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	40,303	24,611
Amortization of acquired intangible assets	9,501	5,510
Share-based compensation expense	70,276	51,804
Accretion of debt discount	23,673	15,904
Loss on extinguishment of debt	37,611	—
Contingent compensation expense	2,897	1,325
Gain on acquisition	—	(2,914)
Incremental tax benefit related to stock options exercised	(40,387)	(14,551)
Deferred income taxes	6,209	18,844
Other non-cash adjustments	8,070	4,567
Changes in operating assets and liabilities:
Accounts receivable	(2,544)	(12,752)
Inventory	9,315	(36,463)
Prepaid expenses and other current assets	(15,474)	2,571
Other assets	(3,110)	(2,467)
Accounts payable	(14,897)	17,499
Accrued liabilities	41,376	31,288
Other long-term liabilities	4,002	(564)
Unrealized loss on foreign exchange	(1,889)	429

Net cash provided by operating activities	249,840	191,092

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,076,674)	(663,430)
Sales and maturities of available-for-sale securities	840,107	558,128
Sales and maturities of trading securities	—	54,900
Net cash paid for acquisitions	(58,302)	(98,210)
Purchases of investments	(11,384)	(22,450)
Purchases of property and equipment	(50,686)	(37,434)
Cash paid for intangible assets	(1,100)	(6,500)

Net cash used in investing activities	(358,039)	(214,996)

Cash flows from financing activities:
Payments on current portion of long-term debt	(349,874)	—
Proceeds from issuance of convertible notes	903,492	—
Incremental tax benefit related to stock options exercised	40,387	14,551
Common stock repurchases	(570,406)	(16,006)
Proceeds from exercises of warrants	5,512	9,587
Proceeds from issuance of common stock	60,057	81,798

Net cash provided by financing activities	89,168	89,930
Effect of exchange rate changes on cash and cash equivalents	(70)	(108)

Net (decrease) increase in cash and cash equivalents	(19,101)	66,134
Cash and cash equivalents at beginning of period	248,947	144,633

Cash and cash equivalents at end of period	$229,846	$210,767

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011, from which the balance sheet information herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended October 2, 2011 and October 3, 2010 were both 13 and 39 weeks, respectively.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

Goodwill represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the nine months ended October 2, 2011 was due to goodwill recorded in connection with the Company’s acquisition of Epicentre Technologies Corporation (Epicentre) in January 2011.

The Company’s identifiable intangible assets are comprised primarily of in-process research and development (IPR&D), licensed technology, acquired core technologies, customer relationships, trade names, and license agreements. Except IPR&D, the cost of all identifiable intangible assets is amortized on a straight-line basis over their respective useful lives. The Company regularly performs reviews to determine if the carrying values of its long-lived assets are impaired. A review of intangible assets that have finite useful lives and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows associated with such assets. If impairment is indicated, the

Company compares the carrying amount to the estimated fair value of the affected assets and adjusts the value of such assets accordingly. Factors that would necessitate an impairment assessment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company’s strategic business objectives and utilization of a particular asset. The Company performed quarterly reviews of its long-lived assets and noted no indications of impairment for the three and nine months ended October 2, 2011.

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

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the United States dollar. These foreign exchange contracts are carried at fair value and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other (expense) income, net, in the consolidated statements of income for the current period, along with an offsetting gain or loss on the underlying monetary assets or liabilities.

As of October 2, 2011, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of October 2, 2011, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $26.4 million. Gains and losses related to the non-designated foreign exchange forward contracts for the three and nine months ended October 2, 2011 were immaterial.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records rent expense on a straight-line basis over the term of the lease, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued liabilities and other long-term liabilities. Landlord allowances are amortized on a straight-line basis over the lease term as a reduction to rent expense. The Company capitalizes leasehold improvements and amortizes them over the shorter of the lease term or their expected useful lives.

In December 2010, the Company agreed to lease a facility in San Diego, California that will serve as its new corporate headquarters. The Company started recording rent expense upon obtaining control of the new facility in July 2011. The Company incurs additional rent expense on the new facility during the transition period of occupying both the current and new facility, until vacating the current facility, which is expected to be substantially completed near the end of 2011. In addition, the Company records accelerated depreciation expense for leasehold improvements at its current headquarter facility based on the reassessed useful lives of less than a year. During the three and nine months ended October 2, 2011, the Company recorded headquarter relocation expense of $6.5 million and $11.6 million, respectively, which primarily consisted of accelerated depreciation expense and additional rent expense during the transition period. In addition, the Company will also record a cease-use loss in headquarter relocation expense upon vacating its current headquarter facility. The cease-use loss will be calculated as the present value of the expected difference between the remaining lease payments obligation and estimated sublease rental during the remaining lease period, adjusted for deferred items and leasehold improvements.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Weighted average shares outstanding	122,079	124,684	124,017	122,816
Effect of dilutive potential common shares:
Dilutive convertible senior notes	1,292	9,292	4,885	8,381
Dilutive equity awards	4,549	4,734	5,315	4,407
Dilutive warrants sold in connection with convertible senior notes	8,046	5,662	9,403	4,316
Dilutive warrants assumed in an acquisition	—	833	—	934

Weighted average shares used in calculation of diluted net income per share	135,966	145,205	143,620	140,854

Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1,543	2,518	1,189	2,350

Comprehensive Income

Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$20,151	$35,447	$74,908	$86,451
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	(261)	(48)	321	(265)

Total comprehensive income	$19,890	$35,399	$75,229	$86,186

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued an update to the Intangibles – Goodwill and Other topic of the Accounting Standards Codification (ASC). The updated guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company beginning January 2, 2012, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued an update to the Comprehensive Income topic of the ASC. This update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. It is effective for the Company beginning January 2, 2012 and should be applied retrospectively. The update is to be adopted prospectively and early adoption is permitted. The Company does not believe that adoption of this update will have an impact on its consolidated financial statements.

In May 2011, the FASB issued an amendment to the Fair value Measurements and Disclosures topic of the ASC. The amendment clarifies the application of certain existing fair value measurement guidance and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This amendment is effective for the Company in first quarter of fiscal 2012. The amendment is to be adopted prospectively and early adoption is not permitted. The Company does not believe that adoption of the amendment will have a significant impact on its consolidated financial statements.

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	October 2, 2011				January 2, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$401,007	$501	$(189)	$401,319	$261,890	$106	$(299)	$261,697
Corporate debt securities	453,771	1,290	(601)	454,460	329,823	1,170	(235)	330,758
U.S. Treasury securities	46,355	217	(7)	46,565	52,938	70	(121)	52,887

Total available-for-sale securities	$901,133	$2,008	$(797)	$902,344	$644,651	$1,346	$(655)	$645,342

As of October 2, 2011, the Company had 118 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There was no impairment considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in unrealized loss positions as of October 2, 2011 and January 2, 2011 aggregated by investment category (in thousands):

	October 2, 2011		January 2, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$157,455	$(189)	$127,756	$(299)
Corporate debt securities	168,979	(601)	92,199	(235)
U.S. Treasury securities	6,093	(7)	13,490	(121)

Total	$332,527	$(797)	$233,445	$(655)

Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. Gross realized gains and losses on sales of available-for-sale securities for the three months ended October 2, 2011 and October 3, 2010 and gross realized losses for the nine months ended October 2, 2010 were immaterial. Gross realized gains for the nine months ended October 2, 2011 were $1.0 million.

Contractual maturities of available-for-sale securities as of October 2, 2011 were as follows (in thousands):

Estimated Fair Value
Due within one year	$278,464
After one but within five years	623,880

Total	$902,344

Inventory

Inventory, net, consists of the following (in thousands):

	October 2, 2011	January 2, 2011
Raw materials	$62,916	$54,762
Work in process	57,146	64,862
Finished goods	19,203	22,587

Total inventory, net	$139,265	$142,211

Cost-Method Investments

As of October 2, 2011 and January 2, 2011, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $43.5 million and $32.0 million, respectively, which were included in other long-term assets in the consolidated balance sheets. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three and nine months ended October 2, 2011 or October 3, 2010. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Deferred revenue, current portion	$51,655	$45,863
Accrued compensation expenses	46,031	49,368
Unsettled short-term investment purchases	26,373	—
Accrued taxes payable	25,995	13,277
Customer deposits	16,948	14,900
Reserve for product warranties	15,868	16,761
Deferred rent, current portion	11,542	—
Accrued royalties	4,855	2,781
Acquisition related contingent consideration liability, current portion	2,215	3,738
Other accrued expenses	9,689	9,476

Total accrued liabilities	$211,171	$156,164

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

The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately 229,000 shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which are subject to forfeiture if certain non-revenue-based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.5 million were determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over a period of two years in research and development expense or selling, general and administrative expense.

The Company estimated the fair value of contingent cash consideration using a probability weighted discounted cash flow approach, a Level 3 measurement based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company used a discount rate of 21% in the assessment of the acquisition date fair value for the contingent cash consideration. Future changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements could have a significant effect on the fair value of the contingent consideration.

The Company allocated approximately $0.9 million of the total consideration to tangible assets, net of liabilities, and $26.9 million to identified intangible assets, including additional developed technologies of $23.3 million, customer relationships of $1.1 million, and a trade name of $2.5 million, with weighted average useful lives of approximately nine, three, and ten years, respectively. The Company recorded the excess consideration of approximately $43.6 million as goodwill.

Other Acquisitions

During 2010, the Company completed several acquisitions that were not individually or collectively material to its overall consolidated financial statements. These acquisitions were included in the 2010 consolidated financial statements from the respective dates of the acquisitions. As a result of one of the acquisitions, the fair value of cash contingent consideration that could range from $0 to $35 million, based on the achievement of certain revenue-based milestones by December 31, 2011, was recorded as a liability. In addition, the Company completed the acquisition of a development-stage company in 2008. In accordance with the applicable accounting guidance effective at that time, the Company recorded a charge of $24.7 million for purchased IPR&D. As part of the acquisition agreement, the Company agreed to pay the former shareholders of the entity up to an additional $35.0 million in contingent cash consideration based on the achievement of certain product-related and employment-related milestones.

As of October 2, 2011, the Company’s remaining gross milestone obligations related to these prior year acquisitions consisted of potential employment-related milestone payments of $1.4 million. Employment-related contingent compensation expense is recorded in operating expense.

Contingent compensation expenses and IPR&D charges as a result of acquisitions consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Contingent compensation expense, included in research and development expense	$775	$919	$4,067	$2,757
Contingent compensation expense, included in selling, general and administrative expense	(279)	—	1,259	—

Total contingent compensation expense	$496	$919	$5,326	$2,757

IPR&D, included in acquisition related (gain) expense, net	$—	$—	$5,425	$1,325

4. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of October 2, 2011 and January 2, 2011 (in thousands):

	October 2, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalent)	$120,569	$—	$—	$120,569
Debt securities in government sponsored entities	—	401,319	—	401,319
Corporate debt securities	—	454,460	—	454,460
U.S. Treasury securities	46,565	—	—	46,565

Total assets measured at fair value	$167,134	$855,779	$—	$1,022,913

Liability:
Contingent consideration	$—	$—	$8,162	$8,162

	January 2, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalent)	$148,822	$—	$—	$148,822
Debt securities in government sponsored entities	—	261,697	—	261,697
Corporate debt securities	—	330,758	—	330,758
U.S. Treasury securities	52,887	—	—	52,887

Total assets measured at fair value	$201,709	$592,455	$—	$794,164

Liability:
Contingent consideration	$—	$—	$3,738	$3,738

The Company measures the fair value of debt securities in government sponsored entities and corporate debt securities on a recurring basis primarily using quoted prices for similar assets in active markets.

At October 2, 2011, the Company reassessed the fair value of the contingent consideration settled in cash related to acquisitions using the income approach. These fair value measurements are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depends on the milestone risk profiles. Due to changes in the estimated probabilities to achieve the relevant milestones and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a gain of $2.6 million and $3.0 million recorded in acquisition related (gain) expense, net, in the consolidated statements of income during the three and nine months ended October 2, 2011, respectively.

Changes in estimated fair value of contingent consideration liabilities from January 2, 2011 through October 2, 2011 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance at January 2, 2011	$3,738
Acquisition of Epicentre	7,400
Gain recorded in acquisition related (gain) expense, net	(2,976)

Balance at October 2, 2011	$8,162

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

Changes in the Company’s reserve for product warranties from January 2, 2011 through October 2, 2011 are as follows (in thousands):

Balance as of January 2, 2011	$16,761
Additions charged to cost of revenue	18,477
Repairs and replacements	(19,370)

Balance as of October 2, 2011	$15,868

6. Convertible Senior Notes

0.25% Convertible Senior Notes due 2016

In March 2011, the Company issued $800 million aggregate principal amount of 0.25% convertible senior notes due 2016 (the 2016 Notes) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The 2016 Notes were issued at 98.25% of par value. Debt issuance costs of approximately $0.4 million primarily comprised legal, accounting, and other professional fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the five-year term of the 2016 Notes. The Company issued an additional $120 million aggregate principal amount of 2016 Notes in April 2011. The net proceeds from the initial issuance and subsequent issuance, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the Company, were $785.6 million and $117.9 million, respectively.

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

The interest expense recognized during the three and nine months ended October 2, 2011 includes $0.7 million and $1.3 million, respectively, for the contractual coupon interest, and $7.8 million and $16.6 million, respectively, for the accretion of discount on the liability component. If the 2016 Notes were converted as of October 2, 2011, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes, which was anti-dilutive for the three and nine months ended October 2, 2011.

The Company used $314.3 million of the net proceeds to purchase 4,890,500 shares of its common stock in privately negotiated transactions concurrently with the issuance. The Company also used part of the net proceeds for the extinguishment of $9.0 million and $349.9 million principal amount of its outstanding 0.625% convertible senior notes due 2014 upon conversions during the three and nine months ended October 3, 2011, respectively.

0.625% Convertible Senior Notes due 2014

In February 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (the 2014 Notes). The Company pays 0.625% interest per annum on the principal amount of the 2014 Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The Company made an interest payment of $1.2 million in February 2011. Interest payment in August 2011 was immaterial due to conversions prior to the payment date. The 2014 Notes mature on February 15, 2014.

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

The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and continue to be convertible through, and including, December 31, 2011. During the three and nine months ended October 2, 2011, the principal amount of any 2014 Notes converted were repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions.

As a result of the conversions during the three and nine months ended October 2, 2011, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.

The following table summarizes information about the conversions of the 2014 Notes during the three and nine months ended October 2, 2011 (in thousands):

	Three Months Ended	Nine Months Ended
Cash paid for principal of notes converted	$8,965	$349,874
Conversion value over principal amount paid in shares of common stock	$11,185	$727,618
Number of shares of common stock issued upon conversion	244	10,733
Loss on extinguishment of debt	$754	$37,611
Effective interest rates used to measure fair value of converted notes	3.5% - 4.3%	3.5% - 4.3%

The following table summarizes information about the equity and liability components of the 2014 and 2016 Notes (in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	October 2, 2011		January 2, 2011
	0.25% Convertible Senior Notes due 2016	0.625% Convertible Senior Notes due 2014	0.625% Convertible Senior Notes due 2014
Principal amount of convertible notes outstanding	$920,000	$40,125	$389,999
Unamortized discount of liability component	(154,923)	(6,332)	(78,390)

Net carrying amount of liability component	765,077	33,793	311,609
Less: current portion	—	(33,793)	(311,609)

Long-term debt	$765,077	$—	$—

Conversion option subject to cash settlement	—	$6,332	$78,390
Carrying value of equity component, net of debt issuance cost	$155,366	$113,429	$71,199
Fair value of outstanding notes	$806,017	$72,513	$1,157,450
Remaining amortization period of discount on the liability component	4.5 years	2.4 years	3.1 years

7. Share-based Compensation Expense

Share-based compensation expense for employee stock options, restricted stock units, and stock purchases under the ESPP consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of product revenue	$1,955	$1,359	$5,267	$3,869
Cost of service and other revenue	194	137	536	394
Research and development	8,621	6,521	24,810	18,451
Selling, general and administrative	13,801	9,943	39,663	29,090

Share-based compensation expense before taxes	24,571	17,960	70,276	51,804
Related income tax benefits	(8,464)	(6,107)	(24,424)	(17,639)

Share-based compensation expense, net of taxes	$16,107	$11,853	$45,852	$34,165

The assumptions used to estimate the fair value per share of options granted and employee stock purchase rights granted in connection with the ESPP during the nine months ended October 2, 2011 are as follows:

	Employee Stock Options	Employee Stock Purchase Rights
Interest rate	2.22 — 2.23%	0.16 — 0.28%
Volatility	41 — 43%	43 — 46%
Expected life	5.5 years	0.5 — 1.0 year
Expected dividend yield	0%	0%
Weighted average fair value per share	$29.53	$19.93

As of October 2, 2011, approximately $154.1 million of unrecognized compensation cost related to stock options, restricted stock units, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.2 years.

8. Stockholders’ Equity

Stock Options

The Company’s stock option activity under all stock option plans during the nine months ended October 2, 2011 is as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Grant-Date Fair Value per Share
	(in thousands)
Outstanding at January 2, 2011	11,882	$22.83	$12.82
Granted	1,226	70.06	29.53
Exercised	(2,647)	18.20	10.66
Cancelled	(41)	21.07	13.17

Outstanding at October 2, 2011	10,420	$29.57	$15.33

At October 2, 2011, outstanding options to purchase approximately 6,631,000 shares were exercisable with a weighted average per share exercise price of $22.45.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended October 2, 2011, approximately 328,000 shares were issued under the ESPP. As of October 2, 2011, there were approximately 15,734,000 shares available for issuance under the ESPP.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information for the nine months ended October 2, 2011 is as follows:

	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value per Share
	(in thousands)
Outstanding at January 2, 2011	3,109	$40.39
Awarded	528	68.07
Vested	(355)	36.97
Cancelled	(158)	41.30

Outstanding at October 2, 2011	3,124	$45.41

(1)	The fair value of each restricted stock unit represents the fair market value of one share of the Company’s common stock.

Warrants

In conjunction with an acquisition in January 2007, the Company assumed a certain number of warrants, the majority of which were exercised in periods prior to 2011. During the first quarter of 2011, the remaining assumed warrants to purchase approximately 505,000 shares of the Company’s common stock were exercised, resulting in cash proceeds to the Company of approximately $5.5 million. As of October 2, 2011, warrants to purchase approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.44, which were all sold in connection with the offering of the Company’s 2014 Notes as discussed in note “6. Convertible Senior Notes.” All outstanding warrants expire on February 15, 2014.

Share Repurchases

In August 2011, the Company’s board of directors authorized a $100 million discretionary repurchase program. During the three months ended October 2, 2011, the Company utilized the authorized amount in its entirety and repurchased approximately 1,894,000 shares under this program.

In July 2010, the Company’s board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan over a 12 month period and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. During the three and nine months ended October 2, 2011, the Company repurchased approximately 1,692,000 shares for $104.0 million and 2,438,000 shares for $156.0 million, respectively. The authorized repurchase amount had been utilized completely as of October 2, 2011.

Concurrently with the issuance of the Company’s 2016 Notes on March 18, 2011, 4,890,500 shares were repurchased for $314.3 million.

9. Income Taxes

The Company’s effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended October 2, 2011 were 27.5% and 33.6%, respectively. For the three months ended October 2, 2011, the variance from the U.S statutory rate of 35% was primarily attributable to adjustments related to tax returns for prior years in various jurisdictions and the tax benefit related to the loss on the extinguishment of debt. For the nine months ended October 2, 2011, the variance from the U.S statutory rate of 35% was primarily attributable to the same factors as in the three month period, partially offset by non-deductible additional IPR&D recorded in acquisition related (gain) expense, net.

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

11. Subsequent Event

On October 25, 2011, the Company announced restructuring plans to reduce its global workforce by approximately 200 employees, or approximately 8%. As a result of the reductions, the Company expects to record a restructuring charge, comprised primarily of compensation and benefits afforded to terminated employees, of approximately $15—17 million, the majority of which will be recorded and paid in the fourth quarter of fiscal 2011.

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

Our broad portfolio of instruments, consumables, and analysis tools are designed to simplify and accelerate genetic analysis. This portfolio addresses the full range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. In 2007, through our acquisition of Solexa, Inc., we acquired our proprietary sequencing by synthesis (SBS) technology that is at the heart of our leading-edge sequencing instruments. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and copy number variation (CNV) analyses, as well as gene expression profiling and other DNA, RNA, and protein studies. To further enhance our genetic analysis workflows, in January 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2010, through our acquisition of Helixis, Inc., we expanded our instrument portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences.

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

Funding Environment

Many of our customers receive funding from government agencies to purchase our instruments, products, and services. There remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slowing economic growth. We estimate that approximately one-third of our total revenue is derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). After growing steadily through 2010, the NIH budget experienced an approximate 1% reduction in fiscal 2011, which ended on September 30, 2011, compared to fiscal 2010. Based on current Congressional proposals, we expect the fiscal 2012 NIH budget to be relatively flat to modestly lower compared to fiscal 2011 levels. In addition, we believe that the U.S. Department of Health and Human Services (HHS), of which the NIH is a part, has the ability to reallocate funds within its budget to spare the NIH from the full effect of HHS budget reductions. The significance and timing of any reductions to the NIH budget in fiscal 2012 and beyond will be significantly impacted by the actions of a bi-partisan Congressional committee established by the Budget Control Act of 2011, which was enacted on August 2, 2011. Nevertheless, we continue to believe that allocations within the NIH budget will continue to favor genetic analysis tools and, in particular, next-generation sequencing. Although we expect Q4 2011 revenue to be higher than Q3 2011, uncertainty surrounding the levels of research funding worldwide is expected to continue to negatively impact our business.

Next-Generation Sequencing

Over the next several years, expansion of the sequencing market, including an increase in the number of samples available, and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. In Q2 2011, we launched new, higher-throughput sequencing consumable kits that enable our customers to sequence a greater number of samples in a single instrument run. We believe that this increased throughput created excess capacity that customers were unable to fully utilize due to a lack of available samples, which resulted in fewer sequencing runs per instrument. We believe that this excess capacity will diminish as customers scale and gain access to greater numbers of samples. We also believe that our new sequencing kits will enable customers to sequence whole human genomes for less than $5,000 in consumables costs.

With respect to sequencing instruments, during Q1 2011 we reduced our HiSeq 2000 backlog. In Q2 2011, HiSeq 2000 shipments decreased compared to Q1 2011 primarily due to the reduced backlog entering the quarter. Also, during Q2 2011, HiSeq 2000 average selling prices increased compared to Q1 2011 primarily due to the completion of promotional programs, including the Genome Analyzer trade-in program. In Q3 2011, we experienced a decrease in revenue from sequencing instrument sales, which we believe was a result of the continued uncertainty surrounding the levels of academic funding in the United States and Europe leading to purchasing delays and lower than expected upgrades of Genome Analyzers to HiSeq 2000 systems. In addition, we believe that the excess capacity created from the higher throughput of our new sequencing kits negatively affected sequencing instrument sales as a result of installed instruments being underutilized.

With respect to sequencing consumables, we experienced a decrease in the consumable revenue per instrument in Q3 2011 despite an overall increase in sequencing consumable sales. We believe this decrease was driven, in part, by funding uncertainty and the excess capacity created from the higher throughput of our new sequencing kits. With respect to our new sequencing kits, we believe that the higher throughput resulted in fewer sequencing runs per instrument as certain customers awaited access to more available samples or adopted workflow changes, in each case to accommodate more samples per run in order to utilize this increased capacity. Also, we believe that certain customers finished sequencing projects earlier than expected because of the increased capacity. In addition, we experienced a significant decrease in consumable usage by our remaining Genome Analyzer installed base, which we believe resulted primarily from an underutilization of Genome Analyzer instruments as compared to HiSeq 2000 instruments in facilities where both instruments are installed. As we continue to make improvements that reduce the cost of sequencing, we believe that more customers will use the HiSeq 2000, which generates more revenue per instrument time than the Genome Analyzer, and that the increased capacity from our higher throughput sequencing kits will be more fully utilized as additional samples become increasingly available over the next few quarters. We believe that this will increase our consumable revenue per instrument over the long run.

Towards the end of Q3 2011, we began commercial shipments of our previously announced MiSeq, a low-cost personal sequencing system that we believe will provide individual researchers a platform with rapid turnaround time, high accuracy, and streamlined workflow. We believe the MiSeq will expand our presence in the lower throughput sequencing market. We expect to begin volume shipments of the MiSeq during Q4 2011.

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

Financial Overview

Financial highlights for the first three quarters of 2011 include the following:

•

Net revenue grew by 26% during the first three quarters of 2011 compared to the same period in 2010. The increase in revenue was primarily driven by increased HiSeq 2000 shipments and an increase in consumables sales as our installed base expands.

•

Gross profit as a percentage of revenue (gross margin) in the first three quarters of 2011 decreased from the same period in 2010 primarily due to a shift in sales mix from higher gross margin consumables to lower gross margin instruments. The change in mix was primarily due to the launch of the HiSeq 2000, which did not begin volume shipments until the second half of 2010. We believe several factors may contribute to improved gross margin over the long run, including increases in consumables sales, which may result in better overhead absorption, and measures to optimize our cost structure for manufacturing operations.

•

Income from operations increased 20% in the first three quarters of 2011 compared to the same period in 2010 primarily due to higher revenue. Total operating expense increased by 25% in the same period, primarily due to increased personnel costs associated with increased headcount. On October 25, 2011, we announced restructuring plans to reduce our global workforce by approximately 200 employees, or approximately 8%. As a result of the reductions, we expect to record a restructuring charge, comprised primarily of compensation and benefits afforded to terminated employees, of approximately $15 -$17 million, the majority of which will be recorded and paid in the fourth quarter of fiscal 2011. We believe that our cost structure after the completion of the restructuring will be better aligned with our business to maintain profitability.

•

In December 2010, we entered into a lease agreement for new corporate headquarters. During the first three quarters of 2011, we incurred $11.6 million in headquarter relocation expense. We expect to incur additional headquarter relocation expense during the remainder of 2011, such as a cease-use loss upon vacating our current headquarters, accelerated depreciation of certain property and equipment, and double rent expense during the transition to the new facility.

•

Our effective tax rate during the first three quarters of 2011 was 33.6%. The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. For 2011, we anticipate the provision for income taxes to increase in absolute dollars and the effective tax rate to approximate the U.S. federal statutory rate due to a significant portion of our earnings being subject to U.S. taxation. However, we anticipate the effective tax rate to decrease over time as the proportion of our earnings subject to lower statutory tax rates increases. We anticipate significant income tax payments in 2011 and beyond due to the expected utilization of the majority of our net operating loss carryforwards and U.S. federal research and development tax credit carryforwards.

•

We ended the first three quarters of 2011 with cash, cash equivalents, and short-term investments totaling $1.1 billion. In the first three quarters of 2011, we generated $249.8 million in cash from operations, a $58.7 million, or 31%, increase from the same period in 2010. During the same period, we also generated $903.5 million in net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016, used $314.3 million to repurchase shares of our common stock concurrently with the issuance, and used $349.9 million to repay our existing 0.625% Convertible Senior Notes due 2014.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q3 2011	Q3 2010	YTD 2011	YTD 2010
Revenue:
Product revenue	94%	95%	94%	93%
Service and other revenue	6	5	6	7

Total revenue	100	100	100	100
Cost of revenue:
Cost of product revenue	29	31	30	29
Cost of service and other revenue	3	2	2	2
Amortization of acquired intangible assets	1	1	1	1

Total cost of revenue	33	34	33	32

Gross profit	67	66	67	68
Operating expense:
Research and development	21	19	19	21
Selling, general and administrative	28	23	25	25
Acquisition related (gain) expense, net	(1)	—	—	—
Headquarter relocation expense	3	—	1	—

Total operating expense	51	42	45	46

Income from operations	16	24	21	22
Other income (expense):
Interest income	1	1	1	1
Interest expense	(4)	(2)	(3)	(3)
Other (expense) income, net	(1)	—	(5)	1

Total other expense, net	(4)	—	(7)	(1)

Income before income taxes	12	23	14	21
Provision for income taxes	3	8	5	8

Net income	9%	15%	9%	13%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three- and nine-month periods ended October 2, 2011 and October 3, 2010 were both 13 and 39 weeks, respectively.

Revenue

(Dollars in thousands)	Q3 2011	Q3 2010	Change	Percentage Change	YTD 2011	YTD 2010	Change	Percentage Change
Product revenue	$220,296	$224,668	$(4,372)	(2)%	$756,884	$596,885	$159,999	27%
Service and other revenue	15,203	12,641	2,562	20	48,580	44,558	4,022	9

Total revenue	$235,499	$237,309	$(1,820)	(1)%	$805,464	$641,443	$164,021	26%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Our service and other revenue is primarily generated from instrument service contracts and genotyping and sequencing services.

Q3 2011 Compared to Q3 2010

Consumables revenue increased $11.9 million, or 9%, to $144.9 million in Q3 2011 compared to $133.0 million in Q3 2010. The increase was primarily attributable to increased sales of sequencing consumables driven by growth in the installed base of our sequencing systems, partially offset by decreased sales of microarray consumables. Additionally, although overall sequencing consumable sales increased, we experienced a decrease in the consumable revenue per instrument in our sequencing business. We believe this decrease was driven, in part, by the launch of new, higher-throughput sequencing kits in Q2 2011, which created excess capacity that customers were unable to fully utilize, resulting in fewer runs per instrument. In addition, we experienced a significant drop in consumable usage by our remaining Genome Analyzer installed base, which we believe resulted primarily from an underutilization of Genome Analyzer instruments as compared to HiSeq 2000 instruments in facilities where both instruments are installed.

Instrument revenue decreased $16.0 million, or 18%, to $71.8 million in Q3 2011 compared to $87.8 million in Q3 2010. The decrease was primarily attributable to decreased number of HiSeq 2000 units sold, despite an increase in the average selling price per sequencing instrument and the first commercial shipments of MiSeq in late September. We believe decreased HiSeq 2000 sales resulted from purchasing delays due to the continued uncertainty surrounding the levels of academic funding in the United States and Europe and overall economic conditions, as well as an excess of sequencing capacity in the market.

Revenue from HiSeq 2000 sales in 2011 and 2010 was impacted by discounts provided to customers under our Genome Analyzer trade-in program. While it is not possible to precisely quantify the net impact of the trade-in promotion due to the uncertainty surrounding orders that would have been received in the absence of the promotion, the estimated incremental sales incentive provided under this trade-in program was approximately $20.4 million in Q3 2010. The incremental sales incentive is calculated based on the total discount provided from list price in excess of our average discount on HiSeq 2000 sales during the period. The impact of the Genome Analyzer trade-in program was immaterial in Q3 2011. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, of this Form 10-Q for additional information on the Genome Analyzer trade-in program.

Microarray instrument revenue also increased in Q3 2011 from Q3 2010 primarily due to the launch of our HiScan and HiScanSQ instruments in 2010.

The increase in service and other revenue in Q3 2011 compared to Q3 2010 was driven by the increase in our instrument service contract revenue as a result of our expanded installed base and an increase in sequencing services.

YTD Q3 2011 Compared to YTD Q3 2010

Year-to-date consumables revenue increased $79.3 million, or 21%, to $452.1 million in 2011 compared to $372.8 million in 2010. The increase was primarily attributable to increased sales of sequencing consumables driven by growth in the installed base of our sequencing systems, partially offset by a decrease in the consumable revenue per instrument in our sequencing business.

Year-to-date instrument revenue increased $77.9 million, or 36%, to $292.9 million in 2011 compared to $215.0 million in 2010. The increase was primarily attributable to strong demand for the HiSeq 2000 since its launch in Q1 2010, and sales through three complete quarters in 2011 as compared to two complete quarters and a partial quarter in 2010. The average selling price per sequencing instrument increased during the period as well.

Revenue from HiSeq 2000 sales in 2011 and 2010 was impacted by discounts provided to customers under our Genome Analyzer trade-in program. The estimated incremental sales incentive provided under this trade-in program was approximately $11.1 million and $24.1 million in the first three quarters of 2011 and 2010, respectively. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, of this Form 10-Q for additional information on the Genome Analyzer trade-in program.

Microarray instrument revenue also increased year over year primarily due to the launch of our HiScan and HiScanSQ instruments in 2010.

The increase in service and other revenue in 2011 compared to 2010 was driven by the increase in our instrument service contract revenue as a result of our expanded installed base and an increase in sequencing services.

Gross Margin

(Dollars in thousands)	Q3 2011	Q3 2010	Change	Percentage Change	YTD 2011	YTD 2010	Change	Percentage Change
Gross profit	$157,115	$157,145	$(30)	—	$538,512	$435,414	$103,098	24%
Gross margin	66.7%	66.2%			66.9%	67.9%

Q3 2011 Compared to Q3 2010

The increase in gross margin in Q3 2011 compared to Q3 2010 was primarily attributable to a shift in sales mix from lower gross margin instruments to higher gross margin consumables, as a result of a decrease in instrument sales and an increase in consumable sales. The increase in gross margin is also partially attributable to an increase in instrument gross margins in Q3 2011 compared to Q3 2010, as Q3 2010 instrument sales were affected by promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 8.6% and in Q3 2010. The impact on our Q3 2011 gross margin was negligible.

YTD Q3 2011 Compared to YTD Q3 2010

Gross margin decreased in the first three quarters of 2011 compared to the same period in 2010. During the period, we experienced a shift in sales mix from higher gross margin consumables to lower gross margin instruments, primarily due to the launch of HiSeq 2000, which did not begin volume shipments until the second half of 2010. Lower margins on instrument sales reflect the effect of promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 1.4% and 3.8% in the first three quarters of 2011 and 2010, respectively.

Operating Expense

(Dollars in thousands)	Q3 2011	Q3 2010	Change	Percentage Change	YTD 2011	YTD 2010	Change	Percentage Change
Research and development	$50,399	$44,804	$5,595	12%	$151,400	$132,146	$19,254	15%
Selling, general and administrative	66,031	55,006	11,025	20	200,925	158,420	42,505	27
Acquisition related (gain) expense, net	(2,598)	—	(2,598)	(100)	2,442	1,861	581	31
Headquarter relocation expense	6,519	—	6,519	100	11,583	—	11,583	100

Total operating expense	$120,351	$99,810	$20,541	21%	$366,350	$292,427	$73,923	25%

Q3 2011 Compared to Q3 2010

The increase in research and development expense in Q3 2011 from Q3 2010 was primarily attributable to increase in personnel expenses of $4.2 million, associated with increased headcount in support of projects to develop and commercialize new products and to sustain and optimize our existing product portfolio. Personnel expenses included salaries, share-based compensation, and benefits.

The increase in selling, general and administrative expense in Q3 2011 from Q3 2010 was primarily attributable to an increase in personnel expenses of $9.0 million associated with increased headcount. Personnel expenses included salaries, share-based compensation, and benefits. The remaining increase of $2.0 million was primarily due to increases in bad debt expenses as a result of a customer bankruptcy and travel expenses.

Acquisition related (gain) expense, net, in Q3 2011 included gains related to changes in fair value of contingent consideration.

In anticipation of exiting our current headquarters facility, we recorded headquarter relocation expense of $6.5 million in Q3 2011, which primarily represents accelerated depreciation expense and rent expense on the new facility during the transition period of occupying both the current and new facility. Refer to note “1. Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for further information.

YTD Q3 2011 Compared to YTD Q3 2010

The increase in research and development expense in the first three quarters of 2011 from 2010 was primarily attributable to an increase in personnel expenses of $17.5 million associated with increased headcount in projects to develop and commercialize new products and to sustain and optimize our existing product portfolio. Personnel expenses included salaries, share-based compensation, and benefits.

The increase in selling, general and administrative expense in the first three quarters of 2011 from 2010 was primarily attributable to an increase in personnel expenses of $31.8 million associated with the growth of our business during the period. Personnel expenses included salaries, non-cash share-based compensation, and benefits. The remaining increase was primarily driven by a $2.6 million increase in bad debt expenses as a result of customer bankruptcies, a $2.1 million increase in travel expenses, a $1.9 million increase in outside service expenses comprised mostly of professional service expenses, and a $1.6 million increase in office and computer supplies.

Acquisition related (gain) expense, net, in the first three quarters of 2011 included gains related to changes in fair value of contingent consideration partially offset by acquired in-process research and development of $5.4 million related to a milestone payment for a prior acquisition. Acquisition related (gain) expense, net in the prior year periods was comprised primarily of acquired in-process research and development of $1.3 million.

In anticipation of exiting our current headquarters facility, we recorded headquarter relocation expense of $11.5 million in the first three quarters of 2011, which represented accelerated depreciation expense and rent expense on the new facility during the transition period of occupying both the current and new facility.

Other Expense, Net

(Dollars in thousands)	Q3 2011	Q3 2010	Change	Percentage Change	YTD 2011	YTD 2010	Change	Percentage Change
Interest income	$1,388	$2,791	$(1,403)	50%	$4,909	$6,746	$(1,837)	(27)%
Interest expense	(8,797)	(6,190)	(2,607)	42	(25,605)	(18,279)	(7,326)	40
Other (expense) income, net	(1,564)	774	(2,338)	(302)	(38,643)	3,142	(41,785)	(1,330)

Total other expense, net	$(8,973)	$(2,625)	$(6,348)	242%	$(59,339)	$(8,391)	$(50,948)	607%

Q3 2011 Compared to Q3 2010

Interest income decreased in Q3 2011 as compared to Q3 2010 as a result of lower interest rates, partially offset by an increase in our average cash and investment balance. Interest expense increased primarily due to amortization of the discount on our 0.25% convertible senior notes due 2016 issued in the current year.

Other (expense) income, net, in Q3 2011 primarily consisted of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014 and foreign exchange transaction losses. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates. Refer to note “6. Convertible Senior Notes” in Part I, Item 1 of this Form 10-Q for further description. Other (expense) income, net in Q3 2010 consisted of foreign currency transaction losses.

YTD Q3 2011 Compared to YTD Q3 2010

The decrease in interest income in the first three quarters of 2011 compared to the first three quarters of 2010 was primarily driven by the lower interest rates. Interest expense increased primarily due to amortization of the discount on our 0.25% convertible senior notes due 2016.

Other (expense) income, net, in the first three quarters of 2011 primarily consisted of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014 of $37.6 million. Other (expense) income, net, in the prior year periods consisted of a $2.9 million gain on acquisition recorded in Q1 2010 for the difference between the carrying value of a cost method investment prior to the acquisition and the fair value of that investment at the time of acquisition, and foreign exchange gain or losses.

Provision for Income Taxes

(Dollars in thousands)	Q3 2011	Q3 2010	Change	Percentage Change	YTD 2011	YTD 2010	Change	Percentage Change
Income before income taxes	$27,791	$54,710	$(26,919)	(49)%	$112,823	$134,596	$(21,773)	(16)%
Provision for income taxes	$7,640	$19,263	$(11,623)	(60)	$37,915	$48,145	$(10,230)	(21)
Effective tax rate	27.5%	35.2%			33.6%	35.8%

Q3 2011 Compared to Q3 2010

The variance from the U.S statutory rate of 35% for Q3 2011 is primarily attributable to the tax benefit related to the loss on extinguishment of debt and adjustments related to tax returns for prior years in various jurisdictions. Our future effective tax rate may vary from the U.S. statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.

The tax rate variance from the U.S. statutory rate in Q3 2010 was primarily related to the expiration of the federal research and development tax credit at the end of 2009 and the fact that retroactive legislative measure to extend the federal research and development tax credit was not passed until the end of 2010.

YTD Q3 2011 Compared to YTD Q3 2010

For the first three quarters of 2011, the variance from the U.S statutory rate of 35% is primarily attributable to the tax benefit related to the loss on extinguishment of debt and adjustments related to tax returns for prior years in various jurisdictions, partially offset by a tax detriment related to non-deductible additional IPR&D charges recorded to acquisition related (gain) expense, net.

The tax rate variance from the U.S. statutory rate in the first three quarters of 2010 was primarily related to the expiration of the federal research and development tax credit at the end of 2009 and the fact that retroactive legislative measure to extend the federal research and development tax credit was not passed until the end of 2010.

Liquidity and Capital Resources

Cash flow summary

(In thousands)	YTD 2011	YTD 2010
Net cash provided by operating activities	$249,840	$191,092
Net cash used in investing activities	(358,039)	(214,996)
Net cash provided by financing activities	89,168	89,930
Effect of exchange rate changes on cash and cash equivalents	(70)	(108)

Net (decrease) increase in cash and cash equivalents	$(19,101)	$66,134

Operating Activities

Cash provided by operating activities for the first three quarters of 2011 consisted of net income of $74.9 million plus net non-cash adjustments of $158.2 million and changes in net operating assets of $16.8 million. The primary non-cash expenses added back to net income included share-based compensation of $70.3 million, debt extinguishment loss of $37.6 million, depreciation and amortization expenses related to property and equipment and intangible assets of $49.8 million, and the accretion of the debt discount of $23.7 million. These non-cash add-backs were partially offset by the $40.4 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accrued liabilities, and decreases in accounts payable and prepaid expenses and other current assets.

Cash provided by operating activities for the first three quarters of 2010 consisted of net income of $86.5 million plus net non-cash adjustments of $105.1 million and a $0.5 million increase in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $51.8 million and depreciation and amortization expense related to property and equipment, intangibles and the debt discount on our convertible notes totaling $46.0 million.

Investing Activities

Cash used in investing activities totaled $358.0 million for the first three quarters of 2011. We purchased $1.1 billion of available-for-sale securities, and $840.1 million of our available-for-sale securities matured or were sold during Q3 2011. We used $58.3 million, net of cash acquired, in an acquisition and $11.4 million in the purchase of strategic investments. We also incurred $50.7 million in capital expenditures primarily associated with the purchase of R&D, manufacturing and servicing equipment, infrastructure in our facilities, and information technology equipment and systems.

Cash used in investing activities totaled $215.0 million for the first three quarters of 2010. We purchased available-for-sale securities totaling $663.4 million, sold available-for-sale securities totaling $558.1 million, and sold trading securities totaling $54.9 million. We paid $98.2 million for acquisitions and $22.5 million for strategic investments. We also incurred $37.4 million in capital expenditures primarily associated with the purchase of manufacturing equipment for our San Diego facility, infrastructure for additional production capacity, and addition of instruments deployed for internal use.

Financing Activities

Cash provided by financing activities totaled $89.2 million for the first three quarters of 2011. We received $903.5 million in proceeds from the issuance of $920.0 million of our 0.25% Convertible Senior Notes due 2016, net of issuance discounts. $349.9 million was used to repay the principal amount of our 0.625% Convertible Senior Notes due 2014 upon conversions during the first three quarters of 2011. Total cash of $570.4 million was used in repurchases of our common stock. We also received $60.1 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan. In addition, we received $40.4 million in incremental tax benefit related to stock options exercised.

Cash provided by financing activities totaled $89.9 million for the first three quarters of 2010. We received $91.4 million in proceeds from the exercise of stock options and warrants and the sale of shares under our Employee Stock Purchase Plan and $14.6 million in incremental tax benefit related to stock options exercised. These increases were partially offset by common stock repurchases of $16.0 million.

Liquidity

We manage our business to maximize operating cash flows as the primary source of our liquidity. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have also issued debt and equity securities to fund our needs and business plans when necessary.

At October 2, 2011, we had approximately $1.1 billion in cash and short-term investments. Our short-term investments consist of marketable securities, including debt securities in government sponsored entities, corporate debt securities, and U.S. Treasury notes.

Earlier in 2011, we issued $920.0 million in principal amount of convertible senior notes that mature March 15, 2016. We pay 0.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. In 2007, we issued $400.0 million in principal of convertible senior notes that mature February 15, 2014. We pay 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The notes are convertible into cash and, if applicable and so elect, shares of our common stock under certain circumstances as described in note “6. Convertible Senior Notes” in Part I, Item 1, of this Form 10-Q. As of July 3, 2011, the principal amounts of our 0.25% Convertible Senior Notes due 2016 and our 0.625% Convertible Senior Notes due 2014 were $920.0 million and $40.1 million, respectively.

During the first three quarters of 2011, we used a total of $349.9 million from the net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016 in extinguishment of our 0.625% Convertible Senior Notes due 2014 upon conversion. We will continue to use the net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016 for future debt extinguishment. In addition, we used an additional $314.3 million of the net proceeds to purchase 4.9 million shares of our common stock in privately negotiated transactions concurrently with the issuance. We intend to use the remaining net proceeds for other general corporate purposes, which may include acquisitions and additional purchases of our common stock.

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

We anticipate that our current cash and cash equivalents and income from operations will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2011, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters 2011.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements include the following:

•	reductions in the funding levels to our primary customers, including as a result of significant uncertainty concerning government and academic research funding worldwide;

•

our ability to develop and commercialize further our sequencing, array, PCR, and consumables technologies and to deploy new sequencing, genotyping, gene expression, and diagnostics products and applications for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our expectations and beliefs regarding future conduct and growth of the business;

•

our ability to maintain our revenue and profitability during periods of research funding reduction or uncertainty, adverse economic and business conditions, including as a result of slowing economic growth in the United States or worldwide;

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

•

our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next 12 months’; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the nine months ended October 2, 2011, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, except as noted below:

Interest Rate Sensitivity

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. During the first three quarters of 2011, we issued $920 million in aggregate principal amount of our 0.25% convertible senior notes due 2016. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 4.5%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $5.0 million.

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

During the third quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the third quarter of 2011 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended October 2, 2011.

Issuer Purchases of Equity Securities

In July 2010, our board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. In August 2011, our board of directors authorized the Company to repurchase up to an additional $100 million of Company common stock at management’s discretion during open trading windows. The following table summarizes shares repurchased pursuant to these programs during the quarter ended October 2, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 4, 2011 — July 31, 2011	1,055,895	$61.32	1,055,895	$39,275,121
August 1, 2011 — August 28, 2011	2,529,751	55.08	2,529,751	—
August 29, 2011 — October 2, 2011	—	—	—	—

Total	3,585,646	$56.92	3,585,646	$—

(1)	All shares purchased during the nine month ended October 2, 2011 were in connection with our stock repurchase program authorized by our board of directors in July 2010 and August 2011. All stock repurchases were made under a 10b5-1 trading program or in open-market transactions.

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

Illumina, Inc. (registrant)

Date: November 4, 2011	/s/ CHRISTIAN O. HENRY
Christian O. Henry Senior Vice President and Chief Financial Officer