Form 10-K
period 2012-01-01
ILLUMINA INC
filed 2012-02-24
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 000-30361
Illumina, Inc.
(Exact name of registrant as specified in Its charter)

Delaware	33-0804655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5200 Illumina Way San Diego, California	92122
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 202-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value (including associated Preferred Stock Purchase Rights)	The NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of January 31, 2012, there were 122,327,021shares (excluding 44,674,339 shares held in treasury) of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 3, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the Common Stock on The NASDAQ Global Select Market on July 1, 2011 (the last trading day before July 3, 2011), was $9.3 billion. This amount excludes an aggregate of approximately 1.5 million shares of Common Stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2012

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
These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission, or SEC. You can identify many of these statements by looking for words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology and similar references to future periods. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause actual results or events to be materially different from any future results or events expressed or implied by us in those statements. Many of the factors that will determine or affect these results or events are beyond our ability to control or project. Specific factors that could cause actual results or events to differ from those in the forward-looking statements include:

•
our ability to maintain our revenue levels and profitability during periods of research funding reduction or uncertainty and adverse economic and business conditions, including as a result of slowing economic growth in the United States or worldwide;

•
our ability to further develop and commercialize our sequencing, array, PCR, and consumables technologies and to deploy new products and applications, and expand the markets, for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our expectations and beliefs regarding future prospects and growth of the business and the markets in which we operate;

•
the assumptions underlying our critical accounting policies and estimates, including our estimates regarding stock volatility and other assumptions used to estimate the fair value of share-based compensation; the future cash flows used to estimate the cease-use loss upon our exit of certain facilities; and expected future amortization of acquired intangible assets;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our assessments and estimates that determine our effective tax rate;

•
our belief that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet our working capital, capital expenditures, and other liquidity requirements for at least the next 12 months;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings; and

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A “Risk Factors” below, or in information disclosed in public conference calls, the date and time of which are released beforehand.

Our forward-looking statements speak only as of the date of this annual report. We undertake no obligation, and do not intend, to publicly update or revise forward-looking statements, to review or confirm analysts' expectations, or to provide interim reports or updates on the progress of any current financial quarter, whether as a result of new information, future events, or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements.
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
_______________________________________
Illumina®, illuminaDx®, BaseSpace, BeadArray, BeadXpress®, cBot, CSPro®, DesignStudio, Eco, Epicentre®, GAIIx, Genetic Energy, Genome Analyzer, GenomeStudio®, GoldenGate®, HiScan®, HiSeq®, Infinium®, iSelect®, MiSeq®, Nextera®, Solexa®, TruSeq®, VeraCode®, the pumpkin orange color, and the Genetic Energy streaming bases design are certain of our trademarks. This report also contains brand names, trademarks, or service marks of companies other than Illumina, and these brand names, trademarks, and service marks are the property of their respective holders.
_______________________________________
Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.

PART I

ITEM 1.    Business
Overview
We are a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. We were incorporated in California in April 1998 and reincorporated in Delaware in July 2000. Our principal executive offices are located at 5200 Illumina Way, San Diego, California 92122. Our telephone number is (858) 202-4500.

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

Our broad portfolio of systems, consumables, and analysis tools are designed to simplify genetic analysis. This portfolio addresses a range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. In 2007, through our acquisition of Solexa, Inc., we acquired our proprietary sequencing by synthesis (SBS) technology that is at the heart of our leading-edge sequencing instruments. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism genotyping and copy number variation analyses, as well as gene expression profiling, and other DNA, RNA, and protein studies. To further enhance our genetic analysis workflows, in January 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2010, through our acquisition of Helixis, Inc., we expanded our portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences. Our Eco Real-Time PCR System provides researchers with an affordable, full-featured system to perform targeted validation studies.

Industry Background

Genetics Primer

The instruction set for all living cells is encoded in deoxyribonucleic acid, or DNA, with the complete set of DNA for any organism referred to as its genome. DNA contains small regions called genes, which comprise a string of nucleotide bases labeled A, C, G, and T, representing adenine, cytosine, guanine, and thymine, respectively. These nucleotide bases are present in a precise order known as the DNA sequence. When a gene is “expressed,” a partial copy of its DNA sequence - called messenger RNA (mRNA) - is used as a template to direct the synthesis of a particular protein. Proteins, in turn, direct all cellular function. The illustration below is a simplified gene expression schematic.

Variations among organisms are due, in large part, to differences in their DNA sequences. Changes caused by insertions, deletions, inversions, or duplications of nucleotide bases may result in certain genes becoming over-expressed (excessive protein production), under-expressed (reduced protein production), or silenced altogether, sometimes triggering changes in cellular function. These changes can be the result of heredity, but most often they occur at random. The most common form of variation in humans is called a single nucleotide polymorphism (SNP), which is a variation in a single position of a nucleotide base in a DNA sequence. Copy number variations (CNVs) occur when there are fewer or more copies of certain genes, segments of a gene, or stretches of DNA.

In humans, genetic variation accounts for many of the physical differences we see (e.g., height, hair, eye color, etc.). More importantly, these genetic variations can have medical consequences affecting disease susceptibility, including predisposition to complex genetic diseases such as cancer, diabetes, cardiovascular disease, and Alzheimer's disease. They can also impact an individual's response to certain drug treatments, causing them to respond well, not respond at all, or experience adverse side effects - an area of study known as pharmacogenomics.

Scientists are studying these variations and their consequences in humans, as well as a broad range of animals, plants, and microorganisms. Researchers investigating human, viral, and bacterial genetic variation are helping us to better understand the mechanisms of disease, and thereby develop more effective therapeutics and diagnostics. Greater insight into genetic variation in plants (e.g., food and biofuel crops) and animals (e.g., livestock and domestic animals) is enabling scientists to improve crop yields and animal breeding programs.

The methods for studying genetic variation and biological function include sequencing, SNP genotyping, CNV analysis, gene expression profiling, and gene regulation and epigenetic analysis, each of which is addressed by our breadth of products and services.

Life Sciences Research Primer

Life science research encompasses the study of all living things, from humans, animals, and plants, to viruses and bacteria. It is being performed in government, university, pharmaceutical, biotechnology, and agrigenomics laboratories around the world, where scientists are seeking to expand our knowledge of the biological functions essential for life. Beginning at the genetic level, where our tools are used to elucidate the correlation between gene sequence and biological processes, life science research expands to include the study of the cells, tissues, organs, systems, and other components that make up living organisms. This research supports development of new, more effective clinical diagnostics and medicines to improve human health, as well as advances in agriculture and animal husbandry to meet the world's growing needs for food and energy.

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

There are molecular diagnostic assays on the market, including assays for infectious disease, cancer, and heart disease, as well as molecular-based drug metabolism assays to help physicians select the most effective therapy with the fewest side effects. Our innovative technologies and products are contributing to the development of a wide range of potential molecular diagnostic assays. Our own efforts in this area are currently focused on the identification of certain genetic markers with potential diagnostic and therapeutic utility.

Growing news coverage about the clinical relevance of newly discovered genetic markers has prompted consumer interest in having personal genomes analyzed, sparking the development of the consumer genomics market. We believe there are distinct medical benefits, especially for people with family histories of certain diseases, of knowing your disease predisposition. Several companies, including Illumina, now offer personal sequencing or genotyping services, working with physician groups and genetic counselors to interpret the results for consumers.

We believe the growth in consumer genomics and the use of molecular diagnostic assays will trigger a fundamental shift in the practice of medicine and the economics of the pharmaceutical industry by facilitating an increased emphasis on preventative and predictive molecular medicine, ushering in the era of personalized medicine.

Our Principal Markets

From the company's inception, we have believed that the analysis of genetic variation and function will play an increasingly important role in molecular biology, and that by empowering genetic analysis, our tools will advance disease research, drug development, and the creation of molecular tests. In addition to developing sequencing- and array-based solutions for life science, applied, and consumer genomics markets, we are making inroads into the emerging molecular diagnostics market.

Life Sciences Research Market

Our core business is in the life sciences research market, which consists of laboratories generally associated with universities, medical research centers, and government institutions, as well as biotechnology and pharmaceutical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: next-generation sequencing, mid-to-high-complexity genotyping and gene expression (for whole-genome discovery and profiling), and low complexity genotyping and gene expression (for high-throughput targeted screening). DNA sequencing is growing the most rapidly among these three areas due to the creation of next generation sequencing technologies, such as SBS. It is fueled by private and public funding, new global initiatives to broadly characterize genetic variation, and the migration of legacy genetic applications to sequencing-based technologies.

Applied Markets

We provide products and services for various other markets, which we refer to as “applied markets.” The largest among these is the “AgBio” market, where government and corporate researchers use our sequencing and array-based tools to accelerate and enhance agricultural research. For example, we currently offer microarrays that contain SNPs for custom and focused genotyping of seeds and crops (such as maize, tomatoes, apples, and peaches), livestock (such as cattle, horses, pigs, and sheep), and companion animals (such as dogs). Customers use these tools to perform selective breeding through high-value trait screening methods, thereby accelerating and enhancing the process as compared to traditional methods such as cross-breeding. We have developed a high-growth recurring revenue business in both the livestock and agricultural segments, which represented approximately 12% of our shipments on a dollar basis in 2011. Emerging opportunities in the applied markets include forensics and pet genomics.

Molecular Diagnostics Market

Molecular diagnostics is the fastest growing segment of the diagnostics market. Genetics and oncology represent the primary areas of growth within molecular diagnostics. At present, this growth is largely driven by infectious disease testing, but molecular diagnostics is rapidly expanding into new areas such as non-invasive prenatal testing and cancer management. The increasing efficacy of molecular diagnostics is driven by the continued discovery of genetic markers with proven clinical utility, the increasing adoption of genetic-based diagnostic tests, and the expansion of reimbursement programs to include a greater number of approved molecular diagnostic tests. We believe our sequencing and array instrument platforms are foundational to continued growth in this market, and we intend to submit our iScan and MiSeq systems to the U.S. Food and Drug Administration, or FDA, for clearance as a device for use with in vitro diagnostic (IVD) products. In connection with our anticipated FDA submission, we have initiated a clinical trial for a cytogenetics test intended to be used on our iScan instrument platform as an aid in the postnatal diagnosis of chromosomal abnormalities known to be associated with developmental delay and mental retardation. Following completion of the required clinical trial, we intend to seek FDA clearance for the iScan instrument platform and related reagents. In addition, we have initiated development of clinical diagnostic tests on the MiSeq system in the areas of genetics and infectious disease, and upon completion of the required work we intend to submit these to the FDA for clearance. Our research efforts in the development of cancer diagnostic panels (initially focusing on ovarian, gastric, and colorectal cancers) continues, and we have filed provisional patent applications on our discoveries to date.

In addition, as the molecular diagnostics market continues to evolve and emerge, we believe the translational and consumer genomic market will prove to be another opportunity for us. These markets include consumer based genetic solutions as well as clinical applications in which our technology can be used to offer comprehensive sequencing and genotyping service solutions to clinicians and consumers in laboratory settings.

Consumer Genomics Markets

New sequencing and genotyping technologies, such as those developed by Illumina, are driving down the cost of performing these analyses, which we believe are increasingly valuable in diagnosing disease and evaluating disease risk.

Consumer genomics is a nascent market, but one we believe has the potential for high growth as the cost per analysis continues to drop. In June 2009, we launched our Individual Genome Sequencing Service, the first physician-intermediated personal genome sequencing service for consumers. Built around physician-patient consultation, the service requires a physician's order to initiate the process, with genome sequencing performed using our CLIA-certified, CAP-accredited laboratory. We have established collaborations with partners to perform the secondary data analysis of personal genomes (such as calculation of disease risk, ancestry, and information on traits of interest). Some of our partners, as well as other companies in the direct-to-consumer market, use our genotyping technology and products to perform personal genotyping services.

Our Principal Technologies

Our unique technology platforms enable the scale of experimentation necessary for genome-wide discovery, target selection, and validation studies (see Figure 1 below). More than 8,000 customer-authored scientific publications have been published to date using these technologies, representing the efforts of a large and dynamic Illumina user community. Through rapid innovation, we believe we are changing the economics of genetic research, enabling projects once considered unapproachable now to be within reach of more investigators.

Figure 1: Illumina Platform Overview:
* Commercially available in the second half of 2012.

Sequencing Technology

DNA sequencing is the process of determining the order of nucleotide bases (A, C, G, or T) in a DNA sample. Our HiSeq 2500/2000, HiSeq 1500/1000, Genome Analyzer IIx, MiSeq, and HiScanSQ systems represent a family of systems that we believe are setting the standard for productivity, cost-effectiveness, and accuracy among next-generation sequencing technologies. They are used by customers to perform whole-genome, de novo, and targeted re-sequencing of genomes, and to analyze specific gene regions and genes.

Whole-genome sequencing determines an organism's complete DNA sequence. In de novo sequencing, the goal is to sequence a representative sample from a species never before sequenced. In targeted re-sequencing, a sequence of nucleotide bases is compared to a standard or reference sequence from a previously sequenced species to identify changes that reflect genetic variation. Understanding the similarities and differences in DNA sequence between and within species furthers our understanding of the function of the structures encoded in the DNA.

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

In our DNA sequencing systems, we apply the SBS biochemistry on microscopic clusters of DNA. Each cluster starts as a single DNA molecule fragment, typically a few hundred bases long, attached to the inside surface of a flow cell. We then use a proprietary amplification biochemistry to create copies of each starting molecule. As the copies are made, they are covalently linked to the surface so they cannot diffuse away. After a number of cycles of amplification, each cluster might have approximately 1,000 copies of the original starting molecule, but still be only about a micron (one-millionth of a meter) in diameter. By making so many copies, the fluorescent signal from each cluster is significantly increased. Because the clusters are so small, hundreds of millions of clusters can be independently formed inside a single flow cell. This large number of clusters can then be sequenced simultaneously by alternate cycles of SBS biochemistry and fluorescent imaging. Sequence reads are analyzed using specially developed data analysis software.

With the ability to generate over 600 Gb of DNA sequence per run on our highest throughput sequencing instruments, the HiSeq 2500/2000, our SBS sequencing technology provides researchers with the broadest range of applications and the opportunity to sequence even large mammalian genomes in days rather than weeks or years. Since the launch of our first Genome Analyzer in 2007, our systems have reduced the cost of sequencing by more than a factor of 100.

BeadArray Technology

Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform many assays simultaneously, enabling large-scale analysis of genetic variation and biological function in a unique high-throughput, cost effective, and flexible manner. The arrays manufactured using BeadArray technology are imaged by our iScan, HiScan, and HiScanSQ systems for a broad range of DNA and RNA analysis applications including SNP discovery, SNP genotyping, CNV analysis, gene expression analysis, and methylation analysis. In the course of six years, we have increased the content capacity on a single array from 100,000 markers to 20 million markers.

Our proprietary BeadArray technology consists of microscopic silica beads, with each bead covered with hundreds of thousands of copies of oligonucleotides, or oligos, that act as the capture sequences in one of our assays. We deploy our BeadArray technology on BeadChips - silicon wafers the size of a microscope slide, with varying numbers of sample sites per slide. BeadChips are chemically etched to create tens of millions of wells for each sample site.

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

Using our BeadArray technology, we achieve high-throughput analysis with a high density of test sites per array, and are able to format arrays in various configurations. We seek to maximize cost effectiveness by reducing consumption of expensive consumables and valuable samples and through the low manufacturing costs associated with our technologies. Our ability to vary the size, shape, and format of the well patterns and to create specific bead pools for different applications provides the flexibility to address multiple markets and market segments. These features enable our BeadArray technology to be applied to high-growth markets of SNP genotyping and CNV analysis and have allowed us to be a key player in the gene expression market.

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

Eco Real-Time PCR Technology

In 2010, we purchased Helixis, Inc. and its novel real-time PCR technology and introduced the Eco Real-Time PCR System to the market. Real-Time PCR (also known as quantitative PCR or qPCR) is used to amplify and simultaneously quantify a targeted DNA molecule, with applications in gene expression, viral quantification, array data validation, pathogen detection, and genotyping. The procedure follows the same steps as PCR, whereby thermal cycling (alternately heating and cooling the DNA sample from 20 to 40 times) causes the DNA to self-replicate, resulting in the doubling of DNA product with each cycle. Real-time PCR uses various fluorescent detection chemistries to enable the monitoring of the PCR reaction as it progresses. Data are collected at each cycle rather than at the end of the reaction, providing higher precision, increased sensitivity, increased dynamic range, and higher resolution.

The Eco System combines a proprietary thermal system, four-color multiplex capabilities, and a fine-tuned optical system to deliver accurate qPCR results. Its unique design provides superior thermal uniformity, supporting high-quality PCR performance for demanding applications such as high resolution melt (HRM) curve analysis used for SNP genotyping, DNA fingerprinting, species identification, HLA compatibility typing, allelic prevalence, and DNA methylation analysis. Measuring just over one cubic foot in size, we believe the Eco System's overall performance rivals larger, more expensive systems.

Our Products

Using our proprietary technologies, our products give our customers the ability to analyze the genome at any level of complexity, from whole-genome sequencing to low-multiplex assays, and enable us to serve a number of markets, including research, agriculture, forensics, pharmaceuticals, and molecular diagnostics.

The majority of our product sales consist of instruments and consumables (which include reagents, flow cells, and BeadChips) based on our proprietary technologies. For the fiscal years ended January 1, 2012, January 2, 2011, and January 3, 2010, instrument sales comprised 35%, 36%, and 34%, respectively, of total revenues, and consumable sales represented 56%, 56%, and 59%, respectively, of total revenues.

Sequencing Platforms

Based on our proprietary SBS technology, our next-generation sequencing platforms are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications. Designed for high-throughput (up to 600 Gb per run or up to 80 Gb per day) sequencing, the HiSeq 2000 is fast, easy-to-use, and cost-effective, generating the sequence of two human genomes at 30× coverage for less than $5,000 (USD) in consumable cost per genome. Offering the same cost per data output and user experience, the HiSeq 1000 accommodates lower throughput needs, with an easy upgrade path to the HiSeq 2000. Launched in 2011, our MiSeq Personal Sequencing System delivers the fastest time to an answer (as little as 2-3 hours following mid-2012 performance enhancements) and offers a breadth of sequencing applications in a compact and economical instrument to meet the needs of individual researchers. In January 2012, we announced the HiSeq 2500 sequencing system, which will allow customers to sequence an entire human genome in approximately a day (up to 120 Gb in 27 hours or 600 Gb per run). Commercial shipments of the HiSeq 2500 are expected to commence in the second half of 2012.

Sequencing/Array Combination Platforms

The HiScanSQ combines our SBS sequencing technology and HiScan microarray analysis instrumentation into one system, with a modular design that can evolve with changing research needs. This flexible system allows researchers to use our sequencing and array technologies interactively to bring increased power to their experiments.

Array Platforms

The HiScan and iScan Systems are dedicated array scanners that support the rapid, sensitive, and accurate imaging of our array-based genetic analysis products. They incorporate high-performance lasers, optics, and detection systems, delivering sub-micron resolution and unmatched throughput rates. The HiScan and iScan support our Infinium, GoldenGate, DASL, gene expression, and methylation assays. Our BeadXpress Reader is designed for both small and high-throughput laboratories conducting molecular testing with multiplexed-based assays deployed on our VeraCode bead technology. It supports a wide range of applications, including DNA, RNA, and protein-based assays, and is FDA cleared for in vitro diagnostics with specific VeraCode FDA-cleared tests.

Consumables

We have developed a variety of sample preparation and sequencing kits to simplify workflows and accelerate analysis. Some provide all the necessary consumables needed for analyses, such as our Standard Sequencing Kit (SBS chemistry on our sequencing platforms) and Infinium Assay Kit (array-based genotyping on our array platforms). Others support more discrete analyses, such as our Paired-End Genomic DNA Sample Prep Kit for streamlining library preparation for the generation of 200-500 kb insert paired-end reads for sequencing, gene expression, and epigenetic analysis. Our TruSeq SBS Sequencing Kit enhances sequencing studies with our HiSeq, Genome Analyzer IIx, and MiSeq systems, by enabling researchers to extend the read lengths, achieve higher Gb of mappable data, and deliver the highest yield of perfect reads to maximize the ability to accurately characterize the genome. Through our acquisition of Epicentre Technologies Corporation in 2011, we acquired the proprietary Nextera technology for next-generation sequencing library preparation. This technology has enabled us to offer sequencing library preparation kits with lower sample input requirements that greatly simplify genetic analysis workflows and significantly reduce the time from sample preparation to answer.

Our InfiniumHD Whole-Genome BeadChips represent our most technologically advanced multi-sample DNA analysis microarrays, enabling the interrogation of up to approximately 5 million markers per sample, depending on the BeadChip. The most recent additions to the Omni family, the HumanOmni5-Quad, the HumanOmni2.5, and the HumanOmni1S BeadChips, provide comprehensive coverage of common and rare variants identified by the 1000 Genomes Project for performing rich GWAS projects. This product line also includes agriculturally relevant genome panels such as the BovineHD and MaizeSNP50 BeadChips.

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

Our Services

In addition to the products we supply to customers, we also provide sequencing and genotyping services through our CLIA-certified, CAP-accredited laboratory.

FastTrack Services

One of the ways in which we compete and extend the reach of our systems in the genetic analysis market is to deliver services that leverage our proprietary technologies and the expertise of our scientists to perform genotyping and sequencing services for our customers. We began offering genotyping services to academic institutions, biotechnology, and pharmaceutical customers in 2002. The in-house molecular geneticists that make up our FastTrack Genotyping team help customers perform GWAS projects, linkage analysis, and fine mapping studies to meet their deadlines, employing a range of our products, including standard and custom GoldenGate, standard Infinium and Infinium HD, and iSelect Infinium assays. These projects range in size from a few hundred to over 10,000 samples.

After five years of building an infrastructure to support genotyping services, we expanded to deliver sequencing services in 2007. We continue to combine the power of our proprietary SBS technology, with the consultative and analytical capabilities of our FastTrack Sequencing team to execute high-value projects such as whole-genome sequencing, targeted resequencing, digital expression profiling, and small RNA discovery. Projects range from small sample sets requiring as little as one run, to large-scale projects such as de novo whole-genome sequencing that demand multiple instruments running in parallel for extended periods of time.

Service Partnership Programs

To complement our own service capabilities, we have developed partnered programs such as our Certified Service Providers (CSPro) and Illumina Genome Network (IGN), to create a world-wide network of Illumina technology-enabled service offerings that broaden our market reach. Illumina CSPro is a collaborative service partnership established between Illumina and leading genome centers and research laboratories to ensure the delivery of high-quality genetic analysis services. It provides a competitive advantage for service providers, while also ensuring that customers will receive Illumina data quality and service. To become a CSPro provider, participating laboratories must complete a three-phased Illumina certification process. There are over 65 Illumina CSPro-certified organizations worldwide providing sequencing, genotyping, and gene expression services using our technologies and products.

Introduced in July 2010, the IGN links researchers interested in conducting large whole genome sequencing projects with leading institutes worldwide that possess our next-generation sequencing technology. The IGN provides a cost-effective and dependable way to complete large sequencing projects. All IGN partners are experienced and well-published using Illumina technology, and each has completed Illumina's Certified Service Provider (CSPro) certification. Each IGN partner possesses ten or more Illumina sequencing systems (HiSeq 2000 systems and/or Genome Analyzers), providing the scalability to handle even the largest sequencing projects with rapid completion times. Current members include: British Columbia Cancer Agency's Genome Science Centre, University of Washington Department of Genome Sciences, National Center for Genome Resources, Macrogen/Genomic Medicine Institute, and Illumina's own FastTrack Services.

Individual Genome Sequencing

Introduced in June 2009, Illumina's Individual Genome Sequencing Service provides personal genome sequencing for consumers. It is performed in our CLIA-certified, CAP-accredited laboratory using our next-generation sequencing technology. The service is built around physician-patient consultation, with a physician's order required to initiate the process. The offering includes sequencing of an individual's DNA to 30-times depth, providing information on SNP variation and other structural characteristics of the genome such as insertions, deletions, and rearrangements. We are collaborating with a number of partners to provide secondary data analysis such as calculation of disease risk, ancestry, and information on traits of interest. The service requires individuals to follow our physician-mediated process, which involves pre-service consultation, patient consent, and a seven-day “cooling off” period during which the patient may withdraw consent. The final genome data is returned to the physician, who in turn delivers it to the consumer.

Intellectual Property

We have an extensive intellectual property portfolio, including, as of February 1, 2012, ownership of, or exclusive licenses to, 235 issued U.S. patents and 173 pending U.S. patent applications, including 11 allowed applications that have not yet issued as patents.  Our issued patents include those directed to various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, and chemical detection technologies, and have terms that expire between 2012 and 2030.  We continue to file new patent applications to protect the full range of our technologies.  We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

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

We are party to various exclusive and non-exclusive license agreements and other arrangements with third parties that grant us rights to use key aspects of our array and sequencing technologies, assay methods, chemical detection methods, reagent kits, and scanning equipment.  We have exclusive licenses from Tufts University to patents that are directed to our BeadArray technology.  These patents were filed by Dr. David Walt, who is a member of our board of directors, the Chairman of our Scientific Advisory Board, and one of our founders.  Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2012 and 2020.  We have additional nonexclusive license agreements with various third parties for other components of our products.  In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation, and require that we pay customary royalties while the agreement is in effect.

Research and Development

We have made substantial investments in research and development since our inception. We have assembled a team of skilled scientists and engineers who are specialists in biology, chemistry, informatics, instrumentation, optical systems, software, manufacturing, and other related areas required to complete the development of our products. Our research and development efforts have focused primarily on the tasks required to optimize and support commercialization of the products and services derived from our technologies.

Our research and development expenses for fiscal 2011, 2010, and 2009 were $196.9 million, $177.9 million, and $140.6 million, respectively. We expect research and development expense to increase during 2012 as a result of the growth of our business and as we continue to expand our research and product development efforts.

Marketing and Distribution

Our current products address the genetic analysis portion of the life sciences market, in particular, experiments involving sequencing, SNP genotyping, and gene expression profiling. These experiments may be involved in many areas of biologic research, including basic human disease research, pharmaceutical drug discovery and development, pharmacogenomics, toxicogenomics, and animal and agricultural research. Our potential customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agri-genomics, and consumer genomics companies. The genetic analysis market is relatively new and emerging and its size and speed of development will ultimately be driven by, among other items:

•	the ability of the research community to extract medically valuable information from genomics and to apply that knowledge to multiple areas of disease-related research and treatment;

•
the availability of sufficiently low cost, high-throughput research and analysis tools to enable the large amount of experimentation and analysis required to study genetic variation and biological function; and

•	the availability of government and private industry funding to perform the research required to extract medically relevant information from genomic analysis.

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In each of these areas, we have dedicated sales, service, and application support personnel responsible for expanding and managing their respective customer bases. In addition, in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa we sell our products and provide services to customers through distributors that specialize in life science products. We expect to continue to increase our sales and distribution resources during 2012 and beyond as we launch a number of new products and expand the number of customers that can use our products.

Manufacturing

We manufacture sequencing and array platforms, reagent kits, scanning equipment, and oligos. Our manufacturing capacity for consumables and instruments has grown during 2011 to support increased customer demand. To continue to increase throughput and improve the quality and manufacturing yield as we increase the complexity of our products, we are exploring ways to continue increasing the level of automation in the manufacturing process. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances.

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. We have multiple commercial sources for many of our components and supplies; however, there are some raw materials and components that we obtain from single source suppliers. To mitigate potential risks arising from single source suppliers, we believe that we can redesign our products for alternative components or use alternative reagents, if required. In addition, while we generally attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain.

Competition

Although we believe that our products and services provide significant advantages over products and services currently available from other sources, we expect to continue to encounter intense competition from other companies that offer products and services for sequencing, SNP genotyping, gene expression, and molecular diagnostics markets. These include companies such as Affymetrix, Inc.; Agilent Technologies, Inc.; Complete Genomics, Inc.; Helicos BioSciences Corporation; General Electric Company; Life Technologies Corporation; Luminex Corporation; Pacific Biosciences of California, Inc.; QIAGEN N.V.; and Roche Diagnostics Corp., among others. Some of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution, and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we address and in some cases a larger installed base of systems. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost, and accuracy advantages over competing products.

Segment and Geographic Information

In accordance with the authoritative accounting guidance for segment reporting, we have determined that we have two operating segments for purposes of recording and reporting our financial results: Life Sciences and Diagnostics. Our Life Sciences operating segment includes all products and services related to the research market, namely the product lines based on our sequencing, BeadArray, VeraCode, and real-time PCR technologies. Our Diagnostics operating segment focuses on the emerging opportunity in molecular diagnostics. During all periods presented, our Diagnostics operating segment had limited activity. Accordingly, our financial results for both operating segments are reported on an aggregate basis as one reportable segment. We will begin reporting in two operating segments once revenues, operating profit or loss, or assets of the Diagnostics operating segment exceed 10% of the consolidated amounts.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, and the Asia-Pacific region. Shipments to customers outside the United States totaled $526.8 million, or 50% of our total revenue, during fiscal 2011, compared to $403.8 million, or 45%, and $319.1 million, or 48%, in fiscal 2010 and 2009, respectively. Sales to customers outside of the United States were generally denominated in U.S. dollars. In 2008, we reorganized our international structure to establish more efficient channels among product development, product manufacturing, and sales. The reorganization increased our foreign subsidiaries' anticipated dependence on the U.S. entity for management decisions, financial support, production assets, and inventory thereby making the foreign subsidiaries more of a direct and integral component of the U.S. entity's operations. As a result, we reassessed the primary economic environment of our foreign subsidiaries and determined the subsidiaries are more U.S. dollar based, resulting in a U.S. dollar functional currency determination. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “15. Segment Information, Geographic Data, and Significant Customers” in Part II, Item 8 of this Form 10-K for further information concerning our foreign and domestic operations.

Backlog

Our backlog was $250.5 million and $299.0 million at January 1, 2012 and January 2, 2011, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date; however, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors including, agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect an estimated 90% of the backlog as of January 1, 2012 to be shipped within the fiscal year ending December 30, 2012. Although we generally recognize revenue upon the transfer of title to a customer, we may be required to defer the recognition of revenue even after title transfer depending on the specific arrangement with a customer and the applicable accounting treatment.

Seasonality

Historically, customer purchasing patterns have not shown significant seasonal variation, although demand for our products is usually lowest in the first quarter of the calendar year and highest in the third quarter of the calendar year as a result, in part, of U.S. academic customers spending unused budget allocations before the end of the U.S. government's fiscal year on September 30 of each year. During 2011, however, the U.S. government extended the timeframe over which the unused budget allocations could be utilized, which led to purchasing delays from some of our customers.

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

The shorter 510(k) clearance process, which generally takes from three to six months after submission, but can take significantly longer, may be utilized if it is demonstrated that the new product is “substantially equivalent” to a similar product that has already been cleared by the FDA. The longer PMA process is much more costly, uncertain, and generally takes from nine months to two years after filing. Because we cannot be certain that any molecular diagnostic products that we develop will be subject to the shorter 510(k) clearance process, or will ultimately be approved at all, the regulatory approval process for such products may be significantly delayed and may be significantly more expensive than anticipated. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for molecular diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

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

Employees

As of January 1, 2012, we had a total of approximately 2,200 employees. None of our employees are represented by a labor union. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. In addition, we employ a number of temporary and contract employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

ITEM 1A.	Risk Factors

Our business is subject to various risks, including those described below. In addition to the other information included in this Form 10-K, the following issues could adversely affect our operating results or our stock price.

We are subject to a takeover bid that may be disruptive to our business and threatens to adversely affect our business, financial condition, or results of operations.

CKH Acquisition Corp. and Roche Holding Ltd. (together, “Roche”) have commenced an unsolicited hostile cash tender offer to purchase all of our outstanding common stock. The Roche tender offer is subject to numerous conditions, some of which are at the discretion of Roche. Roche also announced that it intends to oppose the re-election of four directors serving on our board of directors whose terms expire at the 2012 annual meeting of stockholders, including the Chairman of the Board and our Chief Executive Officer. In connection with the Roche tender offer, four stockholder class action lawsuits have been filed against us, and we anticipate that additional lawsuits may be filed. Responding to the Roche tender offer, the adverse proxy solicitation, and the lawsuits may be a major distraction for management and may require us to incur significant costs. Moreover, the hostile and unsolicited nature of the offer may disrupt our business by causing uncertainty among current and potential employees, producers, suppliers, customers, and other constituencies important to our success, which could negatively impact our financial results and business initiatives. We believe the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the unsolicited offer by Roche.

Our Certificate of Incorporation and Bylaws include anti-takeover provisions that may make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make it more difficult to successfully complete a merger, tender offer, or proxy contest involving us. These provisions include our Preferred Shares Rights Agreement (“Rights Agreement”), commonly known as a “poison pill” and provisions in our Certificate of Incorporation that give our Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control. One of the conditions of the Roche tender offer is the removal or amendment of our Rights Agreement such that Roche’s acquisition of our stock would not trigger the provisions of the Rights Agreement. To date, our board has not agreed to such removal or amendment.

In addition, certain provisions of the Delaware General Corporation Law (“DGCL”), including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of Illumina. Section 203 of the DGCL provides, with certain exceptions, for waiting periods applicable to business combinations with stockholders owning at least 15% and less than 85% of the voting stock (exclusive of stock held by directors, officers, and employee plans) of a company.

The above factors may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Illumina, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

Reduction or delay in research and development budgets and government funding may adversely affect our revenue.

A substantial portion of our revenue is derived from genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, and consumer genomics companies, and their capital spending budgets can have a significant effect on the demand for our products and services. These budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources, the spending priorities among various types of research equipment, and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending priorities of our customers could significantly reduce our revenue. Moreover, we have no control over the timing and amount of purchases by our customers, and, as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. Any delay or reduction in purchases by our customers or our inability to forecast fluctuations in demand could harm our future operating results.

The timing and amount of revenues from customers that rely on government and academic research funding may vary significantly due to factors that can be difficult to forecast, and there remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slowing economic growth. Research funding for life science research has increased more slowly during the past several years compared to previous years and has declined in some countries. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as defense, entitlement programs, or general efforts to reduce budget deficits could be viewed by governments as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities, such as the U.S. National Institute of Health, or NIH. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could adversely affect our business, financial condition, or results of operations.

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

We are highly dependent on our management and scientific personnel, including Jay Flatley, our President and Chief Executive Officer. The loss of their services could adversely impact our ability to achieve our business objectives. The hostile and unsolicited nature of the Roche offer coupled with Roche's efforts to oppose the re-election of Mr. Flatley to our board of directors at the 2012 annual meeting of stockholders may adversely affect our business by causing uncertainty among current and potential employees. In addition, the continued growth of our business depends on our ability to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science companies, universities, and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use stock options and restricted stock units to provide incentives for our key personnel to remain with us and to align their interests with those of the Company by building long-term stockholder value. If our stock price decreases, the value of these equity awards decreases and therefore reduces a key employee's incentive to stay.

Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function.

We design our products primarily for applications in the life sciences, diagnostic, agricultural, and pharmaceutical industries. The usefulness of our technologies depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are focusing on markets for analysis of genetic variation and biological function, namely sequencing, genotyping, and gene expression profiling. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not be able to successfully analyze raw genetic data or be able to convert raw genetic data into medically valuable information. For instance, demand for our microarray products may be adversely affected if researchers fail to find meaningful correlations between genetic variation, such as SNPs, and disease susceptibility through genome wide association studies. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to sustain profitability.

If the quality of our products does not meet our customers' expectations, then our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. Because our instruments and consumables are highly complex, the occurrence of defects may increase as we continue to introduce new products and services and as we scale up manufacturing to meet increased demand for our products and services. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive, and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls, and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business, financial condition, or results of operations.

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

To the extent that we fail to introduce new and innovative products, or such products are not accepted in the market or suffer significant delays in development, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and timely introduce new products could reduce our growth rate or otherwise have an adverse effect on our business. In the past, we have experienced, and are likely to experience in the future, delays in the development and introduction of new products. There can be no assurance that we will keep pace with the rapid rate of change in our markets or that our new products will adequately meet the requirements of the marketplace, achieve market acceptance, or compete successfully with competing technologies. Some of the factors affecting market acceptance of new products and services include:

•	availability, quality, and price relative to competing products and services;

•	the functionality and performance of new and existing products and services;

•	the timing of introduction of new products or services relative to competing products and services;

•	scientists' and customers' opinions of the utility of new products or services;

•	citation of new products or services in published research;

•	regulatory trends and approvals; and

•	general trends in life sciences research and applied markets.

We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace.

If we do not successfully manage the development, manufacturing, and launch of new products or services, including product transitions, our financial results could be adversely affected.

We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. If our products and services are not able to deliver the performance or results expected by our target markets or are not delivered on a timely basis, our reputation and credibility may suffer. If we encounter development challenges or discover errors in our products late in our development cycle, we may delay the product launch date. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, or transition requirements or programs (such as trade-in programs) with respect to newly launched products (or products in development) relative to our existing products, which could adversely affect sales of our existing products. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business, financial condition, or results of operations.

We depend on third-party manufacturers and suppliers for components and materials used in our products, and if shipments from these manufacturers or suppliers are delayed or interrupted, or if the quality of the components or materials supplied do not meet our requirements, we may not be able to launch, manufacture, or ship our products in a timely manner, or at all.

The complex nature of our products requires customized, precision-manufactured components and materials that currently are available from a limited number of sources, and, in the case of some components and materials, from only a single source. If deliveries from these vendors are delayed or interrupted for any reason, or if we are otherwise unable to secure a sufficient supply, we may not be able to obtain these components or materials on a timely basis or in sufficient quantities or qualities, or at all, in order to meet demand for our products. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, or develop these capabilities internally, and there can be no assurance that we will be able to do this on a timely basis, in sufficient quantities, or on commercially reasonable terms. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort required to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs or at all. In addition, the manufacture or shipment of our products may be delayed or interrupted if the quality of the components or materials supplied by our vendors does not meet our requirements. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, or results of operations.

If we are unable to increase our manufacturing capacity and develop and maintain operation of our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.

We continue to rapidly increase our manufacturing capacity to meet the anticipated demand for our products. Although we have significantly increased our manufacturing capacity and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our current business plans, there are uncertainties inherent in expanding our manufacturing capabilities, and we may not be able to sufficiently increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. Also, we may not manufacture the right product mix to meet customer demand, especially as we introduce new products. As a result, we may experience difficulties in meeting customer, collaborator, and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions and quality control issues that have temporarily reduced or suspended production of certain products. Due to the intricate nature of manufacturing complex instruments, consumables, and products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products (or to produce them economically), prevent us from achieving expected performance levels, or cause us to set prices that hinder wide adoption by customers.

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

As part of our strategy to develop and identify new products, services, and technologies, we have made, and may continue to make, acquisitions of technologies, products, or businesses. Acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•	difficulties in integrating new operations, technologies, products, and personnel;

•	lack of synergies or the inability to realize expected synergies and cost-savings;

•	difficulties in managing geographically dispersed operations;

•	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the potential loss of key employees, customers, and strategic partners of acquired companies;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	the issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	diversion of management's attention and company resources from existing operations of the business;

•	inconsistencies in standards, controls, procedures, and policies;

•	the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies; and

•	assumption of, or exposure to, unknown contingent liabilities or liabilities that are difficult to identify or accurately quantify.

In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas, including sales and marketing, research and development, manufacturing, finance, legal, and information technologies. There can be no assurance that any of the acquisitions we make will be successful or will be, or will remain, profitable. Our failure to successfully address the above risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.

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

The proprietary positions of companies developing tools for the life sciences, genomics, agricultural, and pharmaceutical industries, including our proprietary position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering our technologies and products as we deem appropriate. However, our patent applications may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship or ownership may also arise. Any finding that our patents or applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. Furthermore, as issued patents expire, we may lose some competitive advantage as others develop competing products, and, as a result, we may lose revenue.

In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and may therefore fail to provide us with any competitive advantage. We may need to initiate lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive, and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace. Furthermore, these lawsuits may divert the attention of our management and technical personnel. There is also the risk that others may independently develop similar or alternative technologies or design around our patented technologies. In that regard, certain patent applications in the United States may be maintained in secrecy until the patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.

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

Our success depends, in part, on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we enter new markets or introduce new products, we expect that competitors will likely claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful competition. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have an adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. In the event of a successful infringement claim against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products or services could adversely affect our ability to grow or maintain profitability.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We are focused on expanding our international operations in key markets. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing facilities in the United Kingdom and Singapore. During 2011, the majority of our sales to international customers and purchases of raw materials from international suppliers were denominated in U.S. dollars. Shipments to customers outside the United States comprised 50%, 45%, and 48% of our total revenue for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. We intend to continue to expand our international presence by selling to customers located outside of the United States and we expect the total amount of non-U.S. sales to continue to grow.

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

In addition, we could lose some or all of the tax deduction for interest expense associated with our outstanding convertible notes if these notes are not subject to the special Treasury Regulations governing contingent payment debt instruments, the notes are converted, or we invest in non-taxable investments.

An inability to manage our growth or the expansion of our operations could adversely affect our business, financial condition, or results of operations.

Our business has grown rapidly, with total revenues increasing from $73.5 million for the year ended January 1, 2006 to $1,055.5 million for the year ended January 1, 2012 and with the number of employees increasing from 375 to approximately 2,200 during the same period. We expect to continue to experience substantial growth in order to achieve our operating plans. The continued global expansion of our business and addition of new personnel may place a strain on our management and operational systems. Our ability to effectively manage our operations and growth requires us to continue to expend funds to enhance our operational, financial, and management controls, reporting systems, and procedures and to attract and retain sufficient numbers of talented employees on a global basis. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Our future operating results will depend on the ability of our management to continue to implement and improve our research, product development, manufacturing, sales and marketing, and customer support programs, enhance our operational and financial control systems, expand, train, and manage our employee base, integrate acquired businesses, and effectively address new issues related to our growth as they arise. There can be no assurance that we will be able to manage our recent or any future expansion or acquisition successfully, and any inability to do so could adversely affect our business, financial condition, or results of operations.

Our operating results may vary significantly from period to period, and we may not be able to sustain operating profitability.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services, the effects of new product launches and related promotions, the timing and availability of our customers' funding, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. While we anticipate future growth, there is some uncertainty as to the timing of revenue recognition on a quarterly basis. This is because a substantial portion of our quarterly revenue is typically recognized in the last month of a quarter and because the pattern for revenue generation during that month is normally not linear, with a concentration of orders in the final week of the quarter. In light of that, our revenue cut-off and recognition procedures, together with our manufacturing and shipping operations, may experience increased pressure and demand during the time period shortly before the end of a fiscal quarter.

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

As of January 1, 2012, we had $40 million aggregate principal amount of convertible notes due 2014 and $920 million aggregate principal amount of convertible notes due 2016 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock remains significantly above the conversion price of $21.83 per share with respect to convertible notes due 2014 and $83.55 with respect to convertible notes due 2016, we expect that the noteholders will elect to convert the applicable notes. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 8.3% with respect to convertible notes due 2014 and 4.5% with respect to convertible notes due 2016. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
The following chart summarizes the facilities we lease as of January 1, 2012, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

	Approximate		Lease
Location	Square Feet	Operation	Expiration Dates
San Diego, CA	670,000*	R&D, Manufacturing, Storage,	2012 – 2031
		Distribution, and Administrative
Hayward, CA	109,000	R&D, Manufacturing, and Administrative	2013 – 2014
Singapore	68,000	Manufacturing and Administrative	2013 – 2015
Eindhoven, the Netherlands	42,000	Distribution and Administrative	2015
Little Chesterford, United Kingdom	42,000	R&D, Manufacturing, and Administrative	2024
Madison, WI	33,000	R&D, Manufacturing, and Administrative	2012
Other	35,000	R&D, Manufacturing, Sales, and Administrative	2012 – 2015
______________________
*In December 2010, we agreed to lease a facility in San Diego, California to serve as our new corporate headquarters, and we began the relocation process in late 2011. Although we expect to sublease our former corporate headquarters, comprising approximately 200,000 square feet, we have included the square footage in the table above as we will continue to be subject to rent and lease obligations for our former facility through October 2023.

ITEM 3.	Legal Proceedings.

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the fiscal periods indicated, the quarterly high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market.

	2011		2010
	High	Low	High	Low
First Quarter	$74.12	$61.87	$40.90	$29.76
Second Quarter	76.81	65.41	45.72	36.70
Third Quarter	79.40	39.82	50.93	41.15
Fourth Quarter	40.53	25.57	66.59	47.70

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. The graph assumes that $100 was invested on December 31, 2006 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Holders

As of January 31, 2012 we had 231 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. The indentures for our 0.625% convertible senior notes due 2014 and 0.25% convertible senior notes due 2016, which notes are convertible into cash and, in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.

Purchases of Equity Securities by the Issuer

In August 2011, our board of directors authorized a $100 million discretionary repurchase program. In July 2010, our board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing our common stock under a 10b5-1 plan over a 12 month period and $100 million allocated to repurchasing our common stock at management’s discretion during open trading windows. Such programs were completed during the first three quarters of the fiscal year ended January 1, 2012, and there were no shares repurchased during the fiscal quarter ended January 1, 2012.

In addition, concurrently with the issuance of our convertible senior notes due 2016 in March 2011, 4,890,500 shares were repurchased for $314.3 million.

Sales of Unregistered Securities

None during the fiscal quarter ended January 1, 2012.

ITEM 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended January 1, 2012.

Statement of Operations Data

	Years Ended
	January 1, 2012 (52 weeks)	January 2, 2011 (52 weeks)	January 3, 2010 (53 weeks)	December 28, 2008 (52 weeks)	December 30, 2007 (52 weeks)
	(In thousands, except per share data)
Total revenue	$1,055,535	$902,741	$666,324	$573,225	$366,799
Income (loss) from operations(1),(2)	199,461	211,654	125,597	80,457	(301,201)
Net income (loss)	86,628	124,891	72,281	39,416	(287,305)
Net income (loss) per share:
Basic	$0.70	$1.01	$0.59	$0.34	$(2.65)
Diluted	$0.62	$0.87	$0.53	$0.30	$(2.65)
Shares used in calculating net income (loss) per share:
Basic	123,399	123,581	123,154	116,855	108,308
Diluted	138,937	143,433	137,096	133,607	108,308

Balance Sheet Data

	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands)
Cash, cash equivalents and short-term investments(2),(3),(4),(5)	$1,189,568	$894,289	$693,527	$640,075	$386,082
Working capital	1,307,039	723,881	540,354	483,113	397,040
Total assets	2,195,840	1,839,113	1,429,937	1,327,171	929,981
Long-term debt, current portion(5)	—	311,609	290,202	276,889	16
Long-term debt, less current portion(5)	807,369	—	—	—	258,007
Total stockholders’ equity(1),(2),(3),(4)	1,075,215	1,197,675	864,248	798,667	353,927

In addition to the following notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.
_______________________________________

(1)
The consolidated financial statements include results of operations of acquired companies commencing on their respective acquisition dates. As a result of prior acquisitions, we recorded charges to write-off acquired in-process research and development, or IPR&D, of $5.4 million, $1.3 million, $11.3 million, $24.7 million, and $303.4 million, during the fiscal years ended January 1, 2012, January 2, 2011, January 3, 2010, December 28, 2008, and December 30, 2007, respectively. See note “4. Acquisitions” in Part II, Item 8, Notes to Consolidated Financial Statements, for further information.

(2)	For the fiscal year ended December 30, 2007, we recorded a $54.0 million charge for the settlement of a litigation. In January 2008, we paid $90.0 million related to the settlement.

(3)	In August 2008, a total of 8,050,000 shares were sold to the public at a public offering price of $43.75 per share, raising net proceeds to us of $342.7 million.

(4)
For the fiscal years ended January 1, 2012, January 2, 2011, January 3, 2010, December 28, 2008, and December 30, 2007, we repurchased 9.2 million, 0.8 million, 6.1 million, 3.1 million, and 14.8 million shares, respectively, of common stock for $570.3 million, $44.0 million, $175.1 million, $70.8 million, and $251.6 million, respectively. See note “11. Stockholders’ Equity” in Part II, Item 8, Notes to Consolidated Financial Statements.

(5)
During 2011, we issued $920.0 million principal amount of 0.25% Convertible Senior Notes due 2016, which was classified as long-term liability as of January 1, 2012. In February 2007, we issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014. Due to the 0.625% Convertible Senior Notes due 2014 being convertible during the fiscal years ended January 2, 2011, January 3, 2010, and December 28, 2008, we classified the outstanding principal amount of these notes as current in our consolidated balance sheet in the respective periods. As of January 1, 2012, the remaining $40.1 million principal amount of the 0.625% Convertible Senior Notes was not convertible and was therefore reclassified to long-term liability. See note “8. Convertible Senior Notes” in Part II, Item 8, Notes to Consolidated Financial Statements, for further information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no significant off-balance sheet arrangements.

•	Contractual Obligations. Tabular disclosure of known contractual obligations as of January 1, 2012.

•
Critical Accounting Policies and Estimates. Discussion of significant changes since our most recent Annual Report on Form 10-K that we believe are important to understanding the assumptions and judgments underlying our financial statements.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods.

Business Overview and Outlook

This overview and outlook provides a high level discussion of our operating results and significant known trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the periods being reported herein as well as our future financial performance. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

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

Our broad portfolio of instruments, consumables, and analysis tools are designed to simplify genetic analysis. This portfolio addresses the full range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. In 2007, through our acquisition of Solexa, Inc., we acquired our proprietary sequencing by synthesis (SBS) technology that is at the heart of our leading-edge sequencing instruments. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and copy number variation (CNV) analyses, as well as gene expression profiling and other DNA, RNA, and protein studies. To further enhance our genetic analysis workflows, in January 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2010, through our acquisition of Helixis, Inc., we expanded our instrument portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part I of this report.

Funding Environment

Many of our customers receive funding from government agencies to purchase our instruments, products, and services. There remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slowing economic growth. We estimate that approximately one-third of our total revenue is derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). After growing steadily through 2010, the NIH budget experienced an approximate 1% reduction in fiscal 2011, which ended on September 30, 2011, compared to fiscal 2010. Based on the fiscal year 2012 Congressional budget, the adjusted fiscal 2012 NIH budget increased 1% as compared to fiscal 2011 levels. The significance and timing of any reductions to the NIH budget beyond fiscal 2012 will be significantly impacted by the sequestration provisions of the Budget Control Act of 2011, which was enacted on August 2, 2011, and by whether these provisions remain in effect. In addition, the U.S. Department of Health and Human Services (HHS), of which the NIH is a part, has the ability to reallocate funds within its budget to spare the NIH from the full effect of HHS budget reductions. We continue to believe that allocations within the NIH budget will continue to favor genetic analysis tools and, in particular, next-generation sequencing.

We believe the uncertainty surrounding the levels of government and academic research funding in the United States and Europe will continue in 2012, which could lead to purchasing delays and could negatively impact our business.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available, and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. In 2011, we launched new, higher-throughput sequencing consumable kits that enable our customers to sequence a greater number of samples in a single instrument run. We believe that this increased throughput created excess capacity that customers were unable to fully utilize due to a short-term lack of available samples, which resulted in lower consumable sales per instrument and negatively affected sequencing instrument sales in the second half of 2011. We believe that this excess capacity will diminish as customers scale and gain access to greater numbers of samples.

With respect to sequencing instruments, we began commercial shipments in the third quarter of 2011 of our previously announced MiSeq, a low-cost personal sequencing system that we believe will provide individual researchers a platform with rapid turnaround time, high accuracy, and streamlined workflow. We believe MiSeq will expand our presence in the lower throughput sequencing market. In January 2012, we announced the HiSeq 2500 sequencing system, which will allow customers to sequence an entire human genome in approximately a day (up to 120 Gb in 27 hours or 600 Gb per run). Full commercial shipments of the HiSeq 2500 are expected to commence in the second half of 2012.

With respect to sequencing consumables, we experienced an overall increase in sequencing consumable sales despite a decrease in the consumable revenue per instrument in 2011 compared to 2010. The increase in total sequencing consumable sales was driven by the growth of our sequencing installed base. We believe the decrease in consumable revenue per instrument was driven, in part, by funding uncertainty and the excess capacity created from the higher throughput of our new sequencing kits. As we continue to make improvements that reduce the cost of sequencing, we believe that more customers will use the HiSeq platform, which generates more revenue per instrument time than the Genome Analyzer, and that the increased capacity from our higher throughput sequencing kits will be more fully utilized as additional samples become increasingly available over the next few quarters. We believe that our sequencing consumable revenue will grow in future periods with the launch of MiSeq and the growth in our HiSeq installed base.

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that focused studies will drive future microarray sales growth; however, as the per genome cost of sequencing continues to decrease, researchers will migrate certain whole genome array studies to sequencing at some point in the future. In mid-2011, we began shipments of the Omni5 BeadChip, a four-sample microarray featuring more than 4.3 million markers per sample with flexibility to include up to 500,000 custom markers. This product includes a majority of the rare variant content from the 1000 genomes project, an international research effort launched in 2008 to establish the most detailed catalog of human genetic variation. Although the order and revenue level of microarray products fluctuated during 2011, we received record microarray orders, driven by Infinium Exome array products, in the fourth quarter of 2011.

Financial Overview

Financial highlights for 2011 include the following:

•
Net revenue grew by 17% during 2011 compared to 2010. The increase in revenue was primarily driven by an increase in consumable sales as our installed base increased in 2011, the launch of MiSeq in the third quarter of 2011, and increased HiSeq instrument revenue.

•
Gross profit as a percentage of revenue (gross margin) was 67.2% in 2011, an increase from 66.6% in 2010. The increase primarily resulted from improvements in instrument and consumable gross margins. Instrument gross margin improved during the period due to higher average selling prices and consumable gross margin improved due to a shift in sales mix from microarray consumables to sequencing consumables, which have a higher gross margin than microarray consumables. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our pricing power, product mix changes between consumable and instrument sales, our cost structure for manufacturing operations, and our ability to create innovative and high premium products that meet or stimulate customer demand.

•	Income from operations decreased 6% in 2011 compared to 2010 primarily due to a 31% increase in total operating expenses, which was primarily driven by headquarter relocation expense and restructuring charges recorded in 2011.
In 2011, we relocated our headquarters to another facility in San Diego, California and incurred $41.8 million in headquarter relocation expense, which included a cease-use loss upon vacating our prior headquarters, accelerated depreciation of certain property and equipment, and double rent expense during the transition to the new facility. We expect to incur additional headquarter relocation expense during the first half of 2012.
On October 25, 2011, we announced restructuring plans to reduce our global workforce by approximately 200 employees, or approximately 8%, and to consolidate certain facilities. As a result of the restructuring effort, we recorded a restructuring charge of $8.1 million during the fourth quarter of 2011, comprised primarily of severance pay and other employee separation costs. We expect to incur additional restructuring charges related to this effort through the second quarter of 2012.
In addition, on January 27, 2012, CKH Acquisition Corp. and Roche Holding Ltd. (together, “Roche”) made an unsolicited tender offer to purchase all outstanding shares of our common stock for $44.50 per share. Roche also announced that it intends to oppose the re-election of four directors serving on our board of directors whose terms expire at the 2012 annual meeting of stockholders, including the Chairman of the Board and our Chief Executive Officer.  In connection with the Roche tender offer, four stockholder class action lawsuits have been filed against us, and we anticipate that additional lawsuits may be filed. As a result, we expect our selling, general and administrative expenses to increase during 2012, as we anticipate incurring significant legal, advisory, proxy solicitation, and other costs as a result of this tender offer.

•
Our effective tax rate was 34.9% in 2011, as compared to 32.6% in 2010. The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of this report. For 2012 and beyond, we anticipate the provision for income taxes to increase in absolute dollars but the effective tax rate to trend lower than the U.S. federal statutory rate as the portion of our earnings subject to lower statutory tax rates increases.

•
We ended 2011 with cash, cash equivalents, and short-term investments totaling $1.2 billion. In 2011, we generated $358.1 million in cash from operations, an $85.6 million, or 31.4%, increase from 2010. During 2011, we also generated $903.5 million in net proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016 and used $314.3 million of such proceeds to repurchase shares of our common stock concurrently with the issuance and also used part of the net proceeds for the extinguishment upon conversion of $349.9 million principal amount of our existing 0.625% convertible senior notes due 2014.

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended January 1, 2012, January 2, 2011, and January 3, 2010 stated as a percentage of total revenue.

	2011	2010	2009
Revenue:
Product revenue	93.5%	93.3%	94.1%
Service and other revenue	6.5	6.7	5.9
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	29.2	30.1	28.6
Cost of service and other revenue	2.5	2.4	2.3
Amortization of acquired intangible assets	1.1	0.9	1.0
Total cost of revenue	32.8	33.4	31.9
Gross profit	67.2	66.6	68.1
Operating expense:
Research and development	18.7	19.7	21.1
Selling, general and administrative	24.8	24.4	26.5
Headquarter relocation expense	4.0	—	—
Restructuring charges	0.8	—	—
Acquisition related expense (gain), net	0.1	(0.9)	1.7
Total operating expense	48.4	43.2	49.3
Income from operations	18.8	23.4	18.8
Other income (expense):
Interest income	0.7	0.9	1.7
Interest expense	(3.3)	(2.7)	(3.6)
Other (expense) income, net	(3.7)	(1.1)	0.2
Total other expense, net	(6.3)	(2.9)	(1.7)
Income before income taxes	12.5	20.5	17.1
Provision for income taxes	4.4	6.7	6.3
Net income	8.1%	13.8%	10.8%

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The years ended January 1, 2012, January 2, 2011, and January 3, 2010 were 52, 52, and 53 weeks, respectively.

Revenue

	2011 - 2010				2010 - 2009
(Dollars in thousands)	2011	2010	Change	% Change	2009	Change	% Change
Product revenue	$987,280	$842,510	$144,770	17%	$627,240	$215,270	34%
Service and other revenue	68,255	60,231	8,024	13	39,084	21,147	54
Total revenue	$1,055,535	$902,741	$152,794	17%	$666,324	$236,417	35%

Product revenue consists primarily of revenue from the sale of consumables and instruments.

2011 Compared to 2010

Consumables revenue increased $90.8 million, or 18%, to $595.8 million in 2011 compared to $505.0 million in 2010. The increase was primarily attributable to increased sales of sequencing consumables, which accounted for more than half of our consumables revenue in 2011, driven by growth in the installed base of our sequencing systems, partially offset by a decrease in the consumable revenue per sequencing instrument.

Instrument revenue increased $48.5 million, or 15%, to $373.1 million in 2011 compared to $324.6 million in 2010. The increase was primarily attributable to the launch of MiSeq in the third quarter of 2011 and higher HiSeq revenue primarily driven by increased average selling price following completion of the Genome Analyzer trade-in program during the first half of 2011. These increases in instrument revenue were partially offset by a decrease in sales of our Genome Analyzer from 2010 to 2011, as our Genome Analyzer customers upgraded to HiSeq 2000.

Revenue from HiSeq 2000 sales in 2011 and 2010 was impacted by discounts provided to customers under our Genome Analyzer trade-in program. The estimated incremental sales incentive provided under this trade-in program was approximately $11.1 million and $47.8 million in 2011 and 2010, respectively. See “Revenue Recognition” in note “1. Organization and Summary of Significant Accounting Policies” in Part II, Item 8, of this Form 10-K for additional information on the Genome Analyzer trade-in program.

The increase in service and other revenue in 2011 compared to 2010 was primarily driven by an increase in our instrument service contract revenue resulting from our expanded installed base and an increase in sequencing services.

2010 Compared to 2009

Consumable revenue increased $113.7 million, or 29%, to $505.0 million for 2010 compared to $391.3 million for 2009. Microarray consumable revenue, which constituted more than half of our total consumable revenue in 2010 and 2009, increased $28.3 million primarily attributable to growth in sales of our Infinium BeadChips, which constituted a majority of our microarray consumable sales. Sales volume of our Infinium BeadChip products increased on a per sample basis during 2010 compared to 2009. The average selling price per sample, however, declined due to a change in product mix primarily attributable to growth in sales of our focused content arrays and a number of large sample volume purchase orders that incurred higher discounts. Revenue from sequencing consumables increased $85.4 million due to growth in the installed base of our sequencing systems.

Revenue from sales of instruments increased $98.9 million, or 44%, to $324.6 million for 2010 compared to $225.7 million for 2009. Sequencing instrument revenue increased $85.7 million. We experienced increases in both the number of units sold and average selling prices per unit for our sequencing systems during 2010 compared to 2009. Unit growth was due to increased demand for next-generation sequencing systems. The increase in average selling prices was primarily attributable to the launch of the HiSeq 2000 in Q1 2010. Microarray instrument revenue increased $13.2 million primarily attributable to strong demand for our HiScanSQ instrument launched in 2010. The launch of this system resulted in increases in both the number of units sold and average selling prices per unit for our microarray instruments during 2010 compared to 2009.

The increase in service and other revenue was primarily attributable to an increase in instrument service contract revenue for our growing installed base of sequencing systems.

Gross Margin

	2011 - 2010				2010 - 2009
(Dollars in thousands)	2011	2010	Change	% Change	2009	Change	% Change
Total gross profit	$709,098	$601,540	$107,558	18%	$453,875	$147,665	33%
Total gross margin	67.2%	66.6%			68.1%

2011 Compared to 2010

Gross margin increased in 2011 compared to 2010. During the period, the gross margin of our instrument sales improved, primarily driven by an increase in average selling price per instrument as our Genome Analyzer trade-in program was substantially completed in the first half of 2011. The Genome Analyzer trade-in program negatively impacted our gross margin by approximately 1.1% and 5.3% in 2011 and 2010, respectively, based on the estimated amount of incremental sales incentive provided. The gross margin of our consumable sales also increased as we experienced a shift in sales mix from lower gross margin microarray consumables to higher gross margin sequencing consumables, primarily due to the expansion of our sequencing instrument installed base. The improvements in gross margins were partially offset by the negative impact from higher stock compensation expense and higher amortization expense of acquired intangible assets included in cost of revenue.

2010 Compared to 2009

The decrease in gross margin in 2010 compared to 2009 was primarily attributable to the effect of discounts provided to customers on the sales of HiSeq 2000 associated with promotional programs, including the Genome Analyzer trade-in program, and lower margins on our newer products, such as the HiSeq 2000. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 5.3% in 2010. See “Revenue Recognition” in note “1. Organization and Summary of Significant Accounting Policies” in Part II, Item 8, of this Form 10-K for additional information on the Genome Analyzer trade-in program. The impact of the promotional programs was partially offset by improved margins on sequencing consumables primarily attributable to improved overhead absorption from increased volumes and the benefit of decreased costs associated with chemistry improvements.

Operating Expense

	2011 - 2010				2010 - 2009
(Dollars in thousands)	2011	2010	Change	% Change	2009	Change	% Change
Research and development	$196,913	$177,947	$18,966	11%	$140,616	$37,331	27%
Selling, general and administrative	261,843	220,454	41,389	19	176,337	44,117	25
Headquarter relocation expense	41,826	—	41,826	100	—	—	—
Restructuring charges	8,136	—	8,136	100	—	—	—
Acquisition related expense (gain), net	919	(8,515)	9,434	(111)	11,325	(19,840)	(175)
Total operating expense	$509,637	$389,886	$119,751	31%	$328,278	$61,608	19%

2011 Compared to 2010

The increase in research and development expense in 2011 from 2010 was primarily attributable to an increase in personnel expenses of $17.5 million associated with increased average headcount during 2011 and an increase of $2.9 million in research and development supplies. Personnel expenses included salaries, share-based compensation, and benefits.

The increase in selling, general and administrative expense in 2011 from 2010 was primarily attributable to an increase in personnel expenses of $33.5 million associated with the growth of our business during the period. The remaining increase was primarily driven by a $4.0 million increase in bad debt expenses as a result of customer bankruptcies, and a $3.7 million increase in supplies, repairs, and maintenance expenses. These increases were partially offset by a legal settlement gain of $2.3 million, representing the payment we received to settle an outstanding commercial dispute.

In 2011, we relocated our headquarters to another facility in San Diego, California and incurred $41.8 million in headquarter relocation expense, which included a cease-use loss upon vacating our prior headquarters, accelerated depreciation of certain property and equipment, and double rent expense during the transition to the new facility.

In Q4 2011, we announced a restructuring plan to reduce our global workforce by approximately 200 employees, or approximately 8%, and to consolidate certain facilities. As a result of the restructuring effort, we recorded a restructuring charge of $8.1 million during Q4 2011, comprised primarily of severance pay and other employee separation costs.

Acquisition related expense, net, in 2011 included a $5.4 million charge of acquired in-process research and development related to a milestone payment for a prior acquisition partially offset by $4.5 million gains related to changes in fair value of contingent consideration. Acquisition related gain, net, in 2010 included a gain of $10.4 million from a change in the fair value of contingent consideration related to an acquisition, partially offset by an acquired in-process research and development charge of $1.3 million related to a milestone payment made related to a prior acquisition.

2010 Compared to 2009

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

During 2009, acquisition related expense (gain), net, included acquired in-process research and development charges of $11.3 million related to milestone payments made to the former shareholders of the company we acquired prior to 2009.

Other Expense, Net

	2011 - 2010				2010 - 2009
(Dollars in thousands)	2011	2010	Change	% Change	2009	Change	% Change
Interest income	$7,052	$8,378	$(1,326)	(16)%	$11,029	$(2,651)	(24)%
Interest expense	(34,790)	(24,598)	(10,192)	41	(23,718)	(880)	4
Other (expense) income, net	(38,678)	(10,055)	(28,623)	285	1,217	(11,272)	(926)
Total other expense, net	$(66,416)	$(26,275)	$(40,141)	153%	$(11,472)	$(14,803)	129%

2011 Compared to 2010

The decrease in interest income in 2011 compared to 2010 was primarily driven by lower interest rates, despite the increase in our cash, cash equivalents and short-term investment balance during the period. Interest expense increased during the period primarily due to the accretion of discount on our $920.0 million 0.25% convertible senior notes due 2016 issued in the first half of 2011, partially offset by the decrease in interest expense associated with the repayment of $349.9 million in principal for the 0.625% convertible senior notes due 2014 during 2011.

Other (expense) income, net, in 2011 primarily consisted of a loss of $37.6 million on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014 and a $1.1 million foreign exchange loss recorded during the period. Other (expense) income, net, in 2010 primarily consisted of a $13.2 million impairment charge related to a cost-method investment and a related note receivable, partially offset by a $2.9 million gain on acquisition recorded for the difference between the carrying value of a cost method investment prior to the acquisition and the fair value of that investment at the time of acquisition, and foreign exchange gains.

2010 Compared to 2009

Interest income decreased despite an increase in our average cash and investment balance due to an overall decline in interest rates during 2010 compared to 2009. The increase in interest expense was due to the accretion of discount on our 0.625% convertible senior notes due 2014. The change in other (expense) income, net, in 2009 primarily consisted of a gain of $0.8 million on the conversion of $10.0 million of our 0.625% convertible senior notes due 2014, and foreign exchange gains realized during the period.

Provision for Income Taxes

	2011 - 2010				2010 - 2009
(Dollars in thousands)	2011	2010	Change	% Change	2009	Change	% Change
Income before income taxes	$133,045	$185,379	$(52,334)	(28)%	$114,125	$71,254	62%
Provision for income taxes	46,417	60,488	(14,071)	(23)	41,844	18,644	45
Net income	$86,628	$124,891	$(38,263)	(31)%	$72,281	$52,610	73%
Effective tax rate	34.9%	32.6%			36.7%

2011 Compared to 2010

The effective tax rate in 2011 closely approximated the U.S. statutory rate because a significant portion of our earnings were subject to U.S. taxation. The increase in the effective tax rate in 2011 from 2010 was primarily attributable to lower non-taxable gains recorded on the changes in fair value of contingent consideration related to prior acquisitions and higher nondeductible acquired IPR&D charges recorded in 2011.

2010 Compared to 2009

The decrease in the effective tax rate in 2010 compared to 2009 was primarily attributable to the gain recorded on the change in the fair value of contingent consideration related to an acquisition that is excluded from taxable income and a decrease in nondeductible acquired IPR&D recognized for financial reporting purposes in 2010 as compared to 2009.

Liquidity and Capital Resources
Cash flow summary

	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$358,140	$272,573	$172,191
Net cash used in investing activities	(400,999)	(285,053)	(256,569)
Net cash provided by (used in) financing activities	97,016	116,474	(98,862)
Effect of exchange rate changes on cash and cash equivalents	(126)	320	849
Net increase (decrease) in cash and cash equivalents	$54,031	$104,314	$(182,391)

Operating Activities

Cash provided by operating activities in 2011 consisted of net income of $86.6 million plus net non-cash adjustments of $234.5 million and changes in net operating assets of $37.0 million. The primary non-cash expenses added back to net income included share-based compensation of $92.1 million, depreciation and amortization expenses related to property and equipment and acquired intangible assets of $68.3 million, debt extinguishment loss of $37.6 million, and the accretion of the debt discount of $32.2 million. These non-cash add-backs were partially offset by the $46.4 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accrued liabilities, and decreases in inventory and accounts payable.

Cash provided by operating activities in 2010 consisted of net income of $124.9 million plus net non-cash adjustments of $149.8 million and a $2.1 million decrease in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $71.6 million, depreciation and amortization expenses related to property and equipment and intangible assets of $42.0 million, and accretion of the debt discount on our convertible notes totaling $21.4 million. These non-cash add-backs were partially offset by the $42.4 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accounts receivable, inventory, accounts payable and accrued liabilities. These increases were primarily related to the growth of our business.

Investing Activities

Cash used in investing activities totaled $401.0 million in 2011. We purchased $1.3 billion of available-for-sale securities, and $1.1 billion of our available-for-sale securities matured or were sold during 2011. We used $58.3 million, net of cash acquired, in an acquisition and $13.8 million in the purchase of strategic investments. We also incurred $77.8 million in capital expenditures primarily associated with the purchase of manufacturing, R&D, and servicing equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $285.1 million in 2010. During the year we purchased $846.2 million of available-for-sale securities, and $688.6 million of our available-for-sale securities matured or were sold. We also paid net cash of $98.2 million for acquisitions, sold trading securities totaling $54.9 million, used $49.8 million for capital expenditures primarily associated with the purchase of manufacturing equipment and infrastructure for additional production capacity and rental and loaner instruments, and made strategic investments totaling $27.7 million.

Financing Activities

Cash provided by financing activities totaled $97.0 million in 2011. We received $903.5 million in proceeds from the issuance of $920.0 million of our 0.25% convertible senior notes due 2016, net of issuance discounts, of which $349.9 million was used to repay the principal amount of our 0.625% convertible senior notes due 2014 upon conversions in 2011. Total cash of $570.4 million was used in repurchases of our common stock. We also received $67.5 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our employee stock purchase plan. In addition, we received $46.4 million in incremental tax benefit related to stock options exercised.

Cash provided by financing activities totaled $116.5 million in 2010. We received $118.0 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sales of shares under our employee stock purchase plan. We also received $42.4 million in incremental tax benefit related to stock options exercised. These increases were partially offset by common stock repurchases of $44.0 million.

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

At January 1, 2012, we had approximately $1.2 billion in cash, cash equivalents, and short-term investments. Our short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S. treasury notes. Cash and cash equivalents held by our foreign subsidiaries at January 1, 2012 were approximately $178.1 million. It is the Company's intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

During the first half of 2011, we issued $920.0 million in principal amount of convertible senior notes that mature March 15, 2016. We pay 0.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. In 2007, we issued $400.0 million in principal of convertible senior notes that mature February 15, 2014. We pay 0.625% interest per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. Additional information about the convertible notes, including their conversion features, is described in note “8. Convertible Senior Notes” in Part I, Item 1, of this Form 10-K. As of January 1, 2012, the principal amounts of our 0.25% convertible senior notes due 2016 and our 0.625% convertible senior notes due 2014 were $920.0 million and $40.1 million, respectively.

During 2011, we used part of the net proceeds from the issuance of our 0.25% convertible senior notes due 2016 for the extinguishment of $349.9 million principal amount of our existing 0.625% convertible senior notes due 2014 upon conversion. We will continue to use the net proceeds from the issuance of our 0.25% convertible senior notes due 2016 for future debt extinguishment. In addition, we used an additional $314.3 million of the net proceeds to purchase 4.9 million shares of our common stock in privately negotiated transactions concurrently with the issuance. We intend to use the remaining net proceeds for other general corporate purposes, which may include acquisitions and additional purchases of our common stock.

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	potential strategic acquisitions and investments;

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities; and

•	the expansion needs of our facilities, including costs of leasing additional facilities.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

We anticipate that our current cash and cash equivalents and cash provided by operating activities will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended January 1, 2012, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of January 1, 2012, aggregated by type (amounts in thousands):

	Payments Due by Period(1)
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$971,102	$2,551	$45,101	$923,450	$—
Operating leases	487,267	16,336	43,949	41,207	385,775
Purchase obligations	6,571	6,571	—	—	—
Amounts due under executive deferred compensation plan	8,970	8,970	—	—	—
Total	$1,467,346	$27,864	$89,050	$964,657	$385,775
_______________________________________

(1)
The table excludes $28.4 million of uncertain tax benefits. We have not included this amount in the table because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. See note “13. Income Taxes” in Part II, Item 8 of this Form 10-K for further discussion of our uncertain tax positions. The table also excludes $15.0 million in potential contingent consideration payments related to acquisitions. We have not included this amount in the table because we cannot make a reasonably reliable estimate regarding whether the milestones required for these payments will be achieved. See note “4. Acquisitions” in Part II, Item 8 of this Form 10-K for further discussion of our contingent consideration.

(2)
Debt obligations include the principal amount of our convertible senior notes due 2016 and 2014, as well as interest payments to be made under the notes. Although these notes mature in 2016 and 2014 respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “8. Convertible Senior Notes” in Part II, Item 8 of this Form 10-K for further discussion of the terms of the convertible senior notes.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue received for performing genotyping and sequencing services, instrument service contract sales, and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves significant judgments and estimates and actual results may differ from our estimates.

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

For transactions with multiple deliverables, consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, we use best estimate of the selling price for the deliverable.

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

In the first quarter of 2010, we offered an incentive with the launch of the HiSeq 2000 that enabled existing Genome Analyzer customers to trade in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer as of the date of the announcement and was the first significant trade-in program we have offered. The Genome Analyzer trade-in program was completed in 2011. We accounted for HiSeq 2000 discounts related to the Genome Analyzer trade-in program as reductions to revenue upon recognition of the HiSeq 2000 sales revenue, which is later than the date the trade-in program was launched.

In certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa, the Company sells products and provides services to customers through distributors that specialize in life science products. In most sales through distributors, the product is delivered directly to customers. In cases where the product is delivered to a distributor, revenue recognition is deferred until acceptance is received from the distributor, and/or the end-user, if required by the applicable sales contract. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers. These transactions are accounted for in accordance with the Company's revenue recognition policy described herein.

Investments

We invest in various types of securities, including debt securities in government sponsored entities, corporate debt securities, and U.S. treasury securities. As of January 1, 2012, we have $886.6 million in short-term investments. In accordance with the accounting standard for fair value measurements, we classify our investments as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.
As noted in note "6. Fair Value Measurements" in Part II, Item 8 of this Form 10-K, a majority of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgments and estimates that if changed, could significantly affect our results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze customer accounts, review the length of time receivables are outstanding, review historical loss rates and assess current economic trends that may impact the level of credit losses in the future. Our gross trade accounts receivables totaled $177.9 million and the allowance for doubtful accounts was $4.0 million at January 1, 2012. Our allowance for doubtful accounts has generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we may need to increase our reserves if the financial conditions of our customers deteriorate.

Inventory Valuation

Inventories are stated at lower of cost or market. We record adjustments to inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We must make assumptions about future demand, market conditions, and the release of new products that will supersede old ones. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. Our gross inventory totaled $143.3 million and the cumulative adjustment for potentially excess and obsolete inventory was $14.5 million at January 1, 2012. Historically, our inventory adjustment has been adequate to cover our losses. However, if actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

Contingencies

We are subject to legal proceedings primarily related to intellectual property matters. We routinely assess the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. If losses are probable and reasonably estimable, we will record a liability and an expense for the estimated loss. Disclosure for specific legal contingencies will be provided if the likelihood of occurrence is probable, or reasonably possible, and the exposure is considered material to our consolidated financial statements. Management considers many factors in making determinations of likely outcomes of litigation matters. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes, which may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

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

In connection with certain of our acquisitions, additional contingent consideration is earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable factors such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in acquisition related (gain) expense, net, a component of operating expenses, in our consolidated statements of income. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains.

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

Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. A review of intangible assets that have finite useful lives and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows associated with such assets.

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

Warranties

We generally provide a one-year warranty on instruments. Additionally, we provide a warranty on consumables through the expiration date, which generally ranges from six to twelve months after the manufacture date. We establish an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. We periodically review the adequacy of our warranty reserve, and adjust, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. If our estimates of warranty obligation change or if actual product performance is below our expectations we may incur additional warranty expense.

Cease-Use Loss upon Exit of Facility

In 2011, we relocated our headquarters to a new facility in San Diego, California, and recorded headquarter relocation expense of $41.8 million, which included a cease-use loss of $23.6 million recorded upon vacating certain buildings of our prior headquarter facility. The lease on our prior headquarter facility expires in 2023. The cease-use loss is calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and leasehold improvements. In calculating the cease-use loss, management is required to make significant judgments to estimate the present value of future cash flows from the assumed sublease. The key assumptions that we use in our discounted cash flow model include the amount and timing of estimated sublease rental receipts, and the risk-adjusted discount rate. These assumptions are subjective in nature and the actual future cash flows could differ from our estimates, resulting in significant adjustments to the cease-use loss recorded or to be recorded.

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States and the numerous foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of the company’s future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Based on the available evidence as of January 1, 2012, we were not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, we recorded a valuation allowance of $1.8 million against certain U.S. deferred tax assets.

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

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. In addition, if a 100 basis point change in overall interest rates were to occur in 2012, our interest income would change by approximately $11.9 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of January 2, 2011.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. During 2011, we issued $920 million in aggregate principal amount of our 0.25% convertible senior notes due 2016. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $83.55, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 4.5%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $4.0 million.

Market Price Sensitive Instruments

In order to reduce potential equity dilution, in connection with the issuance (and potential conversion) of our 0.625% convertible senior notes due 2014, we entered into convertible note hedge transactions, entitling us to purchase up to 18,322,320 shares of our common stock at a strike price of $21.83 per share, subject to adjustment. In addition, we sold to the hedge transaction counterparties warrants exercisable on a net-share basis, for up to 18,322,320 shares of our common stock at a strike price of $31.435 per share, subject to adjustment. The anti-dilutive effect of the note hedge transactions, if any, could be partially or fully offset to the extent the trading price of our common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, assuming the warrants are exercised.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than the company's U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro, Yen, British pound sterling, Australian dollar, and Singapore dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We recorded an immaterial net currency exchange loss for the fiscal year ended January 1, 2012, and a gain of $1.0 million for the fiscal year ended January 2, 2011 on business transactions, net of hedging transactions, which are included in other (expense) income, net, in our consolidated statements of income.

We use forward exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in currencies other than the U.S. dollar. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. At January 1, 2012, we had $25.5 million of foreign currency forward contracts outstanding to hedge foreign currency risk.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Illumina, Inc.
We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. at January 1, 2012 and January 2, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Illumina, Inc.’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.
/s/  ERNST & YOUNG LLP
San Diego, California
February 23, 2012

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2012	January 2, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$302,978	$248,947
Short-term investments	886,590	645,342
Accounts receivable, net	173,886	165,598
Inventory, net	128,781	142,211
Deferred tax assets, current portion	23,188	19,378
Prepaid expenses and other current assets	29,196	36,922
Total current assets	1,544,619	1,258,398
Property and equipment, net	143,483	129,874
Goodwill	321,853	278,206
Intangible assets, net	106,475	91,462
Deferred tax assets, long-term portion	19,675	39,497
Other assets	59,735	41,676
Total assets	$2,195,840	$1,839,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,806	$66,744
Accrued liabilities	187,774	156,164
Long-term debt, current portion	—	311,609
Total current liabilities	237,580	534,517
Long-term debt	807,369	—
Other long-term liabilities	69,954	28,531
Commitments and contingencies
Conversion option subject to cash settlement	5,722	78,390
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at January 1, 2012 and January 2, 2011	—	—
Common stock, $0.01 par value, 320,000,000 shares authorized, 166,707,208 shares issued at January 1, 2012, 151,512,837 shares issued at January 2, 2011	1,668	1,516
Additional paid-in capital	2,249,900	1,891,288
Accumulated other comprehensive income	2,117	1,765
Accumulated deficit	(68,707)	(155,335)
Treasury stock, at cost (44,664,972 shares at January 1, 2012 and 24,904,564 shares at January 2, 2011)	(1,109,763)	(541,559)
Total stockholders’ equity	1,075,215	1,197,675
Total liabilities and stockholders’ equity	$2,195,840	$1,839,113

See accompanying notes to consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per share amounts)
Revenue:
Product revenue	$987,280	$842,510	$627,240
Service and other revenue	68,255	60,231	39,084
Total revenue	1,055,535	902,741	666,324
Cost of revenue:
Cost of product revenue	308,228	271,997	190,714
Cost of service and other revenue	26,118	21,399	15,055
Amortization of acquired intangible assets	12,091	7,805	6,680
Total cost of revenue	346,437	301,201	212,449
Gross profit	709,098	601,540	453,875
Operating expense:
Research and development	196,913	177,947	140,616
Selling, general and administrative	261,843	220,454	176,337
Headquarter relocation expense	41,826	—	—
Restructuring charges	8,136	—	—
Acquisition related expense (gain), net	919	(8,515)	11,325
Total operating expense	509,637	389,886	328,278
Income from operations	199,461	211,654	125,597
Other income (expense):
Interest income	7,052	8,378	11,029
Interest expense	(34,790)	(24,598)	(23,718)
Other (expense) income, net	(38,678)	(10,055)	1,217
Total other expense, net	(66,416)	(26,275)	(11,472)
Income before income taxes	133,045	185,379	114,125
Provision for income taxes	46,417	60,488	41,844
Net income	$86,628	$124,891	$72,281
Net income per basic share	$0.70	$1.01	$0.59
Net income per diluted share	$0.62	$0.87	$0.53
Shares used in calculating basic net income per share	123,399	123,581	123,154
Shares used in calculating diluted net income per share	138,937	143,433	137,096

See accompanying notes to consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
	(In thousands)
Balance as of December 28, 2008	138,937	$1,389	$1,469,770	$2,422	$(352,507)	(17,928)	$(322,407)	$798,667
Components of comprehensive income:
Net income	—	—	—	—	72,281	—	—	72,281
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	408	—	—	—	408
Comprehensive income								72,689
Issuance of common stock, net of repurchases	4,523	46	46,909	—	—	(6,140)	(175,136)	(128,181)
Share-based compensation	—	—	60,813	—	—	—	—	60,813
Incremental tax benefit related to stock options exercised	—	—	39,319	—	—	—	—	39,319
Remeasurement of convertible debt	84	1	20,940	—	—	—	—	20,941
Balance as of January 3, 2010	143,544	1,436	1,637,751	2,830	(280,226)	(24,068)	(497,543)	864,248
Components of comprehensive income:
Net income	—	—	—	—	124,891	—	—	124,891
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(1,065)	—	—	—	(1,065)
Comprehensive income								123,826
Issuance of common stock, net of repurchases	7,969	80	117,965	—	—	(836)	(44,016)	74,029
Share-based compensation	—	—	71,725	—	—	—	—	71,725
Incremental tax benefit related to stock options exercised	—	—	42,445	—	—	—	—	42,445
Reclassification of conversion option subject to cash settlement	—	—	21,402	—	—	—	—	21,402
Balance as of January 2, 2011	151,513	1,516	1,891,288	1,765	(155,335)	(24,904)	(541,559)	1,197,675
Components of comprehensive income:
Net income	—	—	—	—	86,628	—	—	86,628
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	352	—	—	—	352
Comprehensive income								86,980
Issuance of common stock, net of repurchases	15,194	152	104,268	—	—	(19,990)	(572,207)	(467,787)
Convertible note, equity portion, net of tax and issuance costs	—	—	155,366	—	—	—	—	155,366
Tax impact from the issuance of convertible debt	—	—	(59,427)	—	—	—	—	(59,427)
Tax benefit related to conversions of convertible debt	—	—	11,409	—	—	—	—	11,409
Reclassification of conversion option subject to cash settlement	—	—	7,667	—	—	—	—	7,667
Share-based compensation	—	—	92,153	—	—	—	—	92,153
Net incremental tax benefit related to stock options exercised	—	—	43,122	—	—	—	—	43,122
Equity based contingent compensation	—	—	3,457	—	—	—	—	3,457
Issuance of treasury stock	—	—	597	—	—	229	4,003	4,600
Balance as of January 1, 2012	166,707	$1,668	$2,249,900	$2,117	$(68,707)	(44,665)	$(1,109,763)	$1,075,215

See accompanying notes to consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$86,628	$124,891	$72,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	55,575	34,204	24,504
Amortization of acquired intangible assets	12,689	7,805	6,680
Share-based compensation expense	92,092	71,645	60,811
Accretion of debt discount	32,173	21,407	20,286
Loss on extinguishment of debt	37,611	—	—
Cease-use loss	23,638	—	—
Contingent compensation expense	3,457	—	—
Incremental tax benefit related to stock options exercised	(46,354)	(42,445)	(39,319)
Deferred income taxes	19,227	48,696	29,704
Change in fair value of contingent consideration	(4,500)	(10,376)	—
Impairment of cost-method investment	—	13,223	—
Acquired in-process research and development	—	1,325	11,325
Other non-cash adjustments	8,872	4,325	1,721
Changes in operating assets and liabilities:
Accounts receivable	(7,011)	(7,844)	(18,578)
Inventory	22,152	(48,583)	(20,557)
Prepaid expenses and other current assets	(2,016)	2,554	(3,429)
Other assets	(4,004)	(3,566)	(2,670)
Accounts payable	(21,097)	23,150	11,778
Accrued liabilities	42,955	32,028	19,997
Other long-term liabilities	8,058	(113)	814
Unrealized gain (loss) on foreign exchange	(2,005)	247	(3,157)
Net cash provided by operating activities	358,140	272,573	172,191
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,310,269)	(846,208)	(694,487)
Sales of available-for-sale securities	900,884	539,161	310,226
Maturities of available-for-sale securities	160,007	149,450	203,990
Sales and maturities of trading securities	—	54,900	1,000
Net cash paid for acquisitions	(58,302)	(98,211)	(1,325)
Purchases of strategic investments	(13,769)	(27,677)	(19,900)
Purchases of property and equipment	(77,800)	(49,818)	(52,673)
Cash paid for intangible assets	(1,750)	(6,650)	(3,400)
Net cash used in investing activities	(400,999)	(285,053)	(256,569)
Cash flows from financing activities:
Payments on current portion of long-term debt	(349,874)	—	(10,000)
Proceeds from issuance of convertible notes	903,492	—	—
Incremental tax benefit related to stock options exercised	46,354	42,445	39,319
Common stock repurchases	(570,406)	(44,016)	(175,136)
Proceeds from the exercise of warrants	5,512	16,029	7,576
Proceeds from issuance of common stock	61,938	102,016	39,379
Net cash provided by (used in) financing activities	97,016	116,474	(98,862)
Effect of exchange rate changes on cash and cash equivalents	(126)	320	849
Net increase (decrease) in cash and cash equivalents	54,031	104,314	(182,391)
Cash and cash equivalents at beginning of year	248,947	144,633	327,024
Cash and cash equivalents at end of year	$302,978	$248,947	$144,633
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,481	$2,437	$2,437
Cash paid for income taxes	$9,806	$31,566	$10,361

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

Fiscal Year

The Company's fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The years ended January 1, 2012, January 2, 2011, and January 3, 2010 were 52, 52 and 53 weeks, respectively.

Use of Estimates

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Segment Information

The Company is organized in two operating segments for purposes of recording and reporting our financial results: Life Sciences and Diagnostics. The Life Sciences operating segment includes all products and services related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, VeraCode, and real-time polymerase chain reaction (PCR) technologies. The Diagnostics operating segment focuses on the emerging opportunity in molecular diagnostics. During all periods presented, the Diagnostics operating segment had limited activity. Accordingly, the Company’s operating results for both segments are reported on an aggregate basis as one reportable segment. The Company will begin reporting in two reportable segments once revenues, operating profit or loss, or assets of the Diagnostics operating segment exceeds 10% of the consolidated amounts.

Acquisitions

The Company measures all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, the Company capitalizes in-process research and development (IPR&D) and either amortizes it over the life of the product upon commercialization, or writes it off if the project is abandoned or impaired. Post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions are recorded in current period income tax expense. Contingent purchase considerations are remeasured to estimated fair value at each reporting period with the change in fair value recorded in acquisition related (gain) expense, net, a component of operating expenses.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase.

Short-term investments consist of U.S. Treasury, U.S. government agency securities, and corporate debt securities. Management classifies short-term investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other (expense) income, net in the consolidated statements of income.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectibility is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed.

Concentrations of Risk

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact the Company’s operating results. A significant portion of the Company's customers consist of university and research institutions that management believes are, to some degree, directly or indirectly supported by the United States Government. A significant change in current research funding, particularly with respect to the National Institutes of Health, could have a material adverse impact on the Company’s future revenues and results of operations.

The Company is also subject to risks related to its financial instruments including its cash and cash equivalents, investments, and accounts receivable. Most of the Company’s cash and cash equivalents as of January 1, 2012 were deposited with financial institutions in the United States. The Company’s investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio at the time of purchase and to any one industry sector, as defined by Bloomberg classifications, to 25% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in U.S. treasury obligations, U.S. government agency securities, and money market funds.

The Company’s products require customized components that currently are available from a limited number of sources. The Company obtains certain key components included in its products from single vendors.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performs a regular review of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Shipments to customers outside the United States comprised 50%, 45%, and 48% of the Company's revenue for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. Customers outside the United States represented 52% and 59% of the Company's gross trade accounts receivable balance as of January 1, 2012 and January 2, 2011, respectively. Sales to territories outside of the United States may be denominated in U.S. dollars or in the local currency.

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. The Company has historically not experienced significant credit losses from investments and accounts receivable. Approximately 20% of the Company's revenue is derived from European countries other than the United Kingdom. As the credit and economic conditions in certain southern European countries continue to deteriorate, the Company regularly reviews its accounts receivable outstanding in these countries and assesses the allowance for doubtful accounts accordingly. As of January 1, 2012, non-current accounts receivables from these countries accounted for approximately 3% of the Company's accounts receivable balance, and the Company has not experienced significant difficulties in collecting on the accounts receivable outstanding in these countries.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended January 1, 2012 was due to goodwill recorded in connection with the Company's acquisition of Epicentre Technologies Corporation (Epicentre) in January 2011.

The Company's identifiable intangible assets are comprised primarily of IPR&D, licensed technology, acquired core technologies, customer relationships, trade names, and license agreements. Except IPR&D, the cost of all identifiable intangible assets is amortized on a straight-line basis over their respective useful lives. The Company regularly performs reviews to determine if the carrying values of its long-lived assets are impaired. A review of intangible assets that have finite useful lives and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows associated with such assets. If impairment is indicated, the Company compares the carrying amount to the estimated fair value of the affected assets and adjusts the value of such assets accordingly. Factors that would indicate potential impairment include a significant decline in the Company's stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company's strategic business objectives and utilization of a particular asset. The Company performed quarterly reviews of its long-lived assets and noted no indications of impairment for the year ended January 1, 2012.

Goodwill and IPR&D, which have indefinite useful lives, are reviewed for impairment at least annually during the second fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. The performance of the goodwill impairment test is a two-step process. The first step of the impairment test involves comparing the estimated fair value of the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill with the carrying value of the goodwill. The Company performed its annual impairment test of goodwill in the second fiscal quarter of 2011, noting no impairment. In its impairment test, the Company concluded that it has a single reporting unit and that its fair value exceeded its book value, using market capitalization as a reference for the Company's fair value. Therefore, the first step recoverability test was passed and the second step analysis was not required.
The IPR&D impairment test requires the Company to assess the fair value of the asset as compared to its carrying value, and if the carrying value exceeds the fair value, record an impairment charge. The Company performed its annual impairment test of its IPR&D in the second fiscal quarter of 2011, noting no impairment. In addition, in connection of our restructuring plan executed in the fourth quarter of 2011, the Company identified certain impairment indicators related to its IPR&D asset, and performed another impairment test as of January 1, 2012, noting no impairment. In its impairment test, the Company assessed the fair value of IPR&D using an income approach, taking into consideration various factors such as future revenue contributions, additional research and development costs to be incurred, and contributory asset charges. The rate used to discount net future cash flows to their present values was based on a risk-adjusted rate of return.

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

Revenue Recognition

The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instrumentation and consumables used in genetic analysis. Service and other revenue primarily consists of revenue received for performing genotyping and sequencing services, instrument service contract sales, and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the first quarter of 2010, the Company offered an incentive with the launch of the HiSeq 2000 that enabled existing Genome Analyzer customers to trade in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer as of the date of the announcement and was the first significant trade-in program offered by the Company. The Genome Analyzer trade-in program was completed in 2011. The Company accounted for HiSeq 2000 discounts related to the Genome Analyzer trade-in program as reductions to revenue upon recognition of the HiSeq 2000 sales revenue, which is later than the date the trade-in program was launched.

In certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa the Company sells products and provides services to customers through distributors that specialize in life science products. In most sales through distributors, the product is delivered directly to customers. In cases where the product is delivered to a distributor, revenue recognition is deferred until acceptance is received from the distributor, and/or the end-user, if required by the applicable sales contract. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers. These transactions are accounted for in accordance with the Company's revenue recognition policy described herein.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $6.8 million, $6.9 million, and $4.2 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

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

During the year ended January 1, 2012, the Company substantially moved its headquarters to another facility in San Diego, California, and recorded headquarter relocation expense of $41.8 million, which primarily consisted of accelerated depreciation expense, impairment of assets, additional rent expense during the transition period when both the new and former headquarter facilities are occupied, moving expenses, and a cease-use loss. The Company recorded accelerated depreciation expense for leasehold improvements at its former headquarter facility based on the reassessed useful lives of less than a year. The Company recorded the cease-use loss and a corresponding facility exit obligation upon vacating certain buildings of its

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former headquarters, calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and estimated lease incentives. The key assumptions used in the calculation include the amount and timing of estimated sublease rental receipts, and the risk-adjusted discount rate. Over the course of the remaining lease term of the former facility, the Company will record additional headquarter relocation expenses due to additional cease-use loss to be recorded upon exit of additional buildings, the accretion on the facility exit obligation and adjustments that may arise from change in estimates for the sublease rental receipts.

Restructuring Charges

During the fourth quarter of the year ended January 1, 2012, the Company announced and executed a restructuring plan, to reduce the Company's workforce and to consolidate certain facilities. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations are communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. The Company will measure and accrue the facilities exit costs at fair value upon its exit. Facilities exit costs will primarily consist of cease-use losses to be recorded upon vacating the facilities, asset impairment, and accelerated depreciation expenses.

The fair value measurement of restructuring related liabilities requires certain assumptions and estimates to be made by the Company, such as the retention period of certain employees, the timing and amount of sublease income on properties to be vacated, and the operating costs to be paid until lease termination. It is the Company's policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

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

Functional Currency

The U.S. dollar has been determined to be the functional currency of the Company's international operations. The Company remeasures its foreign subsidiaries’ assets and liabilities and revenue and expense accounts related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in other (expense) income, net in the consolidated statements of income. The remeasurement resulted in an immaterial loss in the year ended January 1, 2012, an immaterial gain in the year ended January 2, 2011, and a loss of $2.3 million for the year ended January 3, 2010,

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively.

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value and are not designated as hedging instruments. Changes in the value of the derivative are recognized in other (expense) income, net, in the consolidated statements of income for the current period, along with an offsetting remeasurement gain or loss on the underlying foreign currency denominated assets or liabilities.

As of January 1, 2012, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of January 1, 2012 and January 2, 2011, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $25.5 million and $20.0 million, respectively. Gains and losses related to the non-designated foreign exchange forward contracts for the years ended January 1, 2012, January 2, 2011, and January 3, 2010 were immaterial.

Share-Based Compensation

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions including expected volatility, expected term of an award, expected dividends, and the risk-free interest rates. The Company determines the expected volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected term of the Company’s stock awards, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected term of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The fair value of restricted stock units granted is based on the market price of our common stock on the date of grant. The Company recognizes the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method. Diluted net income per share reflects the potential dilution from outstanding stock options, restricted stock units, ESPP, warrants, shares subject to forfeiture, and convertible senior notes. Under the treasury stock method, convertible senior notes will have a dilutive impact when the average market price of the Company's common stock is above the applicable conversion price of the respective notes. In addition, the following amounts are assumed to be used to repurchase shares: the amount that must be paid to exercise stock options and warrants and purchase shares under the ESPP; the amount of compensation expense for future services that the Company has not yet recognized for stock options, restricted stock units, ESPP, and shares subject to forfeiture; and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Weighted average shares outstanding	123,399	123,581	123,154
Effect of dilutive Convertible Senior Notes	3,783	9,058	6,497
Effect of dilutive equity awards	4,703	4,674	4,335
Effect of dilutive warrants sold in connection with the Convertible Senior Notes	7,052	5,317	1,566
Effect of dilutive warrants assumed in a prior acquisition	—	803	1,544
Weighted-average shares used in calculating diluted net income per share	138,937	143,433	137,096
Weighted average shares excluded from calculation due to anti-dilutive effect	2,418	1,934	924

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. The Company has disclosed comprehensive income as a component of stockholders' equity. Accumulated other comprehensive income on the consolidated balance sheets at January 1, 2012 and January 2, 2011 includes accumulated foreign currency translation adjustments and unrealized gains and losses on the Company's available-for-sale securities.
The components of accumulated other comprehensive income are as follows (in thousands):

	January 1, 2012	January 2, 2011
Foreign currency translation adjustments	$1,289	$1,338
Unrealized gain on available-for-sale securities, net of deferred tax	828	427
Total accumulated other comprehensive income	$2,117	$1,765

2.	Balance Sheet Account Details
Investments
The following is a summary of short-term investments (in thousands):

	January 1, 2012				January 2, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$393,759	$428	$(148)	$394,039	$261,890	$106	$(299)	$261,697
Corporate debt securities	432,550	1,293	(461)	433,382	329,823	1,170	(235)	330,758
U.S. treasury securities	58,955	214	—	59,169	52,938	70	(121)	52,887
Total available-for-sale securities	$885,264	$1,935	$(609)	$886,590	$644,651	$1,346	$(655)	$645,342

Available-For-Sale Securities

As of January 1, 2012 the Company had 107 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company's available-for- sale securities that were in an unrealized loss position as of January 1, 2012 and January 2, 2011 aggregated by investment category (in thousands):

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012		January 2, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$133,904	$(148)	$127,756	$(299)
Corporate debt securities	138,326	(461)	92,199	(235)
U.S. treasury securities	—	—	13,490	(121)
Total	$272,230	$(609)	$233,445	$(655)

Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. For the year ended January 1, 2012, gross realized gains on sales of available-for sale securities were $1.4 million and gross realized losses were immaterial. Gross realized gains and losses on sales of available-for-sale securities were immaterial for each of the years ended January 1, 2012 and January 3, 2010.

Contractual maturities of available-for-sale debt securities as of January 1, 2012 were as follows (in thousands):

Estimated Fair Value
Due within one year	$268,355
After one but within five years	618,235
Total	$886,590

Cost-Method Investments

As of January 1, 2012 and January 2, 2011, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $45.3 million and $32.0 million, respectively. The Company’s cost-method investments are assessed for impairment quarterly. The Company does not estimate the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. The Company includes cost-method investments in other long term assets in the consolidated balance sheets.

In 2010, the Company determined that a $6.0 million cost-method investment and a related $6.8 million note receivable with interest receivable of $0.4 million were below carrying value and the impairment was other-than-temporary. This determination was based upon continued shortfalls from revenue plans coupled with events at the time of assessment that created uncertainty regarding the entity's ability to obtain additional funding in a required timeframe for the entity to continue operations. As a result, the Company recorded an impairment charge of $13.2 million in other (expense) income, net in the consolidated statements of income for the year ended January 2, 2011.

Accounts Receivable
Accounts receivable consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Accounts receivable from product and service sales	$175,226	$165,117
Other receivables	2,657	2,167
Total accounts receivable, gross	177,883	167,284
Allowance for doubtful accounts	(3,997)	(1,686)
Total accounts receivable, net	$173,886	$165,598

Inventory

Inventory, net, consists of the following (in thousands):

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012	January 2, 2011
Raw materials	$58,340	$54,762
Work in process	53,412	64,862
Finished goods	17,029	22,587
Total inventory, net	$128,781	$142,211

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	January 1, 2012	January 2, 2011
Leasehold improvements	$63,406	$55,681
Manufacturing and laboratory equipment	137,805	114,108
Computer equipment and software	54,826	41,500
Furniture and fixtures	9,274	6,732
Leased equipment	14,854	15,475
Total property and equipment, gross	280,165	233,496
Accumulated depreciation	(136,682)	(103,622)
Total property and equipment, net	$143,483	$129,874

Depreciation expense was $55.6 million, $34.2 million and $24.5 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. Capital expenditures included accrued expenditures of $5.9 million, $1.8 million, and $2.3 million in the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. These amounts have been excluded from the Consolidated Statements of Cash Flows for the respective periods as they represent non-cash investing activities.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Deferred revenue, current portion	$52,573	$45,863
Accrued compensation expenses	52,035	49,368
Accrued taxes payable	19,339	13,277
Customer deposits	17,958	14,900
Reserve for product warranties	11,966	16,761
Deferred rent, current portion	11,042	—
Accrued royalties	5,682	2,781
Facility exit obligation, current portion	4,408	—
Acquisition related contingent consideration liability	2,335	3,738
Other accrued expenses	10,436	9,476
Total accrued liabilities	$187,774	$156,164

3.	Restructuring Activities

During the fourth quarter of 2011 the Company implemented a cost reduction initiative that included workforce reductions and the consolidation of certain facilities. In total, the Company notified approximately 200 employees of their

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involuntary termination.

In 2011, the Company recorded a pre-tax restructuring charge of $8.1 million, primarily related to severance pay and other employee separation costs. A summary of the pre-tax charge and estimated total costs associated with the initiative is as follows (in thousands):

	Employee Separation costs	Facilities Exit Costs	Other Costs	Total
Expense recorded in the year ended January 1, 2012	$7,683	$—	$453	$8,136
Cash paid during the year ended January 1, 2012	4,187	—	423	4,610
Amount recorded in accrued liabilities as of January 1, 2012	$3,496	$—	$30	$3,526

Estimated total restructuring costs to be incurred	$10,932	$1,600	$1,303	$13,835

It is expected that the accrued employee related restructuring charges will be substantially paid and the restructuring project substantially completed by the end of second quarter of 2012.

4.	Acquisitions

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

The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately 229,000 shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which are subject to forfeiture if certain non-revenue-based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.1 million were determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over a period of 2 years in research and development expense or selling, general and administrative expense.

The Company estimated the fair value of contingent cash consideration using a probability weighted discounted cash flow approach, a Level 3 measurement based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. The Company used a discount rate of 21% in the assessment of the acquisition date fair value for the contingent cash consideration. Future changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements could have a significant effect on the fair value of the contingent consideration.

The Company allocated $0.9 million of the total consideration to tangible assets, net of liabilities, and $26.9 million to identified intangible assets, including additional developed technologies of $23.3 million, customer relationships of $1.1 million, and a trade name of $2.5 million, with weighted average useful lives of approximately nine, three, and ten years, respectively. The Company recorded the excess consideration of $43.6 million as goodwill.

Prior Acquisitions

On April 30, 2010, the Company completed the acquisition of Helixis, a company developing a high-performance, low-cost, real time PCR system used for nucleic acid analysis. Total consideration for the acquisition at the closing date was approximately $86.7 million, including $70.0 million in net cash payments and $14.1 million for the fair value of contingent consideration payments that could range from $0 to $35 million based on the achievement of certain revenue-based milestones by December 31, 2011. Using information available at the close of the acquisition, the Company allocated approximately $2.3 million of the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration to tangible assets, net of liabilities, and approximately $28.0 million to identified intangible assets that will be amortized over a useful life of 10 years. The Company also recorded a $10.7 million deferred tax liability to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense and an $8.7 million deferred tax asset which primarily relates to acquired net operating loss carryforwards. The Company recorded the excess consideration of approximately $58.4 million as goodwill.

Prior to the acquisition, the Company had an equity interest in Helixis with a cost basis of $2.0 million that was accounted for under the cost method of accounting. The Company recognized a gain of $2.9 million, which was included in other (expense) income, net, in its consolidated statement of income as a result of revaluing the Company's equity interest in Helixis on the acquisition date.

On July 28, 2010, the Company completed an acquisition of another privately-held, development stage entity. Total consideration for the acquisition was $22.0 million. As a result of this transaction, the Company recorded an in-process research and development (IPR&D) asset of $21.4 million in intangible assets. In determining the fair value of the IPR&D, various factors were considered, such as future revenue contributions, additional research and development costs to be incurred, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach, and the rate used to discount net future cash flows to their present values was based on a risk-adjusted rate of return of approximately 28%. Significant factors considered in the calculation of the rate of return include the weighted average cost of capital, the weighted average return on assets, the internal rate of return, as well as the risks inherent in the development process for development-stage entities of similar sizes.

In addition, the Company completed the acquisition of a development-stage company in 2008, and agreed to pay the former shareholders of the entity up to an additional $35.0 million in contingent cash consideration based on the achievement of certain product-related and employment-related milestones. In accordance with the applicable accounting guidance effective at that time, when the contingency is resolved beyond a reasonable doubt and the additional consideration is issued or becomes issuable, the additional considerations are accounted for as an additional element of the cost of acquisition, resulting in additional IPR&D charges in the periods presented. All employment-related contingent compensation expense is recorded in operating expense.

As of January 1, 2012, the Company's remaining gross milestone obligations related to these prior year acquisitions consisted of potential employment-related milestone payments of $1.4 million. Contingent compensation expenses and IPR&D charges as a result of acquisitions consist of the following (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Contingent compensation expense, included in research and development expense	$4,799	$3,675	$3,675
Contingent compensation expense, included in selling, general and administrative expense	1,258	—	—
Total contingent compensation expense	$6,057	$3,675	$3,675
IPR&D, included in acquisition related (gain) expense, net	$5,425	$1,325	$11,325

5.	Intangible Assets

The Company’s intangible assets, excluding goodwill, are comprised primarily of acquired core technology, licensed technology from a settlement, IPR&D, license agreements, trade name, and customer relationships. Amortization for the intangible assets that have finite useful lives is recorded on a straight-line basis over their useful lives.

The following is a summary of the Company’s identifiable intangible assets as of the respective balance sheet dates (in thousands):

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012				January 2, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Finite-lived Intangible assets:
Licensed technology	8.0	$36,000	$(20,000)	$16,000	8.0	$36,000	$(15,849)	$20,151
Core technology	9.7	74,800	(18,544)	56,256	10.0	51,500	(10,604)	40,896
Customer relationships	3.0	1,980	(1,253)	727	3.0	900	(900)	—
License agreements	8.9	12,404	(2,605)	9,799	8.9	10,654	(1,677)	8,977
Trade name	10.0	2,500	(245)	2,255	—	—	—	—
Infinite-lived Intangible Asset:
In-process research & development	—	21,438	—	21,438	—	21,438	—	21,438
Total intangible assets, net		$149,122	$(42,647)	$106,475		$120,492	$(29,030)	$91,462

Additions to intangible assets in the current year are a result of the Epicentre acquisition. Amortization expense associated with intangible assets was $13.6 million for the year ended January 1, 2012, $12.7 million of which related to acquired intangible assets. Amortization expense associated with intangible assets was $7.8 million and $6.7 million for the years ended January 2, 2011 and January 3, 2010 respectively.

The estimated annual amortization of intangible assets for the next five years is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, and other factors.

2012	$14,247
2013	14,332
2014	13,548
2015	13,102
2016	8,426
Thereafter	21,382
Total	$85,037

6.	Fair Value Measurements

The following table presents the Company's fair value hierarchy for assets and liability measured at fair value on a recurring basis as of January 1, 2012 and January 2, 2011 (in thousands):

	January 1, 2012				January 2, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$166,898	$—	$—	$166,898	$148,822	$—	$—	$148,822
Debt securities in government sponsored entities	—	394,039	—	394,039	—	261,697	—	261,697
Corporate debt securities	—	433,382	—	433,382	—	330,758	—	330,758
U.S. Treasury securities	59,169	—	—	59,169	52,887	—	—	52,887
Deferred compensation plan assets	—	10,800	—	10,800	—	6,449	—	6,449
Total assets measured at fair value	$226,067	$838,221	$—	$1,064,288	$201,709	$598,904	$—	$800,613
Liabilities:
Acquisition related contingent consideration liability	$—	$—	$6,638	$6,638	$—	$—	$3,738	$3,738
Deferred compensation liability	—	8,970	—	8,970	—	5,272	—	5,272
Total liabilities measured at fair value	$—	$8,970	$6,638	$15,608	$—	$5,272	$3,738	$9,010

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on "consensus pricing," using market prices from a variety of industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company performs certain procedures to corroborate the fair value of its holdings, including comparing prices obtained from the service provider to prices obtained from other reliable sources.

The Company's deferred compensation plan assets consist primarily of mutual funds. See footnote "14. Employee Benefit Plans" for additional information about our deferred compensation plan.

At January 1, 2012, the Company reassessed the fair value of the contingent consideration settled in cash related to acquisitions using the income approach. These fair value measurements are Level 3 measurements. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depends on the milestone risk profiles. Due to changes in the estimated probabilities to achieve the relevant milestones and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a gain of $4.5 million recorded in acquisition related (gain) expense, net, in the consolidated statements of income during the year ended January 1, 2012, respectively.

Changes in estimated fair value of contingent consideration liabilities from January 3, 2010 through January 1, 2012 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 3, 2010	$—
Acquisition of Helixis	14,114
Gain recorded in acquisition related (gain) expense, net	(10,376)
Balance as of January 2, 2011	$3,738
Acquisition of Epicentre	7,400
Gain recorded in acquisition related (gain) expense, net	(4,500)
Balance as of January 1, 2012	$6,638
..

7.	Warranties

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the Company’s reserve for product warranties from December 28, 2008 through January 1, 2012 are as follows (in thousands):

Balance as of December 28, 2008	$8,203
Additions charged to cost of revenue	14,613
Repairs and replacements	(12,601)
Balance as of January 3, 2010	10,215
Additions charged to cost of revenue	25,146
Repairs and replacements	(18,600)
Balance as of January 2, 2011	16,761
Additions charged to cost of revenue	17,913
Repairs and replacements	(22,708)
Balance as of January 1, 2012	$11,966

8.	Convertible Senior Notes

0.25% Convertible Senior Notes due 2016

In March 2011, the Company issued $800 million aggregate principal amount of 0.25% convertible senior notes due 2016 (the 2016 Notes) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The 2016 Notes were issued at 98.25% of par value. Debt issuance costs of approximately $0.4 million primarily comprised legal, accounting, and other professional fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the five-year term of the 2016 Notes. The Company issued an additional $120 million aggregate principal amount of 2016 Notes in April 2011. The net proceeds from the initial issuance and subsequent issuance, after deducting the initial purchasers' discount and the estimated offering expenses payable by the Company, were $785.6 million and $117.9 million, respectively.

The 2016 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55+ per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company's common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date.

As noted in the indenture for the 2016 Notes, it is the Company's intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, and the conversion value during the 20-day observation period as described in the indenture for the 2016 Notes. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 20 days and the daily volume weighted average price (“VWAP”) of the Company's common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes, payable semiannually in arrears in cash on March 15 and September 15 of each year, which began on September 15, 2011. The Company made an interest payment of $1.1 million in September 2011. The 2016 Notes mature on March 15, 2016. If a designated event, as defined in the indenture for the 2016 Notes, such as acquisition, merger, or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

If the 2016 Notes were converted as of January 1, 2012, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes, which was anti-dilutive for the year ended January 1, 2012.

The Company used $314.3 million of the net proceeds to purchase 4,890,500 shares of its common stock in privately negotiated transactions concurrently with the issuance. The Company also used part of the net proceeds for the extinguishment of $349.9 million principal amount of its outstanding 0.625% convertible senior notes due 2014 upon conversions during the year ended January 1, 2012.

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

The Company entered into hedge transactions concurrently with the issuance of the 2014 Notes under which the Company is entitled to purchase up to approximately 18,322,000 shares of the Company's common stock at a strike price of approximately $21.83 per share, subject to adjustment. The convertible note hedge transactions had the effect of reducing dilution to the Company's stockholders upon conversion of the 2014 Notes. Also concurrently with the issuance of the 2014 Notes, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of the Company's common stock at a strike price of $31.435 per share, subject to adjustment. The proceeds from these warrants partially offset the cost to the Company of the convertible note hedge transactions.

The 2014 Notes became convertible into cash and shares of the Company's common stock in various prior periods and were convertible through, and including, December 31, 2011. As of January 1, 2012, the conditions to permit conversion were no longer satisfied and, as a result, the 2014 Notes were classified in long-term liabilities. During the year ended January 1,

2012, the principal amount of all 2014 Notes converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each such conversion. The balance of the convertible note hedge transactions with respect to approximately $40.1 million principal amount of the 2014 Notes (which are convertible into up to 1,837,958 shares of the Company's common stock) remained in place as of January 1, 2012. The warrants were not affected by the early conversions of the 2014 Notes and, as a result, warrants covering up to approximately 18,322,000 shares of common stock remained outstanding as of January 1, 2012.

As a result of the conversions during the year ended January 1, 2012, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. If the 2014 Notes were converted as of January 1, 2012, the if-converted value would exceed the principal amount by $15.9 million.

The following table summarizes information about the conversions of the 2014 Notes during the year ended January 1, 2012 (in thousands, except percentages):

January 1, 2012
Cash paid for principal of notes converted	$349,874
Conversion value over principal amount paid in shares of common stock	$727,618
Number of shares of common stock issued upon conversion	10,733
Loss on extinguishment of debt	$37,611
Effective interest rates used to measure fair value of converted notes upon conversion	3.5% - 4.3%

The following table summarizes information about the equity and liability components of the 2014 and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	January 1, 2012		January 2, 2011
	0.25% Convertible Senior Notes due 2016	0.625% Convertible Senior Notes due 2014	0.625% Convertible Senior Notes due 2014
Principal amount of convertible notes outstanding	$920,000	$40,125	$389,999
Unamortized discount of liability component	(147,034)	(5,722)	(78,390)
Net carrying amount of liability component	772,966	34,403	311,609
Less: current portion	—	—	(311,609)
Long-term debt	$772,966	$34,403	$—
Conversion option subject to cash settlement	$—	$5,722	$78,390
Carrying value of equity component, net of issuance costs	$155,366	$114,035	$71,199
Fair value of outstanding notes	$725,632	$60,122	$1,157,450
Remaining amortization period of discount on the liability component	4.2 years	2.1 years	3.1 years
Effective interest rate of liability component	4.5%	8.3%	8.3%
Contractual coupon interest expense	$1,871	$414	$2,390
Accretion of discount on the liability component	$24,502	$7,671	$21,407

9.	Commitments

Operating Leases

The Company leases office and manufacturing facilities under various noncancellable operating lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. The Company is headquartered in San Diego, California and leases facilities in San Diego, California; Hayward, California; Branford, Connecticut; Madison, Wisconsin; the United Kingdom; the Netherlands; Japan; Singapore; Australia; Brazil; and China.

Annual future minimum payments under these operating leases as of January 1, 2012 were as follows (in thousands):

2012	$16,336
2013	22,598
2014	21,351
2015	20,355
2016	20,852
Thereafter	385,775
Total	$487,267

Rent expense was $17.4 million, $14.7 million, and $13.6 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

In 2010, the Company entered into the lease agreement for its current corporate headquarters facility located in San Diego, California. The lease commenced on November 1, 2011 and has an initial term of 20 years with four five-year options to extend. There is a one-time option to terminate the lease after 15 years in exchange for an early termination fee. The lease includes two existing office buildings and a central plant building with approximately 346,600 square feet. The Company has also agreed to lease a third office building to be built at this facility containing approximately 123,400 rentable square feet. The Company has the right to further expand the premises and lease one or more of three additional office buildings that may be built at this facility. Total minimum lease payments during the initial term of the lease is expected to be $355.9 million, excluding further expansion beyond the third building, and taking no consideration of tenant improvement allowances totaling $21.9 million. The Company capitalizes the leasehold improvements and amortizes them over the shorter of the lease term or their expected useful life. The leasehold improvement allowances reduce rent expense over the initial lease term.

Lease commitments of $100.0 million related to the lease for the Company’s former headquarters are also included in the table above. Upon vacating certain buildings of its former headquarters in late 2011, the Company recorded a cease-use loss of $23.6 million and a corresponding facility exit obligation of $25.0 million, as the Company is further obligated for certain ongoing operating costs prior to any sublease that may be obtained.

The facility exit obligation as of January 1, 2012 is as follows (in thousands):

January 1, 2012
Facility exit obligation, current portion	$4,408
Facility exit obligation, non-current	20,641
Total facility exit obligation	$25,049

10.	Share-based Compensation Expense

Total share-based compensation expense for all stock awards consists of the following (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cost of product revenue	$6,951	$5,378	$4,776
Cost of service and other revenue	695	470	514
Research and development	32,105	25,428	19,960
Selling, general and administrative	52,341	40,369	35,561
Share-based compensation expense before taxes	92,092	71,645	60,811
Related income tax benefits	(32,168)	(25,231)	(20,121)
Share-based compensation expense, net of taxes	$59,924	$46,414	$40,690

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchased under the ESPP during those periods are as follows:

Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Stock options granted:
Risk-free interest rate	0.85 - 2.23%	2.05 - 2.73%	1.69 - 1.97%
Expected volatility	41 - 53%	46 - 48%	55 - 58%
Expected term	4.7 - 5.5 years	6.0 years	5.2 years
Expected dividends	—	—	—

Stock purchased under the ESPP:
Risk-free interest rate	0.16 - 0.30%	0.17 - 0.48%	0.28 - 2.90%
Expected volatility	43 - 48%	46 - 48%	48 - 58%
Expected term	0.5 - 1.0 years	0.5 - 1.0 years	0.5 - 1.0 years
Expected dividends	—	—	—

As of January 1, 2012, approximately $158.9 million of total unrecognized compensation cost related to stock options, restricted stock units, and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 2.4 years.

11.	Stockholders’ Equity

Common Stock

On January 1, 2012 and January 2, 2011, the Company had 122,041,000 and 126,607,000 shares of common stock outstanding, respectively, excluding treasury shares.

Stock Options

On January 1, 2012, the Company had three active stock plans: the 2005 Stock and Incentive Plan (the 2005 Stock Plan), the 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan), and the New Hire Stock and Incentive Plan. As of January 1, 2012, options to purchase 5,220,000 shares remained available for future grant under the 2005 Stock Plan and 2005 Solexa Equity Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Stock options granted at the time of hire primarily vest over a four or five-year period, with 20% or 25% of options vesting on the first anniversary of the grant date and the remaining options vesting monthly over the remaining vesting period. Stock options granted subsequent to hiring primarily vest monthly over a four or five-year period. Each grant of options has a maximum term of ten years, measured from the applicable grant date, subject to earlier termination if the optionee's service with us ceases. Vesting in all cases is subject to the individual's continued service to us through the vesting date. The Company satisfies option exercises through the issuance of new shares.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's stock option activity under all stock option plans from December 28, 2008 through January 1, 2012 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 28, 2008	18,134	$16.26
Granted	1,560	28.86	$14.74
Exercised	(2,966)	10.56
Cancelled	(639)	14.88
Outstanding at January 3, 2010	16,089	18.59
Granted	2,045	39.11	18.82
Exercised	(5,541)	16.65
Cancelled	(711)	21.76
Outstanding at January 2, 2011	11,882	22.83
Granted	1,399	64.98	$27.47
Exercised	(2,784)	17.98
Cancelled	(119)	33.49
Outstanding at January 1, 2012	10,378	$29.69

At January 1, 2012, outstanding options to purchase 7,126,000 shares were exercisable with a weighted average per share exercise price of $23.58. The weighted average remaining life of options outstanding and exercisable is 6.1 years and 5.4 years, respectively, as of January 1, 2012.

The aggregate intrinsic value of options outstanding and options exercisable as of January 1, 2012 was $78.3 million and $71.2 million, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price per share on the last trading day of the fiscal period, which was $30.48 as of December 30, 2011, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $136.5 million, $156.9 million, and $73.4 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. Total fair value of options vested was $49.5 million, $47.3 million, and $52.2 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

Employee Stock Purchase Plan

A total of 15,467,000 shares of the Company's common stock have been reserved for issuance under its 2000 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000.

The ESPP provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year, 3,000,000 shares or such lesser amount as determined by the Company's board of directors. Shares totaling 328,000, 373,000, and 360,000 were issued under the ESPP during the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. The weighted average subscription date fair values of shares under the ESPP during the same periods were $20.08, $11.10, and $9.24, respectively. As of January 1, 2012 and January 2, 2011, there were 15,734,000 shares and 16,062,000 shares available for issuance under the ESPP, respectively.

Restricted Stock Units

The Company grants restricted stock units (RSUs) pursuant to its 2005 Stock and Incentive Plan as part of its periodic employee equity compensation review program. RSUs are share awards that, upon vesting, will deliver to the holder shares of

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company's common stock. For grants to new hires prior to July 2011, RSUs generally vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date, and 35% on the fourth anniversary of the grant date. For grants to new hires subsequent to July 2011, RSUs generally vest over a four-year period with equal vesting on anniversaries of the grant date. For grants to existing employees, RSUs generally vest over a four-year period with 15% vesting on the first anniversary of the grant date, 20% vesting on the second anniversary of the grant date, 30% vesting on the third anniversary of the grant date, and 35% vesting on the fourth anniversary of the grant date. The Company satisfies RSU vesting through the issuance of new shares.

A summary of the Company's RSU activity and related information from December 28, 2008 through January 1, 2012 is as follows:

	Restricted Stock Units (in thousands)(1)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 28, 2008	1,579	$32.68
Awarded	1,293	32.25
Vested	(246)	32.33
Cancelled	(117)	33.19
Outstanding at January 3, 2010	2,509	32.45
Awarded	1,353	50.74
Vested	(510)	32.10
Cancelled	(243)	33.36
Outstanding at January 2, 2011	3,109	40.39
Awarded	1,550	42.02
Vested	(827)	36.47
Cancelled	(356)	42.15
Outstanding at January 1, 2012	3,476	$41.87
_______________________________________

(1)	Each RSU represents the fair market value of one share of common stock.

Based on the closing price per share of the Company's common stock of $30.48 and $63.34 on December 30, 2011 and December 31, 2010, respectively, the total pretax intrinsic value of all outstanding RSUs as of January 1, 2012 and January 2, 2011 was $145.5 million and $125.6 million, respectively. Total fair value of RSUs vested was $30.2 million, $16.4 million, and $8.0 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

Warrants

During the year ended January 1, 2012, the remaining warrants assumed by the Company in a prior acquisition to purchase approximately 505,000 shares of the Company's common stock were exercised, resulting in cash proceeds to the Company of approximately $5.5 million. As of January 1, 2012, warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.435. These warrants were sold to counterparties to the Company's convertible note hedge transactions in connection with the offering of the Company's 2014 Notes, with the proceeds of such warrants used by the Company to partially offset the cost of such hedging transactions. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

Share Repurchases

In August 2011, the Company's board of directors authorized a $100 million discretionary repurchase program. During the year ended January 1, 2012, the Company utilized the authorized amount in its entirety and repurchased approximately 1,894,000 shares under this program.

Concurrently with the issuance of the Company's 2016 Notes in March 2011, 4,890,500 shares were repurchased for

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$314.3 million.

In July 2010, the Company's board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan over a 12 month period and $100 million allocated to repurchasing Company common stock at management's discretion during open trading windows. During the year ended January 1, 2012, the Company repurchased approximately 2,438,000 shares for $156.0 million. The authorized repurchase amount had been utilized completely as of January 1, 2012.

In November 2009, upon the completion of the $75.0 million repurchase program authorized by the Company's board of directors in July 2009, our board of directors authorized an additional $100.0 million stock repurchase program. In fiscal 2009, the Company repurchased a total of 6.1 million shares for $175.1 million, under both programs in open-market transactions or through privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This program expired at the end of 2009.

Stockholder Rights Plan

On May 3, 2001, the board of directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company. The dividend was payable on May 14, 2001 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one unit consisting of one thousandth of a share of its Series A Junior Participating Preferred Stock at a price of $100 per unit. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the outstanding common stock of the Company or announces an offer for 15% or more of the outstanding common stock. If a person or group acquires 15% or more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company which at the time of such transaction have a market value of two times the exercise price of the Right. The board of directors will be entitled to redeem the Rights at a price of $0.01 per Right at any time before any such person acquires beneficial ownership of 15% or more of the outstanding common stock. The Rights expired on May 14, 2011.

On January 25, 2012, the board of directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.01 per share (the Preferred Shares), at a price of $275.00 per one one thousandth of a Preferred Share, subject to adjustment. The Rights will not be exercisable until such time, if ever, that the board of directors determines to eliminate its deferral of the date on which separate Rights certificates are issued and the Rights trade separately from the Company's common stock (the Distribution Date). If a person or group acquires 15% or more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company which at the time of such transaction have a market value of two times the exercise price of the Right. The board of directors will be entitled to redeem the Rights at a price of $0.001 per Right at any time before the Distribution Date. The board of directors will also be entitled to exchange the Rights at an exchange ratio per Right of one share of common stock after any person acquires beneficial ownership of 15% or more of the outstanding common stock of the Company, and prior to the acquisition of 50% or more of the outstanding common stock of the Company. The Rights will expire on January 26, 2017.

12.	Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

13.	Income Taxes

The income (loss) before income taxes summarized by region is as follows (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
United States	$(7,100)	$109,068	$65,081
Foreign	140,145	76,311	49,044
Total income before income taxes	$133,045	$185,379	$114,125

The provision for income taxes consists of the following (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Current:
Federal	$43,161	$39,476	$43,565
State	3,958	8,607	2,511
Foreign	24,154	6,330	6,204
Total current provision	71,273	54,413	52,280
Deferred:
Federal	(22,738)	6,557	(14,607)
State	(8,050)	(6,808)	5,184
Foreign	5,932	6,326	(1,013)
Total deferred provision (benefit)	(24,856)	6,075	(10,436)
Total tax provision	$46,417	$60,488	$41,844

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Tax at federal statutory rate	$46,566	$64,881	$39,944
State, net of federal benefit	(49)	6,231	4,275
Research and other credits	(6,774)	(5,859)	(4,050)
Acquired in-process research & development	1,989	517	4,386
Change in valuation allowance	(688)	(9,497)	(1,967)
Permanent differences	1,668	1,397	2,093
Change in fair value of contingent consideration	(1,311)	(3,632)	—
Impact of foreign operations	5,579	7,597	(5,400)
Other	(563)	(1,147)	2,563
Total tax provision	$46,417	$60,488	$41,844

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 1, 2012	January 2, 2011
Deferred tax assets:
Net operating losses	$4,981	$11,898
Tax credits	16,647	18,329
Other accruals and reserves	22,411	17,616
Stock compensation	33,811	23,829
Inventory adjustments	16,469	5,573
Impairment of cost-method investment	4,972	5,058
Other amortization	4,521	4,893
Other	8,861	3,588
Total gross deferred tax assets	112,673	90,784
Valuation allowance on deferred tax assets	(1,799)	(4,986)
Total deferred tax assets	110,874	85,798
Deferred tax liabilities:
Purchased intangible amortization	(19,760)	(22,605)
Convertible debt	(49,404)	(3,191)
Other	(12,322)	(7,137)
Total deferred tax liabilities	(81,486)	(32,933)
Net deferred tax assets	$29,388	$52,865

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. During the year ended January 1, 2012, the valuation allowance decreased by $3.2 million primarily due to the dissolution of a dormant foreign subsidiary that was finalized during the fourth quarter. Based on the available evidence as of January 1, 2012, the Company was not able to conclude it is more likely than not certain U.S. and foreign deferred tax assets will be realized. Therefore, the Company recorded a valuation allowance of $1.8 million against certain U.S. deferred tax assets.

As of January 1, 2012, the Company had net operating loss carryforwards for federal and state tax purposes of $25.2 million and $162.0 million, respectively, which begin to expire in 2020 and 2013, respectively, unless utilized prior. In addition, the Company also had U.S. federal and state research and development tax credit carryforwards of $11.0 million and $34.3 million, respectively, which begin to expire in 2028 and 2019, respectively, unless utilized prior.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating loss and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of January 1, 2012 are net of any previous limitations due to Section 382 and 383.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During the year ended January 1, 2012, the Company realized $43.1 million of such excess tax benefits, and accordingly recorded a corresponding credit to additional paid in capital. As of January 1, 2012, the Company has $12.8 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

The Company’s manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2018. For the year ended January 1, 2012, these tax holidays and incentives resulted in an approximate $4.4 million decrease to the provision for income taxes and an increase to net income per diluted share of $0.03.

It is the Company's intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Accordingly, residual U.S. income taxes have not been provided on $102.8 million of undistributed earnings of foreign subsidiaries as of January 1, 2012. In the event the Company was required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.
The following table summarizes the gross amount of the Company’s uncertain tax positions (in thousands):

	January 1, 2012	January 2, 2011	January 3, 2010
Balance at beginning of year	$22,729	$11,760	$9,402
Increases related to prior year tax positions	875	5,066	—
Decreases related to prior year tax positions	(382)	—	—
Increases related to current year tax positions	5,174	5,903	2,358
Balance at end of year	$28,396	$22,729	$11,760

Included in the balance of uncertain tax positions as of January 1, 2012, and January 2, 2011 are $23.4 million and $18.3 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the Company's effective income tax rate in future periods.

The Company does not expect its uncertain tax positions to change significantly over the next 12 months. Any interest and penalties related to uncertain tax positions are reflected in income tax expense. During 2011, the Company recognized expenses of $1.1 million related to potential interest and penalties on uncertain tax positions. A minimal amount was recognized in 2010 for potential interest and penalties on uncertain tax positions. The Company recorded a liability for potential interest and penalties of $1.2 million as of January 1, 2012 and the liability was minimal as of January 2, 2011. Tax years 1997 to 2011 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

14.	Employee Benefit Plans

Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Company contributions to the plan are discretionary. During the years ended January 1, 2012, January 2, 2011, and January 3, 2010, the Company made matching contributions of $5.3 million, $4.2 million, and $3.3 million, respectively.

Deferred Compensation Plan

The Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. Eligible participants, which include the Company’s senior level employees and members of the board of directors, can contribute up to 80% of their base salary and 100% of all other forms of compensation into the Plan, including bonus, equity awards, commission, and director fees. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death or retirement or a change in control of the Company. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of January 1, 2012, no employer contributions were made to the Plan.

In January 2008, the Company also established a rabbi trust for the benefit of the participants under the Plan. In accordance with authoritative guidance related to consolidation of variable interest entities and accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of January 1, 2012 and January 2, 2011, the assets of the trust were $10.8 million and $6.4 million, respectively, and liabilities of the Company were $9.0 million and $5.3 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other (expense) income, net in the consolidated statement of income, and changes in the values of the deferred compensation liabilities are recorded in selling, general and administrative expenses.

15.	Segment Information, Geographic Data, and Significant Customers

The Company is organized in two operating segments: Life Sciences and Diagnostics. Life Sciences operating segment includes all products and services related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, VeraCode, and real-time PCR technologies. The Diagnostics operating segment focuses on the emerging opportunity in molecular diagnostics. During all periods presented, the Diagnostics operating segment had limited activity. Accordingly, the Company’s operating results for both units were reported on an aggregate basis as one reportable segment. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics operating segment exceeds 10% of the consolidated amounts.

The Company had revenue in the following regions for the years ended January 1, 2012, January 2, 2011, and January 3, 2010 (in thousands):

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
United States	$528,723	$498,981	$347,195
United Kingdom	67,578	60,521	55,854
Other European countries	210,393	163,062	140,931
Asia-Pacific	197,005	143,441	96,396
Other markets	51,836	36,736	25,948
Total	$1,055,535	$902,741	$666,324

Net revenues are attributable to geographic areas based on the region of destination.

The majority of our product sales consist of consumables and instruments. For the years ended January 1, 2012, January 2, 2011, and January 3, 2010, consumable sales represented 56%, 56%, and 59%, respectively, of total revenues and instrument sales comprised 35%, 36%, and 34%, respectively, of total revenues. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, and consumer genomics companies. The Company had no customers that provided more than 10% of total revenue in the years ended January 1, 2012, January 2, 2011, and January 3, 2010.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. The Company had net long-lived assets consisting of property and equipment in the following regions as of January 1, 2012 and January 2, 2011 (in thousands):

	January 1, 2012	January 2, 2011
United States	$94,624	$75,050
United Kingdom	22,642	26,578
Singapore	14,673	14,739
Other countries	11,544	13,507
Total	$143,483	$129,874

16.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for fiscal years 2011 and 2010 ended January 1, 2012 and January 2, 2011, respectively were 13 weeks. Summarized quarterly data for fiscal years 2011 and 2010 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Total revenue	$282,515	$287,450	$235,499	$250,071
Gross profit	188,041	193,356	157,115	170,586
Net income	24,137	30,620	20,151	11,720
Net income per share, basic	0.19	0.25	0.17	0.10
Net income per share, diluted	0.16	0.22	0.15	0.09
2010:
Total revenue	$192,131	$212,003	$237,309	$261,298
Gross profit	132,178	146,091	157,145	166,126
Net income	21,208	29,796	35,447	38,440
Net income per share, basic	0.18	0.24	0.28	0.31
Net income per share, diluted	0.16	0.21	0.24	0.25

17.	Subsequent Event

On January 27, 2012, CKH Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Roche Holding Ltd, a joint stock company organized under the laws of Switzerland (together, “Roche”), commenced an unsolicited tender offer (the "Offer") to purchase all outstanding shares of common stock of the Company for $44.50 per share. As more fully described in the Company's Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on February 7, 2012 in response to the Offer, the Board of Directors unanimously recommended that the Company's stockholders reject the Roche offer and not tender their shares to Roche for purchase.

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

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2011 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2012. The effectiveness of our internal control over financial reporting as of January 1, 2012 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Illumina, Inc.
We have audited Illumina, Inc.’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Illumina, Inc. as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2012 of Illumina, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.
/s/  ERNST & YOUNG LLP
San Diego, California
February 23, 2012

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

(b) Identification of Executive Officers. Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

Code of Ethics

We have adopted a code of ethics for our directors, officers, and employees, which is available on our website at www.illumina.com in the Corporate Governance portal of the Investor Relations section under “Company.” A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Corporate Secretary, Illumina, Inc., 5200 Illumina Way, San Diego, California 92122. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website. The information on, or that can be accessed from, our website is not incorporated by reference into this report.

ITEM 11.	Executive Compensation.

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

ITEM 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:  See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule:  See “Schedule II — Valuation and Qualifying Accounts and Reserves” in this section of this Form 10-K.

3. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expense/ Revenue(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year ended January 1, 2012
Allowance for doubtful accounts	$1,686	4,201	(1,890)	$3,997
Reserve for inventory	12,273	14,160	(11,935)	14,498
Year ended January 2, 2011
Allowance for doubtful accounts	$1,398	341	(53)	$1,686
Reserve for inventory	10,597	9,559	(7,883)	12,273
Year ended January 3, 2010
Allowance for doubtful accounts	$1,138	828	(568)	$1,398
Reserve for inventory	6,431	8,403	(4,237)	10,597
_______________________________________

(1)	Additions to the allowance for doubtful accounts and reserve for inventory are charged to selling, general and administrative expense and cost of product revenue respectively.

(2)	Deductions for allowance for doubtful accounts and reserve for inventory are for accounts receivable written off and disposal of obsolete inventory.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	000-30361	3.1	9/23/2008
3.2	Amended and Restated Bylaws	8-K	000-30361	3.2	4/27/2010
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 26, 2012	8-K	000-30361	3.1	1/26/2012
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Rights Agreement, dated as of January 26, 2012, between Illumina, Inc. and Computershare Trust Company, N.A., as Rights Agent	8-K	000-30361	4.1	1/26/2012
4.3	Indenture related to the 0.625% Convertible Senior Notes due 2014, dated as of February 16, 2007, between Illumina and The Bank of New York, as trustee	8-K	000-30361	4.1	2/16/2007
4.4	Indenture related to the 0.25% Convertible Senior Notes due 2016, dated as of March 18, 2011, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	000-30361	4.1	5/4/2011
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through February 2, 2012					X
+10.5	2005 Stock and Incentive Plan, as amended and restated through April 22, 2010	S-8	333-168393	4.5	7/29/2010
+10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan					X
+10.7	Form of Stock Option Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan					X
+10.8	Form of Restricted Stock Unit Agreement for Employees under 2005 Stock and Incentive Plan					X
+10.9	Form of Stock Option Agreement for Employees under 2005 Stock and Incentive Plan					X
+10.10	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010

10.11	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.12	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.13	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.14	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.15	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.16	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
10.17	License Agreement, dated June 24, 2002, between Dade Behring Marburg GmbH and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.23	3/2/2004
10.18	Non-exclusive License Agreement, dated January 24, 2002, between Amersham Biosciences Corp. and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.24	3/2/2004
10.19	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.20	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Illumina (with certain confidential portions omitted)	10-Q	000-30361	10.27	11/12/2004
10.21	Collaboration Agreement, dated December 17, 2004, between Invitrogen Corporation and Illumina (with certain confidential portions omitted)	10-K	000-30361	10.28	3/8/2005
10.22	Joint Development and Licensing Agreement, dated May 15, 2006, between deCODE genetics, ehf. and Illumina (with certain confidential portions omitted)	10-Q	000-30361	10.32	8/2/2006
10.23	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.24	Settlement and Release Agreement between Affymetrix, Inc. and Illumina, dated January 9, 2008	10-K	000-30361	10.44	2/26/2008
10.25	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.1	2/16/2007
10.26	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.2	2/16/2007
10.27	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.3	2/16/2007
10.28	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.4	2/16/2007

10.29	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.5	2/16/2007
10.30	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.6	2/16/2007
10.31	Lease Agreement, dated December 30, 2010, between ARE-SD Region No. 32, LLC and Illumina	10-K	000-30361	10.35	2/28/2011
+10.32	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
_______________________________________

+	Management contract or corporate plan or arrangement
Supplemental Information
No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2012.

ILLUMINA, INC.

By	/s/ JAY T. FLATLEY
Jay T. Flatley President and Chief Executive Officer

February 23, 2012
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jay T. Flatley and Marc A. Stapley, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAY T. FLATLEY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012
Jay T. Flatley

/s/ Marc A. Stapley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012
Marc A. Stapley

/s/ WILLIAM H. RASTETTER	Chairman of the Board of Directors	February 23, 2012
William H. Rastetter

/s/ A. BLAINE BOWMAN	Director	February 23, 2012
A. Blaine Bowman

/s/ DANIEL M. BRADBURY	Director	February 23, 2012
Daniel M. Bradbury

/s/ KARIN EASTHAM	Director	February 23, 2012
Karin Eastham

/s/ PAUL GRINT	Director	February 23, 2012
Paul Grint

/s/ Gerald Möller	Director	February 23, 2012
Gerald Möller

/s/ DAVID R. WALT	Director	February 23, 2012
David R. Walt

/s/ ROY WHITFIELD	Director	February 23, 2012
Roy Whitfield