Form 10-Q
period 2012-04-01
ILLUMINA INC
filed 2012-05-03
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 1, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number 001-35406
Illumina, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0804655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Illumina Way, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 13, 2012, there were 123,448,010 shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1, 2012	January 1, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,194	$302,978
Short-term investments	1,006,169	886,590
Accounts receivable, net	202,234	173,886
Inventory, net	128,684	128,781
Deferred tax assets, current portion	22,692	23,188
Prepaid expenses and other current assets	17,318	29,196
Total current assets	1,637,291	1,544,619
Property and equipment, net	143,494	143,483
Goodwill	321,853	321,853
Intangible assets, net	103,007	106,475
Deferred tax assets, long-term portion	26,479	19,675
Other assets	69,350	59,735
Total assets	$2,301,474	$2,195,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,861	$49,806
Accrued liabilities	198,040	187,774
Long-term debt, current portion	35,025	—
Total current liabilities	292,926	237,580
Long-term debt	780,943	807,369
Other long-term liabilities	62,333	69,954
Conversion option subject to cash settlement	5,100	5,722
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,681	1,668
Additional paid-in capital	2,309,285	2,249,900
Accumulated other comprehensive income	2,263	2,117
Accumulated deficit	(42,510)	(68,707)
Treasury stock, at cost	(1,110,547)	(1,109,763)
Total stockholders’ equity	1,160,172	1,075,215
Total liabilities and stockholders’ equity	$2,301,474	$2,195,840
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue:
Product revenue	$255,636	$266,717
Service and other revenue	17,134	15,798
Total revenue	272,770	282,515
Cost of revenue:
Cost of product revenue	80,151	85,437
Cost of service and other revenue	8,565	6,052
Amortization of acquired intangible assets	3,043	2,985
Total cost of revenue	91,759	94,474
Gross profit	181,011	188,041
Operating expense:
Research and development	48,839	50,200
Selling, general and administrative	67,969	65,661
Unsolicited tender offer related expense	8,092	—
Restructuring charges	2,622	—
Headquarter relocation expense	2,140	2,522
Acquisition related expense	1,737	270
Total operating expense	131,399	118,653
Income from operations	49,612	69,388
Other income (expense):
Interest income	2,526	1,540
Interest expense	(9,202)	(7,390)
Other expense, net	(2,663)	(27,530)
Total other expense, net	(9,339)	(33,380)
Income before income taxes	40,273	36,008
Provision for income taxes	14,071	11,871
Net income	$26,202	$24,137
Net income per basic share	$0.21	$0.19
Net income per diluted share	$0.20	$0.16
Shares used in calculating basic net income per share	122,642	126,517
Shares used in calculating diluted net income per share	133,859	153,129
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income	$26,202	$24,137
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	145	(645)
Total comprehensive income	$26,347	$23,492
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net income	$26,202	$24,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,959	12,829
Amortization of acquired intangible assets	3,195	2,985
Share-based compensation expense	23,029	22,039
Accretion of debt discount	8,599	6,514
Loss on extinguishment of debt	—	27,177
Contingent compensation expense	2,921	1,204
Incremental tax benefit related to stock options exercised	(9,494)	(10,000)
Deferred income taxes	(5,323)	6,636
Change in fair value of contingent consideration	1,737	270
Other non-cash adjustments	2,484	2,425
Changes in operating assets and liabilities:
Accounts receivable	(29,158)	(11,112)
Inventory	159	(3,950)
Prepaid expenses and other current assets	1,231	(5,445)
Other assets	(2,126)	(3,093)
Accounts payable	10,259	(630)
Accrued liabilities	14,223	17,683
Other long-term liabilities	4,413	(951)
Unrealized loss (gain) on foreign exchange	1,130	(140)
Net cash provided by operating activities	65,440	88,578
Cash flows from investing activities:
Purchases of available-for-sale securities	(331,652)	(360,657)
Sales of available-for-sale securities	188,766	217,133
Maturities of available-for-sale securities	21,600	61,839
Net cash paid for acquisitions	—	(58,302)
Purchases of strategic investments	(7,500)	(475)
Purchases of property and equipment	(13,084)	(12,300)
Cash paid for intangible assets	—	(114)
Net cash used in investing activities	(141,870)	(152,876)
Cash flows from financing activities:
Payments on current portion of long-term debt	—	(253,135)
Proceeds from issuance of convertible notes	—	786,000
Incremental tax benefit related to stock options exercised	9,494	10,000
Common stock repurchases	—	(338,320)
Proceeds from exercises of warrants	—	5,512
Proceeds from issuance of common stock	24,122	15,424
Net cash provided by financing activities	33,616	225,481
Effect of exchange rate changes on cash and cash equivalents	30	211
Net (decrease) increase in cash and cash equivalents	(42,784)	161,394
Cash and cash equivalents at beginning of period	302,978	248,947
Cash and cash equivalents at end of period	$260,194	$410,341
See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1. Summary of Significant Accounting Policies

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012, from which the balance sheet information herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended April 1, 2012 and April 3, 2011 were both 13 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company's revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instrumentation and consumables used in genetic analysis. Service and other revenue primarily consists of revenue received for performing genotyping and sequencing services, instrument service contract sales, and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. All revenue is recorded net of any discounts.

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

In order to establish VSOE of selling price, the Company must regularly sell the product or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has rarely established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company's pricing committee adjusted for applicable discounts. The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance.

During 2011, the Company completed its Genome Analyzer trade-in program that enabled certain Genome Analyzer customers to trade in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer prior to the beginning of the incentive program in early 2010 and was the only significant trade-in program offered by the Company to date. The Genome Analyzer trade-in program was completed during the fiscal year ended January 1, 2012. The Company accounted for HiSeq 2000 discounts related to the Genome Analyzer trade-in program as reductions to revenue upon recognition of the HiSeq 2000 sales revenue, which is later than the date the trade-in program was launched.

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

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value and are not designated as hedging instruments. Changes in the value of the derivative are recognized in other expense, net, in the consolidated statements of income for the current period, along with an offsetting remeasurement gain or loss on the underlying foreign currency denominated assets or liabilities.

As of April 1, 2012, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of April 1, 2012, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $51.1 million. Gains and losses related to the non-designated foreign exchange forward contracts for the three months ended April 1, 2012 were immaterial.

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

During 2011, the Company substantially completed the relocation of its headquarters to another facility in San Diego, California. In relation to this move, the Company recorded and continues to record headquarter relocation expenses consisting primarily of moving expenses, accelerated depreciation expense, cease-use loss, and additional rent expense during the transition period when both the new and former headquarters facilities are occupied. Accelerated depreciation expense is recorded for leasehold improvements based on the reassessed useful lives of less than a year. Cease-use loss and a corresponding facility exit obligation for vacating certain buildings of the Company's former facilities are calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items, estimated lease incentives, and the risk-adjusted discount rate.

Restructuring Charges

In late 2011, the Company announced and executed a restructuring plan to reduce the Company's workforce and to consolidate certain facilities. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. If a terminated employee was retained for a period of time beyond the announcement date, any retention related costs are accrued over the retention period. The Company will measure and accrue the facilities exit costs at fair value upon its exit. Facilities exit costs primarily consist of cease-use losses to be recorded upon vacating the facilities, asset impairment, and accelerated depreciation expenses.

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

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method. Diluted net income per share reflects the potential dilution from outstanding stock options, restricted stock units, performance stock units, employee stock purchase plan (ESPP) obligations, warrants, shares subject to forfeiture, and convertible senior notes. Under the treasury stock method, convertible senior notes will have a dilutive impact when the average market price of the Company’s common stock is above the applicable conversion price of the respective notes. In addition, the following amounts are assumed to be used to repurchase shares: the amount that must be paid to exercise stock options and warrants and purchase shares under the ESPP; the amount of compensation expense for future services that the Company has not yet recognized for stock options, restricted stock units, performance stock units, ESPP shares, and shares subject to forfeiture; and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Weighted average shares outstanding	122,642	126,517
Effect of dilutive potential common shares from:
Convertible senior notes	991	10,953
Equity awards	4,060	5,790
Warrants sold in connection with convertible senior notes	6,166	9,869
Weighted average shares used in calculation of diluted net income per share	133,859	153,129
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	2,538	831

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	April 1, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$402,474	$441	$(216)	$402,699	$393,759	$428	$(148)	$394,039
Corporate debt securities	504,116	1,692	(379)	505,429	432,550	1,293	(461)	433,382
U.S. Treasury securities	98,020	111	(90)	98,041	58,955	214	—	59,169
Total available-for-sale securities	$1,004,610	$2,244	$(685)	$1,006,169	$885,264	$1,935	$(609)	$886,590

As of April 1, 2012, the Company had 121 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months except for one security with a fair value of $2.0 million and an immaterial gross unrealized loss as of April 1, 2012. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or until the cost basis is recovered.

The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position for less than twelve months as of April 1, 2012 and January 1, 2012 aggregated by investment category (in thousands):

	April 1, 2012		January 1, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$144,029	$(216)	$133,904	$(148)
Corporate debt securities	156,430	(378)	138,326	(461)
U.S. Treasury securities	62,444	(90)	—	—
Total	$362,903	$(684)	$272,230	$(609)

Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. Gross realized gains and losses on sales of available-for-sale securities for the three months ended April 1, 2012 and April 3, 2011 were immaterial.

Contractual maturities of available-for-sale debt securities as of April 1, 2012 were as follows (in thousands):

Estimated Fair Value
Due within one year	$346,009
After one but within five years	660,160
Total	$1,006,169

Cost-Method Investments

As of April 1, 2012 and January 1, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $52.8 million and $45.3 million, respectively, which were included in other long-term assets in the consolidated balance sheets. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three months ended April 1, 2012 or April 3, 2011. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Inventory

Inventory, net, consists of the following (in thousands):

	April 1, 2012	January 1, 2012
Raw materials	$55,386	$58,340
Work in process	55,599	53,412
Finished goods	17,699	17,029
Total inventory, net	$128,684	$128,781

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 1, 2012	January 1, 2012
Deferred revenue, current portion	$59,572	$52,573
Accrued compensation expenses	41,759	52,035
Accrued taxes payable	23,336	19,339
Customer deposits	19,362	17,958
Reserve for product warranties	11,871	11,966
Deferred rent, current portion	8,943	11,042
Acquisition related contingent consideration liability, current portion	8,375	2,335
Facility exit obligation, current portion	4,389	4,408
Accrued unsolicited tender offer related expenses	3,165	—
Accrued royalties	2,757	5,682
Other accrued expenses	14,511	10,436
Total accrued liabilities	$198,040	$187,774

3. Restructuring Activities

In late 2011 Company implemented a cost reduction initiative that included workforce reductions and the consolidation of certain facilities. In total, the Company notified approximately 200 employees of their involuntary termination.

Charges recorded during the three months ended April 1, 2012 primarily related to severance pay and other employee separation costs. A summary of the pre-tax charge and estimated total costs associated with the initiative is as follows (in thousands):

	Employee Separation Costs	Facilities Exit Costs	Other Costs	Total
Amount recorded in accrued liabilities as of January 1, 2012	$3,496	$—	$30	$3,526

Activities recorded during the three months ended April 1, 2012:
Additional expenses	2,257	—	365	2,622
Cash paid	(4,793)	—	(254)	(5,047)
Amount recorded in accrued liabilities as of April 1, 2012	$960	$—	$141	$1,101

Cumulative expense recorded since inception	$9,940	$—	$818	$10,758
Estimated total restructuring costs to be incurred	$10,937	$1,500	$1,418	$13,855

4. Acquisitions

On January 10, 2011, the Company acquired Epicentre Technologies Corporation ("Epicentre"), a provider of nucleic acid sample preparation reagents and specialty enzymes used in sequencing and microarray applications. Total consideration for the acquisition was $71.4 million, which included $59.4 million in net cash payments made at closing, $4.6 million in the fair value of contingent consideration settled in stock that is subject to forfeiture if certain non-revenue based milestones are not met, and $7.4 million in the fair value of contingent cash consideration of up to $15.0 million based on the achievement of certain revenue based milestones by January 10, 2013.

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

As of April 1, 2012, the Company’s remaining gross milestone obligations related to prior year acquisitions other than Epicentre consisted of potential employment-related milestone payments of $1.4 million. Employment-related contingent compensation expense is recorded in operating expense.
Contingent compensation expenses recorded as a result of all prior acquisitions consist of the following (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Contingent compensation expense, included in research and development expense	$732	$1,436
Contingent compensation expense, included in selling, general and administrative expense	2,360	688
Total contingent compensation expense	$3,092	$2,124

5. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 1, 2012 and January 1, 2012 (in thousands):

	April 1, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$173,640	$—	$—	$173,640	$166,898	$—	$—	$166,898
Debt securities in government sponsored entities	—	402,699	—	402,699	—	394,039	—	394,039
Corporate debt securities	—	505,429	—	505,429	—	433,382	—	433,382
U.S. Treasury securities	98,041	—	—	98,041	59,169	—	—	59,169
Deferred compensation plan assets	—	12,940	—	12,940	—	10,800	—	10,800
Total assets measured at fair value	$271,681	$921,068	$—	$1,192,749	$226,067	$838,221	$—	$1,064,288
Liabilities:
Acquisition related contingent consideration liability	$—	$—	$8,375	$8,375	$—	$—	$6,638	$6,638
Deferred compensation liability	—	11,368	—	11,368	—	8,970	—	8,970
Total liabilities measured at fair value	$—	$11,368	$8,375	$19,743	$—	$8,970	$6,638	$15,608

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on "consensus pricing," using market prices from a variety of industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company's deferred compensation plan assets consist primarily of mutual funds. The Company performs certain procedures to corroborate the fair value of its holdings, including comparing prices obtained from service providers to prices obtained from other reliable sources.

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated probabilities to achieve the relevant milestones and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $1.7 million expense recorded in acquisition related expense in the consolidated statements of income during the three months ended April 1, 2012.
Changes in estimated fair value of contingent consideration liabilities from January 1, 2012 through April 1, 2012 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2012	$6,638
Change in estimated fair value, recorded in acquisition related expense, net	1,737
Balance as of April 1, 2012	$8,375

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

Changes in the Company’s reserve for product warranties from January 1, 2012 through April 1, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$11,966
Additions charged to cost of revenue	4,111
Repairs and replacements	(4,206)
Balance as of April 1, 2012	$11,871

7. Convertible Senior Notes

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920.0 million aggregate principal amount of 0.25% convertible senior notes due 2016 (the "2016 Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The 2016 Notes were issued at 98.25% of par value. Debt issuance costs of approximately $0.4 million was primarily comprised of legal, accounting, and other professional fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the five-year term of the 2016 Notes.

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

The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes, payable semiannually in arrears in cash on March 15 and September 15 of each year. The Company made an interest payment of $1.2 million in March 2012. The 2016 Notes mature on March 15, 2016. If a designated event, as defined in the indenture for the 2016 Notes, such as an acquisition, merger, or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

If the 2016 Notes were converted as of April 1, 2012, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes, which was anti-dilutive for the three months ended April 1, 2012.

0.625% Convertible Senior Notes due 2014

In 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (the "2014 Notes"). The Company pays 0.625% interest per annum on the principal amount of the 2014 Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. Interest payment made during the three months ended April 1, 2012 was immaterial due to conversions which occurred in prior periods. The 2014 Notes mature on February 15, 2014.

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

The 2014 Notes became convertible into cash and shares of the Company's common stock in various prior periods and became convertible again from April 1, 2012 through, and including, June 30, 2012. During the three months ended April 3, 2011, the principal amount of 2014 Notes converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each such conversion. The balance of the convertible note hedge transactions with respect to approximately $40.1 million principal amount of the 2014 Notes (which are convertible for up to approximately 1,838,000 shares of the Company's common stock) remained in place as of April 1, 2012. The warrants were not affected by the early conversions of the 2014 Notes and, as a result, warrants covering up to approximately 18,322,000 shares of common stock remained outstanding as of April 1, 2012.

As a result of the conversions during the three months ended April 3, 2011, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. There were no conversions of the convertible senior notes during the three months ended April 1, 2012. If the 2014 Notes were converted as of April 1, 2012, the if-converted value would exceed the principal amount by $55.4 million.

The following table summarizes information about the equity and liability components of the 2014 Notes and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	April 1, 2012		January 1, 2012
	0.25% Convertible Senior Notes due 2016	0.625% Convertible Senior Notes due 2014	0.25% Convertible Senior Notes due 2016	0.625% Convertible Senior Notes due 2014
Principal amount of convertible notes outstanding	$920,000	$40,125	$920,000	$40,125
Unamortized discount of liability component	(139,057)	(5,100)	(147,034)	(5,722)
Net carrying amount of liability component	780,943	35,025	772,966	34,403
Less: current portion	—	(35,025)	—	—
Long-term debt	$780,943	$—	$772,966	$34,403
Conversion option subject to cash settlement	$—	$5,100	$—	$5,722
Carrying value of equity component, net of debt issuance cost	$155,366	$113,413	$155,366	$114,035
Fair value of outstanding notes (Level 2 measurement)	$878,444	$96,826	$725,632	$60,122
Remaining amortization period of discount on the liability component	4.0 years	1.9 years	4.2 years	2.1 years

Effective interest rate of the liability component for the 2014 Notes and 2016 Notes were 8.3% and 4.5%, respectively. Contractual coupon interest expense recorded for the 2014 Notes and 2016 Notes during the three months ended April 1, 2012 and April 3, 2011 were immaterial. Accretion of discount on the liability component of the 2016 Notes for the three months ended April 1, 2012 was $8.0 million and immaterial for the 2014 Notes. Accretion of discount on the liability component of the 2014 Notes and 2016 Notes for the three months ended April 3, 2011 was $5.3 million and $1.2 million , respectively.

8. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of product revenue	$1,812	$1,512
Cost of service and other revenue	17	210
Research and development	7,427	7,728
Selling, general and administrative	13,773	12,589
Share-based compensation expense before taxes	23,029	22,039
Related income tax benefits	(7,823)	(7,761)
Share-based compensation expense, net of taxes	$15,206	$14,278

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchased under the ESPP for those periods are as follows:

Three Months Ended
	April 1, 2012	April 3, 2011
Stock Options:
Risk-free interest rate	0.74%	2.23%
Expected volatility	43%	43%
Expected term	4.7 years	5.5 years
Expected dividends	—	—
ESPP:
Risk-free interest rate	0.09 - 0.13%	0.18 - 0.28%
Expected volatility	53 - 64%	43 - 46%
Expected term	0.5 - 1.0 years	0.5 - 1.0 years
Expected dividends	—	—

As of April 1, 2012, approximately $183.6 million of unrecognized compensation cost related to stock options, restricted stock units, performance stock units, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.4 years.

9. Stockholders’ Equity

Stock Options

The Company’s stock option activity under all stock option plans during the three months ended April 1, 2012 is as follows:

	Options (in thousands)	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2012	10,378	$29.69
Granted	136	36.30
Exercised	(997)	18.07
Cancelled	(114)	40.57
Outstanding as of April 1, 2012	9,403	$30.88

At April 1, 2012, outstanding options to purchase approximately 6,622,000 shares were exercisable with a weighted average exercise price per share of $25.26. Options granted during the three months ended April 1, 2012 had a weighted average grant-date fair value per share of $13.46.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended April 1, 2012, approximately 156,000 shares were issued under the ESPP with a weighted average subscription date fair value per share of $18.26. As of April 1, 2012, there were approximately 15,578,000 shares available for issuance under the ESPP.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information for the three months ended April 1, 2012 is as follows:

	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value per Share
	(in thousands)
Outstanding at January 1, 2012	3,476	$41.87
Awarded	541	50.19
Vested	(237)	38.93
Cancelled	(159)	45.95
Outstanding as of April 1, 2012	3,621	$37.64
 _______________________________________

(1)	The fair value of each restricted stock unit represents the fair market value of one share of the Company’s common stock.

Performance Stock Units

During the three months ended April 1, 2012, the Company's Compensation Committee of the Company's Board of Directors approved changes to the Company's long-term equity incentive program for executive officers and approved the issuance of certain performance stock units at the end of a three-year performance period. The number of shares issuable will range from 50% and 150% of approximately 528,000 shares approved in the award, based on the Company's performance relative to specified earnings per share targets at the end of the three-year performance period. The performance stock units were awarded with a weighted average grant-date fair value of $50.47, which represents the fair market value of one share of the Company’s common stock on the grant date.

Warrants

As of April 1, 2012, warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.435. These warrants were sold to counterparties to the Company's convertible note hedge transactions in connection with the offering of the 2014 Notes, with the proceeds of such warrants used by the Company to partially offset the cost of such hedging transactions. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

Share Repurchase Plan

On April 18, 2012, the Company's Board of Directors authorized a $250 million stock repurchase program, which will be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs.

Stockholder Rights Plan

On January 25, 2012, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), at a price of $275.00 per one thousandth of a Preferred Share, subject to adjustment. The Rights will not be exercisable until such time, if ever, that the Board of Directors determines to eliminate its deferral of the date on which separate Rights certificates are issued and the Rights trade separately from the Company's common stock (the "Distribution Date"). If a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company that at the time of such transaction have a market value of two times the exercise price of the Right. The Board of Directors will be entitled to redeem the Rights at a price of $0.001 per Right at any time before the Distribution Date. The Board of Directors will also be entitled to exchange the Rights at an exchange ratio per Right of one share of common stock after any person acquires beneficial ownership of 15% or more of the Company's outstanding common stock, and prior to the acquisition of 50% or more of the Company's outstanding common stock. The Rights will expire on January 26, 2017.

10. Income Taxes

The effective tax rate for the three months ended April 1, 2012 was 34.9%, slightly lower than the U.S. federal statutory rate of 35%. The Company’s effective tax rate varies from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.

11. Legal Proceedings

On February 28, 2012, a federal jury in Wilmington, Delaware, found that certain of the Company's sample preparation and cluster generation kits and products sold in the United States infringe U.S. Patent No. 6,107,023, owned by LadaTech LLC, a patent holding company. The case will now proceed to its next phase in which the Company will have the opportunity to demonstrate that the jury's verdict should not stand because the patent is unenforceable. In addition, the damages phase of the case has not been scheduled and will not proceed, if at all, until at least the second half of 2013, after all appropriate appeals of the jury verdict have been taken.

As a result of the Roche tender offer, the Company is involved in three stockholder class action lawsuits, with one case pending in the U.S. District Court for the Southern District of California, one case pending in the California Superior Court (County of San Diego), and one consolidated case pending in the Court of Chancery for the State of Delaware. The plaintiffs in each of these cases contend that our directors breached their fiduciary duties to our stockholders by taking defensive measures in response to Roche's tender offer, by failing to negotiate with Roche, and by not giving adequate consideration to its offer. We believe that fees and expenses we incur in connection with these stockholder class action lawsuits are covered under our directors and officers insurance policy, after the retention has been met.

The Company is also involved in various other lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

During the three months ended April 1, 2012, the Company recorded incremental legal contingency loss accrual of $2.2 million in aggregate within cost of product revenue. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or, other than with respect to amounts already recorded, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

12. Unsolicited Tender Offer

On January 27, 2012, CKH Acquisition Corporation and Roche Holding Ltd. (together, “Roche”) commenced an unsolicited tender offer (the "Offer") to purchase all outstanding shares of the Company's common stock for $44.50 per share. As more fully described in the Company's Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on February 7, 2012 in response to the Offer, the Company's Board of Directors unanimously recommended that the Company's stockholders reject the Offer and not tender their shares to Roche for purchase.

On March 28, 2012, Roche revised the Offer to purchase all outstanding shares of the Company's common stock for $51.00 per share. As more fully described in the Amendment No. 11 to Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on April 2, 2012 in response to the revised Offer, the Company's Board of Directors unanimously recommended that the Company's stockholders reject the Roche offer and not tender their shares to Roche for purchase. The Offer expired, without being extended, on April 20, 2012.

In relation to the Offer, the Company recorded $8.1 million in expenses during the three months ended April 1, 2012, consisting primarily of legal, advisory, and other professional services fees, as well as proxy solicitation costs.

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

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our broad portfolio of instruments, consumables, and analysis tools are designed to simplify genetic analysis. This portfolio addresses the full range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. In 2007, through our acquisition of Solexa, Inc., we acquired our proprietary sequencing by synthesis (SBS) technology that is at the heart of our leading-edge sequencing instruments. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and copy number variation (CNV) analyses, as well as gene expression profiling and other DNA, RNA, and protein studies. In 2010, through our acquisition of Helixis, Inc., we expanded our instrument portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences. To further enhance our genetic analysis workflows, in 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Funding Environment

We believe the uncertainty surrounding the levels of government and academic research funding in the United States and Europe will continue in 2012, which could lead to purchasing delays and could negatively impact our business. Many of our customers receive funding from government agencies to purchase our instruments, products, and services. There remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slow economic growth. We estimate that approximately one-third of our total revenue is derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). Based on the fiscal year 2012 Congressional budget, the adjusted fiscal 2012 NIH budget increased 1% as compared to fiscal 2011 levels. The significance and timing of any reductions to the NIH budget beyond fiscal 2012 may be significantly impacted by the sequestration provisions of the Budget Control Act of 2011, which was enacted on August 2, 2011, and by whether these provisions remain in effect. In addition, the U.S. Department of Health and Human Services (HHS), of which the NIH is a part, has the ability to reallocate funds within its budget to spare the NIH from the full effect of HHS budget reductions. Accordingly, although there is no clarity on sequestration and the NIH budget for 2013 remains uncertain, we continue to believe that a dramatic reduction in NIH funding is unlikely. We further believe that allocations within the NIH budget will continue to favor genetic analysis tools and, in particular, next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available, and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. During Q1 2012, we increased our manufacturing capacity for the MiSeq, our low-cost personal sequencing system, allowing us to increase unit shipments and reduce customer lead time. Also in Q1 2012, we announced the HiSeq 2500 sequencing system, which will allow customers to sequence an entire human genome in approximately a day (up to 120 Gb in 27 hours or 600 Gb per run). Full commercial shipments of the HiSeq 2500 are expected to commence in the second half of 2012.

We experienced a sequential increase in sequencing consumable sales in Q1 2012, driven by an increase in consumable revenue per HiSeq system and growth of the installed base of our sequencing instruments. We believe that our sequencing consumable revenue will grow in future periods with the continued expansion of our installed base.

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that focused studies will drive future microarray sales growth; however, as the cost of sequencing continues to decrease, we believe that researchers will migrate certain whole genome array studies to sequencing at some point in the future.

Financial Overview

Financial highlights for Q1 of 2012 include the following:

•
Net revenue decreased by 3% during Q1 2012 compared to Q1 2011. Revenue in Q1 2011 benefited significantly from a large number of HiSeq 2000 units shipped, driven by the considerable backlog entering the quarter and the demand generated by our Genome Analyzer trade-in program. Q1 2012 revenue was driven by an increase in sequencing and microarray consumable sales resulting from an increase in consumable revenue per HiSeq system, the continued growth in our instrument system installed base and strong demand for focused content arrays. Furthermore, the second full quarter of MiSeq systems and consumables shipments further contributed to Q1 2012 revenue.

•
Gross profit as a percentage of revenue (gross margin) was 66.4% in Q1 2012, a slight decrease from 66.6% in Q1 2011. We saw the positive effects of a shift in sales mix from instrument systems to consumables, which have a higher gross margin. However, these were offset by an incremental legal contingency loss recorded in Q1 2012. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our ability to set pricing, product mix changes between consumable and instrument sales, our cost structure for manufacturing operations, and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations decreased 29% in Q1 2012 compared to Q1 2011 primarily due to an 11% increase in total operating expenses, which was driven primarily by costs incurred to address an unsolicited tender offer and for restructuring charges recorded in Q1 2012. We expect to incur additional expenses related to the unsolicited tender offer and restructuring through 2012.

•
Our effective tax rate was 34.9% in Q1 2012. The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. For the remainder of 2012 and beyond, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory rate as the portion of our earnings subject to lower statutory tax rates increases and the U.S. research and development tax credit is passed and retroactively applied for 2012.

•
We ended Q1 2012 with cash, cash equivalents, and short-term investments totaling $1.3 billion. In Q1 2012, we generated $65.4 million in cash from operations, a $23.1 million, or 26%, decrease from Q1 2011, driven primarily by changes in working capital.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q1 2012	Q1 2011
Revenue:
Product revenue	93.7%	94.4%
Service and other revenue	6.3	5.6
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	29.4	30.2
Cost of service and other revenue	3.1	2.1
Amortization of acquired intangible assets	1.1	1.1
Total cost of revenue	33.6	33.4
Gross profit	66.4	66.6
Operating expense:
Research and development	17.9	17.8
Selling, general and administrative	24.9	23.2
Unsolicited tender offer related expense	3.0	—
Restructuring charges	1.0	—
Headquarter relocation expense	0.8	0.9
Acquisition related expense	0.6	0.1
Total operating expense	48.2	42.0
Income from operations	18.2	24.6
Other income (expense):
Interest income	0.9	0.5
Interest expense	(3.4)	(2.6)
Other expense, net	(1.0)	(9.7)
Total other expense, net	(3.5)	(11.8)
Income before income taxes	14.7	12.8
Provision for income taxes	5.2	4.2
Net income	9.5%	8.6%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three-month periods ended April 1, 2012 and April 3, 2011 were both 13 weeks.
Revenue

(Dollars in thousands)	Q1 2012	Q1 2011	Change	Percentage Change
Product revenue	$255,636	$266,717	$(11,081)	(4)%
Service and other revenue	17,134	15,798	1,336	8
Total revenue	$272,770	$282,515	$(9,745)	(3)%

Product revenue consists primarily of revenue from the sales of consumables and instruments. Our service and other revenue is primarily generated from instrument service contracts and genotyping and sequencing services.

Consumables revenue increased $24.8 million, or 17%, to $172.9 million in Q1 2012 compared to $148.1 million in Q1

2011. The increase was attributable to increased sales of both sequencing and microarray consumables, driven by higher consumable sales per HiSeq system, the growth of our installed base, and increased shipments of focused arrays.

Instrument revenue decreased $34.7 million, or 30%, to $79.6 million in Q1 2012 compared to $114.3 million in Q1 2011, driven by a decrease in HiSeq instrument shipments, partially offset by our second full quarter of MiSeq system shipments. In Q1 2011, we shipped a high volume of HiSeq 2000 units, driven by the significant backlog entering the quarter and demand from the Genome Analyzer trade-in program.

Revenue in Q1 2011 reflects the impact of discounts provided to customers under our Genome Analyzer trade-in program. The estimated incremental sales incentive provided under this trade-in program was approximately $7.2 million in Q1 2011, based on the total discount provided from list price in excess of our average discount on HiSeq 2000 sales during the period. The Genome Analyzer trade-in program was completed in Q4 2011. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, of this Form 10-Q for additional information on the Genome Analyzer trade-in program.

Microarray instrument revenue decreased in Q1 2012 from Q1 2011, primarily due to the large volume of HiScan and HiScanSQ shipments in Q1 2011.

The increase in service and other revenue in Q1 2012 compared to Q1 2011 was driven by the increase in our instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q1 2012	Q1 2011	Change	Percentage Change
Gross profit	$181,011	$188,041	$(7,030)	(4)%
Gross margin	66.4%	66.6%

The 4% decrease in gross profit in Q1 2012 compared to Q1 2011 is primarily attributable to lower sales. Gross margin decreased slightly in Q1 2012 as the positive effects of shift in sales mix from lower margin instruments to higher margin consumables were offset by lower manufacturing overhead absorption rates due to a decrease in production volumes and a legal contingency loss accrual recorded in Q1 2012. Q1 2011 instrument sales were affected by promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 2.5% in Q1 2011. The trade-in program was completed in Q4 2011.

Operating Expense

(Dollars in thousands)	Q1 2012	Q1 2011	Change	Percentage Change
Research and development	$48,839	$50,200	$(1,361)	(3)%
Selling, general and administrative	67,969	65,661	2,308	4
Unsolicited tender offer related expense	8,092	—	8,092	100
Restructuring charge	2,622	—	2,622	100
Headquarter relocation expense	2,140	2,522	(382)	(15)
Acquisition related expense	1,737	270	1,467	543
Total operating expense	$131,399	$118,653	$12,746	11%

Research and development expense decreased by $1.4 million, primarily due to a decrease in personnel expenses as a result of a restructuring and reduction in workforce in Q4 2011. Personnel expenses included salaries, share-based compensation, and benefits.

Selling, general and administrative expense increased by 4% in Q1 2012 from Q1 2011. Although our restructuring plan and reduction in workforce in Q4 2011 resulted in cost savings, such benefits in selling, general and administrative expenses were offset by increases in share-based compensation and contingent compensation expense related to a prior acquisition.

During Q1 2012, CKH Acquisition Corporation and Roche Holding Ltd. (together, “Roche”) made an unsolicited tender offer to purchase all outstanding shares of our common stock for $51.00 per share. We have recorded $8.1 million of expenses incurred in relation to the offer, consisting primarily of legal, advisory, and other professional fees as well as proxy solicitation costs.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded additional restructuring charges of $2.6 million during the first quarter of 2012, comprised primarily of severance pay and other employee separation costs.

In 2011, we relocated our headquarters to another facility in San Diego, California. During Q1 2012, we incurred $2.1 million in additional headquarter relocation expense, primarily consisting of accretion expense related to the facility exit obligation recorded upon vacating our former headquarters, double rent expense during the transition to our new facility, and moving expenses. Headquarter relocation expense recorded in Q1 2011 consisted of accelerated depreciation.

Acquisition related expense, in Q1 2012 increased in comparison to Q1 2011 due to changes in fair value of contingent consideration.

Other Expense, Net

(Dollars in thousands)	Q1 2012	Q1 2011	Change	Percentage Change
Interest income	$2,526	$1,540	$986	64%
Interest expense	(9,202)	(7,390)	(1,812)	25
Other expense, net	(2,663)	(27,530)	24,867	(90)
Total other expense, net	$(9,339)	$(33,380)	$24,041	(72)%

Interest income increased in Q1 2012 as compared to Q1 2011 as a result of an increase in realized gains resulting from the increase in our investment portfolio balance. Interest expense increased primarily due to a full quarter amortization of the discount on our 0.25% convertible senior notes due 2016 as compared to a partial quarter amortization in Q1 2011, when the notes were issued.

Other expense, net, in Q1 2012 primarily consisted of foreign exchange losses. Other expense, net, in Q1 2011 primarily consisted of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates. Refer to note “7. Convertible Senior Notes” in Part I, Item 1 of this Form 10-Q for further description.

Provision for Income Taxes

(Dollars in thousands)	Q1 2012	Q1 2011	Change	Percentage Change
Income before income taxes	$40,273	$36,008	$4,265	12%
Provision for income taxes	$14,071	$11,871	$2,200	19%
Effective tax rate	34.9%	33.0%

Our effective tax rate was 34.9% in Q1 2012, which was slightly lower than the U.S statutory rate of 35%. In Q1 2011, the tax rate variance from the U.S. statutory rate was primarily attributable to the tax impact of the $27.2 million loss on extinguishment of debt, which was recorded as a discrete item during the quarter. The effective tax rate would have been approximately 34.8% excluding this discrete item.

Liquidity and Capital Resources

Cash flow summary

(In thousands)	Q1 2012	Q1 2011
Net cash provided by operating activities	$65,440	$88,578
Net cash used in investing activities	(141,870)	(152,876)
Net cash provided by financing activities	33,616	225,481
Effect of exchange rate changes on cash and cash equivalents	30	211
Net (decrease) increase in cash and cash equivalents	$(42,784)	$161,394

Operating Activities

Cash provided by operating activities in Q1 2012 consisted of net income of $26.2 million plus net non-cash adjustments of $39.1 million in addition to changes in net operating assets of $0.1 million. The primary non-cash expenses added back to net income included share-based compensation of $23.0 million, depreciation and amortization expenses related to property and equipment and acquired intangible assets of $15.2 million, and the accretion of the debt discount of $8.6 million. These non-cash add-backs were partially offset by the $9.5 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accounts receivable, accounts payable, and accrued liabilities due to increased business activity.

Cash provided by operating activities in Q1 2011 consisted of net income of $24.1 million plus net non-cash adjustments of $72.1 million and a $7.6 million decrease in net operating assets. The primary non-cash expenses added back to net income included loss on extinguishment of debt of $27.2 million, share based compensation of $22.0 million, depreciation and amortization expenses related to property and equipment and intangible assets of $15.8 million, and accretion of the debt discount on our convertible notes totaling $6.5 million. These non-cash add-backs were partially offset by the $10.0 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accounts receivable, inventory, and accounts payable and decrease in accrued liabilities.

Investing Activities

Cash used in investing activities totaled $141.9 million in Q1 2012. We purchased $331.7 million of available-for-sale securities, and $210.4 million of our available-for-sale securities matured or were sold during the period. We used $7.5 million for purchases of strategic investments. We also invested $13.1 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $152.9 million in Q1 2011. During the period we purchased $360.7 million of available-for-sale securities, and $279.0 million of our available-for-sale securities matured or were sold. We also paid net cash of $58.3 million for acquisitions, used $12.3 million for capital expenditures primarily associated with the purchase of R&D and manufacturing equipment and infrastructure for additional production capacity and purchases of information technology equipment and systems.

Financing Activities

Cash provided by financing activities totaled $33.6 million in Q1 2012. We received $24.1 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our employee stock purchase plan. In addition, we received $9.5 million in incremental tax benefit related to stock options exercised.

Cash provided by financing activities totaled $225.5 million in Q1 2011. We received $786.0 million in proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016, net of issuance discounts. We also received $20.9 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sales of shares under our employee stock purchase plan. Additionally, we received $10.0 million in incremental tax benefit related to stock options exercised. These increases were partially offset by common stock repurchases of $338.3 million.

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

At April 1, 2012, we had approximately $1.3 billion in cash, cash equivalents, and short-term investments. Our short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S. treasury notes. Cash and cash equivalents held by our foreign subsidiaries at April 1, 2012 were approximately $171.2 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments; and

•	the expansion needs of our facilities, including costs of leasing additional facilities.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three months of 2012, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during Q1 2012.

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

Additionally, our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, which we strongly encourage you to review.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no substantial changes to our market risks in the three months ended April 1, 2012, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

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

Based on management’s evaluation (under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO)), as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During Q1 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q1 2012 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On February 28, 2012, a federal jury in Wilmington, Delaware, found that certain of our sample preparation and cluster generation kits and products sold in the United States infringe U.S. Patent No. 6,107,023, owned by LadaTech LLC, a patent holding company. The case will now proceed to its next phase during which we will have the opportunity to demonstrate that the jury's verdict should not stand because the patent is unenforceable. In addition, the damages phase of the case has not been scheduled and will not proceed, if at all, until at least the second half of 2013, after all appropriate appeals of the jury verdict have been taken.

As a result of the Roche tender offer, we are involved in three stockholder class action lawsuits, with one case pending in the U.S. District Court for the Southern District of California, one case pending in the California Superior Court (County of San Diego), and one consolidated case pending in the Court of Chancery for the State of Delaware. The plaintiffs in each of these cases contend that our directors breached their fiduciary duties to our stockholders by taking defensive measures in response to Roche's tender offer, by failing to negotiate with Roche, and by not giving adequate consideration to its offer. We believe that fees and expenses we incur in connection with these stockholder class action lawsuits are covered under our directors and officers insurance policy, after the retention has been met.

We are also involved in various other lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. We accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

During the three months ended April 1, 2012, we recorded incremental legal contingency loss accrual of $2.2 million in aggregate within cost of product revenue. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or, other than with respect to amounts already recorded, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. We believe, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended April 1, 2012.

Issuer Purchases of Equity Securities

None during the quarterly period ended April 1, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

10.1	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illumina, Inc. (registrant)

Date:	May 3, 2012	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer