Form 10-Q
period 2012-07-01
ILLUMINA INC
filed 2012-07-30
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 1, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of July 13, 2012, there were 122,989,910 shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2012	January 1, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,412	$302,978
Short-term investments	985,274	886,590
Accounts receivable, net	188,562	173,886
Inventory, net	133,844	128,781
Deferred tax assets, current portion	23,914	23,188
Prepaid expenses and other current assets	16,366	29,196
Total current assets	1,664,372	1,544,619
Property and equipment, net	147,917	143,483
Goodwill	321,853	321,853
Intangible assets, net	89,007	106,475
Deferred tax assets, long-term portion	48,859	19,675
Other assets	76,730	59,735
Total assets	$2,348,738	$2,195,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,668	$49,806
Accrued liabilities	206,813	177,115
Long-term debt, current portion	35,660	—
Total current liabilities	299,141	226,921
Long-term debt	789,008	807,369
Other long-term liabilities	75,341	80,613
Conversion option subject to cash settlement	4,465	5,722
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,685	1,668
Additional paid-in capital	2,339,049	2,249,900
Accumulated other comprehensive income	2,203	2,117
Accumulated deficit	(19,108)	(68,707)
Treasury stock, at cost	(1,143,046)	(1,109,763)
Total stockholders’ equity	1,180,783	1,075,215
Total liabilities and stockholders’ equity	$2,348,738	$2,195,840
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue:
Product revenue	$258,839	$269,871	$514,475	$536,588
Service and other revenue	21,768	17,579	38,902	33,377
Total revenue	280,607	287,450	553,377	569,965
Cost of revenue:
Cost of product revenue	74,911	84,518	155,062	169,955
Cost of service and other revenue	9,656	6,541	18,221	12,593
Amortization of acquired intangible assets	3,043	3,035	6,086	6,020
Total cost of revenue	87,610	94,094	179,369	188,568
Gross profit	192,997	193,356	374,008	381,397
Operating expense:
Research and development	71,223	50,801	120,062	101,001
Selling, general and administrative	68,516	69,233	136,485	134,894
Unsolicited tender offer related expense	6,694	—	14,786	—
Restructuring charges	674	—	3,296	—
Headquarter relocation expense	1,830	2,542	3,970	5,064
Acquisition related expense, net	1,080	4,770	2,817	5,040
Total operating expense	150,017	127,346	281,416	245,999
Income from operations	42,980	66,010	92,592	135,398
Other income (expense):
Interest income	1,385	1,981	3,911	3,521
Interest expense	(9,508)	(9,418)	(18,710)	(16,809)
Other expense, net	(70)	(9,549)	(2,733)	(37,078)
Total other expense, net	(8,193)	(16,986)	(17,532)	(50,366)
Income before income taxes	34,787	49,024	75,060	85,032
Provision for income taxes	11,386	18,404	25,457	30,275
Net income	$23,401	$30,620	$49,603	$54,757
Net income per basic share	$0.19	$0.25	$0.40	$0.44
Net income per diluted share	$0.18	$0.22	$0.37	$0.37
Shares used in calculating basic net income per share	123,214	123,456	122,928	124,987
Shares used in calculating diluted net income per share	133,011	141,765	133,435	147,447
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$23,401	$30,620	$49,603	$54,757
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(59)	1,227	86	582
Total comprehensive income	$23,342	$31,847	$49,689	$55,339
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income	$49,603	$54,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,477	25,989
Amortization of acquired intangible assets	6,390	6,313
Share-based compensation expense	47,076	45,705
Accretion of debt discount	17,298	15,185
Loss on extinguishment of debt	—	36,856
Contingent compensation expense	2,965	2,573
Incremental tax benefit related to stock options exercised	(11,205)	(33,320)
Deferred income taxes	(27,752)	4,121
Change in fair value of contingent consideration	2,817	(378)
Impairment of in-process research and development	21,438	—
Other non-cash adjustments	5,592	4,837
Changes in operating assets and liabilities:
Accounts receivable	(13,213)	(20,751)
Inventory	(4,810)	4,524
Prepaid expenses and other current assets	1,851	(6,539)
Other assets	(1,987)	(3,632)
Accounts payable	13,034	(9,969)
Accrued liabilities	26,295	33,509
Other long-term liabilities	4,600	1,248
Unrealized gain on foreign exchange	(1,700)	(1,230)
Net cash provided by operating activities	161,769	159,798
Cash flows from investing activities:
Purchases of available-for-sale securities	(562,241)	(806,985)
Sales of available-for-sale securities	359,637	393,325
Maturities of available-for-sale securities	100,146	83,135
Net cash paid for acquisitions	—	(58,302)
Purchases of strategic investments	(15,030)	(6,708)
Purchases of property and equipment	(34,030)	(28,503)
Cash paid for intangible assets	—	(1,102)
Net cash used in investing activities	(151,518)	(425,140)
Cash flows from financing activities:
Payments on current portion of long-term debt	—	(340,909)
Cash paid in business combination milestones	(3,374)	—
Proceeds from issuance of convertible notes	—	903,492
Incremental tax benefit related to stock options exercised	11,205	33,320
Common stock repurchases	(32,499)	(366,326)
Proceeds from exercises of warrants	—	5,512
Proceeds from issuance of common stock	28,020	41,909
Net cash provided by financing activities	3,352	276,998
Effect of exchange rate changes on cash and cash equivalents	(169)	481
Net increase in cash and cash equivalents	13,434	12,137
Cash and cash equivalents at beginning of period	302,978	248,947
Cash and cash equivalents at end of period	$316,412	$261,084
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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended July 1, 2012 and July 3, 2011 were both 13 and 26 weeks, respectively.

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

Revenue from product sales is recognized generally upon transfer of title to the customer, provided that no significant obligations remain and collection of the receivable is reasonably assured. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term, and revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer or agreed upon milestones are reached. Revenue from research agreements with government grants is recognized in the period during which the related costs are incurred.

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

During the fiscal year ended January 1, 2012, the Company completed its Genome Analyzer trade-in program that enabled certain Genome Analyzer customers to trade in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer prior to the beginning of the incentive program in early 2010 and was the only significant trade-in program offered by the Company to date. The Company accounted for HiSeq 2000 discounts related to the Genome Analyzer trade-in program as reductions to revenue upon recognition of the HiSeq 2000 sales revenue, which is later than the date the trade-in program was launched.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

Goodwill represents the excess of cost over fair value of net assets acquired. The Company's identifiable intangible assets are comprised primarily of in-process research and development ("IPR&D"), licensed technology, acquired core technologies, customer relationships, trade names, and license agreements.

The cost of all definite-lived intangible assets is amortized on a straight-line basis over the assets' estimated useful lives. The Company regularly performs reviews to determine if the carrying values of its long-lived assets are impaired. A review of intangible assets that have finite useful lives and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows associated with such assets. If impairment is indicated, the Company compares the carrying amount to the estimated fair value of the affected assets and adjusts the value of such assets accordingly. Factors that would indicate potential impairment include a significant decline in the Company's stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company's strategic business objectives and utilization of a particular asset. The Company performed quarterly reviews of its definite-lived assets and noted no indications of impairment for the three and six months ended July 1, 2012.

Goodwill and IPR&D, which have indefinite useful lives, are reviewed for impairment at least annually during the second fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. The first step of the goodwill impairment test involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company performed its annual assessment for goodwill impairment in the second fiscal quarter of 2012, noting no impairment. In its impairment test, the Company concluded that it has a single reporting unit and that its fair value exceeded its book value, using market capitalization as a reference for the Company's fair value. Therefore, the first step recoverability test was passed and the second step analysis was not required.

The IPR&D impairment test requires the Company to assess the fair value of the asset as compared to its carrying value, and if the carrying value exceeds the fair value, record an impairment charge. The Company performed its annual impairment test of its IPR&D in the second fiscal quarter of 2012 and recorded $21.4 million in impairment charges during the three and six months ended July 1, 2012 within research and development expenses in the condensed consolidated statements of income . Resources previously assigned to the research project were re-directed with no plans for additional investments to be made to the project in the foreseeable future.

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

As of July 1, 2012, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of July 1, 2012, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $36.2 million. Gains and losses related to the non-designated foreign exchange forward contracts for the three and six months ended July 1, 2012 were immaterial.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records rent expense on a straight-line basis over the lease term, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued and other long-term liabilities. Landlord allowances are amortized on a straight-line basis over the lease term as a reduction to rent expense. The Company capitalizes leasehold improvements and amortizes them over the shorter of the lease term or their expected useful lives.

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

Restructuring Charges

In late 2011, the Company announced and executed a restructuring plan to reduce the Company's workforce and to consolidate certain facilities. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. If a terminated employee was retained for a period of time beyond the announcement date, any retention related costs are accrued over the retention period. The Company measures and accrues the facilities exit costs at fair value upon its exit. Facilities exit costs primarily consist of cease-use losses to be recorded upon vacating the facilities, asset impairment, and accelerated depreciation expenses.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Weighted average shares outstanding	123,214	123,456	122,928	124,987
Effect of dilutive potential common shares from:
Convertible senior notes	131	2,408	958	6,681
Equity awards	3,527	5,607	3,858	5,698
Warrants sold in connection with convertible senior notes	6,139	10,294	5,691	10,081
Weighted average shares used in calculation of diluted net income per share	133,011	141,765	133,435	147,447
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3,348	1,194	2,943	1,012

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	July 1, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$328,204	$210	$(69)	$328,345	$393,759	$428	$(148)	$394,039
Corporate debt securities	510,424	1,388	(331)	511,481	432,550	1,293	(461)	433,382
U.S. Treasury securities	145,182	280	(14)	145,448	58,955	214	—	59,169
Total available-for-sale securities	$983,810	$1,878	$(414)	$985,274	$885,264	$1,935	$(609)	$886,590

As of July 1, 2012, the Company had 112 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months except for two securities with an aggregated fair value of $7.8 million and an immaterial gross unrealized loss as of July 1, 2012. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or until the cost basis is recovered.

The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position for less than twelve months as of July 1, 2012 and January 1, 2012 aggregated by investment category (in thousands):

	July 1, 2012		January 1, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$106,274	$(69)	$133,904	$(148)
Corporate debt securities	157,965	(304)	138,326	(461)
U.S. Treasury securities	39,320	(14)	—	—
Total	$303,559	$(387)	$272,230	$(609)

Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. Gross realized gains and losses on sales of available-for-sale securities for the three and six months ended July 1, 2012 and July 3, 2011 were immaterial.

Contractual maturities of available-for-sale debt securities as of July 1, 2012 were as follows (in thousands):

Estimated Fair Value
Due within one year	$351,208
After one but within five years	634,066
Total	$985,274

Cost-Method Investments

As of July 1, 2012 and January 1, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $60.3 million and $45.3 million, respectively, which were included in other assets in the consolidated balance sheets. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three and six months ended July 1, 2012 or July 3, 2011. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Headquarters Facility Exit Obligation

Changes in the Company's facility exit obligation related to its former headquarters lease during the six months ended July 1, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$25,049
Accretion of interest expense	751
Cash settlements	(2,490)
Balance as of July 1, 2012	$23,310

Inventory

Inventory, net, consists of the following (in thousands):

	July 1, 2012	January 1, 2012
Raw materials	$57,234	$58,340
Work in process	60,699	53,412
Finished goods	15,911	17,029
Total inventory, net	$133,844	$128,781

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 1, 2012	January 1, 2012
Deferred revenue, current portion	$65,433	$52,573
Accrued compensation expenses	49,614	52,035
Accrued taxes payable	25,449	19,339
Customer deposits	16,115	17,958
Accrued legal contingencies	13,500	—
Reserve for product warranties	11,415	11,966
Acquisition related contingent consideration liability, current portion	5,861	2,335
Facility exit obligation, current portion	4,471	4,408
Accrued royalties	2,898	5,682
Accrued unsolicited tender offer related expenses	1,673	—
Other accrued expenses	10,384	10,819
Total accrued liabilities	$206,813	$177,115

3. Restructuring Activities

In late 2011, the Company implemented a cost reduction initiative that included workforce reductions and the consolidation of certain facilities. In total, the Company notified approximately 200 employees of their involuntary termination.

Charges recorded during the six months ended July 1, 2012 primarily related to severance pay and other employee separation costs. A summary of the pre-tax charge and estimated total costs associated with the initiative is as follows (in thousands):

	Employee Separation Costs	Facilities Exit Costs	Other Costs	Total
Amount recorded in accrued liabilities as of January 1, 2012	$3,496	$—	$30	$3,526

Activities recorded during the six months ended July 1, 2012:
Additional expenses	2,538	221	537	3,296
Cash paid	(5,479)	(120)	(575)	(6,174)
Amount recorded in accrued liabilities as of July 1, 2012	$555	$101	$(8)	$648

Cumulative expense recorded since inception	$10,221	$221	$990	$11,432
Estimated total restructuring costs to be incurred	$10,880	$1,614	$1,418	$13,912

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

The Company allocated $0.9 million of the total consideration to tangible assets, net of liabilities, and $26.9 million to identified intangible assets, including additional developed technologies of $23.3 million, customer relationships of $1.1 million, and a trade name of $2.5 million, with weighted average useful lives of approximately 9, 3, and 10 years, respectively. The Company recorded the excess consideration of $43.6 million as goodwill.

As of July 1, 2012, the Company’s remaining gross milestone obligations related to prior year acquisitions other than Epicentre consisted of potential employment-related milestone payments of $1.4 million. Employment-related contingent compensation expense is recorded in operating expense.
Adjustments related to contingent compensation recorded as a result of all prior acquisitions consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Contingent compensation, included in research and development expense	$732	$1,855	$1,464	$3,292
Contingent compensation, included in selling, general and administrative expense	(516)	851	1,844	1,538
Total contingent compensation expense	$216	$2,706	$3,308	$4,830
IPR&D, included in acquisition related expense, net	$—	$5,425	$—	$5,425

5. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 1, 2012 and January 1, 2012 (in thousands):

	July 1, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$213,895	$—	$—	$213,895	$166,898	$—	$—	$166,898
Debt securities in government sponsored entities	—	328,345	—	328,345	—	394,039	—	394,039
Corporate debt securities	—	511,481	—	511,481	—	433,382	—	433,382
U.S. Treasury securities	145,448	—	—	145,448	59,169	—	—	59,169
Deferred compensation plan assets	—	12,817	—	12,817	—	10,800	—	10,800
Total assets measured at fair value	$359,343	$852,643	$—	$1,211,986	$226,067	$838,221	$—	$1,064,288
Liabilities:
Acquisition related contingent consideration liability	$—	$—	$5,861	$5,861	$—	$—	$6,638	$6,638
Deferred compensation liability	—	11,244	—	11,244	—	8,970	—	8,970
Total liabilities measured at fair value	$—	$11,244	$5,861	$17,105	$—	$8,970	$6,638	$15,608

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated probabilities to achieve the relevant milestones and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $1.1 million and $2.8 million expense recorded in acquisition related expense, net in the condensed consolidated statements of income during the three and six months ended July 1, 2012.
Changes in estimated fair value of contingent consideration liabilities from January 1, 2012 through July 1, 2012 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2012	$6,638
Change in estimated fair value, recorded in acquisition related expense, net	2,817
Cash settlement	(3,594)
Balance as of July 1, 2012	$5,861

6. Warranties

The Company generally provides a one year warranty on instruments. Additionally, the Company provides a warranty on its consumables through the expiration date, which generally ranges from six to twelve months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. Expenses associated with instrument service contracts are recorded as a cost of service and other revenue as incurred.

Changes in the Company’s reserve for product warranties from January 1, 2012 through July 1, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$11,966
Additions charged to cost of revenue	7,846
Repairs and replacements	(8,397)
Balance as of July 1, 2012	$11,415

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

The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes semiannually in arrears in cash on March 15 and September 15 of each year. The Company made an interest payment of $1.2 million during the six months ended July 1, 2012. The 2016 Notes mature on March 15, 2016. If a designated event, as defined in the indenture for the 2016 Notes, such as an acquisition, merger, or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

If the 2016 Notes were converted as of July 1, 2012, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes, which was anti-dilutive for the three and six months ended July 1, 2012.

0.625% Convertible Senior Notes due 2014

In 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (the "2014 Notes"). The Company pays 0.625% interest per annum on the principal amount of the 2014 Notes semi-annually in arrears in cash on February 15 and August 15 of each year. Interest payments made during the six months ended July 1, 2012 were immaterial due to conversions which occurred in prior periods. The 2014 Notes mature on February 15, 2014. The effective interest rate of the liability component was estimated to be 8.3%.

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

The 2014 Notes became convertible into cash and shares of the Company's common stock in various prior periods and became convertible again from April 1, 2012 through, and including, September 30, 2012. There were no conversions of the 2014 Notes during the three and six months ended July 1, 2012. During the six months ended July 3, 2011, the principal amount of 2014 Notes converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion. The balance of the convertible note hedge transactions with respect to approximately $40.1 million principal amount of the 2014 Notes (which are convertible for up to approximately 1,838,000 shares of the Company's common stock) remained in place as of July 1, 2012. The warrants were not affected by the early conversions of the 2014 Notes and, as a result, warrants covering up to approximately 18,322,000 shares of common stock remained outstanding as of July 1, 2012.

As a result of the conversions during the three and six months ended July 3, 2011, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. If the remaining 2014 Notes were converted as of July 1, 2012, the if-converted value would exceed the principal amount by $33.6 million.

The following table summarizes information about the equity and liability components of the 2014 Notes and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	July 1, 2012		January 1, 2012
	2016 Notes	2014 Notes	2016 Notes	2014 Notes
Principal amount of convertible notes outstanding	$920,000	$40,125	$920,000	$40,125
Unamortized discount of liability component	(130,992)	(4,465)	(147,034)	(5,722)
Net carrying amount of liability component	789,008	35,660	772,966	34,403
Less: current portion	—	(35,660)	—	—
Long-term debt	$789,008	$—	$772,966	$34,403
Conversion option subject to cash settlement	$—	$4,465	$—	$5,722
Carrying value of equity component, net of debt issuance cost	$155,366	$112,778	$155,366	$114,035
Fair value of outstanding notes (Level 2 measurement)	$824,637	$76,106	$725,632	$60,122
Remaining amortization period of discount on the liability component	3.7 years	1.6 years	4.2 years	2.1 years

Contractual coupon interest expense and accretion of discount on the liability component recorded for the 2014 Notes and 2016 Notes during the three and six months ended July 1, 2012 and July 3, 2011 were as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
	2016 Notes	2014 Notes	2016 Notes	2014 Notes	2016 Notes	2014 Notes	2016 Notes	2014 Notes
Contractual coupon interest expense	$575	$62	$562	$114	$1,061	$136	$655	$688
Accretion of discount on the liability component	$8,064	$635	$7,566	$1,105	$16,041	$1,257	$8,810	$6,375

8. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of product revenue	$1,844	$1,800	$3,656	$3,312
Cost of service and other revenue	168	132	185	342
Research and development	7,687	8,461	15,114	16,188
Selling, general and administrative	14,348	13,273	28,121	25,863
Share-based compensation expense before taxes	24,047	23,666	47,076	45,705
Related income tax benefits	(8,135)	(8,199)	(15,959)	(15,960)
Share-based compensation expense, net of taxes	$15,912	$15,467	$31,117	$29,745

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchase rights granted under the ESPP for the six months ended July 1, 2012 are as follows:

	Stock Options	Employee Stock Purchase Rights
Risk-free interest rate	0.56% - 0.74%	0.09% - 0.13%
Expected volatility	43% - 48%	53% - 64%
Expected term	4.0 - 4.7 years	0.5 - 1.0 year
Expected dividends	—	—
Weighted average fair value per share	$14.70	$16.97

As of July 1, 2012, approximately $164.7 million of unrecognized compensation cost related to stock options, restricted stock units, performance stock units, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.3 years.

9. Stockholders’ Equity

Stock Options

The Company’s stock option activity under all stock option plans during the six months ended July 1, 2012 is as follows:

	Options (in thousands)	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2012	10,378	$29.69
Granted	223	39.48
Exercised	(1,227)	17.85
Cancelled	(127)	41.06
Outstanding as of July 1, 2012	9,247	$31.34

At July 1, 2012, outstanding options to purchase approximately 6,878,000 shares were exercisable with a weighted average exercise price per share of $26.88.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended July 1, 2012, approximately 156,000 shares were issued under the ESPP. As of July 1, 2012, there were approximately 15,578,000 shares available for issuance under the ESPP.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information for the six months ended July 1, 2012 is as follows:

	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value per Share
	(in thousands)
Outstanding at January 1, 2012	3,476	$41.87
Awarded	635	49.36
Vested	(359)	41.03
Cancelled	(241)	44.61
Outstanding as of July 1, 2012	3,511	$43.12

 _______________________________________

(1)	The fair value of each restricted stock unit represents the fair market value of one share of the Company’s common stock.

Performance Stock Units

During the six months ended July 1, 2012, the Company's Compensation Committee of the Company's Board of Directors approved changes to the Company's long-term equity incentive program for executive officers and approved the issuance of certain performance stock units at the end of a three-year performance period. The number of shares issuable will range from 50% and 150% of approximately 543,000 shares approved in the award, based on the Company's performance relative to specified earnings per share targets at the end of the three-year performance period. The performance stock units were awarded with a weighted average grant-date fair value of $50.32, which represents the fair market value of one share of the Company’s common stock on the grant date.

Warrants

As of July 1, 2012, warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.435. These warrants were sold to counterparties to the Company's convertible note hedge transactions in connection with the offering of the 2014 Notes, with the proceeds of such warrants used by the Company to partially offset the cost of such hedging transactions. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

Share Repurchases

On April 18, 2012, the Company's Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. During the three and six months ended July 1, 2012, the Company repurchased approximately 795,000 shares for $32.5 million.

Stockholder Rights Plan

In connection with the unsolicited tender offer by Roche (refer to note "12. Unsolicited Tender Offer"), on January 25, 2012, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), at a price of $275.00 per one thousandth of a Preferred Share, subject to adjustment. The Rights will not be exercisable until such time, if ever, that the Board of Directors determines to eliminate its deferral of the date on which separate Rights certificates are issued and the Rights trade separately from the Company's common stock (the "Distribution Date"). If a person or group ("triggering party") acquires 15% or more of the Company's outstanding common stock, each Right will entitle holders other than the triggering party to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle holders other than the triggering party to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company that at the time of such transaction have a market value of two times the exercise price of the Right. The Board of Directors will be entitled to redeem the Rights at a price of $0.001 per Right at any time before the Distribution Date. The Board of Directors will also be entitled to exchange the Rights at an exchange ratio per Right of one share of common stock after any person acquires beneficial ownership of 15% or more of the Company's outstanding common stock, and prior to the acquisition of 50% or more of the Company's outstanding common stock. The Rights will expire on January 26, 2017.

10. Income Taxes

The Company's effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and six months ended July 1, 2012 were 32.7% and 33.9%, respectively. For the three and six months ended July 1, 2012, the variance from the U.S. federal statutory rate of 35% is primarily attributable to the tax treatment of the $21.4 million in impairment of IPR&D, which was recorded as a discrete item.

11. Legal Proceedings

On February 28, 2012, a federal jury in Wilmington, Delaware, found that certain of the Company's sample preparation and cluster generation kits and products sold in the United States infringe U.S. Patent No. 6,107,023, owned by LadaTech LLC, a patent holding company. The parties have executed a settlement agreement resolving the litigation, which includes dismissal of the litigation with prejudice.

In connection with the unsolicited tender offer by Roche (refer to note "12. Unsolicited Tender Offer"), the Company became involved in three stockholder class action lawsuits, with one case in the U.S. District Court for the Southern District of California, one case in the California Superior Court (County of San Diego), and one consolidated case in the Court of Chancery for the State of Delaware. Following termination of Roche's tender offer, the plaintiffs in the actions filed in California Superior Court (County of San Diego) and the Court of Chancery for the State of Delaware voluntarily dismissed the class action lawsuits.

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

During the three and six months ended July 1, 2012, the Company recorded incremental legal contingency loss accruals of $0.8 million and $3.0 million, respectively, in aggregate within cost of product revenue. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or, other than with respect to amounts already recorded, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

During the three and six months ended July 1, 2012, the Company recorded $6.7 million and $14.8 million in expenses in relation to the Offer, respectively, consisting primarily of legal, advisory, proxy solicitation, and other professional services fees.

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

Funding Environment

We believe the uncertainty surrounding the levels of government and academic research funding in the United States and Europe will continue in the second half of 2012 and into 2013, which could lead to purchasing delays and could negatively impact our business. There remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slow economic growth.

While many of our customers receive funding from government agencies to purchase our products we are seeing less of a dependence on government funding, exemplified by MiSeq orders that are weighted more heavily to non-academic customers. However, we estimate that approximately one-third of our total revenue is derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). Based on the fiscal year 2012 Congressional budget, the adjusted fiscal 2012 NIH budget increased 1% as compared to fiscal 2011 levels. The significance and timing of any reductions to the NIH budget beyond fiscal 2012 may be significantly impacted by the sequestration provisions of the Budget Control Act of 2011 and by whether these provisions remain in effect. In addition, the U.S. Department of Health and Human Services (HHS), of which the NIH is a part, has the ability to reallocate funds within its budget to spare the NIH from the full effect of HHS budget reductions. Accordingly, although there is no clarity on sequestration and the NIH budget for 2013 remains uncertain, we continue to believe that a dramatic reduction in NIH funding is unlikely. In that regard, the Obama administration has already proposed a flat NIH budget for 2013, while complying with the Budget Control Act with reductions in other areas. Also, in June 2012 the Senate Committee on Appropriations approved a $100 million increase to the NIH budget for 2013 from fiscal 2012 levels. We further believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available, and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. Full commercial shipments of the HiSeq 2500 announced in Q1 2012 are expected to commence in the second half of 2012.

We experienced a sequential increase in sequencing consumable sales in Q2 2012, driven by an increase in consumable revenue per HiSeq system and growth of the installed base of our sequencing instruments. We believe that our sequencing consumable revenue will grow in future periods with the continued expansion of our installed base.

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that focused studies will drive future microarray sales; however, as the cost of sequencing continues to decrease, we believe that researchers will migrate certain whole genome array studies to sequencing at some point in the future.

Financial Overview

Financial highlights for the first half of 2012 include the following:

•
Net revenue decreased by 2.9% during the first half of 2012 compared to the same period in 2011. Revenue in the first half of 2011 benefited significantly from a large number of HiSeq 2000 units shipped, driven by the considerable backlog entering the period and the demand generated by our Genome Analyzer trade-in program. Revenue for the first half of 2012 was driven by an increase in sequencing and microarray consumable sales resulting from an increase in consumable revenue per HiSeq system, the continued growth in our instrument system installed base and strong demand for focused content arrays. Furthermore, two full quarters of MiSeq system and related consumable shipments further contributed to revenue in the first half of 2012.

•
Gross profit as a percentage of revenue (gross margin) was 67.6% for the first half of 2012, an increase from 66.9% for the first half of 2011. We saw the positive effects of a shift in sales mix from instrument systems to consumables, the latter having a higher gross margin. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our ability to set pricing, product mix changes between consumable and instrument sales, cost structure for manufacturing operations, and creation of innovative and high premium products that meet or stimulate customer demand.

•
Income from operations decreased 31.6% in the first half of 2012 compared to the same period in 2011 primarily due to a 14.4% increase in total operating expenses, which was driven primarily by impairment of in-process research and development ("IPR&D") acquired in a prior business combination, costs incurred to address Roche's unsolicited tender offer, and restructuring charges related to the restructuring and reduction in force announced in Q4 2011. We expect to incur additional expenses related to the unsolicited tender offer and our headquarters relocation through 2012.

•
Our effective tax rate was 33.9% for the first half of 2012. The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. For the remainder of 2012 and beyond, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory rate as the portion of our earnings subject to lower statutory tax rates increases and the U.S. research and development tax credit is passed and retroactively applied for 2012.

•
We ended Q2 2012 with cash, cash equivalents, and short-term investments totaling $1.3 billion. During the first half of 2012, we generated $161.8 million in cash from operations, a $2.0 million, or 1%, increase from the first half of 2011. During the same period, we used $32.5 million to repurchase shares of our common stock.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q2 2012	Q2 2011	YTD 2012	YTD 2011
Revenue:
Product revenue	92.2%	93.9%	93.0%	94.1%
Service and other revenue	7.8	6.1	7.0	5.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	26.7	29.4	28.0	29.8
Cost of service and other revenue	3.4	2.3	3.3	2.2
Amortization of acquired intangible assets	1.1	1.1	1.1	1.1
Total cost of revenue	31.2	32.8	32.4	33.1
Gross profit	68.8	67.3	67.6	66.9
Operating expense:
Research and development	25.4	17.7	21.7	17.7
Selling, general and administrative	24.4	24.1	24.7	23.7
Unsolicited tender offer related expense	2.4	—	2.7	—
Restructuring charges	0.2	—	0.6	—
Headquarter relocation expense	0.7	0.9	0.7	0.9
Acquisition related expense, net	0.4	1.7	0.5	0.9
Total operating expense	53.5	44.4	50.9	43.2
Income from operations	15.3	23.0	16.7	23.8
Other income (expense):
Interest income	0.5	0.7	0.7	0.6
Interest expense	(3.4)	(3.3)	(3.4)	(2.9)
Other expense, net	—	(3.3)	(0.5)	(6.5)
Total other expense, net	(2.9)	(5.9)	(3.2)	(8.8)
Income before income taxes	12.4	17.1	13.6	14.9
Provision for income taxes	4.1	6.4	4.6	5.3
Net income	8.3%	10.7%	9.0%	9.6%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended July 1, 2012 and July 3, 2011 were both 13 and 26 weeks, respectively.
Revenue

(Dollars in thousands)	Q2 2012	Q2 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Product revenue	$258,839	$269,871	$(11,032)	(4)%	$514,475	$536,588	$(22,113)	(4)%
Service and other revenue	21,768	17,579	4,189	24	38,902	33,377	5,525	17
Total revenue	$280,607	$287,450	$(6,843)	(2)%	$553,377	$569,965	$(16,588)	(3)%

Product revenue consists primarily of revenue from the sales of consumables and instruments. Our service and other revenue is primarily generated from instrument service contracts and genotyping and sequencing services.

Q2 2012 Compared to Q2 2011

Consumables revenue increased $24.7 million, or 16%, to $183.7 million in Q2 2012 compared to $159.0 million in Q2 2011. The increase was attributable to increased sales of sequencing consumables, driven by higher consumable sales per HiSeq system and the growth of our installed base of sequencing instruments.

Instrument revenue decreased $34.5 million, or 32%, to $72.2 million in Q2 2012 compared to $106.7 million in Q2 2011, driven by a decrease in HiSeq and HiScanSQ instrument shipments, partially offset by a full quarter of MiSeq system shipments. In Q2 2011, we shipped a high volume of HiSeq 2000 units, driven by the significant backlog entering the quarter and demand from the Genome Analyzer trade-in program.

Revenue in Q2 2011 reflects the impact of discounts provided to customers under our Genome Analyzer trade-in program. The estimated incremental sales incentive provided under this trade-in program was approximately $3.7 million in Q2 2011, based on the total discount provided from list price in excess of our average discount on HiSeq 2000 sales during the period. The Genome Analyzer trade-in program was completed in Q4 2011. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, of this Form 10-Q for additional information on the Genome Analyzer trade-in program.

The increase in service and other revenue in Q2 2012 compared to Q2 2011 was driven by the increase in our instrument service contract revenue as a result of our growing installed base.

YTD 2012 Compared to YTD 2011

Consumables revenue increased $49.4 million, or 16%, to $356.6 million in the first half of 2012 compared to $307.2 million in the same period in 2011. The increase was primarily attributable to increased sales of sequencing consumables, driven by higher consumable sales per HiSeq system and the growth of our installed base.

Instrument revenue decreased $69.2 million, or 31%, to $151.8 million in the first half of 2012 compared to $221.0 million in the same period in 2011, driven by a decrease in HiSeq, HiScan, and HiScanSQ instrument shipments, partially offset by two full quarters of MiSeq system shipments. In the first half of 2011, we shipped a high volume of HiSeq 2000 units, driven by the significant backlog entering the period and demand from the Genome Analyzer trade-in program.

Revenue in the first two quarters of 2011 reflects the impact of discounts provided to customers under our Genome Analyzer trade-in program. The estimated incremental sales incentive provided under this trade-in program was approximately $10.8 million for this period, based on the total discount provided from list price in excess of our average discount on HiSeq 2000 sales during the period. The Genome Analyzer trade-in program was completed in Q4 2011. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, of this Form 10-Q for additional information on the Genome Analyzer trade-in program.

The increase in service and other revenue in the first half of 2012 compared to the same period in 2011 was driven by the increase in our instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q2 2012	Q2 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Gross profit	$192,997	$193,356	$(359)	—%	$374,008	$381,397	$(7,389)	(2)%
Gross margin	68.8%	67.3%			67.6%	66.9%

Q2 2012 Compared to Q2 2011

Gross profit in Q2 2012 is largely unchanged from Q2 2011 as the decrease in revenue was offset by a corresponding decrease in cost of goods sold. Gross margin improved in Q2 2012 due in large part to the shift in sales mix from lower margin instruments to higher margin consumables. Q2 2011 instrument sales were affected by promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 0.4% in Q2 2011. The trade-in program was completed in Q4 2011.

YTD 2012 Compared to YTD 2011

Gross profit in the first half of 2012 decreased in comparison to the same period in 2011 primarily due to lower sales. Gross margin improved in the first half of 2012 due in large part to the shift in sales mix from lower margin instruments to higher margin consumables. Instrument sales from the first half of 2011 were affected by promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 0.6% in the first half of 2011. The trade-in program was completed in Q4 2011.

Operating Expense

(Dollars in thousands)	Q2 2012	Q2 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Research and development	$71,223	$50,801	$20,422	40%	$120,062	$101,001	$19,061	19%
Selling, general and administrative	68,516	69,233	(717)	(1)	136,485	134,894	1,591	1
Unsolicited tender offer related expense	6,694	—	6,694	100	14,786	—	14,786	100
Restructuring charge	674	—	674	100	3,296	—	3,296	100
Headquarter relocation expense	1,830	2,542	(712)	(28)	3,970	5,064	(1,094)	(22)
Acquisition related expense, net	1,080	4,770	(3,690)	(77)	2,817	5,040	(2,223)	(44)
Total operating expense	$150,017	$127,346	$22,671	18%	$281,416	$245,999	$35,417	14%

Q2 2012 Compared to Q2 2011

Research and development expense increased by $20.4 million, or 40%, in Q2 2012 from Q2 2011, primarily due to a $21.4 million impairment loss recognized for IPR&D recorded as a result of a prior acquisition, offset by a decrease in personnel expenses as a result of a restructuring and reduction in workforce in Q4 2011. Personnel expenses included salaries, share-based compensation, and benefits.

Selling, general and administrative expense in Q2 2012 is largely unchanged from Q2 2011. Although our restructuring plan and reduction in workforce announced in Q4 2011 resulted in cost savings, these benefits were offset by an increase in facilities expense as the rental fees for our current headquarters are higher than the prior facilities occupied in Q2 2011.

During Q1 2012, CKH Acquisition Corporation and Roche Holding Ltd. (together, “Roche”) made an unsolicited tender offer to purchase all outstanding shares of our common stock for $51.00 per share. We recorded $6.7 million of expenses incurred in relation to the offer during Q2 2012, consisting primarily of legal, advisory, and other professional fees. Refer to note "12. Unsolicited Tender Offer" in Part I, Item 1 of this Form 10-Q for further information.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded additional restructuring charges of $0.7 million during Q2 2012, comprised primarily of severance pay and other employee separation costs.

In 2011, we relocated our headquarters to another facility in San Diego, California. During Q2 2012, we incurred $1.8 million in additional headquarter relocation expense, primarily consisting of double rent expense during the transition to our new facility. Headquarter relocation expense recorded in Q2 2011 consisted of accelerated depreciation.

Acquisition related expense, net, in Q2 2012 consisted of changes in fair value of contingent consideration. Acquisition related expense, net in Q2 2011 consisted of $5.4 million in milestone payments for a prior acquisition recorded as acquired IPR&D, offset by gains related to changes in fair value of contingent consideration.

YTD 2012 Compared to YTD 2011

Research and development expense increased by $19.1 million, or 19%, in the first half of 2012 from the same period in 2011, primarily due to a $21.4 million impairment loss recognized for IPR&D recorded as a result of a prior acquisition, offset by a decrease in personnel expenses as a result of a restructuring and reduction in workforce in Q4 2011. Personnel expenses included salaries, share-based compensation, and benefits.

Selling, general and administrative expense increased slightly in the first half of 2012 from the same period in 2011. Although our restructuring plan and reduction in workforce announced in Q4 2011 resulted in cost savings, these benefits were offset by increases in share-based compensation and facilities expense as the rental fees for our current headquarters are higher than the prior facilities occupied in the first half of 2011.

During the first half of 2012, we recorded $14.8 million of expenses incurred in relation to Roche's unsolicited tender offer, consisting primarily of legal, advisory, and other professional fees.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded additional restructuring charges of $3.3 million during the first half of 2012, comprised primarily of severance pay and other employee separation costs.

In 2011, we relocated our headquarters to another facility in San Diego, California. During the first half of 2012, we incurred $4.0 million in additional headquarter relocation expense, primarily consisting of double rent expense during the transition to our new facility. Headquarter relocation expense recorded in the first half of 2011 consisted of accelerated depreciation.

Acquisition related expense, net in the first half of 2012 consisted of changes in fair value of contingent consideration. Acquisition related expense, net in the first half of 2011 consisted of $5.4 million in milestone payments for a prior acquisition recorded as acquired IPR&D, offset by gains related to changes in fair value of contingent consideration.

Other Expense, Net

(Dollars in thousands)	Q2 2012	Q2 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Interest income	$1,385	$1,981	$(596)	(30)%	$3,911	$3,521	$390	11%
Interest expense	(9,508)	(9,418)	(90)	1	(18,710)	(16,809)	(1,901)	11
Other expense, net	(70)	(9,549)	9,479	(99)	(2,733)	(37,078)	34,345	(93)
Total other expense, net	$(8,193)	$(16,986)	$8,793	(52)%	$(17,532)	$(50,366)	$32,834	(65)%

Q2 2012 Compared to Q2 2011

Interest income and interest expense in Q2 2012 remained largely unchanged from Q2 2011. Interest income is primarily comprised of activities resulting from our investment portfolio balance. Interest expense is primarily comprised of amortization of the discount on our convertible senior notes.

Other expense, net, in Q2 2012 primarily consisted of foreign exchange losses. Other expense, net, in Q2 2011 primarily consisted of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates. Refer to note “7. Convertible Senior Notes” in Part I, Item 1 of this Form 10-Q for further description.

YTD 2012 Compared to YTD 2011

Interest income and interest expense in the first half of 2012 remained largely unchanged from the same period in 2011. Interest income is primarily comprised of activities resulting from our investment portfolio balance. Interest expense is primarily comprised of amortization of the discount on our convertible senior notes.

Other expense, net, in Q2 2012 primarily consisted of foreign exchange losses. Other expense, net, in the first half of 2011 primarily consisted of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates. Refer to note “7. Convertible Senior Notes” in Part I, Item 1 of this Form 10-Q for further description.

Provision for Income Taxes

(Dollars in thousands)	Q2 2012	Q2 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Income before income taxes	$34,787	$49,024	$(14,237)	(29)%	$75,060	$85,032	$(9,972)	(12)%
Provision for income taxes	$11,386	$18,404	$(7,018)	(38)%	$25,457	$30,275	$(4,818)	(16)%
Effective tax rate	32.7%	37.5%			33.9%	35.6%

Q2 2012 Compared to Q2 2011

Our effective tax rate was 32.7% in Q2 2012. The variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the $21.4 million impairment charge for IPR&D, which was recorded as a discrete item in the quarter. Our future effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. In Q2 2011, the tax rate was 37.5%. The variance from the U.S. statutory rate was primarily attributable to the tax impact of the loss on extinguishment of debt, which was recorded as a discrete item during Q2 2011.

YTD 2012 Compared to YTD 2011

Our effective tax rate was 33.9% for the first half of 2012. The variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the $21.4 million impairment charge for IPR&D, which was recorded as a discrete item during in Q2 2012. Our future effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. In the first half of 2011, the tax rate was 35.6%. The variance from the U.S. statutory rate was primarily attributable to the tax impact of the loss on extinguishment of debt, which was recorded as a discrete item during the first half of 2011.

Liquidity and Capital Resources

Cash flow summary

(In thousands)	YTD 2012	YTD 2011
Net cash provided by operating activities	$161,769	$159,798
Net cash used in investing activities	(151,518)	(425,140)
Net cash provided by financing activities	3,352	276,998
Effect of exchange rate changes on cash and cash equivalents	(169)	481
Net increase in cash and cash equivalents	$13,434	$12,137

Operating Activities

Cash provided by operating activities in the first half of 2012 consisted of net income of $49.6 million plus net non-cash adjustments of $88.1 million in addition to changes in net operating assets of $24.1 million. The primary non-cash expenses added back to net income included share-based compensation of $47.1 million, depreciation and amortization expenses related to property and equipment and acquired intangible assets of $29.9 million, impairment of IPR&D of $21.4 million, and the accretion of the debt discount of $17.3 million. These non-cash add-backs were partially offset by the $11.2 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accounts receivable, accounts payable, and accrued liabilities due to increased business activity.

Cash provided by operating activities in the first half of 2011 consisted of net income of $54.8 million plus net non-cash adjustments of $107.8 million offset by a $2.8 million decrease in net operating assets. The primary non-cash expenses added back to net income included loss on extinguishment of debt of $36.9 million, share based compensation of $45.7 million, depreciation and amortization expenses related to property and equipment and intangible assets of $32.3 million, and accretion of the debt discount on our convertible notes totaling $15.2 million. These non-cash add-backs were partially offset by the $33.3 million incremental tax benefit related to stock options exercised.

Investing Activities

Cash used in investing activities totaled $151.5 million for the first half of 2012. We purchased $562.2 million of available-for-sale securities and $459.8 million of our available-for-sale securities matured or were sold during the period. We used $15.0 million for purchases of strategic investments. We also invested $34.0 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $425.1 million for the first half of 2011. During the period, we purchased $807.0 million of available-for-sale securities, and $476.5 million of our available-for-sale securities matured or were sold. We also paid net cash of $58.3 million for acquisitions, used $28.5 million for capital expenditures primarily associated with the purchase of manufacturing, servicing, and R&D equipment, infrastructure for manufacturing facilities, and information technology equipment and systems.

Financing Activities

Cash provided by financing activities totaled $3.4 million for the first half of 2012. We received $28.0 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our employee stock purchase plan and used $32.5 million to repurchase our common stock. In addition, we received $11.2 million in incremental tax benefit related to stock options exercised.

Cash provided by financing activities totaled $277.0 million for the first half of 2011. We received $903.5 million in proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016, net of issuance discounts. We also received $47.4 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sales of shares under our employee stock purchase plan. Additionally, we received $33.3 million in incremental tax benefit related to stock options exercised. These increases were partially offset by common stock repurchases of $366.3 million and payments on the principal amount of our 0.625% Convertible Senior Notes due 2014 of $340.9 million upon conversions.

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

At July 1, 2012, we had approximately $1.3 billion in cash, cash equivalents, and short-term investments. Our short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S. Treasury notes. Cash and cash equivalents held by our foreign subsidiaries at July 1, 2012 were approximately $173.1 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first six months of 2012, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first half of 2012.

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

•
our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditures and other liquidity requirements for at least the next 12 months; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no substantial changes to our market risks in the six months ended July 1, 2012, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

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

During Q2 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q2 2012 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On February 28, 2012, a federal jury in Wilmington, Delaware, found that certain of the Company's sample preparation and cluster generation kits and products sold in the United States infringe U.S. Patent No. 6,107,023, owned by LadaTech LLC, a patent holding company. The parties have executed a settlement agreement resolving the litigation, which includes dismissal of the litigation with prejudice.

In connection with the unsolicited tender offer by Roche (see note "12. Unsolicited Tender Offer" in Part I, Item 1 of this Form 10-Q), the Company became involved in three stockholder class action lawsuits, with one case in the U.S. District Court for the Southern District of California, one case in the California Superior Court (County of San Diego), and one consolidated case in the Court of Chancery for the State of Delaware. Following termination of Roche's tender offer, the plaintiffs in the actions filed in California Superior Court (County of San Diego) and the Court of Chancery for the State of Delaware voluntarily dismissed the class action lawsuits.

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

During the three and six months ended July 1, 2012, the Company recorded incremental legal contingency loss accruals of $0.8 million and $3.0 million, respectively, in aggregate within cost of product revenue. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or, other than with respect to amounts already recorded, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended July 1, 2012.

Issuer Purchases of Equity Securities

On April 18, 2012, the Company's Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. The following table summarizes shares repurchased pursuant to these programs during the quarter ended July 1, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 30, 2012 - May 27, 2012	348,738	$43.01	348,738	$235,002,376
May 28, 2012 - July 1, 2012	446,162	39.19	446,162	217,518,873
Total	794,900	$40.86	794,900	$217,518,873
____________

(1)	All shares purchased during the three months ended July 1, 2012 were made in open-market transactions.

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

Illumina, Inc. (registrant)

Date:	July 30, 2012	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer