Form 10-Q
period 2012-09-30
ILLUMINA INC
filed 2012-10-29
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of October 12, 2012, there were 123,383,865 shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	January 1, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$343,089	$302,978
Short-term investments	889,977	886,590
Accounts receivable, net	218,145	173,886
Inventory, net	147,684	128,781
Deferred tax assets, current portion	27,229	23,188
Prepaid expenses and other current assets	20,112	29,196
Total current assets	1,646,236	1,544,619
Property and equipment, net	154,869	143,483
Goodwill	370,189	321,853
Intangible assets, net	134,829	106,475
Deferred tax assets, long-term portion	54,410	19,675
Other assets	77,450	59,735
Total assets	$2,437,983	$2,195,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,971	$49,806
Accrued liabilities	191,821	177,115
Long-term debt, current portion	36,307	—
Total current liabilities	303,099	226,921
Long-term debt	797,162	807,369
Other long-term liabilities	111,690	80,613
Conversion option subject to cash settlement	3,818	5,722
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,690	1,668
Additional paid-in capital	2,370,969	2,249,900
Accumulated other comprehensive income	2,447	2,117
Retained earnings (accumulated deficit)	10,640	(68,707)
Treasury stock, at cost	(1,163,532)	(1,109,763)
Total stockholders’ equity	1,222,214	1,075,215
Total liabilities and stockholders’ equity	$2,437,983	$2,195,840
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue:
Product revenue	$262,418	$220,296	$776,893	$756,884
Service and other revenue	23,456	15,203	62,358	48,580
Total revenue	285,874	235,499	839,251	805,464
Cost of revenue:
Cost of product revenue	75,873	68,764	230,935	238,719
Cost of service and other revenue	10,540	6,585	28,761	19,178
Amortization of acquired intangible assets	3,588	3,035	9,674	9,055
Total cost of revenue	90,001	78,384	269,370	266,952
Gross profit	195,873	157,115	569,881	538,512
Operating expense:
Research and development	54,056	50,399	174,118	151,400
Selling, general and administrative	69,791	66,031	206,276	200,925
Unsolicited tender offer related expense	3,956	—	18,742	—
Restructuring charges	138	—	3,434	—
Headquarter relocation expense	19,475	6,519	23,445	11,583
Acquisition related (gain) expense, net	(357)	(2,598)	2,460	2,442
Total operating expense	147,059	120,351	428,475	366,350
Income from operations	48,814	36,764	141,406	172,162
Other income (expense):
Interest income	3,459	1,388	7,370	4,909
Interest expense	(9,483)	(8,797)	(28,193)	(25,605)
Other income (expense), net	855	(1,564)	(1,878)	(38,643)
Total other expense, net	(5,169)	(8,973)	(22,701)	(59,339)
Income before income taxes	43,645	27,791	118,705	112,823
Provision for income taxes	13,897	7,640	39,354	37,915
Net income	$29,748	$20,151	$79,351	$74,908
Net income per basic share	$0.24	$0.17	$0.65	$0.60
Net income per diluted share	$0.22	$0.15	$0.60	$0.52
Shares used in calculating basic net income per share	122,930	122,079	122,929	124,017
Shares used in calculating diluted net income per share	132,507	135,966	133,126	143,620
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$29,748	$20,151	$79,351	$74,908
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	244	(261)	330	321
Total comprehensive income	$29,992	$19,890	$79,681	$75,229
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income	$79,351	$74,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	35,564	40,303
Amortization of acquired intangible assets	10,130	9,501
Share-based compensation expense	70,148	70,276
Accretion of debt discount	26,100	23,673
Loss on extinguishment of debt	—	37,611
Cease-use loss	19,484	—
Contingent compensation expense	4,049	2,897
Incremental tax benefit related to stock options exercised	(12,463)	(40,387)
Deferred income taxes	(36,439)	6,209
Change in fair value of contingent consideration	1,713	(2,976)
Impairment of in-process research and development	21,438	—
Other non-cash adjustments	7,178	8,070
Changes in operating assets and liabilities:
Accounts receivable	(37,045)	(2,544)
Inventory	(13,460)	9,315
Prepaid expenses and other current assets	(1,402)	(15,474)
Other assets	(2,717)	(3,110)
Accounts payable	18,434	(14,897)
Accrued liabilities	27,331	41,394
Other long-term liabilities	(1,107)	3,182
Unrealized (gain) loss on foreign exchange	(3,290)	1,889
Net cash provided by operating activities	212,997	249,840
Cash flows from investing activities:
Purchases of available-for-sale securities	(802,353)	(1,076,674)
Sales of available-for-sale securities	666,579	715,377
Maturities of available-for-sale securities	128,346	124,730
Net cash paid for acquisitions	(83,156)	(58,302)
Purchases of strategic investments	(15,030)	(11,384)
Purchases of property and equipment	(51,680)	(50,686)
Cash paid for intangible assets	(11,329)	(1,100)
Net cash used in investing activities	(168,623)	(358,039)
Cash flows from financing activities:
Payments on current portion of long-term debt	—	(349,874)
Cash paid in business combination milestones	(3,374)	—
Proceeds from issuance of convertible notes	—	903,492
Incremental tax benefit related to stock options exercised	12,463	40,387
Common stock repurchases	(52,509)	(570,406)
Proceeds from issuance of common stock	38,707	65,569
Net cash (used in) provided by financing activities	(4,713)	89,168
Effect of exchange rate changes on cash and cash equivalents	450	(70)
Net increase (decrease) in cash and cash equivalents	40,111	(19,101)
Cash and cash equivalents at beginning of period	302,978	248,947
Cash and cash equivalents at end of period	$343,089	$229,846

ILLUMINA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Non-cash financing activities:
Unsettled common stock repurchases	$(5,002)	$—
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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended September 30, 2012 and October 2, 2011 were both 13 and 39 weeks, respectively.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

Goodwill represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the nine months ended September 30, 2012 was due to goodwill recorded in connection with the BlueGnome acquisition. The Company's identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, in-process research and development ("IPR&D"), customer relationships, and trade names.

The cost of all intangible assets with finite lives is amortized on a straight-line basis over the assets' estimated useful lives. The Company regularly performs reviews to determine if the carrying values of its long-lived assets are impaired. A review of intangible assets that have finite useful lives and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows associated with such assets. If impairment is indicated, the Company compares the carrying amount to the estimated fair value of the affected assets and adjusts the value of such assets accordingly. Factors that would indicate potential impairment include a significant decline in the Company's stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company's strategic business objectives and utilization of a particular asset. The Company performed quarterly reviews of its definite-lived assets and noted no indications of impairment for the three and nine months ended September 30, 2012.

Goodwill, which has an indefinite useful life, is reviewed for impairment at least annually during the second fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. The first step of the goodwill impairment test involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company performed its annual assessment for goodwill impairment in the second fiscal quarter of 2012, noting no impairment. In its impairment test, the Company concluded that it has a single reporting unit and that its fair value exceeded its book value, using market capitalization as a reference for the Company's fair value. Therefore, the first step recoverability test was passed and the second step analysis was not required.

The IPR&D impairment test requires the Company to assess the fair value of the asset as compared to its carrying value, and if the carrying value exceeds the fair value, record an impairment charge. The Company performed its annual impairment test of its IPR&D in the second fiscal quarter of 2012 and recorded $21.4 million in impairment charges within research and development expenses in the condensed consolidated statements of income. Resources previously assigned to the research project were re-directed with no plans for additional investments to be made to the project in the foreseeable future.

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

As of September 30, 2012, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of September 30, 2012 and January 1, 2012, the total notional amount of outstanding forward contracts in place for foreign currency purchases were approximately $34.2 million and $25.5 million, respectively. Gains and losses related to the non-designated foreign exchange forward contracts for the three and nine months ended September 30, 2012 and October 2, 2011 were immaterial.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records rent expense on a straight-line basis over the lease term, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued and other long-term liabilities. Landlord allowances and rent abatements are recorded as a reduction to rent expense over the lease term. The Company capitalizes leasehold improvements and amortizes them over the shorter of the lease term or their expected useful lives.

During the third quarter of 2012, the Company completed the relocation of its headquarters that started in 2011. In relation to this move, the Company recorded and continues to record headquarter relocation expenses consisting primarily of cease-use loss, accelerated depreciation expense, moving expenses, and additional rent expense during the transition period when both the new and former headquarters facilities are occupied. Cease-use loss and a corresponding facility exit obligation for vacating certain buildings of the Company's former facilities are calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items, estimated lease incentives, and the risk-adjusted discount rate. Accelerated depreciation expense is recorded for leasehold improvements based on the reassessed useful lives of less than a year.

Restructuring Charges

In late 2011, the Company announced and executed a restructuring plan to reduce the Company's workforce and consolidate certain facilities. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits. If a terminated employee was retained for a period of time beyond the announcement date, any retention related costs are accrued over the retention period. The Company measures and accrues the facilities exit costs at fair value upon its exit. Facilities exit costs primarily consist of cease-use losses to be recorded upon vacating the facilities, asset impairment, and accelerated depreciation expenses.

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

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method. Diluted net income per share reflects the potential dilution from outstanding stock options, restricted stock units and awards, performance stock units, employee stock purchase plan (ESPP) obligations, warrants, shares subject to forfeiture, and convertible senior notes. Under the treasury stock method, convertible senior notes will have a dilutive impact when the average market price of the Company’s common stock is above the applicable conversion price of the respective notes. In addition, the following amounts are assumed to be used to repurchase shares: the amount that must be paid to exercise stock options and warrants and purchase shares under the ESPP; the amount of compensation expense for future services that the Company has not yet recognized for stock options, restricted stock units and awards, performance stock units, ESPP shares, and shares subject to forfeiture; and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Weighted average shares outstanding	122,930	122,079	122,929	124,017
Effect of dilutive potential common shares from:
Convertible senior notes	906	1,292	941	4,885
Equity awards	3,719	4,549	3,812	5,315
Warrants sold in connection with convertible senior notes	4,952	8,046	5,444	9,403
Weighted average shares used in calculation of diluted net income per share	132,507	135,966	133,126	143,620
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	2,727	1,543	2,871	1,189

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	September 30, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$296,579	$269	$(13)	$296,835	$393,759	$428	$(148)	$394,039
Corporate debt securities	459,773	1,378	(43)	461,108	432,550	1,293	(461)	433,382
U.S. Treasury securities	131,771	263	—	132,034	58,955	214	—	59,169
Total available-for-sale securities	$888,123	$1,910	$(56)	$889,977	$885,264	$1,935	$(609)	$886,590

As of September 30, 2012, the Company had 28 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months except for one security. Such security in a gross unrealized loss position for greater than twelve months had a fair value of $2.5 million and an immaterial gross unrealized loss as of September 30, 2012. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or until the cost basis is recovered.

The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position for less than twelve months as of September 30, 2012 and January 1, 2012 aggregated by investment category (in thousands):

	September 30, 2012		January 1, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$34,983	$(14)	$133,904	$(148)
Corporate debt securities	49,337	(41)	138,326	(461)
Total	$84,320	$(55)	$272,230	$(609)

Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. Gross realized gains on sales of available-for-sale securities for the three and nine months ended September 30, 2012 were $1.2 million and $1.6 million, respectively. Gross realized losses on sales of available-for-sale securities for the three and nine months ended September 30, 2012 and gross realized gains and losses on sales of available-for-sale securities for the three and nine months ended October 2, 2011 were immaterial.

Contractual maturities of available-for-sale debt securities as of September 30, 2012 were as follows (in thousands):

Estimated Fair Value
Due within one year	$320,885
After one but within five years	569,092
Total	$889,977

Cost-Method Investments

As of September 30, 2012 and January 1, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $60.3 million and $45.3 million, respectively, which were included in other assets in the consolidated balance sheets. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three and nine months ended September 30, 2012 or October 2, 2011. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Headquarters Facility Exit Obligation

During the three and nine months ended September 30, 2012, the Company recorded additional facility exit obligation of $22.8 million as it completed the relocation of its headquarters that started in 2011. Changes in the Company's facility exit obligation related to its former headquarters lease during the nine months ended September 30, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$25,049
Additional facility exit obligation accrued	22,817
Accretion of interest expense	1,306
Cash payments	(4,308)
Balance as of September 30, 2012	$44,864

Inventory

Inventory, net, consists of the following (in thousands):

	September 30, 2012	January 1, 2012
Raw materials	$56,199	$58,340
Work in process	72,372	53,412
Finished goods	19,113	17,029
Total inventory, net	$147,684	$128,781

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2012	January 1, 2012
Deferred revenue, current portion	$58,828	$52,573
Accrued compensation expenses	55,947	52,035
Accrued taxes payable	22,252	19,339
Customer deposits	17,739	17,958
Reserve for product warranties	11,640	11,966
Facility exit obligation, current portion	7,497	4,408
Acquisition related contingent consideration liability, current portion	4,847	2,335
Accrued royalties	2,610	5,682
Other accrued expenses	10,461	10,819
Total accrued liabilities	$191,821	$177,115

3. Restructuring Activities

In late 2011, the Company implemented a cost reduction initiative that included workforce reductions and the consolidation of certain facilities. In total, the Company notified approximately 200 employees of their involuntary termination.

A summary of the pre-tax charge and estimated total costs associated with the initiative is as follows (in thousands):

	Employee Separation Costs	Facilities Exit Costs	Other Costs	Total
Amount recorded in accrued liabilities as of January 1, 2012	$3,496	$—	$30	$3,526

Activities recorded during the nine months ended September 30, 2012:
Additional expenses	2,692	221	521	3,434
Cash paid	(5,859)	(196)	(547)	(6,602)
Amount recorded in accrued liabilities as of September 30, 2012	$329	$25	$4	$358

Cumulative expense recorded since inception	$10,375	$221	$974	$11,570
Estimated total restructuring costs to be incurred	$10,478	$221	$974	$11,673

4. Acquisitions

BlueGnome

On September 19, 2012, the Company announced the acquisition of BlueGnome Ltd ("BlueGnome"), a provider of cytogenetics and in vitro fertilization screening products. Total consideration for the acquisition was $95.5 million, which included $88.0 million in initial cash payments and $7.5 million in fair value of contingent cash consideration of up to $20.0 million based on the achievement by December 28, 2014 of certain revenue based milestones.

The Company estimated the fair value of contingent cash consideration using a probability weighted discounted cash flow approach, a Level 3 measurement based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. The Company used a discount rate of 30% in the assessment of the acquisition date fair value for the contingent cash consideration. Future changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements could have a significant effect on the fair value of the contingent consideration.

In conjunction with the purchase transaction, the Company also agreed to pay up to $20.0 million to BlueGnome shareholders contingent upon the retention of certain key employees and certain other criteria. Such contingent payments will be recognized as contingent compensation expense over the retention period through December 28, 2014.

Using information available at the close of the acquisition, the Company allocated approximately $9.8 million of the total consideration to tangible assets, net of liabilities, and $49.2 million to identified intangible assets, including additional developed technologies of $25.0 million, customer relationships of $17.1 million, and a trade name of $7.1 million with average useful lives of seven, seven, and ten years, respectively. The Company also recorded an $11.8 million deferred tax liability to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense. The Company recorded the excess consideration of approximately $48.3 million as goodwill. The purchase price allocation for the acquisition set forth above is preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available.

Prior Acquisitions

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

The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately 229,000 shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which shares are subject to forfeiture if certain non-revenue-based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.1 million were determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over a period of two years in research and development expense or selling, general and administrative expense.

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

The Company allocated $0.9 million of the total consideration to tangible assets, net of liabilities, and $26.9 million to identified intangible assets, including additional developed technologies of $23.3 million, a trade name of $2.5 million, and customer relationships of $1.1 million, with weighted average useful lives of approximately nine, ten, and three years, respectively. The Company recorded the excess consideration of $43.6 million as goodwill.

As of September 30, 2012, the Company’s remaining gross milestone obligations related to prior acquisitions other than Epicentre and BlueGnome consisted of potential employment-related milestone payments of $1.4 million. Employment-related contingent compensation expense is recorded in operating expense.
Adjustments related to contingent compensation recorded as a result of all acquisitions consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Contingent compensation, included in research and development expense	$754	$775	$2,218	$4,067
Contingent compensation, included in selling, general and administrative expense	742	(279)	2,586	1,259
Total contingent compensation expense	$1,496	$496	$4,804	$5,326
IPR&D, included in acquisition related (gain) expense, net	$—	$—	$—	$5,425

5. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and January 1, 2012 (in thousands):

	September 30, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$131,783	$—	$—	$131,783	$166,898	$—	$—	$166,898
Debt securities in government sponsored entities	—	296,835	—	296,835	—	394,039	—	394,039
Corporate debt securities	—	461,108	—	461,108	—	433,382	—	433,382
U.S. Treasury securities	132,034	—	—	132,034	59,169	—	—	59,169
Deferred compensation plan assets	—	13,568	—	13,568	—	10,800	—	10,800
Total assets measured at fair value	$263,817	$771,511	$—	$1,035,328	$226,067	$838,221	$—	$1,064,288
Liabilities:
Acquisition related contingent consideration liability	$—	$—	$12,257	$12,257	$—	$—	$6,638	$6,638
Deferred compensation liability	—	11,823	—	11,823	—	8,970	—	8,970
Total liabilities measured at fair value	$—	$11,823	$12,257	$24,080	$—	$8,970	$6,638	$15,608

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration liabilities changed, resulting in a $1.1 million gain and $1.7 million expense recorded in acquisition related (gain) expense, net in the condensed consolidated statements of income during the three and nine months ended September 30, 2012, respectively.

Changes in estimated fair value of contingent consideration liabilities from January 1, 2012 through September 30, 2012 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2012	$6,638
Acquisition of BlueGnome	7,500
Change in estimated fair value, recorded in acquisition related (gain) expense, net	1,713
Cash settlement	(3,594)
Balance as of September 30, 2012	$12,257

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

Changes in the Company’s reserve for product warranties from January 1, 2012 through September 30, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$11,966
Additions charged to cost of revenue	12,132
Repairs and replacements	(12,458)
Balance as of September 30, 2012	$11,640

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

The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes semiannually in arrears in cash on March 15 and September 15 of each year. The Company made interest payments of $1.2 million and $2.3 million during the three and nine months ended September 30, 2012, respectively. The 2016 Notes mature on March 15, 2016. If a designated event, as defined in the indenture for the 2016 Notes, such as an acquisition, merger, or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

If the 2016 Notes were converted as of September 30, 2012, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes, which was anti-dilutive for the three and nine months ended September 30, 2012.

0.625% Convertible Senior Notes due 2014

In 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (the "2014 Notes"). The Company pays 0.625% interest per annum on the principal amount of the 2014 Notes semi-annually in arrears in cash on February 15 and August 15 of each year. Interest payments made during the three and nine months ended September 30, 2012 were immaterial due to conversions which occurred in prior periods. The 2014 Notes mature on February 15, 2014. The effective interest rate of the liability component was estimated to be 8.3%.

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

The 2014 Notes became convertible into cash and shares of the Company's common stock in various prior periods and became convertible again from April 1, 2012 through, and including, September 30, 2012. There were no conversions of the 2014 Notes during the three and nine months ended September 30, 2012. During the nine months ended October 2, 2011, the principal amount of 2014 Notes converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion. The balance of the convertible note hedge transactions with respect to approximately $40.1 million principal amount of the 2014 Notes (which are convertible for up to approximately 1,838,000 shares of the Company's common stock) remained in place as of September 30, 2012. The warrants were not affected by the early conversions of the 2014 Notes and, as a result, warrants covering up to approximately 18,322,000 shares of common stock remained outstanding as of September 30, 2012.

As a result of the conversions during the three and nine months ended October 2, 2011, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. If the remaining 2014 Notes were converted as of September 30, 2012, the if-converted value would exceed the principal amount by $46.8 million.

The following table summarizes information about the equity and liability components of the 2014 Notes and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	September 30, 2012		January 1, 2012
	2016 Notes	2014 Notes	2016 Notes	2014 Notes
Principal amount of convertible notes outstanding	$920,000	$40,125	$920,000	$40,125
Unamortized discount of liability component	(122,838)	(3,818)	(147,034)	(5,722)
Net carrying amount of liability component	797,162	36,307	772,966	34,403
Less: current portion	—	(36,307)	—	—
Long-term debt	$797,162	$—	$772,966	$34,403
Conversion option subject to cash settlement	—	$3,818	—	$5,722
Carrying value of equity component, net of debt issuance cost	$155,366	$112,131	$155,366	$114,035
Fair value of outstanding notes (Level 2 measurement)	$864,529	$89,589	$725,632	$60,122
Remaining amortization period of discount on the liability component	3.5 years	1.4 years	4.2 years	2.1 years

Contractual coupon interest expense and accretion of discount on the liability component recorded for the convertible senior notes during the three and nine months ended September 30, 2012 and October 2, 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Contractual coupon interest expense	$638	$306	$1,835	$1,649
Accretion of discount on the liability component	$8,801	$8,492	$26,100	$23,673

8. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of product revenue	$1,928	$1,955	$5,584	$5,267
Cost of service and other revenue	142	194	327	536
Research and development	7,764	8,621	22,878	24,810
Selling, general and administrative	13,238	13,801	41,359	39,663
Share-based compensation expense before taxes	23,072	24,571	70,148	70,276
Related income tax benefits	(7,821)	(8,464)	(23,780)	(24,424)
Share-based compensation expense, net of taxes	$15,251	$16,107	$46,368	$45,852

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchase rights granted under the ESPP for the nine months ended September 30, 2012 are as follows:

	Stock Options	Employee Stock Purchase Rights
Risk-free interest rate	0.56% - 0.74%	0.09% - 0.17%
Expected volatility	43% - 48%	33% - 64%
Expected term	4.0 - 4.7 years	0.5 - 1.0 year
Expected dividends	—	—
Weighted average fair value per share	$14.70	$16.45

As of September 30, 2012, approximately $160.5 million of unrecognized compensation cost related to stock options, restricted stock units, performance stock units, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.1 years.

9. Stockholders’ Equity

Stock Options

The Company’s stock option activity under all stock option plans during the nine months ended September 30, 2012 is as follows:

	Options (in thousands)	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2012	10,378	$29.69
Granted	223	39.48
Exercised	(1,475)	17.95
Cancelled	(129)	40.85
Outstanding as of September 30, 2012	8,997	$31.69

At September 30, 2012, outstanding options to purchase approximately 6,984,000 shares were exercisable with a weighted average exercise price per share of $27.81.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended September 30, 2012, approximately 328,000 shares were issued under the ESPP. As of September 30, 2012, there were approximately 15,406,000 shares available for issuance under the ESPP.

Restricted Stock Units

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2012 is as follows:

	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value per Share
	(in thousands)
Outstanding at January 1, 2012	3,476	$41.87
Awarded	732	48.50
Vested	(472)	41.50
Cancelled	(324)	44.96
Outstanding as of September 30, 2012	3,412	$43.05
 _______________________________________

(1)	The fair value of each restricted stock unit represents the fair market value of one share of the Company’s common stock.

Performance Stock Units

In March 2012, the Company's Compensation Committee of the Company's Board of Directors approved changes to the Company's long-term equity incentive program for executive officers and approved the issuance of certain performance stock units at the end of a three-year performance period. The number of shares issuable will range from 50% and 150% of approximately 589,000 shares approved in the award, based on the Company's performance relative to specified earnings per share targets at the end of the three-year performance period. The performance stock units were awarded with a weighted average grant-date fair value of $49.67, which represents the fair market value of one share of the Company’s common stock on the grant date.

Warrants

As of September 30, 2012, warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.435. These warrants were sold to counterparties to the Company's convertible note hedge transactions in connection with the offering of the 2014 Notes, with the proceeds of such warrants used by the Company to partially offset the cost of such hedging transactions. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

Share Repurchases

On April 18, 2012, the Company's Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. During the three and nine months ended September 30, 2012, the Company repurchased approximately 569,000 shares for $25.0 million and 1,364,000 shares for $57.5 million, respectively.

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

10. Income Taxes

The Company's effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and nine months ended September 30, 2012 were 31.8% and 33.2%, respectively. For the three and nine months ended September 30, 2012, the variance from the U.S. federal statutory rate of 35% is primarily attributable to the tax impact of headquarter relocation expenses recorded in the third quarter of 2012 and IPR&D impairment charges recorded in the second quarter of 2012, both of which were recorded as discrete items.

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

In connection with the unsolicited tender offer by Roche (refer to note "12. Unsolicited Tender Offer"), the Company became involved in three stockholder class action lawsuits, with one case in the U.S. District Court for the Southern District of California, one case in the California Superior Court (County of San Diego), and one consolidated case in the Court of Chancery for the State of Delaware. Following termination of Roche's tender offer, the plaintiffs in each of these actions voluntarily dismissed the class action lawsuits with prejudice as to them.

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

During the nine months ended September 30, 2012, the Company recorded a legal contingency loss of $3.0 million in aggregate within cost of product revenue. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or, other than with respect to amounts already recorded, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

During the three and nine months ended September 30, 2012, the Company recorded $4.0 million and $18.7 million, respectively, in expenses in relation to the Offer, such expenses consisting primarily of legal, advisory, proxy solicitation, and other professional services fees.

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

About Illumina

We are a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. Using our proprietary technologies, we provide a comprehensive line of genetic analysis solutions, with products and services that address a broad range of highly interconnected markets, including sequencing, genotyping, gene expression, and molecular diagnostics. Our customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, consumer genomics companies, and in vitro fertilization clinics,.

Our broad portfolio of instruments, consumables, and analysis tools are designed to simplify and accelerate genetic analysis. This portfolio addresses the full range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. In 2007, through our acquisition of Solexa, Inc., we acquired our proprietary sequencing by synthesis (SBS) technology that is at the heart of our leading-edge sequencing instruments. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and copy number variation (CNV) analyses, as well as gene expression profiling and other DNA, RNA, and protein studies. In 2010, through our acquisition of Helixis, Inc., we expanded our instrument portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences. To further enhance our genetic analysis workflows, in 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2012, we acquired BlueGnome Ltd., a provider of cytogenetics and in vitro fertilization screening products.

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

Funding Environment

There remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slow economic growth. We believe this uncertainty will continue into 2013, which could lead to purchasing delays and could negatively impact our business.

While many of our customers receive funding from government agencies to purchase our products or services, we are increasingly less dependent on government funding as exemplified by MiSeq orders, which are weighted more heavily to non-academic customers. However, we estimate that approximately one-third of our total revenue continues to be derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). In fiscal 2012, the NIH budget increased 1% as compared to fiscal 2011 levels. NIH funding for the next six months will be subject to the continuing resolution that has been agreed upon and signed into law by President Obama. The significance and timing of any reductions to the NIH budget beyond the next six months may be significantly impacted by the sequestration provisions of the Budget Control Act of 2011 and by whether these provisions remain in effect. In addition, the U.S. Department of Health and Human Services (HHS), of which the NIH is a part, has the ability to reallocate funds within its budget to spare the NIH from the full effect of HHS budget reductions.  Accordingly, although there is no clarity on sequestration and the NIH budget for 2013 remains uncertain, we continue to believe that a dramatic reduction in NIH funding is unlikely. We further believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. Our sequencing instrument installed base continued to expand in Q3 2012 with the first commercial shipments of the HiSeq 2500. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that focused studies will drive future microarray sales; however, as the cost of sequencing continues to decrease, we believe that researchers will migrate certain whole genome array studies to sequencing over the next few years.

Financial Overview

Financial highlights for the first three quarters of 2012 include the following:

•
Net revenue increased by 4.2% during the first three quarters of 2012 compared to the same period in 2011. Revenue for the first three quarters of 2012 was driven by an increase in consumable revenue due to the continued growth of our instrument installed base and an increase in consumable revenue per HiSeq system.

•
Gross profit as a percentage of revenue (gross margin) was 67.9% for the first three quarters of 2012, an increase from 66.9% for the first three quarters of 2011. The improvement was a result of a shift in sales mix from instruments to consumables, which have a higher gross margin. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our ability to set pricing, product mix, cost structure for manufacturing operations, and creation of innovative and high premium products that meet or stimulate customer demand.

•
Income from operations decreased 17.9% in the first three quarters of 2012 compared to the same period in 2011 primarily driven by the impairment of in-process research and development ("IPR&D") acquired in a prior business combination, costs related to the relocation of our headquarters, costs incurred to address Roche's unsolicited tender offer, and costs related to the restructuring efforts announced in Q4 2011. We expect to incur additional expenses related to the unsolicited tender offer through the first half of 2013.

•
Our effective tax rate was 33.2% for the first three quarters of 2012. The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. For the remainder of 2012 and beyond, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory rate as the portion of our earnings subject to lower statutory tax rates increases and the U.S. research and development tax credit is passed and retroactively applied for 2012.

•	We ended Q3 2012 with cash, cash equivalents, and short-term investments totaling $1.2 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q3 2012	Q3 2011	YTD 2012	YTD 2011
Revenue:
Product revenue	91.8%	93.5%	92.6%	94.0%
Service and other revenue	8.2	6.5	7.4	6.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	26.5	29.2	27.5	29.6
Cost of service and other revenue	3.7	2.8	3.4	2.4
Amortization of acquired intangible assets	1.3	1.3	1.2	1.1
Total cost of revenue	31.5	33.3	32.1	33.1
Gross profit	68.5	66.7	67.9	66.9
Operating expense:
Research and development	18.9	21.4	20.7	18.8
Selling, general and administrative	24.4	28.0	24.6	24.9
Unsolicited tender offer related expense	1.4	—	2.2	—
Restructuring charges	—	—	0.5	—
Headquarter relocation expense	6.8	2.8	2.8	1.5
Acquisition related (gain) expense, net	(0.1)	(1.1)	0.3	0.3
Total operating expense	51.4	51.1	51.1	45.5
Income from operations	17.1	15.6	16.8	21.4
Other income (expense):
Interest income	1.2	0.6	0.9	0.6
Interest expense	(3.3)	(3.7)	(3.4)	(3.2)
Other expense, net	0.3	(0.7)	(0.2)	(4.8)
Total other expense, net	(1.8)	(3.8)	(2.7)	(7.4)
Income before income taxes	15.3	11.8	14.1	14.0
Provision for income taxes	5.0	3.2	4.6	4.7
Net income	10.4%	8.6%	9.5%	9.3%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended September 30, 2012 and October 2, 2011 were both 13 and 26 weeks, respectively.
Revenue

(Dollars in thousands)	Q3 2012	Q3 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Product revenue	$262,418	$220,296	$42,122	19%	$776,893	$756,884	$20,009	3%
Service and other revenue	23,456	15,203	8,253	54	62,358	48,580	13,778	28
Total revenue	$285,874	$235,499	$50,375	21%	$839,251	$805,464	$33,787	4%

Product revenue consists primarily of revenue from the sales of consumables and instruments. Our service and other revenue is primarily generated from instrument service contracts and genotyping and sequencing services.

Q3 2012 Compared to Q3 2011

Consumables revenue increased $31.8 million, or 22%, to $176.7 million in Q3 2012 compared to $144.9 million in Q3 2011. The increase was attributable to increased sales of sequencing consumables, driven by higher consumable sales per HiSeq system and the growth of our installed base of sequencing instruments.

Instrument revenue increased $10.5 million, or 15%, to $82.4 million in Q3 2012 compared to $71.8 million in Q3 2011, driven by sequencing instrument shipments. We benefited from a full quarter of MiSeq system shipments in the current period compared to a partial quarter of shipments in Q3 2011, and we commenced commercial shipments of the HiSeq 2500 in Q3 2012. Additionally, we believe that Q3 2011 revenue was affected by purchasing delays due to the uncertainty surrounding the levels of academic funding in the United States and Europe and overall economic conditions at that time.

The increase in service and other revenue in Q3 2012 compared to Q3 2011 was driven by the increase in our instrument service contract revenue as a result of our growing installed base.

YTD 2012 Compared to YTD 2011

Consumables revenue increased $81.2 million, or 18%, to $533.3 million in the first three quarters of 2012 compared to $452.1 million in the same period in 2011. The increase was primarily attributable to increased sales of sequencing consumables, driven by higher consumable sales per HiSeq system and the growth of our installed base.

Instrument revenue decreased $58.7 million, or 20%, to $234.2 million in the first three quarters of 2012 compared to $292.9 million in the same period in 2011, driven by a decrease in HiSeq 2000 shipments, partially offset by three full quarters of MiSeq shipments. In the first three quarters of 2011, we shipped a high volume of HiSeq 2000 units, driven by the significant backlog entering the period and demand from the Genome Analyzer trade-in program.

Revenue in the first three quarters of 2011 reflects the impact of discounts provided to customers under our Genome Analyzer trade-in program. The estimated incremental sales incentive provided under this trade-in program was approximately $11.1 million for this period, based on the total discount provided from list price in excess of our average discount on HiSeq 2000 sales during the period. The Genome Analyzer trade-in program was completed in Q4 2011. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, of this Form 10-Q for additional information on the Genome Analyzer trade-in program.

The increase in service and other revenue in the first three quarters of 2012 compared to the same period in 2011 was driven by the increase in our instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q3 2012	Q3 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Gross profit	$195,873	$157,115	$38,758	25%	$569,881	$538,512	$31,369	6%
Gross margin	68.5%	66.7%			67.9%	66.9%

Q3 2012 Compared to Q3 2011

Gross profit in Q3 2012 increased by $39 million from Q3 2011, driven by the increase in revenue. Gross margin improved in Q3 2012 due in large part to the shift in sales mix from lower margin instruments to higher margin sequencing consumables as well as manufacturing efficiencies.

YTD 2012 Compared to YTD 2011

Gross profit in the first three quarters of 2012 increased in comparison to the same period in 2011 primarily due to higher sales. Gross margin improved in the first three quarters of 2012 due in large part to the shift in sales mix from lower margin instruments to higher margin consumables. Instrument sales from the first three quarters of 2011 were affected by promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 1.4% in the first three quarters of 2011. The trade-in program was completed in Q4 2011.

Operating Expense

(Dollars in thousands)	Q3 2012	Q3 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Research and development	$54,056	$50,399	$3,657	7%	$174,118	$151,400	$22,718	15%
Selling, general and administrative	69,791	66,031	3,760	6	206,276	200,925	5,351	3
Unsolicited tender offer related expense	3,956	—	3,956	100	18,742	—	18,742	100
Restructuring charges	138	—	138	100	3,434	—	3,434	100
Headquarter relocation expense	19,475	6,519	12,956	199	23,445	11,583	11,862	102
Acquisition related (gain) expense, net	(357)	(2,598)	2,241	(86)	2,460	2,442	18	1
Total operating expense	$147,059	$120,351	$26,708	22%	$428,475	$366,350	$62,125	17%

Q3 2012 Compared to Q3 2011

Research and development expense increased by $3.7 million, or 7%, in Q3 2012 from Q3 2011, primarily due to increased investment in projects to develop and commercialize new products and increased facilities expense as the rental fees for our current headquarters are higher than the prior facilities occupied in Q3 2011. These increases were partially offset by a decrease in personnel expenses as a result of a restructuring and reduction in workforce in Q4 2011.

Selling, general and administrative expense increased by $3.8 million, or 6% in Q3 2012 from Q3 2011. The increase is attributable to an increase in professional service fees and increased facilities expense as the rental fees for our current headquarters are higher than the prior facilities occupied in Q3 2011. These increases were partially offset by cost savings resulting from the restructuring plan and reduction in workforce announced in Q4 2011.

During Q1 2012, CKH Acquisition Corporation and Roche Holding Ltd. (together, “Roche”) made an unsolicited tender offer to purchase all outstanding shares of our common stock for $51.00 per share. We recorded $4.0 million of expenses incurred in relation to the offer during Q3 2012, consisting primarily of advisory fees. Refer to note "12. Unsolicited Tender Offer" in Part I, Item 1 of this Form 10-Q for further information.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. The restructuring effort has been substantially completed.

In Q3 2012, we completed the relocation of our headquarters that started in 2011. During Q3 2012, we incurred $19.5 million in additional headquarter relocation expense, primarily consisting of cease-use loss recorded upon vacating our prior headquarters, double rent expense during the transition to our new facility, and accretion of interest expense on lease exit liability recorded upon vacating our prior headquarters. Headquarter relocation expense recorded in Q3 2011 consisted of accelerated depreciation and rent expense on the new facility during the transition period when we occupied both the current and new facility.

Acquisition related (gain) expense, net, in Q3 2012 consisted of gains related to changes in fair value of contingent consideration partially offset by $0.7 million in acquisition transaction costs. Acquisition related expense, net in Q3 2011 included gains related to changes in fair value of contingent consideration.

YTD 2012 Compared to YTD 2011

Research and development expense increased by $22.7 million, or 15%, in the first three quarters of 2012 from the same period in 2011, primarily due to a $21.4 million impairment loss recognized for IPR&D recorded as a result of a prior acquisition, increased investment in projects to develop and commercialize new products and increased facilities expense as the rental fees for our current headquarters are higher than the facilities occupied in Q3 2011. These increases were partially offset by a decrease in personnel expenses as a result of a restructuring and reduction in workforce in Q4 2011.

Selling, general and administrative expense increased slightly in the first three quarters of 2012 from the same period in 2011. The increase is driven by increases in professional service fees, facilities expenses, and share-based compensation and other discretionary personnel expenses. These increases are partially offset by cost savings resulted from the restructuring plan and reduction in workforce announced in Q4 2011.

During the first three quarters of 2012, we recorded $18.7 million of expenses incurred in relation to Roche's unsolicited tender offer, consisting primarily of legal, advisory, and other professional fees.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded additional restructuring charges of $3.4 million during the first three quarters of 2012, comprised primarily of severance pay and other employee separation costs.

In Q3 2012, we completed the relocation of our headquarters that started in 2011. During the first three quarters of 2012, we incurred $23.4 million in additional headquarter relocation expense, primarily consisting of cease-use loss associated with vacating our prior headquarters, double rent expense during the transition to our new facility, and accretion of interest expense on the lease exit liability . Headquarter relocation expense recorded in the first three quarters of 2011 consisted of accelerated depreciation and rent expense on the new facility during the transition period of occupying both the current and new facility.

Acquisition related (gain) expense, net in the first three quarters of 2012 consisted of acquisition transaction costs of $0.7 million and changes in fair value of contingent consideration. Acquisition related (gain) expense, net in the first three quarters of 2011 consisted of gains related to changes in fair value of contingent consideration offset by acquired in-process research and development of $5.4 million related to a milestone payment for a prior acquisition.

Other Expense, Net

(Dollars in thousands)	Q3 2012	Q3 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Interest income	$3,459	$1,388	$2,071	149%	$7,370	$4,909	$2,461	50%
Interest expense	(9,483)	(8,797)	(686)	8	(28,193)	(25,605)	(2,588)	10
Other income (expense), net	855	(1,564)	2,419	(155)	(1,878)	(38,643)	36,765	(95)
Total other expense, net	$(5,169)	$(8,973)	$3,804	(42)%	$(22,701)	$(59,339)	$36,638	(62)%

Q3 2012 Compared to Q3 2011

Interest income increased in Q3 2012 due to an increase in realized gains from our investment portfolio. Interest expense in Q3 2012 remained largely unchanged from Q3 2011, and is primarily comprised of accretion of discount on our convertible senior notes.

Other income (expense), net, in Q3 2012 primarily consisted of foreign exchange gains. Other income (expense), net, in Q3 2011 primarily consisted of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates.

YTD 2012 Compared to YTD 2011

Interest income increased in the first three quarters of 2012 due to an increase in realized gains from our investment portfolio. Interest expense in the first three quarters of 2012 remained largely unchanged from the same period in 2011, and is primarily comprised of accretion of the discount on our convertible senior notes.

Other income (expense), net, in first three quarters of 2012 primarily consisted of foreign exchange losses. Other income (expense), net, in the first three quarters of 2011 primarily consisted of a loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the converted notes and their fair value as of the settlement dates.

Provision for Income Taxes

(Dollars in thousands)	Q3 2012	Q3 2011	Change	Percentage Change	YTD 2012	YTD 2011	Change	Percentage Change
Income before income taxes	$43,645	$27,791	$15,854	57%	$118,705	$112,823	$5,882	5%
Provision for income taxes	$13,897	$7,640	6,257	82%	$39,354	$37,915	$1,439	4%
Effective tax rate	31.8%	27.5%			33.2%	33.6%

Q3 2012 Compared to Q3 2011

Our effective tax rate was 31.8% in Q3 2012. The variance from the U.S. statutory rate of 35% was primarily attributable to the tax impact of the headquarter relocation expense, which was recorded as a discrete item during Q3 2012. Our future effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. In Q3 2011, the tax rate was 27.5%. The variance from the U.S. statutory rate was primarily attributable to the tax impact of the loss on extinguishment of debt, which was recorded as a discrete item during Q3 2011.

YTD 2012 Compared to YTD 2011

Our effective tax rate was 33.2% for the first three quarters of 2012. The variance from the U.S. statutory rate of 35% was primarily attributable to the tax impact of the IPR&D impairment charge and headquarter relocation expense, both of which were recorded as discrete items in Q2 2012 and Q3 2012, respectively. Our future effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate was 33.6% for the first three quarters of 2011. The variance from the U.S. statutory rate was primarily attributable to the tax benefit related to the loss on extinguishment of debt and adjustments related to tax returns for prior years in various jurisdictions, partially offset by a tax detriment related to non-deductible additional IPR&D charges.

Liquidity and Capital Resources

Cash flow summary

(In thousands)	YTD 2012	YTD 2011
Net cash provided by operating activities	$212,997	$249,840
Net cash used in investing activities	(168,623)	(358,039)
Net cash (used in) provided by financing activities	(4,713)	89,168
Effect of exchange rate changes on cash and cash equivalents	450	(70)
Net increase (decrease) in cash and cash equivalents	$40,111	$(19,101)

Operating Activities

Cash provided by operating activities in the first three quarters of 2012 consisted of net income of $79.4 million plus net non-cash adjustments of $146.9 million in addition to changes in net operating assets of $13.3 million. The primary non-cash expenses added back to net income included share-based compensation of $70.1 million, depreciation and amortization expenses related to property and equipment and acquired intangible assets of $45.7 million, impairment of IPR&D of $21.4 million, and the accretion of the debt discount of $26.1 million. These non-cash add-backs were partially offset by the $12.5 million incremental tax benefit related to stock options exercised. The main drivers in the change in net operating assets included increases in accounts receivable, accounts payable, and accrued liabilities due to increased business activity.

Cash provided by operating activities in the first three quarters of 2011 consisted of net income of $74.9 million plus net non-cash adjustments of $155.2 million and changes in net operating assets of $19.8 million. The primary non-cash expenses added back to net income included loss on extinguishment of debt of $37.6 million, share based compensation of $70.3 million, depreciation and amortization expenses related to property and equipment and intangible assets of $49.8 million, and accretion of the debt discount on our convertible notes totaling $23.7 million. These non-cash add-backs were partially offset by the $40.4 million incremental tax benefit related to stock options exercised.

Investing Activities

Cash used in investing activities totaled $168.6 million for the first three quarters of 2012. We purchased $802.4 million of available-for-sale securities and $794.9 million of our available-for-sale securities matured or were sold during the period. We used $15.0 million for purchases of strategic investments and $11.3 million for purchases of intangible assets. We also paid net cash of $83.2 million for acquisitions, and invested $51.7 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $358.0 million for the first three quarters of 2011. During the period, we purchased $1.1 billion of available-for-sale securities, and $840.1 million of our available-for-sale securities matured or were sold. We also paid net cash of $58.3 million for acquisitions, and used $50.7 million for capital expenditures primarily associated with the purchase of manufacturing, servicing, and R&D equipment, infrastructure for manufacturing facilities, and information technology equipment and systems.

Financing Activities

Cash used in financing activities totaled $4.7 million for the first three quarters of 2012. We received $38.7 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our employee stock purchase plan and used $52.5 million to repurchase our common stock. In addition, we received $12.5 million in incremental tax benefit related to stock options exercised.

Cash provided by financing activities totaled $89.2 million for the first three quarters of 2011. We received $903.5 million in proceeds from the issuance of our 0.25% Convertible Senior Notes due 2016, net of issuance discounts. We also received $65.6 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sales of shares under our employee stock purchase plan. Additionally, we received $40.4 million in incremental tax benefit related to stock options exercised. These increases were partially offset by common stock repurchases of $570.4 million and payments on the principal amount of our 0.625% Convertible Senior Notes due 2014 of $349.9 million upon conversions.

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

At September 30, 2012, we had approximately $1.2 billion in cash, cash equivalents, and short-term investments. Our short-term investments include marketable securities consisting of debt securities in government sponsored entities, corporate debt securities, and U.S. Treasury notes. Cash and cash equivalents held by our foreign subsidiaries at September 30, 2012 were approximately $181.8 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

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

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities will be sufficient to fund our operating needs for at least the next 12 months, barring unforeseen circumstances. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2012, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters of 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no substantial changes to our market risks in the nine months ended September 30, 2012, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

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

During Q3 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q3 2012 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

In connection with the unsolicited tender offer by Roche (see note "12. Unsolicited Tender Offer" in Part I, Item 1 of this Form 10-Q), the Company became involved in three stockholder class action lawsuits, with one case in the U.S. District Court for the Southern District of California, one case in the California Superior Court (County of San Diego), and one consolidated case in the Court of Chancery for the State of Delaware. Following termination of Roche's tender offer, the plaintiffs in each of these actions voluntarily dismissed the class action lawsuits with prejudices as to them.

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

During the nine months ended September 30, 2012, the Company recorded a legal contingency loss of $3.0 million in aggregate within cost of product revenue. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, to determine whether a liability has been incurred, or, other than with respect to amounts already recorded, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The Company believes, however, that the liability, if any, resulting from the aggregate amount of losses for any outstanding litigation or claim will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended September 30, 2012.

Issuer Purchases of Equity Securities

On April 18, 2012, the Company's Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. The following table summarizes shares repurchased pursuant to these programs during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 30, 2012 - August 26, 2012	236,504	$42.28	236,504	$207,518,903
August 27, 2012 - September 30, 2012	332,785	45.07	332,785	192,518,977
Total	569,289	$43.91	569,289	$192,518,977
____________

(1)	All shares purchased during the three months ended September 30, 2012 were made in open-market transactions.

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

Illumina, Inc. (registrant)

Date:	October 29, 2012	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer