Form 10-K
period 2012-12-30
ILLUMINA INC
filed 2013-02-15
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of January 31, 2013, there were 124,040,754 shares (excluding 46,449,505 shares held in treasury) of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 2, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the Common Stock on The NASDAQ Global Select Market on June 29, 2012 (the last trading day before July 2, 2012), was $3.8 billion. This amount excludes an aggregate of approximately 29.3 million shares of Common Stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 30, 2012

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

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments (including new products and services), and other matters that are not historical facts.
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

•
our ability to further develop and commercialize our sequencing, array, PCR, consumables, and diagnostics technologies and to deploy new products, services, and applications, and expand the markets, for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to successfully identify and integrate acquired technologies, products, or businesses;

•	our expectations and beliefs regarding future prospects and growth of the business and the markets in which we operate;

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
_______________________________________
Illumina®, illuminaDx, BaseSpace®, BeadArray, BeadXpress®, BlueGnome, cBot, CSPro®, DASL®, DesignStudio, Eco, Epicentre®, GAIIx, Genetic Energy, Genome Analyzer, GenomeStudio®, GoldenGate®, HiScan®, HiSeq®, Infinium®, iSelect®, MiSeq®, MiSeqDx, Nextera®, NuPCR, SeqMonitor, Solexa®, TruSeq®, TruSight, VeraCode®, the pumpkin orange color, and the Genetic Energy streaming bases design are certain of our trademarks. This report also contains brand names, trademarks, or service marks of companies other than Illumina, and these brand names, trademarks, and service marks are the property of their respective holders.
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

Using our proprietary technologies, we provide a comprehensive line of genetic analysis solutions, with products and services that serve a broad range of highly interconnected markets, including sequencing, genotyping, and gene expression. Our customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, and consumer genomics companies, and in vitro fertilization clinics.

Our broad portfolio of systems, consumables, and analysis tools are designed to simplify genetic analysis. This portfolio addresses a range of genomic complexity, price points, and throughputs, enabling researchers to select the best solution for their scientific challenge. Our leading edge sequencing instruments can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism genotyping and copy number variation analyses, as well as gene expression profiling, and other DNA, RNA, and protein studies.

In 2012 and early 2013, we took significant steps to support our goal of becoming the leader in genomic-based diagnostics by acquiring BlueGnome Ltd. (BlueGnome) in September 2012 and signing a definitive agreement to acquire Verinata Health, Inc. (Verinata) in January 2013. Our acquisition of BlueGnome, a leading provider of solutions for the screening of genetic abnormalities associated with developmental delay, cancer, and infertility, enhances our ability to establish integrated solutions in reproductive health and cancer. Upon completion of the Verinata acquisition, our focus on reproductive health will be further strengthened by having access to Verinata’s verifi® prenatal test, the broadest non-invasive prenatal test (NIPT) available today for high-risk pregnancies, and what we believe to be the most comprehensive intellectual property portfolio in the NIPT industry. To further enhance our genetic analysis workflows, in 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2010, through our acquisition of Helixis, Inc. (Helixis), we expanded our portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences. Our Eco Real-Time PCR System provides researchers with an affordable, full-featured system to perform targeted validation studies.

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

Molecular Diagnostics Primer

Molecular diagnostic assays (or tests) are designed to identify the biological indicators linked with disease and drug response, providing physicians with information to more effectively diagnose, treat, and monitor both acute and chronic disease conditions. They are an integral part of personalized healthcare, where the unique makeup of each individual can be taken into account in diagnosing disease and managing treatment through the use of more tailored therapies. Biological indicators that can be measured by these assays include protein or gene expression, methylation levels, copy number variations, and the presence or absence of a specific gene or group of genes.

There are molecular diagnostics assays on the market, including assays for infectious disease, cancer, and heart disease, as well as molecular-based drug metabolism and response assays to help physicians select the most effective therapy with the fewest side effects. Our innovative technologies and products are contributing to the development of a wide range of potential genomic-based molecular diagnostics assays.

Growing news coverage about the clinical relevance of newly discovered genetic markers has prompted consumer interest in having personal genomes analyzed, sparking the development of the consumer genomics market. We believe there are distinct medical benefits, especially for people with family histories of certain diseases, of knowing potential disease predispositions. Several companies, including Illumina, now offer personal sequencing or genotyping services, working with physician groups and genetic counselors to interpret the results for consumers.

We believe the growth in consumer genomics and the use of genomic-based diagnostic assays will trigger a fundamental shift in the practice of medicine and the economics of the pharmaceutical industry and health care by facilitating an increased emphasis on preventative and predictive molecular medicine, ushering in the era of personalized medicine.

Our Principal Markets

From the company’s inception, we have believed that the analysis of genetic variation and function will play an increasingly important role in molecular biology, and that by empowering genetic analysis, our tools will advance disease research, drug development, and the creation of molecular diagnostic tests. In addition to developing sequencing- and array-based solutions for life science, applied, and consumer genomics markets, we are facilitating the transition of sequencing to the clinic, by supporting and carrying out clinical trials to gather data for regulatory submissions in the US and globally, and establishing infrastructure to offer products designed and manufactured in compliance with global quality standards for medical devices.

Life Sciences Research Market

Our core business is in the life sciences research market, which consists of laboratories generally associated with universities, medical research centers, and government institutions, as well as biotechnology and pharmaceutical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: next-generation sequencing, mid-to-high-complexity genotyping and gene expression (for whole-genome discovery and profiling), and low complexity genotyping and gene expression (for high-throughput targeted screening). DNA sequencing is growing the most rapidly among these three areas due to the creation of next generation sequencing technologies. It is fueled by private and public funding, new global initiatives to broadly characterize genetic variation, and the migration of legacy genetic applications to sequencing-based technologies.

Applied Markets

We provide products and services for various other markets, which we refer to as “applied markets.” The largest among these is the agricultural market, where government and corporate researchers use our sequencing and array-based tools to accelerate and enhance agricultural research. For example, we currently offer microarrays that contain SNPs for custom and focused genotyping of seeds and crops (such as maize, tomatoes, apples, and potatoes), livestock (such as cattle, horses, pigs, goats, and sheep), and companion animals (such as dogs). Customers use these tools to perform selective breeding through high-value trait screening methods, thereby accelerating and enhancing the process as compared to traditional methods such as cross-breeding. We have developed a high-growth recurring revenue business in both the livestock and agricultural segments, and emerging opportunities in the applied markets include forensics and pet genomics.

Molecular Diagnostics Market

Molecular diagnostics is the fastest growing segment of the diagnostics market. At present, this growth is largely driven by infectious disease testing, but molecular diagnostics is rapidly expanding into new areas such as reproductive health (including non-invasive prenatal testing) and cancer management - both are areas of focus for our diagnostics business. The increasing efficacy of molecular diagnostics is driven by the continued discovery of genetic markers with proven clinical utility, the increasing adoption of genetic-based diagnostic tests, and the expansion of reimbursement programs to include a greater number of approved molecular diagnostic tests. We believe our sequencing and array instrument platforms are foundational to continued growth in this market.

In September 2012 we acquired BlueGnome, a leading provider of solutions for screening genetic abnormalities associated with developmental delay, cancer, and infertility. The combination of BlueGnome’s solutions with our microarray and sequencing platforms will enable the development of next-generation tools for these markets. In January 2013, we signed a definitive agreement to acquire Verinata Health, Inc. Upon completion of the Verinata acquisition, our focus on reproductive health will be further strengthened by having access to Verinata’s verifi® prenatal test, the broadest non-invasive prenatal test (NIPT) available today for high-risk pregnancies, and what we believe to be the most comprehensive intellectual property portfolio in the NIPT industry.

In December 2012, we submitted a 510(k) application for a version of our MiSeq system (the MiSeqDx) to the U.S. Food and Drug Administration, or FDA, for marketing as a cleared device for use with in vitro diagnostic (IVD) products. In connection with our FDA submission of the MiSeqDx system, we submitted two cystic fibrosis (CF) assays - a diagnostic assay and a carrier screening assay - to the FDA that, if cleared, would be sold as IVD kits to be run on the MiSeqDx system. The MiSeqDx Cystic Fibrosis Diagnostic Assay is designed for simultaneous detection of all mutations and variants within the cystic fibrosis transmembrane conductance regulator (CFTR) gene. The test is intended to be used as an aid in the diagnosis of individuals with suspected CF or congenital bilateral absence of vas deferens (CBAVD). Results of this test are intended to be interpreted by a certified clinical molecular geneticist or equivalent. The MiSeqDx Cystic Fibrosis Carrier Screening Assay is designed for simultaneous detection of clinically relevant variants within the CFTR gene, including those currently recommended for carrier screening purposes by the American College of Medical Genetics (ACMG) and the American College of Obstetricians and Gynecologists (ACOG). The test is intended to be used in general population screening to determine CF carrier status, as an aid in newborn screening for CF, and as an initial genetic test to aid in the diagnosis of individuals with suspected CF or CBAVD.

As the molecular diagnostics market continues to evolve and emerge, we believe the translational market will prove to be another growth opportunity for us. In September 2012, Illumina introduced TruSight content sets for use by laboratories with next-generation sequencing systems such as the MiSeq. Comprised of oligonucleotide probes targeting genes and gene regions thought to be relevant for specific genetic diseases or conditions, TruSeq content sets are designed for use by laboratories in the development of their own unique targeted sequencing tests.

Consumer Genomics Markets

New sequencing and genotyping technologies, such as those developed by Illumina, are driving down the cost of performing comprehensive sequencing and genotyping analyses, rapidly paving the way to improving diagnosing of diseases and evaluation of disease risk. Consumer genomics is a nascent market, but one we believe has the potential for high growth as the cost per analysis continues to drop. In 2009, we launched our Individual Genome Sequencing Service, the first physician-intermediated personal genome sequencing service for consumers. Built around physician-patient consultation, the service requires a physician’s order to initiate the process, with genome sequencing performed using our CLIA-certified, CAP-accredited laboratory.

Our Principal Technologies

Our unique technology platforms enable the scale of experimentation necessary for genome-wide discovery, target selection, and validation studies (see Figure 1 below). More than 8,000 customer-authored scientific papers have been published to date using these technologies, representing the efforts of a large and dynamic Illumina user community. Through rapid innovation, we are changing the economics of genetic research, enabling projects that were previously considered unapproachable.

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

Our DNA sequencing technology is based on our proprietary reversible terminator-based sequencing chemistry, referred to as sequencing by synthesis (SBS) biochemistry. Our SBS sequencing technology provides researchers with a broad range of applications and the ability to sequence even large mammalian genomes in days rather than weeks or years. Our highest throughput sequencing instrument, the HiSeq 2500, has the ability to generate up to 600 gigabases (Gb) (five human genomes) of DNA sequence in ten days, or up to 120 Gb in approximately one day in rapid run mode. Since the launch of our first sequencing system in 2007, our systems have reduced the cost of sequencing by more than a factor of 100.

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

Using our BeadArray technology, we achieve high-throughput analysis with a high density of test sites per array, and are able to format arrays in various configurations. We seek to maximize cost effectiveness by reducing consumption of expensive consumables and valuable samples, and through the low manufacturing costs associated with our technologies. Our ability to vary the size, shape, and format of the well patterns and to create specific bead pools for different applications provides the flexibility to address multiple markets and market segments. These features enable our BeadArray technology to be applied to high-growth markets of SNP genotyping and CNV analysis and have allowed us to be a key player in the gene expression market.

Eco Real-Time PCR Technology

In 2010, we purchased Helixis and its novel real-time PCR technology and introduced the Eco Real-Time PCR System to the market. Real-Time PCR (also known as quantitative PCR or qPCR) is used to amplify and simultaneously quantify a targeted DNA molecule, with applications in gene expression, viral quantification, array data validation, pathogen detection, and genotyping. The procedure follows the same steps as PCR, whereby thermal cycling (alternately heating and cooling the DNA sample from 20 to 40 times) causes the DNA to self-replicate, resulting in the doubling of DNA product with each cycle. Real-time PCR uses various fluorescent detection chemistries to enable the monitoring of the PCR reaction as it progresses. Data are collected at each cycle rather than at the end of the reaction, providing higher precision, increased sensitivity, increased dynamic range, and higher resolution.

The Eco System combines a proprietary thermal system, four-color multiplex capabilities, and a fine-tuned optical system to deliver accurate qPCR results. Its unique design provides superior thermal uniformity, supporting high-quality PCR performance for demanding applications such as high resolution melt (HRM) curve analysis used for SNP genotyping, DNA fingerprinting, species identification, HLA compatibility typing, allelic prevalence, and DNA methylation analysis. Measuring just over one cubic foot in size, we believe the Eco System’s overall performance rivals larger, more expensive systems.

Our Products

Using our proprietary technologies, our products give our customers the ability to analyze the genome at any level of complexity, from whole-genome sequencing to low-multiplex assays, and enable us to serve a number of markets, including research, agriculture, forensics, pharmaceuticals, and genomic-based molecular diagnostics.

The majority of our product sales consist of instruments and consumables (which include reagents, flow cells, and BeadChips) based on our proprietary technologies. For the fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, instrument sales comprised 27%, 35%, and 36%, respectively, of total revenues, and consumable sales represented 64%, 56%, and 56%, respectively, of total revenues.

Sequencing Platforms

Based on our proprietary SBS technology, our next-generation sequencing platforms are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications.  Designed for high-throughput sequencing, the HiSeq 2500 is a fast, easy-to-use instrument that can generate either up to 600 Gb of data in high-output mode or up to 120 Gb in rapid run mode.  In the high-output mode, the HiSeq 2500 processes either up to five human genomes (120 Gb per genome) in ten days or a single human genome at 30x coverage in approximately one day.  Offering the same flexibility, the HiSeq 1500 accommodates lower throughput needs, with an easy upgrade path to the HiSeq 2500.  Launched in 2011, our MiSeq Personal Sequencing System delivers the fastest time to an answer (as little as 2-3 hours) and offers a breadth of sequencing applications in a compact and economical instrument to meet the needs of individual researchers.

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

Through our acquisition of BlueGnome in 2012, we are a leading provider of solutions for the screening of genetic abnormalities associated with developmental delay, cancer, and infertility. BlueGnome supplies to some of the world’s leading in vitro fertilization (IVF) centers a preimplantation genetic screening (PGS) test for counting the chromosomes in a single human cell. Studies have shown that PGS improves IVF success, increasing pregnancy rates for women and reducing miscarriages and multiple births.

Our reproductive health offerings also include CytoChip, a test for the investigation of genetic abnormalities mainly associated with developmental delay or with complex leukemias. CytoChip is used by more than 200 labs across 40 countries worldwide as a first-line cytogenetic test, replacing traditional G-band karyotyping.

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

Introduced in 2010, the IGN links researchers interested in conducting large whole genome sequencing projects with leading institutes worldwide that possess our next-generation sequencing technology. The IGN provides a cost-effective and dependable way to complete large sequencing projects. All IGN partners are experienced and well-published using Illumina technology, and each has completed Illumina’s Certified Service Provider (CSPro) certification. Each IGN partner possesses ten or more high-throughput Illumina sequencing systems, providing the scalability to handle even the largest sequencing projects with rapid completion times. Current members include: the Broad Institute, British Columbia Cancer Agency’s Genome Science Centre, Cold Spring Harbor Laboratory, University of Washington Department of Genome Sciences, National Center for Genome Resources, Macrogen/Genomic Medicine Institute, and Illumina’s own FastTrack Services.

Individual Genome Sequencing

Since June 2009, Illumina's Clinical Services Laboratory has been offering the Individual Genome Sequencing Service providing personal genome sequencing from our CLIA-certified, CAP-accredited laboratory using Illumina next-generation sequencing technology.  We offer a variety of reporting options. The Individual Genome Sequencing Service requires individuals to follow our physician-mediated process, which involves pre-service consultation and informed consent that includes review of the information potentially to be learned in the report. The final genome data is returned to the physician who then meets with the patient and discusses implications and possible actions based on the results. If the physician and patient agree, the information can also be downloaded to the individual's personal iPad® for additional exploration. We are collaborating with a number of partners to provide additional evaluations, such as ancestry, and information on traits of interest.

Intellectual Property

We have an extensive intellectual property portfolio, including, as of February 1, 2013, ownership of, or exclusive licenses to, 270 issued U.S. patents and 172 pending U.S. patent applications, including 11 allowed applications that have not yet issued as patents.  Our issued patents include those directed to various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, and chemical detection technologies, and have terms that expire between 2013 and 2030.  We continue to file new patent applications to protect the full range of our technologies.  We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

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

We are party to various exclusive and non-exclusive license agreements and other arrangements with third parties that grant us rights to use key aspects of our array and sequencing technologies, assay methods, chemical detection methods, reagent kits, and scanning equipment.  We have exclusive licenses from Tufts University to patents that are directed to our BeadArray technology.  These patents were filed by Dr. David Walt, who is a member of our board of directors, the Chairman of our Scientific Advisory Board, and one of our founders.  Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2013 and 2020.  We have additional nonexclusive license agreements with various third parties for other components of our products.  In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation, and require that we pay customary royalties while the agreement is in effect.

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

Our research and development expenses for fiscal 2012, 2011, and 2010 were $231.0 million, $196.9 million, and $177.9 million, respectively. We expect research and development expense to increase during 2013 as a result of the growth of our business and as we continue to expand our research and product development efforts.

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

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In each of these areas, we have dedicated sales, service, and application support personnel responsible for expanding and managing their respective customer bases. In addition, in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa we sell our products and provide services to customers through distributors that specialize in life science products. Likewise, in the United States we sell our qPCR portfolio (including the Eco Real-Time PCR System and associated reagents) through a distributor. We expect to continue to increase our sales and distribution resources during 2013 and beyond as we launch a number of new products and expand the number of customers that can use our products.

Manufacturing

We manufacture sequencing and array platforms, reagent kits, scanning equipment, and oligos. Our manufacturing capacity for consumables and instruments has grown during 2012 to support increased customer demand. To continue to increase throughput and improve the quality and manufacturing yield as we increase the complexity of our products, we are exploring ways to continue increasing the level of automation in the manufacturing process. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances.

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

Segment and Geographic Information

In accordance with the authoritative accounting guidance for segment reporting, we have determined that we have two operating segments for purposes of recording and reporting our financial results: Life Sciences and Diagnostics. Our Life Sciences operating segment includes all products and services related to the research market, namely the product lines based on our sequencing, array, and real-time PCR technologies. Our Diagnostics operating segment focuses on the emerging opportunity in molecular diagnostics. During all periods presented, our Diagnostics operating segment had limited activity. Accordingly, our financial results for both operating segments are reported on an aggregate basis as one reportable segment. We will begin reporting in two operating segments once revenues, operating profit or loss, or assets of the Diagnostics operating segment exceed 10% of the consolidated amounts.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, and the Asia-Pacific region. Shipments to customers outside the United States totaled $580.1 million, or 51% of our total revenue, during fiscal 2012, compared to $526.8 million, or 50%, and $403.8 million, or 45%, in fiscal 2011 and 2010, respectively. The U.S. dollar has been determined to be the functional currency of the Company’s international operations due to the primary economic environment of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “15. Segment Information, Geographic Data, and Significant Customers” in Part II, Item 8 of this Form 10-K for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $260 million and $251 million at December 30, 2012 and January 1, 2012, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date; however, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect the majority of the backlog as of December 30, 2012 to be shipped within the fiscal year ending December 29, 2013. Although we generally recognize revenue upon the transfer of title to a customer, we may be required to defer the recognition of revenue even after title transfer depending on the specific arrangement with a customer and the applicable accounting treatment.

Seasonality

Historically, demand for our products is usually lowest in the first quarter of the calendar year and highest in the third quarter of the calendar year as a result, in part, of U.S. academic customers spending unused budget allocations before the end of the U.S. government’s fiscal year on September 30 of each year. However, this historical pattern has decreased during the past two years as a result, in part, of uncertainty concerning government and academic research funding and reduced usage of our consumable products during the summer vacation season.

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

Government Regulation

As we continue to expand our product lines to encompass products that are intended to be used for the diagnosis of disease, such as molecular diagnostic products, regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production, and marketing of such products. Products that we develop in the molecular diagnostic markets, depending on their intended use, will be regulated as medical devices by the FDA and comparable agencies of other countries and may require either receiving clearance following a pre-market notification process, also known as a 510(k) clearance, or premarket approval (PMA), from the FDA prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay.

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

In addition, the regulatory approval or clearance process required to design, manufacture, market, sell, and support our existing and future products that are intended for, and marketed and labeled as, “Research Use Only,” or RUO, is uncertain if such products are used or could be used, even without our consent, for the diagnosis of disease. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Employees

As of December 30, 2012, we had a total of approximately 2,400 employees. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. In addition, we employ a number of temporary and contract employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

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

The timing and amount of revenues from customers that rely on government and academic research funding may vary significantly due to factors that can be difficult to forecast, and there remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slowing economic growth. Funding for life science research has increased more slowly during the past several years compared to previous years and has declined in some countries. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as defense, entitlement programs, or general efforts to reduce budget deficits could be viewed by governments as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities, such as the U.S. National Institute of Health, or NIH. For instance, the significance and timing of anticipated reductions to the NIH budget from March 2013 may be significantly impacted by the sequestration provisions of the Budget Control Act of 2011 and whether these provisions remain in effect. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could adversely affect our business, financial condition, or results of operations.

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

To the extent that we fail to introduce new and innovative products, or such products are not accepted in the market or suffer significant delays in development, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to develop successfully and timely introduce new products could reduce our growth rate or otherwise have an adverse effect on our business. In the past, we have experienced, and are likely to experience in the future, delays in the development and introduction of new products. There can be no assurance that we will keep pace with the rapid rate of change in our markets or that our new products will adequately meet the requirements of the marketplace, achieve market acceptance, or compete successfully with competing technologies. Some of the factors affecting market acceptance of new products and services include:

•	availability, quality, and price relative to competing products and services;

•	the functionality and performance of new and existing products and services;

•	the timing of introduction of new products or services relative to competing products and services;

•	scientists’ and customers’ opinions of the utility of new products or services;

•	citation of new products or services in published research;

•	regulatory trends and approvals; and

•	general trends in life sciences research and applied markets.

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

We are highly dependent on our management and scientific personnel, including Jay Flatley, our President and Chief Executive Officer. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, the continued growth of our business depends on our ability to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science companies, universities, and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use stock options and restricted stock units to attract key personnel, incentivize them to remain with us, and align their interests with those of the Company by building long-term stockholder value. If our stock price decreases, the value of these equity awards decreases and therefore reduces a key employee’s incentive to stay.

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

Additionally, we currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and Hayward, California; Madison, Wisconsin; Singapore; and Cambridge, United Kingdom. These areas are subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage one of our facilities significantly or if other events were to cause our operations to fail, we may be unable to manufacture our products, provide our services, or develop new products.

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

Products are not subject to FDA clearance or approval if they are not intended to be used for the diagnosis of disease. However, as we expand our product line to encompass products that are intended to be used for the diagnosis of disease, certain of our products will become subject to regulation by the FDA, or comparable agencies of other countries, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition, or operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.

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

In addition, the regulatory approval or clearance process required to design, manufacture, market, sell, and support our existing and future products that are intended for, and marketed and labeled as, “Research Use Only,” or RUO, is uncertain if such products are used or could be used, even without our consent, for the diagnosis of disease. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Doing business internationally creates operational and financial risks for our business.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We are focused on expanding our international operations in key markets. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing facilities in the United Kingdom and Singapore. During 2012, the majority of our sales to international customers were denominated in foreign currencies while the majority of our purchases of raw materials from international suppliers were denominated in U.S. dollars. Shipments to customers outside the United States comprised 51%, 50%, and 45% of our total revenue for fiscal years 2012, 2011, and 2010, respectively. We intend to continue to expand our international presence by selling to customers located outside of the United States and we expect the total amount of non-U.S. sales to continue to grow.

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

We are subject to risks related to taxation in multiple jurisdictions.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the U.S. Internal Revenue Service or other taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

An inability to manage our growth or the expansion of our operations could adversely affect our business, financial condition, or results of operations.

Our business has grown rapidly, with total revenues increasing from $73.5 million for the year ended January 1, 2006 to $1.15 billion for the year ended December 30, 2012 and with the number of employees increasing from 375 to approximately 2,400 during the same period. We expect to continue to experience substantial growth in order to achieve our operating plans. The continued global expansion of our business and addition of new personnel may place a strain on our management and operational systems. Our ability to effectively manage our operations and growth requires us to continue to expend funds to enhance our operational, financial, and management controls, reporting systems, and procedures and to attract and retain sufficient numbers of talented employees on a global basis. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Our future operating results will depend on the ability of our management to continue to implement and improve our research, product development, manufacturing, sales and marketing, and customer support programs, enhance our operational and financial control systems, expand, train, and manage our employee base, integrate acquired businesses, and effectively address new issues related to our growth as they arise. There can be no assurance that we will be able to manage our recent or any future expansion or acquisition successfully, and any inability to do so could adversely affect our business, financial condition, or results of operations.

Our operating results may vary significantly from period to period, and we may not be able to sustain operating profitability.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services, the effects of new product launches and related promotions, the timing and availability of our customers’ funding, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. While we anticipate future growth, there is some uncertainty as to the timing of revenue recognition on a quarterly basis. This is because a substantial portion of our quarterly revenue is typically recognized in the last month of a quarter and because the pattern for revenue generation during that month is normally not linear, with a concentration of orders in the final week of the quarter. In light of that, our revenue cut-off and recognition procedures, together with our manufacturing and shipping operations, may experience increased pressure and demand during the time period shortly before the end of a fiscal quarter.

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. In addition, we expect operating expenses to continue to increase significantly in absolute dollars, and we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Accordingly, our ability to sustain profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses, and if revenue does not grow as anticipated, we may not be able to maintain annual or quarterly profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. In addition, non-cash share-based compensation expense and expenses related to prior and future acquisitions are also likely to continue to adversely affect our future profitability. Due to the possibility of significant fluctuations in our revenue and expenses, particularly from quarter to quarter, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.

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

Our products may be used to provide genetic information about humans, agricultural crops, and other living organisms. The information obtained from our products could be used in a variety of applications, which may have underlying ethical, legal, and social concerns regarding privacy and the appropriate uses of the resulting information, including preimplantation genetic screening of embryos, prenatal genetic testing, genetic engineering or modification of agricultural products, or testing genetic predisposition for certain medical conditions, particularly for those that have no known cure. Governmental authorities could, for social or other purposes, call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. These and other ethical, legal, and social concerns about genetic testing may limit market acceptance of our technology for certain applications or reduce the potential markets for our technology, either of which could have an adverse effect on our business, financial condition, or results of operations.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, and that of our customers, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

Conversion of our outstanding convertible notes may result in losses.

As of December 30, 2012, we had $40 million aggregate principal amount of convertible notes due 2014 and $920 million aggregate principal amount of convertible notes due 2016 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock remains significantly above the conversion price of $21.83 per share with respect to convertible notes due 2014 and $83.55 with respect to convertible notes due 2016, we expect that the noteholders will elect to convert the applicable notes. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 8.3% with respect to convertible notes due 2014 and 4.5% with respect to convertible notes due 2016. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

Our Certificate of Incorporation and Bylaws include anti-takeover provisions that may make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make it more difficult to successfully complete a merger, tender offer, or proxy contest involving us. These provisions include our Preferred Shares Rights Agreement, commonly known as a “poison pill” and provisions in our Certificate of Incorporation that give our Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control.

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
The following chart summarizes the facilities we lease as of December 30, 2012, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

	Approximate		Lease
Location	Square Feet	Operation	Expiration Dates
San Diego, CA	502,000	R&D, Manufacturing, Warehouse,	2015 – 2031
		Distribution, and Administrative
Hayward, CA	109,000	R&D, Manufacturing, and Administrative	2013 – 2014
Singapore	87,000	Manufacturing and Administrative	2013 – 2015
Eindhoven, the Netherlands	42,000	Distribution and Administrative	2015
Cambridge, United Kingdom	66,000	R&D, Manufacturing, and Administrative	2021 - 2024
Madison, WI	27,000	R&D, Manufacturing, and Administrative	2018
Other	19,000	R&D, Manufacturing, Sales, and Administrative	2013 - 2015

ITEM 3.	Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We recorded a legal contingency loss of $3.0 million in aggregate within cost of product revenue in 2012. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, we are currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigations or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.
On November 24, 2010, Syntrix Biosystems, Inc. filed suit against us in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that we willfully infringed U.S. Patent No. 6,951,682 by selling our BeadChip array products, and that we misappropriated Syntrix’s trade secrets. Fact and expert discovery is complete in the case. In November and December 2012, we filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the court granted our motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The court denied Syntrix’s motion for summary judgment on validity, and denied our motion for summary judgment for non-infringement and invalidity. A trial is scheduled to begin on February 26, 2013.
We have thoroughly investigated Syntrix’s claims and believe the claims are without merit. While we believe there is no legal basis for the alleged liability, we cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. For example, each party has filed motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial. In addition to post-trial briefing, the parties would likely engage in appellate motion practice, the result of which is also unpredictable and could significantly affect the outcome of the case.

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

	2012		2011
	High	Low	High	Low
First Quarter	$55.39	$28.72	$74.12	$61.87
Second Quarter	53.00	37.77	76.81	65.41
Third Quarter	49.27	38.92	79.40	39.82
Fourth Quarter	57.00	44.78	40.53	25.57

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. The graph assumes that $100 was invested on December 30, 2007 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return Among Illumina Inc, NASDAQ Composite Index,
and NASDAQ Biotechnology Index

300
200
100
0
DOLLARS
12.30.07
12.28.08
01.03.10
01.02.11
01.01.12
12.30.12
Illumina, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Holders

As of January 31, 2013 we had 224 record holders of our common stock.

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

Purchases of Equity Securities by the Issuer

On April 18, 2012, the Company’s Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. The following table summarizes shares repurchased pursuant to these programs during the quarter ended December 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2012 - October 28, 2012	97,289	$51.39	97,289	$187,518,994
October 29, 2012 - November 25, 2012	207,558	48.18	207,558	177,519,092
November 26, 2012 - December 30, 2012	190,921	52.38	190,921	167,519,168
Total	495,768	$50.43	495,768	$167,519,168
____________

(1)	All shares purchased during the fiscal quarter ended December 30, 2012 were made in open-market transactions.

Sales of Unregistered Securities

None during the fiscal quarter ended December 30, 2012.

ITEM 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended December 30, 2012.

Statement of Operations Data

	Years Ended
	December 30, 2012 (52 weeks)	January 1, 2012 (52 weeks)	January 2, 2011 (52 weeks)	January 3, 2010 (53 weeks)	December 28, 2008 (52 weeks)
	(In thousands, except per share data)
Total revenue	$1,148,516	$1,055,535	$902,741	$666,324	$573,225
Income from operations	200,752	199,461	211,654	125,597	80,457
Net income	151,254	86,628	124,891	72,281	39,416
Net income per share:
Basic	$1.23	$0.70	$1.01	$0.59	$0.34
Diluted	$1.13	$0.62	$0.87	$0.53	$0.30
Shares used in calculating net income per share:
Basic	122,999	123,399	123,581	123,154	116,855
Diluted	133,693	138,937	143,433	137,096	133,607

Balance Sheet Data

	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Cash, cash equivalents and short-term investments(1),(2),(3)	$1,350,204	$1,189,568	$894,289	$693,527	$640,075
Working capital	1,482,477	1,317,698	723,881	540,354	483,113
Total assets	2,566,085	2,195,840	1,839,113	1,429,937	1,327,171
Long-term debt, current portion(1)	36,967	—	311,609	290,202	276,889
Long-term debt, less current portion(1)	805,406	807,369	—	—	—
Total stockholders’ equity(2),(3)	1,318,581	1,075,215	1,197,675	864,248	798,667

In addition to the following notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.
_______________________________________

(1)
During 2011, we issued $920.0 million principal amount of 0.25% Convertible Senior Notes due 2016, which was classified as long-term liability as of December 30, 2012 and January 1, 2012. In February 2007, we issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014. Due to the 0.625% Convertible Senior Notes due 2014 being convertible during the fiscal years ended December 30, 2012, January 2, 2011, January 3, 2010, and December 28, 2008, we classified the outstanding principal amount of these notes as current in our consolidated balance sheet in the respective periods. As of January 1, 2012, the outstanding principal amount of the 0.625% Convertible Senior Notes was not convertible and was therefore reclassified to long-term liability. See note “7. Convertible Senior Notes” in Part II, Item 8, Notes to Consolidated Financial Statements, for further information.

(2)
For the fiscal years ended December 30, 2012, January 1, 2012, January 2, 2011, January 3, 2010, and December 28, 2008, we repurchased 1.9 million, 9.2 million, 0.8 million, 6.1 million, and 3.1 million shares, respectively, of common stock for $82.5 million, $570.3 million, $44.0 million, $175.1 million, and $70.8 million, respectively. See note “10. Stockholders’ Equity” in Part II, Item 8, Notes to Consolidated Financial Statements.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no significant off-balance sheet arrangements.

•	Contractual Obligations. Tabular disclosure of known contractual obligations as of December 30, 2012.

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

About Illumina

We are a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. Using our proprietary technologies, we provide a comprehensive line of genetic analysis solutions, with products and services that address a broad range of highly interconnected markets, including sequencing, genotyping, gene expression, and genomic-based diagnostics. Our customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, consumer genomics companies, and in vitro fertilization clinics.

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

In 2012 and early 2013, we took significant steps to support our goal to be the leader in genomic-based diagnostics by acquiring BlueGnome Ltd. (BlueGnome) in September 2012 and signing a definitive agreement to acquire Verinata Health, Inc. (Verinata) in January 2013. BlueGnome is a leading provider of solutions for the screening of genetic abnormalities associated with developmental delay, cancer, and infertility, and BlueGnome’s offerings enhance our ability to establish integrated solutions in reproductive health and cancer. Upon completion of the Verinata acquisition, we will further strengthen our diagnostic focus on reproductive health by having access to Verinata’s verifi® prenatal test, the broadest non-invasive prenatal test (NIPT) available today for high-risk pregnancies, and what we believe to be the most comprehensive intellectual propert

y portfolio in the NIPT industry. To further enhance our genetic analysis workflows, in 2011 we acquired Epicentre Technologies Corporation (Epicentre), a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications. In 2010, through our acquisition of Helixis, Inc., we expanded our portfolio to include real-time polymerase chain reaction (PCR), one of the most widely used technologies in life sciences. Our Eco Real-Time PCR System provides researchers with an affordable, full-featured system to perform targeted validation studies.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part I of this report.

Funding Environment

There remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting slow economic growth. We believe this uncertainty will continue in 2013, which could lead to purchasing delays and could negatively impact our business.

While many of our customers receive funding from government agencies to purchase our products or services, we are increasingly less dependent on government funding. In fiscal 2012, approximately 30% of our total revenue came from commercial customers who are not reliant on government agencies for funding, and it is our strategy to diversify our customer base to increase further the portion of our revenue from commercial customers over time. However, we estimate that approximately one-third of our total revenue continues to be derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). In fiscal 2012, the NIH budget increased 1% as compared to fiscal 2011 levels. NIH funding for the first quarter of 2013 will be subject to the continuing resolution that was signed into law by President Obama and funds the NIH at 90% of budget. The significance and timing of any reductions to the NIH budget from March 2013 may be significantly impacted by the sequestration provisions of the Budget Control Act of 2011 and by whether these provisions remain in effect. In addition, the U.S. Department of Health and Human Services (HHS), of which the NIH is a part, has the ability to reallocate funds within its budget to spare the NIH from the full effect of HHS budget reductions.  We further believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. Our sequencing instrument installed base continued to expand in 2012. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

Our sequencing instrument portfolio primarily includes the HiSeq product family and MiSeq. We began full commercial shipments in the fourth quarter of 2012 of our previously announced HiSeq 2500 sequencing system, which allows customers to sequence an entire human genome in approximately a day. Our MiSeq sequencing system is a low-cost personal sequencing system that we believe will provide individual researchers a platform with rapid turnaround time, high accuracy, and streamlined workflow. We believe our MiSeq systems will continue to be a competitive offering in the lower throughput sequencing market and help us expand our presence in this emerging market segment.

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. As the cost of sequencing continues to decrease, we believe that life science researchers will migrate certain whole genome array studies to sequencing over the next few years; however, we expect this decline to be offset by demand from customers in applied and translational markets.

Financial Overview

Financial highlights for 2012 include the following:

•
Net revenue increased by 9% during 2012 compared to 2011. The increase in revenue was primarily driven by an increase in consumable sales and instrument service contract revenue as our installed base continued to expand in 2012. We believe our revenue will continue to grow in 2013.

•
Gross profit as a percentage of revenue (gross margin) was 67.4% in 2012, an increase from 67.2% in 2011. Gross margin improved in 2012 due in large part to the shift in sales mix from instruments to consumables, which have a higher gross margin than instruments. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our pricing power, product mix changes between consumable, instrument, and service sales, product mix changes between established products and new products in new markets, our cost structure for manufacturing operations, and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased slightly by $1.3 million in 2012 compared to 2011. This was a result of higher gross profit, which was driven by increased revenue, being mostly offset by higher operating expenses. In 2012, our research and development expenses increased by $34.1 million and our selling, general and administrative expenses increased by $24.1 million as we continue to grow our business. We anticipate that the dollar amount of these expenses will increase as we continue to invest in our technology, people, and infrastructure to support our growth.

In 2012, we completed the relocation of our headquarters that started in 2011 and incurred $26.3 million in headquarter relocation expense, which primarily included a cease-use loss upon vacating our prior headquarters, double rent expense during the transition to the new facility, and the accretion of interest expense on the related lease exit liability. We do not expect to incur significant additional headquarter relocation expense other than the accretion of interest expense on lease exit liability.
In 2012, we also incurred $23.1 million in expenses associated with the unsolicited tender offer for shares of our common stock commenced by CKH Acquisition Corp. and Roche Holding Ltd. (together, “Roche”) in early 2012. We anticipate incurring additional advisory expenses through mid-2013.

•
Our effective tax rate was 32.1% in 2012, as compared to 34.9% in 2011. The provision for income taxes is dependent on the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Item 1A of this report. For 2013 and beyond, we anticipate the provision for income taxes to increase in absolute dollars but the effective tax rate to trend lower than the U.S. federal statutory rate as the portion of our earnings subject to lower statutory tax rates increases.

The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, included the retroactive reinstatement of the federal research and development credit from January 1, 2012, through December 31, 2013. Our provision for income taxes for the year ended December 30, 2012, did not include the impact of the federal research credit generated in 2012 since the law was enacted subsequent to our reporting period. Had the legislation been enacted in 2012, the provision for income taxes for the year ended December 30, 2012, would have been reduced by approximately $2.0 million. Our provision for income taxes in the first quarter of 2013 will include the tax benefit as a result of the retroactive reinstatement of the federal research credit for 2012.

•	We ended 2012 with cash, cash equivalents, and short-term investments totaling $1.35 billion.

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended December 30, 2012, January 1, 2012, and January 2, 2011 stated as a percentage of total revenue.

	2012	2011	2010
Revenue:
Product revenue	91.9%	93.5%	93.3%
Service and other revenue	8.1	6.5	6.7
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	27.6	29.2	30.1
Cost of service and other revenue	3.8	2.5	2.4
Amortization of acquired intangible assets	1.2	1.1	0.9
Total cost of revenue	32.6	32.8	33.4
Gross profit	67.4	67.2	66.6
Operating expense:
Research and development	20.1	18.7	19.7
Selling, general and administrative	24.9	24.8	24.4
Headquarter relocation expense	2.3	4.0	—
Unsolicited tender offer related expense	2.0	—	—
Restructuring charges	0.4	0.8	—
Acquisition related expense (gain), net	0.2	0.1	(0.9)
Total operating expense	49.9	48.4	43.2
Income from operations	17.5	18.8	23.4
Other income (expense):
Cost-method investment related gain (loss), net	4.0	—	(1.1)
Interest income	1.4	0.7	0.9
Interest expense	(3.3)	(3.3)	(2.7)
Other (expense) income, net	(0.2)	(3.7)	—
Total other income (expense), net	1.9	(6.3)	(2.9)
Income before income taxes	19.4	12.5	20.5
Provision for income taxes	6.2	4.4	6.7
Net income	13.2%	8.1%	13.8%

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The years ended December 30, 2012, January 1, 2012, and January 2, 2011 were 52 weeks, respectively.

Revenue

	2012 - 2011				2011 - 2010
(Dollars in thousands)	2012	2011	Change	% Change	2010	Change	% Change
Product revenue	$1,055,826	$987,280	$68,546	7%	$842,510	$144,770	17%
Service and other revenue	92,690	68,255	24,435	36	60,231	8,024	13
Total revenue	$1,148,516	$1,055,535	$92,981	9%	$902,741	$152,794	17%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Services and other revenue consists primarily of instrument service contract revenue as well as sequencing and genotyping service revenue.

2012 Compared to 2011

Consumables revenue increased $133.5 million, or 22%, to $729.3 million in 2012 compared to $595.8 million in 2011. The increase was primarily attributable to increased sales of sequencing consumables, driven by higher consumable sales per HiSeq instrument and the growth in both the HiSeq and MiSeq installed base.

Instrument revenue decreased $58.8 million, or 16%, to $314.3 million in 2012 compared to $373.1 million in 2011, driven by a decrease in HiSeq shipments, partially offset by a full year of MiSeq shipments in 2012 as compared to less than two quarters of shipments in 2011.

Revenue in 2011 reflects the impact of discounts provided to customers under our Genome Analyzer trade-in program. The estimated incremental sales incentive provided under this trade-in program was approximately $11.1 million, based on the total discount provided from list price in excess of our average discount on HiSeq 2000 sales during the period. The Genome Analyzer trade-in program was completed in Q4 2011. See “Revenue Recognition” in note “1. Summary of Significant Accounting Policies” in Part II, Item 8, of this Form 10-K for additional information on the Genome Analyzer trade-in program.

The increase in service and other revenue in 2012 compared to 2011 was driven by an increase in our instrument service contract revenue as a result of our growing installed base as well as an increase in our genotyping and sequencing service revenue.

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

Gross Margin

	2012 - 2011				2011 - 2010
(Dollars in thousands)	2012	2011	Change	% Change	2010	Change	% Change
Total gross profit	$773,528	$709,098	$64,430	9%	$601,540	$107,558	18%
Total gross margin	67.4%	67.2%			66.6%

2012 Compared to 2011

Gross profit in 2012 increased in comparison to 2011 primarily due to higher sales. Gross margin improved in 2012 due in large part to the shift in sales mix from instruments to consumables, which have a higher margin than instruments. This improvement was partially offset by a legal settlement charge recorded to cost of sales in 2012. In addition, instrument sales in 2011 were affected by promotional discounts provided to customers on HiSeq 2000 sales, including the Genome Analyzer trade-in program. Based on the estimated amount of incremental sales incentive provided, the Genome Analyzer trade-in program negatively impacted our gross margin by approximately 1.1% in 2011. This trade-in program was completed in Q4 2011.

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

Operating Expense

	2012 - 2011				2011 - 2010
(Dollars in thousands)	2012	2011	Change	% Change	2010	Change	% Change
Research and development	$231,025	$196,913	$34,112	17%	$177,947	$18,966	11%
Selling, general and administrative	285,991	261,843	24,148	9	220,454	41,389	19
Headquarter relocation expense	26,328	41,826	(15,498)	(37)	—	41,826	100
Unsolicited tender offer related expense	23,136	—	23,136	100	—	—	—
Restructuring charges	3,522	8,136	(4,614)	(57)	—	8,136	100
Acquisition related expense (gain), net	2,774	919	1,855	202	(8,515)	9,434	(111)
Total operating expense	$572,776	$509,637	$63,139	12%	$389,886	$119,751	31%

2012 Compared to 2011

Research and development expense increased by $34.1 million, or 17%, in 2012 from 2011, primarily due to a $21.4 million impairment loss recognized for IPR&D recorded as a result of a prior acquisition and increased personnel expenses as we continue to increase our investment in projects to develop and commercialize new products. In addition, we incurred increased facilities expenses in 2012 as the rental fees for our current headquarters are higher than our prior facility.

Selling, general and administrative expense increased by $24.1 million in 2012 from 2011. The increase is primarily driven by a $15.8 million increase in personnel expenses associated with increased headcount, and a $9.5 million increase in legal and other consulting fees. Personnel expenses included salaries, share-based compensation, and benefits. These increases in expense were partially offset by a $2.3 million decrease in bad debt expense, as certain customer bankruptcies impacted us in 2011. In addition, we had the benefit of a $2.3 million legal settlement gain recorded in selling, general and administrative expenses in 2011.

In Q3 2012, we completed the relocation of our headquarters that started in 2011. During 2012, we incurred $26.3 million in additional headquarter relocation expense, primarily consisting of cease-use loss associated with vacating our prior headquarters, double rent expense during the transition to our new facility, and accretion of interest expense on the lease exit liability. Headquarter relocation expense recorded in 2011 consisted of accelerated depreciation and rent expense on the new facility during the transition period of occupying both the current and new facility.

During Q1 2012, CKH Acquisition Corporation and Roche Holding Ltd. (together, “Roche”) made an unsolicited tender offer to purchase all outstanding shares of our common stock for up to $51.00 per share. During 2012, we recorded $23.1 million of expenses incurred in relation to Roche’s unsolicited tender offer, consisting primarily of legal, advisory, and other professional fees.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded additional restructuring charges of $3.5 million during 2012, comprised primarily of separation and other employee costs.

Acquisition related expense (gain), net in 2012 consisted of acquisition transaction costs of $0.8 million and changes in fair value of contingent consideration of $2.0 million. Acquisition related expense (gain), net in 2011 consisted of gains related to changes in fair value of contingent consideration offset by acquired in-process research and development of $5.4 million related to a milestone payment for a prior acquisition.

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

Other Income (Expense), Net

	2012 - 2011				2011 - 2010
(Dollars in thousands)	2012	2011	Change	% Change	2010	Change	% Change
Cost-method investment related gain (loss), net	$45,911	$—	$45,911	100%	$(10,309)	$10,309	(100)%
Interest income	16,208	7,052	9,156	130	8,378	(1,326)	(16)
Interest expense	(37,779)	(34,790)	(2,989)	9	(24,598)	(10,192)	41
Other (expense) income, net	(2,484)	(38,678)	36,194	(94)	254	(38,932)	(15,328)
Total other income (expense), net	$21,856	$(66,416)	$88,272	(133)%	$(26,275)	$(40,141)	153%

2012 Compared to 2011

During the fourth quarter of 2012, we recognized a gain of $48.6 million on the sale of our minority ownership interest in deCODE Genetics, a cost-method investment. We also recorded an impairment loss of $2.7 million on another cost-method investment that was determined to be other-than-temporarily impaired.

Interest income increased in 2012 primarily due to a $6.0 million recovery of a previously impaired note receivable and an increase in realized gains from our investment portfolio. Interest expenses in both 2012 and 2011 are primarily comprised of accretion of the discount on our convertible senior notes.

Other (expense) income, net, in 2012 primarily consisted of foreign exchange losses. Other (expense) income, net, in 2011 primarily consisted of a $37.6 million loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014.

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

Cost-method investment related gain (loss), net, in 2010 consisted of a $13.2 million impairment charge recorded on a cost-method investment and a related note receivable, partially offset by a $2.9 million gain on acquisition of a previous investee.

Provision for Income Taxes

	2012 - 2011				2011 - 2010
(Dollars in thousands)	2012	2011	Change	% Change	2010	Change	% Change
Income before income taxes	$222,608	$133,045	$89,563	67%	$185,379	$(52,334)	(28)%
Provision for income taxes	71,354	46,417	24,937	54	60,488	(14,071)	(23)
Net income	$151,254	$86,628	$64,626	75%	$124,891	$(38,263)	(31)%
Effective tax rate	32.1%	34.9%			32.6%

2012 Compared to 2011

Our effective tax rate was 32.1% for 2012. The variance from the U.S. statutory rate of 35% was primarily attributable to the change in the mix of earnings in tax jurisdictions with different statutory rates. Our future effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate in 2011 closely approximated the U.S. statutory rate because a significant portion of our earnings were subject to U.S. taxation.

2011 Compared to 2010

The effective tax rate in 2011 closely approximated the U.S. statutory rate because a significant portion of our earnings was subject to U.S. taxation. The increase in the effective tax rate in 2011 from 2010 was primarily attributable to lower non-taxable gains recorded on the changes in fair value of contingent consideration related to prior acquisitions and higher nondeductible acquired IPR&D charges recorded in 2011.

Liquidity and Capital Resources

At December 30, 2012, we had approximately $434.0 million in cash and cash equivalents, a $131.0 million increase from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at December 30, 2012 were approximately $265.5 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. At December 30, 2012, we have $916.2 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

In 2011, we issued $920.0 million in principal amount of convertible senior notes that mature on March 15, 2016 (2016 notes). We pay 0.25% interest per annum on the principal amount of the 2016 notes semi-annually in arrears in cash on March 15 and September 15 of each year. In 2007, we issued $400.0 million in principal of convertible senior notes that mature on February 15, 2014 (2014 notes). We pay 0.625% interest per annum on the principal amount of the 2014 notes semi-annually in arrears in cash on February 15 and August 15 of each year. Additional information about the convertible notes, including their conversion features, is described in note “7. Convertible Senior Notes” in Part II, Item 8, of this Form 10-K. As of December 30, 2012, the principal amounts of our 2016 notes and 2014 notes were $920.0 million and $40.1 million, respectively. Our commitment of interest payment on these outstanding notes is $8.4 million on an annual basis.

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

In 2012, we acquired BlueGnome for total cash and other consideration of $95.5 million, which included $7.5 million in fair value of contingent cash consideration. In 2011, we acquired Epicentre for total cash and other consideration of $71.4 million, which included $4.6 million in the fair value of contingent consideration settled in stock and $7.4 million in the fair value of contingent cash consideration.

Our Board of Directors has authorized several common stock repurchase programs. In 2012, we used $82.5 million to repurchase our outstanding shares under these programs. As of December 30, 2012, we had authorization from our Board of Directors to repurchase to an additional $167.5 million of our common stock.

During 2011, we used $314.3 million of the net proceeds from the issuance of our 2016 notes to purchase 4.9 million shares of our common stock in privately negotiated transactions concurrently with the issuance. We also used part of the net proceeds for the extinguishment of $349.9 million principal amount of our 2014 notes upon conversion. We used the remaining net proceeds for other general corporate purposes, which included acquisitions and purchases of our common stock.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months, including the pending acquisition of Verinata. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash flow Summary

(In thousands)	2012	2011	2010
Net cash provided by operating activities	$291,873	$358,140	$272,573
Net cash used in investing activities	(150,012)	(400,999)	(285,053)
Net cash (used in) provided by financing activities	(10,755)	97,016	116,474
Effect of exchange rate changes on cash and cash equivalents	(103)	(126)	320
Net increase in cash and cash equivalents	$131,003	$54,031	$104,314

Operating Activities

Cash provided by operating activities in 2012 consisted of net income of $151.3 million plus net adjustments to net income of $158.6 million, offset by a change in net operating assets of $18.0 million. The primary non-cash expenses added back to net income included share-based compensation of $94.3 million, depreciation and amortization expenses related to property and equipment and acquired intangible assets of $63.8 million, impairment of IPR&D of $21.4 million, and the accretion of the debt discount of $35.0 million. The adjustments to net income also included $20.8 million in incremental tax benefit related to share-based compensation, $45.9 million in net cost-method investment related gain, and $6.0 million in recovery of a previously impaired note receivable. The main drivers in the change in net operating assets included increases in accounts receivable, inventory, accounts payable, and accrued liabilities.

Cash provided by operating activities in 2011 consisted of net income of $86.6 million plus net adjustments to net income of $236.5 million and changes in net operating assets of $35.0 million. The primary non-cash expenses added back to net income included share-based compensation of $92.1 million, depreciation and amortization expenses related to property and equipment and acquired intangible assets of $68.3 million, debt extinguishment loss of $37.6 million, and the accretion of the debt discount of $32.2 million. The adjustments to net income also included $46.4 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets included increases in accrued liabilities, and decreases in inventory and accounts payable.

Cash provided by operating activities in 2010 consisted of net income of $124.9 million plus net adjustments to net income of $150.1 million, offset by a $2.4 million decrease in net operating assets. The primary non-cash expenses added back to net income included share based compensation of $71.6 million, depreciation and amortization expenses related to property and equipment and intangible assets of $42.0 million, and accretion of the debt discount on our convertible notes totaling $21.4 million. The adjustments to net income also included $42.4 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets included increases in accounts receivable, inventory, accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities totaled $150.0 million in 2012. We purchased $925.5 million of available-for-sale securities and $898.8 million of our available-for-sale securities matured or were sold during the period. We used $15.9 million for purchases of strategic investments and $12.2 million for purchases of intangible assets. We also paid net cash of $83.2 million for acquisitions, and invested $68.8 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems. We received $50.8 million in proceeds from a sale of a cost-method investment as well as $6.0 million from the recovery of a note receivable previously impaired.

Cash used in investing activities totaled $401.0 million in 2011. We purchased $1.3 billion of available-for-sale securities, and $1.1 billion of our available-for-sale securities matured or were sold during 2011. We used $58.3 million, net of cash acquired, in an acquisition and $13.8 million in the purchases of strategic investments. We also incurred $77.8 million in capital expenditures primarily associated with the purchase of manufacturing, R&D, and servicing equipment, leasehold improvements, and information technology equipment and systems.

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

Financing Activities

Cash used in financing activities totaled $10.8 million in 2012. We received $54.4 million in proceeds from the issuance of common stock through the exercise of stock options and warrants and under our employee stock purchase plan. We used $82.5 million to repurchase our common stock in 2012. In addition, we received $20.8 million in incremental tax benefit related to share-based compensation.

Cash provided by financing activities totaled $97.0 million in 2011. We received $903.5 million in proceeds from the issuance of $920.0 million of our 0.25% convertible senior notes due 2016, net of issuance discounts, of which $349.9 million was used to repay the principal amount of our 0.625% convertible senior notes due 2014 upon conversions in 2011. We used $570.4 million in repurchases of our common stock. We also received $67.5 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and under our employee stock purchase plan. In addition, we received $46.4 million in incremental tax benefit related to share-based compensation.

Cash provided by financing activities totaled $116.5 million in 2010. We received $118.0 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and under our employee stock purchase plan. We also received $42.4 million in incremental tax benefit related to share-based compensation. Cash provided by these activities was partially offset by common stock repurchases of $44.0 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 30, 2012, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of December 30, 2012, aggregated by type (amounts in thousands):

	Payments Due by Period(1)
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$968,551	$2,551	$44,850	$921,150	$—
Operating leases	515,207	27,676	47,167	47,276	393,088
Purchase obligations	12,276	8,908	3,368	—	—
Amounts due under executive deferred compensation plan	12,071	12,071	—	—	—
Total	$1,508,105	$51,206	$95,385	$968,426	$393,088
_______________________________________

(1)
The table excludes $37.6 million of uncertain tax benefits. We have not included this amount in the table because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. See note “13. Income Taxes” in Part II, Item 8 of this Form 10-K for further discussion of our uncertain tax positions. The table also excludes $35.0 million in potential contingent consideration payments related to acquisitions. We have not included this amount in the table because we cannot make a reasonably reliable estimate regarding whether the milestones required for these payments will be achieved. See note “4. Acquisitions” in Part II, Item 8 of this Form 10-K for further discussion of our contingent consideration.

(2)
Debt obligations include the principal amount of our convertible senior notes due 2016 and 2014, as well as interest payments to be made under the notes. Although these notes mature in 2016 and 2014 respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “7. Convertible Senior Notes” in Part II, Item 8 of this Form 10-K for further discussion of the terms of the convertible senior notes.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue from instrument service contract sales, genotyping and sequencing services, and amounts earned under research agreements with government grants, which are recognized in the period during which the related costs are incurred. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves significant judgments and estimates and actual results may differ from our estimates.

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

Revenue for product sales is recognized generally upon transfer of title to the customer, provided that no significant obligations remain and collection of the receivable is reasonably assured. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer or agreed upon milestones are reached.

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

In 2010, we offered an incentive with the launch of the HiSeq 2000 that enabled existing Genome Analyzer customers to trade in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer as of the date of the announcement and was the first significant trade-in program we have offered. The Genome Analyzer trade-in program was completed in 2011. We accounted for HiSeq 2000 discounts related to the trade-in program as reductions to revenue upon recognition of the HiSeq 2000 sales revenue, which is later than the date the trade-in program was launched.

In certain markets, the Company sells products and provides services to customers through distributors that specialize in life science products. In most sales through distributors, the product is delivered directly to customers. In cases where the product is delivered to a distributor, revenue recognition is deferred until acceptance is received from the distributor, and/or the end-user, if required by the applicable sales contract. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers. These transactions are accounted for in accordance with the Company’s revenue recognition policy described herein.

Investments

We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, and U.S. treasury securities. As of December 30, 2012, we have $916.2 million in short-term investments. In accordance with the accounting standard for fair value measurements, we classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.
As discussed in note “6. Fair Value Measurements” in Part II, Item 8 of this Form 10-K, a majority of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgments and estimates that if changed, could significantly affect our results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze customer accounts, review the length of time receivables are outstanding, review historical loss rates and assess current economic trends that may impact the level of credit losses in the future. Our gross trade accounts receivables totaled $219.3 million and the allowance for doubtful accounts was $4.3 million at December 30, 2012. Our allowance for doubtful accounts has generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we may need to increase our reserves if the financial conditions of our customers deteriorate.

Inventory Valuation

Inventories are stated at lower of cost or market. We record adjustments to inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We must make assumptions about future demand, market conditions, and the release of new products that will supersede old ones. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. Our gross inventory totaled $178.6 million and the cumulative adjustment for potentially excess and obsolete inventory was $19.9 million at December 30, 2012. Historically, our inventory adjustment has been adequate to cover our losses. However, if actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

Contingencies

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows.

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

In connection with certain of our acquisitions, additional contingent consideration is earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in acquisition related expense (gain), net, a component of operating expenses, in our consolidated statements of income. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains.

Management typically uses the discounted cash flow method to value our acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. A review of identifiable intangible assets and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets and compare their fair values to the respective carrying amounts.

In order to estimate the fair value of identifiable intangible assets and other long-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

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

Share-Based Compensation

We are required to measure and recognize compensation expense for all share-based payments based on estimated fair value. We estimate the fair value of stock options granted and stock purchases under our employee stock purchase plan using the Black-Scholes-Merton (BSM) option-pricing model. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant.

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

Cease-Use Loss upon Exit of Facility

In 2012, we completed the relocation of our headquarters to a new facility in San Diego, California, and recorded headquarter relocation expense of $26.3 million, the majority of which was attributable to a cease-use loss recorded upon vacating our prior headquarter facility. The lease on our prior headquarter facility expires in 2023. The cease-use loss is calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and leasehold improvements. In calculating the cease-use loss, management is required to make significant judgments to estimate the present value of future cash flows from the assumed sublease. The key assumptions that we use in our discounted cash flow model include the amount and timing of estimated sublease rental receipts, and the risk-adjusted discount rate. These assumptions are subjective in nature and the actual future cash flows could differ from our estimates, resulting in significant adjustments to the cease-use loss recorded.

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

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Based on the available evidence as of December 30, 2012, we were not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, we recorded a valuation allowance of $1.8 million against certain U.S. deferred tax assets.

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

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. In addition, if a 100 basis point change in overall interest rates were to occur in 2013, our interest income would change by approximately $13.5 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of December 30, 2012.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. During 2011, we issued $920 million in aggregate principal amount of our 0.25% convertible senior notes due 2016. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $83.55, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 4.5%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $3.0 million.

Market Price Sensitive Instruments

In order to reduce potential equity dilution, in connection with the issuance (and potential conversion) of our 0.625% convertible senior notes due 2014, we entered into convertible note hedge transactions, entitling us to purchase up to 18,322,000 shares of our common stock at a strike price of $21.83 per share, subject to adjustment. In addition, we sold to the hedge transaction counterparties warrants exercisable on a net-share basis, for up to 18,322,000 shares of our common stock at a strike price of $31.435 per share, subject to adjustment. The anti-dilutive effect of the note hedge transactions, if any, could be partially or fully offset to the extent the trading price of our common stock exceeds the strike price of the warrants on the exercise dates of the warrants, which occur during 2014, assuming the warrants are exercised.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than the company’s U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro, Yen, British pound sterling, Australian dollar, and Singapore dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We recorded a $3.7 million net currency exchange loss for the fiscal year ended December 30, 2012 on business transactions, net of hedging transactions, which are included in other (expense) income, net, in our consolidated statements of income.

We use forward exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in currencies other than the U.S. dollar. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the losses or gains from changes in the value of the underlying monetary assets and liabilities. As of December 30, 2012, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $51.2 million.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Illumina, Inc.
We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of December 30, 2012 and January 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. at December 30, 2012 and January 1, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Illumina, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 15, 2013

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$433,981	$302,978
Short-term investments	916,223	886,590
Accounts receivable, net	214,975	173,886
Inventory	158,718	128,781
Deferred tax assets, current portion	30,451	23,188
Prepaid expenses and other current assets	32,700	29,196
Total current assets	1,787,048	1,544,619
Property and equipment, net	166,167	143,483
Goodwill	369,327	321,853
Intangible assets, net	130,196	106,475
Deferred tax assets, long-term portion	40,183	19,675
Other assets	73,164	59,735
Total assets	$2,566,085	$2,195,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,727	$49,806
Accrued liabilities	201,877	177,115
Long-term debt, current portion	36,967	—
Total current liabilities	304,571	226,921
Long-term debt	805,406	807,369
Other long-term liabilities	134,369	80,613
Commitments and contingencies
Conversion option subject to cash settlement	3,158	5,722
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding at December 30, 2012 and January 1, 2012	—	—
Common stock, $0.01 par value: 320,000 shares authorized; 170,171 shares issued and 123,943 outstanding at December 30, 2012; 166,707 shares issued and 122,041 outstanding at January 1, 2012	1,703	1,668
Additional paid-in capital	2,419,831	2,249,900
Accumulated other comprehensive income	2,123	2,117
Retained earnings (accumulated deficit)	82,547	(68,707)
Treasury stock, 46,228 shares and 44,665 shares at cost at December 30, 2012 and January 1, 2012, respectively	(1,187,623)	(1,109,763)
Total stockholders’ equity	1,318,581	1,075,215
Total liabilities and stockholders’ equity	$2,566,085	$2,195,840

See accompanying notes to consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenue:
Product revenue	$1,055,826	$987,280	$842,510
Service and other revenue	92,690	68,255	60,231
Total revenue	1,148,516	1,055,535	902,741
Cost of revenue:
Cost of product revenue	317,283	308,228	271,997
Cost of service and other revenue	43,552	26,118	21,399
Amortization of acquired intangible assets	14,153	12,091	7,805
Total cost of revenue	374,988	346,437	301,201
Gross profit	773,528	709,098	601,540
Operating expense:
Research and development	231,025	196,913	177,947
Selling, general and administrative	285,991	261,843	220,454
Headquarter relocation expense	26,328	41,826	—
Unsolicited tender offer related expense	23,136	—	—
Restructuring charges	3,522	8,136	—
Acquisition related expense (gain), net	2,774	919	(8,515)
Total operating expense	572,776	509,637	389,886
Income from operations	200,752	199,461	211,654
Other income (expense):
Cost-method investment related gain (loss), net	45,911	—	(10,309)
Interest income	16,208	7,052	8,378
Interest expense	(37,779)	(34,790)	(24,598)
Other (expense) income, net	(2,484)	(38,678)	254
Total other income (expense), net	21,856	(66,416)	(26,275)
Income before income taxes	222,608	133,045	185,379
Provision for income taxes	71,354	46,417	60,488
Net income	$151,254	$86,628	$124,891
Net income per basic share	$1.23	$0.70	$1.01
Net income per diluted share	$1.13	$0.62	$0.87
Shares used in calculating basic net income per share	122,999	123,399	123,581
Shares used in calculating diluted net income per share	133,693	138,937	143,433

See accompanying notes to consolidated financial statements

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net income	$151,254	$86,628	$124,891
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	6	352	(1,065)
Total comprehensive income	$151,260	$86,980	$123,826
See accompanying notes to the consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other	Retained Earnings			Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Deficit)	Shares	Amount	Equity
	(In thousands)
Balance as of January 3, 2010	143,544	1,436	1,637,751	2,830	(280,226)	(24,068)	(497,543)	864,248
Net income	—	—	—	—	124,891	—	—	124,891
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(1,065)	—	—	—	(1,065)
Issuance of common stock, net of repurchases	7,969	80	117,965	—	—	(836)	(44,016)	74,029
Share-based compensation	—	—	71,725	—	—	—	—	71,725
Incremental tax benefit related to share-based compensation	—	—	42,445	—	—	—	—	42,445
Reclassification of conversion option subject to cash settlement	—	—	21,402	—	—	—	—	21,402
Balance as of January 2, 2011	151,513	1,516	1,891,288	1,765	(155,335)	(24,904)	(541,559)	1,197,675
Net income	—	—	—	—	86,628	—	—	86,628
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	352	—	—	—	352
Issuance of common stock, net of repurchases	15,194	152	104,268	—	—	(19,990)	(572,207)	(467,787)
Convertible note, equity portion, net of tax and issuance costs	—	—	155,366	—	—	—	—	155,366
Tax impact from the issuance of convertible debt	—	—	(59,427)	—	—	—	—	(59,427)
Tax benefit related to conversions of convertible debt	—	—	11,409	—	—	—	—	11,409
Reclassification of conversion option subject to cash settlement	—	—	7,667	—	—	—	—	7,667
Share-based compensation	—	—	92,153	—	—	—	—	92,153
Net incremental tax benefit related to share-based compensation	—	—	43,122	—	—	—	—	43,122
Equity based contingent compensation	—	—	3,457	—	—	—	—	3,457
Issuance of treasury stock	—	—	597	—	—	229	4,003	4,600
Balance as of January 1, 2012	166,707	$1,668	$2,249,900	$2,117	$(68,707)	(44,665)	$(1,109,763)	$1,075,215
Net income	—	—	—	—	151,254	—	—	151,254
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	6	—	—	—	6
Issuance of common stock, net of repurchases	3,464	35	55,106	—	—	(1,875)	(83,306)	(28,165)
Reclassification of conversion option subject to cash settlement	—	—	2,565	—	—	—	—	2,565
Share-based compensation	—	—	94,385	—	—	—	—	94,385
Net incremental tax benefit related to share-based compensation	—	—	17,015	—	—	—	—	17,015
Equity based contingent compensation	—	—	6,306	—	—	—	—	6,306
Issuance of treasury stock	—	—	(5,446)	—	—	312	5,446	—
Balance as of December 30, 2012	170,171	$1,703	$2,419,831	$2,123	$82,547	(46,228)	$(1,187,623)	$1,318,581
See accompanying notes to consolidated financial statements

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net income	$151,254	$86,628	$124,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	48,249	55,575	34,204
Amortization of acquired intangible assets	15,541	12,689	7,805
Share-based compensation expense	94,324	92,092	71,645
Accretion of debt discount	35,004	32,173	21,407
Cease-use loss	22,367	23,638	—
Contingent compensation expense	6,306	3,457	—
Incremental tax benefit related to share-based compensation	(20,783)	(46,354)	(42,445)
Deferred income taxes	(21,698)	19,227	48,696
Change in fair value of contingent consideration	1,975	(4,500)	(10,376)
Cost-method investment related (gain) loss, net	(45,911)	—	10,309
Recovery of previously impaired note receivable	(6,000)	—	—
Impairment of in-process research and development	21,438	—	—
Loss on extinguishment of debt	—	37,611	—
Other	7,780	10,877	8,811
Changes in operating assets and liabilities:
Accounts receivable	(34,441)	(7,011)	(7,844)
Inventory	(23,707)	22,152	(48,583)
Prepaid expenses and other current assets	(3,062)	(2,016)	2,554
Other assets	(2,903)	(4,004)	(3,566)
Accounts payable	15,112	(21,097)	23,150
Accrued liabilities	24,388	38,945	32,028
Other long-term liabilities	6,640	8,058	(113)
Net cash provided by operating activities	291,873	358,140	272,573
Cash flows from investing activities:
Purchases of available-for-sale securities	(925,478)	(1,310,269)	(846,208)
Sales of available-for-sale securities	733,326	900,884	539,161
Maturities of available-for-sale securities	165,424	160,007	149,450
Sales and maturities of trading securities	—	—	54,900
Net cash paid for acquisitions	(83,156)	(58,302)	(98,211)
Purchases of strategic investments	(15,938)	(13,769)	(27,677)
Purchases of property and equipment	(68,781)	(77,800)	(49,818)
Cash paid for intangible assets	(12,228)	(1,750)	(6,650)
Proceeds from sale of strategic investment	50,819	—	—
Recovery of previously impaired note receivable	6,000	—	—
Net cash used in investing activities	(150,012)	(400,999)	(285,053)
Cash flows from financing activities:
Payments on current portion of long-term debt	—	(349,874)	—
Payments on acquisition related contingent consideration liability	(3,374)	—	—
Proceeds from issuance of convertible notes	—	903,492	—
Incremental tax benefit related to share-based compensation	20,783	46,354	42,445
Common stock repurchases	(82,522)	(570,406)	(44,016)
Proceeds from the exercise of warrants	—	5,512	16,029
Proceeds from issuance of common stock	54,358	61,938	102,016
Net cash (used in) provided by financing activities	(10,755)	97,016	116,474
Effect of exchange rate changes on cash and cash equivalents	(103)	(126)	320
Net increase in cash and cash equivalents	131,003	54,031	104,314
Cash and cash equivalents at beginning of year	302,978	248,947	144,633
Cash and cash equivalents at end of year	$433,981	$302,978	$248,947

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued) (In thousands)

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Supplemental cash flow information:
Cash paid for interest	$2,551	$2,481	$2,437
Cash paid for income taxes	$74,037	$9,806	$31,566
Unsettled short-term investments purchase	$9,154	$—	$—

See accompanying notes to consolidated financial statements

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Illumina, Inc. is a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. Using its proprietary technologies, Illumina provides a comprehensive line of genetic analysis solutions, with products and services that address a broad range of highly interconnected markets, including sequencing, genotyping, gene expression, and genomic-based diagnostics. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, consumer genomics companies, and in vitro fertilization clinics.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The years ended December 30, 2012, January 1, 2012, and January 2, 2011 were 52 weeks, respectively.

Use of Estimates

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Segment Information

The Company is organized in two operating segments for purposes of recording and reporting our financial results: Life Sciences and Diagnostics. The Life Sciences operating segment includes all products and services related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, and real-time polymerase chain reaction (PCR) technologies. The Diagnostics operating segment focuses on the clinical and personalized application of our products and services for such uses as diagnosing disease, identifying genetic abnormalities, and identifying effective treatment therapies, with an initial emphasis on reproductive health and cancer. During all periods presented, the Diagnostics operating segment had been immaterial to the financial statements as a whole. Accordingly, the Company’s operating results for both segments are reported on an aggregate basis as one reportable segment. The Company will begin reporting in two reportable segments once revenue, operating profit or loss, or asset of the Diagnostics operating segment exceeds 10% of the consolidated amounts.

Acquisitions

The Company measures all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. Contingent purchase considerations settled in cash are remeasured to estimated fair value at each reporting period with the change in fair value recorded in acquisition related expense (gain), net, a component of operating expenses. In addition, the Company capitalizes in-process research and development (IPR&D) and either amortizes it over the life of the product upon commercialization, or writes it off if the project is abandoned

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or impaired. Post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions are recorded in current period income tax expense.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Short-term investments consist of U.S. treasury securities, debt securities in U.S. government-sponsored entities, and corporate debt securities. Management classifies short-term investments as available-for-sale at the time of purchase and evaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other (expense) income, net in the consolidated statements of income.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves specific receivables if collectibility is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed.

Concentrations of Risk

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact the Company’s operating results. A significant portion of the Company’s customers consist of university and research institutions that management believes are, to some degree, directly or indirectly supported by the United States Government. A significant change in current research funding, particularly with respect to the National Institutes of Health, could have a material adverse impact on the Company’s future revenues and results of operations.

The Company is also subject to risks related to its financial instruments including its cash and cash equivalents, investments, and accounts receivable. Most of the Company’s cash and cash equivalents as of December 30, 2012 were deposited with U.S. financial institutions, either domestically or with their foreign branches. The Company’s investment policy

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricts the amount of credit exposure to any one issuer to 5% of the portfolio at the time of purchase and to any one industry sector, as defined by Bloomberg classifications, to 25% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in U.S. treasury securities, debt securities in U.S. government-sponsored entities, and money market funds.

The Company’s products require customized components that currently are available from a limited number of sources. The Company obtains certain key components included in its products from single vendors.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or enter into netting arrangements. Shipments to customers outside the United States comprised 51%, 50%, and 45% of the Company’s revenue for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively. Customers outside the United States represented 54% and 52% of the Company’s gross trade accounts receivable balance as of December 30, 2012 and January 1, 2012, respectively.

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. The Company has historically not experienced significant credit losses from investments and accounts receivable. Approximately 18% of the Company’s revenue is derived from European countries other than the United Kingdom. As the credit and economic conditions in certain southern European countries continue to deteriorate, the Company regularly reviews its accounts receivable outstanding in these countries and assesses the allowance for doubtful accounts accordingly. As of December 30, 2012, outstanding accounts receivables beyond standard payment terms from these countries accounted for approximately 5% of the Company’s accounts receivable balance, and the Company has not experienced significant difficulties in collecting the accounts receivable outstanding in these countries.

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

Property and Equipment

Property and equipment are stated at cost, subject to review of impairment, and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or the estimated useful life of the related assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 30, 2012 was due to goodwill recorded in connection with the BlueGnome acquisition. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no more assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2012, noting no impairment.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, IPR&D, customer relationships, and trade names. The cost of all identifiable intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives.

IPR&D, which also has an indefinite useful life, is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. The IPR&D impairment test requires the Company to assess the fair value of the asset as compared to its carrying value and record an impairment charge if the carrying value exceeds the fair value. The Company performed its annual impairment test of its IPR&D in the second fiscal quarter of 2012 and recorded $21.4 million in impairment charges within research and development expenses in the consolidated statements of income. Resources previously assigned to the research project were re-directed with no plans for additional investments to be made to the project in the foreseeable future.

The Company regularly performs reviews to determine if any event has occurred that may indicate its intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, the Company performs an impairment test to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that would indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company’s strategic business objectives and utilization of a particular asset. The Company performed quarterly reviews of its intangible assets with finite useful lives and other long-lived assets and noted no indications of impairment for the year ended December 30, 2012.

Reserve for Product Warranties

The Company generally provides a one-year warranty on instruments. Additionally, the Company provides a warranty on its consumables through the expiration date, which generally ranges from six to twelve months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty accrual based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue.

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

 Revenue from product sales is recognized generally upon transfer of title to the customer, provided that no significant obligations remain and collection of the receivable is reasonably assured. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer or agreed upon milestones are reached.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In certain markets, the Company sells products and provides services to customers through distributors that specialize in life science products. In most sales through distributors, the product is delivered directly to customers. In cases where the product is delivered to a distributor, revenue recognition is deferred until acceptance is received from the distributor, and/or the end-user, if required by the applicable sales contract. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers. These transactions are accounted for in accordance with the Company’s revenue recognition policy described herein.

Shipping and Handling Expenses

Shipping and handling expenses are included in cost of product revenue.

Research and Development

Research and development expenses include personnel expenses, contractor fees, license fees, facilities costs, and utilities. Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $7.3 million, $6.8 million, and $6.9 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records rent expense on a straight-line basis over the term of the lease, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued liabilities and other long-term liabilities. Landlord allowances are amortized on a straight-

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line basis over the lease term as a reduction to rent expense. The Company capitalizes leasehold improvements and amortizes them over the shorter of the lease term or their expected useful lives.

In 2012, the Company completed the relocation of its headquarters to another facility in San Diego, California. Headquarter relocation expenses recorded in years ended December 30, 2012 and January 1, 2012 primarily consisted of accelerated depreciation expense, impairment of assets, additional rent expense during the transition period when both the new and former headquarter facilities are occupied, moving expenses, and cease-use losses. The Company recorded accelerated depreciation expense for leasehold improvements at its former headquarter facility based on the reassessed useful lives of less than a year. The Company recorded cease-use losses and the corresponding facility exit obligation upon vacating certain buildings of its former headquarters, calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and estimated lease incentives. The key assumptions used in the calculation include the amount and timing of estimated sublease rental receipts, and the risk-adjusted discount rate.

Restructuring Charges

During the fourth quarter of the year ended January 1, 2012, the Company announced and executed a restructuring plan, to reduce the Company’s workforce and to consolidate certain facilities. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily included severance pay and other separation costs such as outplacement services and benefits.

The fair value measurement of restructuring related liabilities requires certain assumptions and estimates to be made by the Company, such as the retention period of certain employees, the timing and amount of sublease income on properties to be vacated, and the operating costs to be paid until lease termination. It is the Company’s policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Functional Currency

The U.S. dollar is the functional currency of the Company’s international operations. The Company remeasures its foreign subsidiaries’ assets and liabilities and revenue and expense accounts related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in other (expense) income, net in the consolidated statements of income. During the years ended December 30, 2012 and January 1, 2012, the Company recorded $2.2 million net gain and $2.0 million net loss from remeasurement, respectively. Gains and losses related to remeasurement were immaterial for the year ended January 2, 2011.

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other (expense) income, net, in the consolidated statements of income in the respective periods, along with an offsetting remeasurement gain or loss on the underlying foreign currency denominated assets or liabilities.

As of December 30, 2012, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of December 30, 2012 and January 1, 2012, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $51.2 million and $25.5 million, respectively. Non-designated foreign exchange forward contract related gain was $1.2 million for the year ended December 30, 2012 and immaterial for the years ended January 1, 2012 and January 2, 2011.

Share-Based Compensation

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions including expected volatility, expected term of an award, expected dividends, and the risk-free interest rates. The Company determines the expected volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected term of the Company’s stock awards, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected term of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that the Company has never declared or paid cash dividends on its common stock and does not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. The fair value of restricted stock units granted is based on the market price of the Company’s common stock on the date of grant. The Company recognizes the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Weighted average shares outstanding	122,999	123,399	123,581
Effect of dilutive potential common shares from:
Convertible senior notes	967	3,783	9,058
Equity awards	3,906	4,703	4,674
Warrants sold in connection with convertible senior notes	5,821	7,052	5,317
Warrants assumed in a prior acquisition	—	—	803
Weighted average shares used in calculating diluted net income per share	133,693	138,937	143,433
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	2,556	2,418	1,934

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Accumulated other comprehensive income on the consolidated balance sheets at December 30, 2012 and January 1, 2012 includes accumulated foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale securities.

The components of accumulated other comprehensive income are as follows (in thousands):

	December 30, 2012	January 1, 2012
Foreign currency translation adjustments	$1,289	$1,289
Unrealized gain on available-for-sale securities, net of deferred tax	834	828
Total accumulated other comprehensive income	$2,123	$2,117

2.	Balance Sheet Account Details
Investments
The following is a summary of short-term investments (in thousands):

	December 30, 2012				January 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government-sponsored entities	$314,638	$251	$(16)	$314,873	$393,759	$428	$(148)	$394,039
Corporate debt securities	471,989	1,059	(187)	472,861	432,550	1,293	(461)	433,382
U.S. treasury securities	128,256	233	—	128,489	58,955	214	—	59,169
Total available-for-sale securities	$914,883	$1,543	$(203)	$916,223	$885,264	$1,935	$(609)	$886,590

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-For-Sale Securities

As of December 30, 2012 the Company had 59 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of the Company’s available-for- sale securities that were in an unrealized loss position as of December 30, 2012 and January 1, 2012 aggregated by investment category (in thousands):

	December 30, 2012		January 1, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government-sponsored entities	$28,176	$(16)	$133,904	$(148)
Corporate debt securities	130,224	(187)	138,326	(461)
Total	$158,400	$(203)	$272,230	$(609)

Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of income. Gross realized gains on sales of available-for-sale securities for the years ended December 30, 2012, January 1, 2012, and January 2, 2011 were $1.6 million, $1.4 million, and $1.7 million, respectively. Gross realized losses on sales of available-for-sale securities for the years ended December 30, 2012, January 1, 2012, and January 2, 2011 were immaterial.

Contractual maturities of available-for-sale debt securities as of December 30, 2012 were as follows (in thousands):

Estimated Fair Value
Due within one year	$328,991
After one but within five years	587,232
Total	$916,223

Cost-Method Investments

As of December 30, 2012 and January 1, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $56.3 million and $45.3 million, respectively. The Company’s cost-method investments are assessed for impairment quarterly. The Company does not estimate the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. The Company includes cost-method investments in other long term assets in the consolidated balance sheets.

During the fourth quarter of 2012, the Company sold its minority ownership interest in deCODE Genetics, Inc., an Icelandic company that focuses on the genetic studies of human disease, to Amgen Inc., a biotechnology medicines company based in the U.S.  Gross proceeds received were $50.8 million, resulting in a gain of $48.6 million. Also during the fourth quarter of 2012, the Company received $6.0 million from an investee in principal payment of a loan that was previously impaired, and recorded the recovered funds in interest income in the consolidated statements of income.

As a result of its impairment analysis performed in the fourth quarter of 2012, the Company determined that a cost-method investment was other-than-temporarily impaired and recorded an impairment loss of $2.7 million. This determination was based upon operational performance trends coupled with uncertainty regarding the entity’s ability to obtain additional funding in a required timeframe for the entity to continue operations.

No impairment losses were recorded during the year ended January 1, 2012. In the year ended January 2, 2011, the Company determined that a $6.0 million cost-method investment and a related $6.8 million note receivable with interest receivable of $0.4 million were below carrying value and the impairment was other-than-temporary. As a result, the Company recorded an impairment charge of $13.2 million in cost-method investment gain (loss), net in the consolidated statements of income for the year ended January 2, 2011.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
Accounts receivable consist of the following (in thousands):

	December 30, 2012	January 1, 2012
Accounts receivable from product and service sales	$217,369	$175,226
Other receivables	1,886	2,657
Total accounts receivable, gross	219,255	177,883
Allowance for doubtful accounts	(4,280)	(3,997)
Total accounts receivable, net	$214,975	$173,886

Inventory

Inventory consists of the following (in thousands):

	December 30, 2012	January 1, 2012
Raw materials	$61,665	$58,340
Work in process	75,675	53,412
Finished goods	21,378	17,029
Total inventory	$158,718	$128,781

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 30, 2012	January 1, 2012
Leasehold improvements	$87,734	$63,406
Machinery and equipment	158,112	143,816
Computer hardware and software	58,313	54,826
Furniture and fixtures	8,022	8,095
Construction in progress	7,390	10,022
Total property and equipment, gross	319,571	280,165
Accumulated depreciation	(153,404)	(136,682)
Total property and equipment, net	$166,167	$143,483

Depreciation expense was $48.2 million, $55.6 million and $34.2 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively. Capital expenditures included accrued expenditures of $1.6 million, $5.9 million, and $1.8 million in the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively. These amounts have been excluded from the Consolidated Statements of Cash Flows for the respective periods.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 30, 2012	January 1, 2012
Accrued compensation expenses	$59,864	$52,035
Deferred revenue, current portion	55,817	52,573
Accrued taxes payable	23,021	19,339
Customer deposits	13,765	17,958
Reserve for product warranties	10,136	11,966
Acquisition related contingent consideration liability, current portion	9,490	2,335
Unsettled short-term investment purchase	9,154	—
Facility exit obligation, current portion	8,063	4,408
Accrued royalties	2,836	5,682
Other accrued expenses	9,731	10,819
Total accrued liabilities	$201,877	$177,115

3.	Restructuring Activities

In late 2011, the Company implemented a cost reduction initiative that included workforce reductions and the consolidation of certain facilities. In total, the Company notified approximately 200 employees of their involuntary termination.

A summary of the pre-tax charges and estimated total costs associated with the initiative is as follows (in thousands):

	Employee Separation costs	Facilities Exit Costs	Other Costs	Total
Amount recorded in accrued liabilities as of January 1, 2012	$3,496	$—	$30	$3,526
Additional expenses	2,780	221	521	3,522
Cash payments	(6,276)	(221)	(551)	(7,048)
Amount recorded in accrued liabilities as of December 30, 2012	$—	$—	$—	$—

Cumulative expense recorded since inception in restructuring expense	$10,463	$221	$974	$11,658
Estimated total restructuring costs to be incurred	$10,463	$221	$974	$11,658

4.	Acquisitions

BlueGnome

On September 19, 2012, the Company announced the acquisition of BlueGnome Ltd. (BlueGnome), a provider of cytogenetics and in vitro fertilization screening products. Total consideration for the acquisition was $95.5 million, which included $88.0 million in initial cash payments and $7.5 million in fair value of contingent cash consideration of up to $20.0 million based on the achievement of certain revenue based milestones by December 28, 2014.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the purchase transaction, the Company also agreed to pay up to $20.0 million to BlueGnome shareholders contingent upon the retention of certain key employees and certain other criteria. Such contingent payments are recognized as contingent compensation expense over the retention period through December 28, 2014.

The Company allocated approximately $11.2 million of the total consideration to tangible assets, net of liabilities, and $48.9 million to identified intangible assets, including additional developed technologies of $25.0 million, customer relationships of $16.8 million, and a trade name of $7.1 million with average useful lives of seven, five, and ten years, respectively. The Company also recorded a $12.1 million deferred tax liability to reflect the tax impact of certain identified intangible assets, the amortization expenses for which are not tax deductible. The Company recorded the excess consideration of approximately $47.5 million as goodwill.

Prior Acquisitions

On January 10, 2011, the Company acquired Epicentre Technologies Corporation (Epicentre), a provider of nucleic acid sample preparation reagents and specialty enzymes used in sequencing and microarray applications. Total consideration for the acquisition was $71.4 million, which included $59.4 million in net cash payments, $4.6 million in the fair value of contingent consideration settled in stock that is subject to forfeiture if certain non-revenue based milestones are not met, and $7.4 million in the fair value of contingent cash consideration of up to $15.0 million based on the achievement of certain revenue based milestones by January 10, 2013.

The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately 229,000 shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which shares are subject to forfeiture if certain non-revenue-based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.1 million were determined to be compensation for post-acquisition service, the cost of which will be recognized as contingent compensation expense over a period of two years in research and development expense and selling, general and administrative expense.

The Company estimated the fair value of contingent cash consideration using a probability weighted discounted cash flow approach, a Level 3 measurement based on unobservable inputs that are supported by little or no market activity and reflects the Company’s own assumptions in measuring fair value. The Company used a discount rate of 21% in the assessment of the acquisition date fair value for the contingent cash consideration.

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

On July 28, 2010, the Company completed an acquisition of another privately-held, development stage entity. Total consideration for the acquisition was $22.0 million. As a result of this transaction, the Company recorded an IPR&D asset of $21.4 million in intangible assets. In determining the fair value of the IPR&D, various factors were considered, such as future revenue contributions, additional research and development costs to be incurred, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach, and the rate used to discount net future cash flows to their present values was based on a risk-adjusted rate of return of approximately 28%. Significant factors considered in the calculation of the rate of return include the weighted average cost of capital, the weighted average return on assets, the internal rate of return, as well as the risks inherent in the development process for development-stage entities of similar sizes.

On April 30, 2010, the Company completed the acquisition of Helixis, Inc. (Helixis), a company developing a high-performance, low-cost, real time PCR system used for nucleic acid analysis. Total consideration for the acquisition was $86.7 million, including $70.0 million in net cash payments and $14.1 million for the fair value of contingent consideration payments that could range from $0 to $35 million based on the achievement of certain revenue-based milestones by December 31, 2011. The Company allocated $2.3 million of the consideration to tangible assets, net of liabilities, and $28.0 million to identified intangible assets that will be amortized over a useful life of ten years. The Company also recorded a $10.7 million deferred tax liability to reflect the tax impact of the identified intangible assets, the amortization expenses for which are not tax deductible and an $8.7 million deferred tax asset which primarily relates to acquired net operating loss carryforwards. The Company recorded the excess consideration of $58.4 million as goodwill.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the acquisition, the Company had an equity interest in Helixis with a cost basis of $2.0 million that was accounted for under the cost-method of accounting. The Company recognized a gain of $2.9 million, which was included in other (expense) income, net, in its consolidated statement of income as a result of revaluing the Company’s equity interest in Helixis on the acquisition date.

In addition, the Company agreed to pay the former shareholders of another development stage company acquired in 2008 a certain amount of contingent cash consideration based on the achievement of certain product-related and employment-related milestones. In accordance with the applicable accounting guidance effective at the time, such consideration was accounted for as additional elements of the cost of acquisition, resulting in additional IPR&D charges in the years ended January 1, 2012 and January 2, 2011 when the contingencies were resolved beyond a reasonable doubt and the considerations were issued or became issuable.

Summary of Contingent Compensation Expenses and IPR&D Charges

Contingent compensation expenses and IPR&D charges as a result of acquisitions consist of the following (in thousands):

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Contingent compensation expense, included in research and development expense	$3,419	$4,799	$3,675
Contingent compensation expense, included in selling, general and administrative expense	5,732	1,258	—
Total contingent compensation expense	$9,151	$6,057	$3,675
IPR&D, included in acquisition related expense (gain), net	$—	$5,425	$1,325

5.	Intangible Assets

The Company’s intangible assets, excluding goodwill, include acquired core and licensed technologies, license agreements, trade name, and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.

The following is a summary of the Company’s identifiable intangible assets as of the respective balance sheet dates (in thousands):

	December 30, 2012				January 1, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Intangible assets with finite useful lives:
Licensed technologies	6.6	$46,904	$(25,271)	$21,633	8.0	$36,000	$(20,000)	$16,000
Core technologies	8.8	99,800	(27,427)	72,373	9.7	74,800	(18,544)	56,256
Customer relationships	5.0	18,780	(2,214)	16,566	3.0	1,980	(1,253)	727
License agreements	7.8	14,829	(4,133)	10,696	8.9	12,404	(2,605)	9,799
Trade name	10.0	9,600	(672)	8,928	10.0	2,500	(245)	2,255
Indefinitely-lived Intangible Asset:
In-process research & development		—	—	—		21,438	—	21,438
Total intangible assets, net		$189,913	$(59,717)	$130,196		$149,122	$(42,647)	$106,475

Additions to intangible assets in the current year are primarily due to the BlueGnome acquisition and technology license agreements entered into during the year. As discussed in note “1. Organization and Summary of Significant Accounting Policies,” IPR&D was impaired during the year ended December 30, 2012. Amortization expense associated with intangible assets was $17.1 million for the year ended December 30, 2012, $15.5 million of which related to acquired intangible assets.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense associated with intangible assets for the years ended January 1, 2012 and January 2, 2011 were $13.6 million and $7.8 million, respectively.

The estimated annual amortization of intangible assets for the next five years is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors.

2013	$24,644
2014	23,860
2015	23,414
2016	18,715
2017	14,612
Thereafter	24,951
Total	$130,196

6.	Fair Value Measurements

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 30, 2012 and January 1, 2012 respectively (in thousands):

	December 30, 2012				January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$252,126	$—	$—	$252,126	$166,898	$—	$—	$166,898
Debt securities in government-sponsored entities	—	314,873	—	314,873	—	394,039	—	394,039
Corporate debt securities	—	472,861	—	472,861	—	433,382	—	433,382
U.S. Treasury securities	128,489	—	—	128,489	59,169	—	—	59,169
Deferred compensation plan assets	—	13,626	—	13,626	—	10,800	—	10,800
Total assets measured at fair value	$380,615	$801,360	$—	$1,181,975	$226,067	$838,221	$—	$1,064,288
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$12,519	$12,519	$—	$—	$6,638	$6,638
Deferred compensation liability	—	12,071	—	12,071	—	8,970	—	8,970
Total liabilities measured at fair value	$—	$12,071	$12,519	$24,590	$—	$8,970	$6,638	$15,608

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on “consensus pricing,” using market prices from a variety of industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets or liabilities (Level 1 inputs) or pricing determined using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company’s deferred compensation plan assets consist primarily of mutual funds. See note “14. Employee Benefit Plans” for additional information about our deferred compensation plan. The Company performs certain procedures to corroborate the fair value of its holdings, including comparing prices obtained from service providers to prices obtained from other reliable sources.

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. Due to changes in the estimated payments and a shorter discounting period, the fair value of the contingent consideration

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities changed, resulting in a $2.0 million expense recorded in acquisition related expense (gain), net in the consolidated statements of income during the year ended December 30, 2012.

Changes in estimated fair value of contingent consideration liabilities from January 3, 2010 through December 30, 2012 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 3, 2010	$—
Acquisition of Helixis	14,114
Gain recorded in acquisition related expense (gain), net	(10,376)
Balance as of January 2, 2011	$3,738
Acquisition of Epicentre	7,400
Gain recorded in acquisition related expense (gain), net	(4,500)
Balance as of January 1, 2012	$6,638
Acquisition of BlueGnome	7,500
Expense recorded in acquisition related expense (gain), net	1,975
Cash payments	(3,594)
Balance as of December 30, 2012	$12,519

7.	Convertible Senior Notes

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920.0 million aggregate principal amount of 0.25% convertible senior notes due 2016 (2016 Notes) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The 2016 Notes were issued at 98.25% of par value. Debt issuance costs of approximately $0.4 million were primarily comprised of legal, accounting, and other professional fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the five-year term of the 2016 Notes.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes semiannually in arrears in cash on March 15 and September 15 of each year. The Company paid $2.3 million in interest payments during the year ended December 30, 2012. The 2016 Notes mature on March 15, 2016. If a designated event, as defined in the indenture for the 2016 Notes, such as an acquisition, merger, or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

If the 2016 Notes were converted as of December 30, 2012, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method. The 2016 Notes had an anti-dilutive effect for the years ended December 30, 2012 and January 1, 2012.

0.625% Convertible Senior Notes due 2014

In 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (2014 Notes). The Company pays 0.625% interest per annum on the principal amount of the 2014 Notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year. The 2014 Notes mature on February 15, 2014. The effective interest rate of the liability component was estimated to be 8.3%.

The Company entered into hedge transactions concurrently with the issuance of the 2014 Notes under which the Company is entitled to purchase up to approximately 18,322,000 shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. The convertible note hedge transactions had the effect of reducing dilution to the Company’s stockholders upon conversion of the 2014 Notes. Also concurrently with the issuance of the 2014 Notes, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The proceeds from these warrants partially offset the cost to the Company of the convertible note hedge transactions.

The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, December 30, 2012. There were no conversions of the 2014 Notes during the year ended December 30, 2012. During the year ended January 1, 2012, the principal amount of all 2014 Notes converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each such conversion. The balance of the convertible note hedge transactions with respect to approximately $40.1 million principal amount of the 2014 Notes (which are convertible into up to 1,838,000 shares of the Company’s common stock) remained in place as of December 30, 2012. The warrants were not affected by the early conversions of the 2014 Notes and, as a result, warrants covering up to approximately 18,322,000 shares of common stock remained outstanding as of December 30, 2012.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the conversions during the year ended January 1, 2012, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. If the 2014 Notes were converted as of December 30, 2012, the if-converted value would exceed the principal amount by $60.0 million.

The following table summarizes information about the equity and liability components of the 2014 and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	December 30, 2012		January 1, 2012
	2016 Notes	2014 Notes	2016 Notes	2014 Notes
Principal amount of convertible notes outstanding	$920,000	$40,125	$920,000	$40,125
Unamortized discount of liability component	(114,594)	(3,158)	(147,034)	(5,722)
Net carrying amount of liability component	805,406	36,967	772,966	34,403
Less: current portion	—	(36,967)	—	—
Long-term debt	$805,406	$—	$772,966	$34,403
Conversion option subject to cash settlement	$—	$3,158	$—	$5,722
Carrying value of equity component, net of issuance costs	$155,366	$111,470	$155,366	$114,035
Fair value of outstanding notes	$892,446	$101,470	$725,632	$60,122
Remaining amortization period of discount on the liability component	3.2 years	1.1 years	4.2 years	2.1 years

Contractual coupon interest expense and accretion of discount on the liability component recorded for the convertible senior notes were as follows (in thousands):

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Contractual coupon interest expense	$2,472	$2,285	$2,390
Accretion of discount on the liability component	$35,004	$32,173	$21,407

8.	Commitments

Operating Leases

The Company leases office and manufacturing facilities under various noncancellable operating lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. The Company is headquartered in San Diego, California and leases facilities in San Diego, California; Hayward, California; Fairfax, Virginia; Madison, Wisconsin; the United Kingdom; the Netherlands; Japan; Singapore; Australia; Brazil; Canada; and China.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual future minimum payments under these operating leases as of December 30, 2012 were as follows (in thousands):

2013	$27,676
2014	23,970
2015	23,197
2016	23,416
2017	23,860
Thereafter	393,088
Total	$515,207

Rent expenses were $21.4 million, $17.4 million, and $14.7 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

The Company recorded facility exit obligations upon vacating its former headquarters during the years ended December 30, 2012 and January 1, 2012. Changes in the facility exit obligation from January 1, 2012 through December 30, 2012 are as follows (in thousands):

Balance as of January 1, 2012:	$25,049
Additional facility exit obligation recorded	24,878
Accretion of interest expense	2,129
Cash payments	(6,704)
Balance as of December 30, 2012	$45,352

Warranties

Changes in the Company’s reserve for product warranties from January 3, 2010 through December 30, 2012 are as follows (in thousands):

Balance as of January 3, 2010	$10,215
Additions charged to cost of revenue	25,146
Repairs and replacements	(18,600)
Balance as of January 2, 2011	16,761
Additions charged to cost of revenue	17,913
Repairs and replacements	(22,708)
Balance as of January 1, 2012	11,966
Additions charged to cost of revenue	17,279
Repairs and replacements	(19,109)
Balance as of December 30, 2012	$10,136

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-based Compensation Expense

Total share-based compensation expense for all stock awards consists of the following (in thousands):

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cost of product revenue	$7,575	$6,951	$5,378
Cost of service and other revenue	461	695	470
Research and development	30,879	32,105	25,428
Selling, general and administrative	55,409	52,341	40,369
Share-based compensation expense before taxes	94,324	92,092	71,645
Related income tax benefits	(30,759)	(32,168)	(25,231)
Share-based compensation expense, net of taxes	$63,565	$59,924	$46,414

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchased under the ESPP during those periods are as follows:

Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Stock options granted:
Risk-free interest rate	0.56 - 0.93%	0.85 - 2.23%	2.05 - 2.73%
Expected volatility	41 - 48%	41 - 53%	46 - 48%
Expected term	4.0 - 6.6 years	4.7 - 5.5 years	6.0 years
Expected dividends	—	—	—
Weighted average fair value per share	$15.47	$27.47	$18.82

Stock purchased under the ESPP:
Risk-free interest rate	0.09 - 0.17%	0.16 - 0.30%	0.17 - 0.48%
Expected volatility	33 - 64%	43 - 48%	46 - 48%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	—	—	—
Weighted average fair value per share	$16.45	$20.08	$11.10

As of December 30, 2012, approximately $177.8 million of total unrecognized compensation cost related to stock options, restricted stock units, and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 2.3 years.

10.	Stockholders’ Equity

The Company’s 2005 Stock and Incentive Plan (the 2005 Stock Plan), 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan), and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. As of December 30, 2012, approximately 3,065,000 shares remained available for future grants under the 2005 Stock Plan and the 2005 Solexa Equity Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Stock Options

Stock options granted at the time of hire primarily vest over a four or five-year period, with 20% or 25% of options vesting on the first anniversary of the grant date and the remaining options vesting monthly over the remaining vesting period. Stock options granted subsequent to hiring primarily vest monthly over a four or five-year period. Each grant of options has a

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum term of ten years, measured from the applicable grant date, subject to earlier termination if the optionee’s service ceases. Vesting in all cases is subject to the individual’s continued service through the vesting date. The Company satisfies option exercises through the issuance of new shares.

The Company’s stock option activity under all stock option plans from January 3, 2010 through December 30, 2012 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at January 3, 2010	16,089	$18.59
Granted	2,045	39.11
Exercised	(5,541)	16.65
Cancelled	(711)	21.76
Outstanding at January 2, 2011	11,882	22.83
Granted	1,399	64.98
Exercised	(2,784)	17.98
Cancelled	(119)	33.49
Outstanding at January 1, 2012	10,378	29.69
Granted	251	40.79
Exercised	(2,071)	20.34
Cancelled	(207)	39.18
Outstanding at December 30, 2012	8,351	$32.10

At December 30, 2012, outstanding options to purchase approximately 6,725,000 shares were exercisable with a weighted average per share exercise price of $28.49. The weighted average remaining life of options outstanding and exercisable is 5.5 years and 5.0 years, respectively, as of December 30, 2012.

The aggregate intrinsic value of options outstanding and options exercisable as of December 30, 2012 was $207.0 million and $185.9 million, respectively. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $54.75 as of December 28, 2012, and the exercise price. Total intrinsic value of options exercised was $60.6 million, $136.5 million, and $156.9 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively. Total fair value of options vested was $31.9 million, $49.5 million, and $47.3 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

Restricted Stock

The Company issues restricted stock units (RSUs) and restricted stock awards (RSAs). The Company grants RSUs pursuant to its 2005 Stock and Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. For grants to new hires prior to July 2011 and for grants to existing employees, RSUs generally vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date, and 35% on the fourth anniversary of the grant date. For grants to new hires subsequent to July 2011, RSUs generally vest over a four-year period with equal vesting on anniversaries of the grant date. The Company satisfies RSU vesting through the issuance of new shares. The Company also issues RSAs that are released based on service related vesting conditions. RSAs may be issued from the Company’s treasury stock or granted pursuant to the Company’s 2005 Stock and Incentive Plan.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock activity and related information from January 3, 2010 through December 30, 2012 is as follows:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding at January 3, 2010	2,509	$32.45
Awarded	1,353	50.74
Vested	(510)	32.10
Cancelled	(243)	33.36
Outstanding at January 2, 2011	3,109	40.39
Awarded	1,780	45.10
Vested	(827)	36.47
Cancelled	(356)	42.15
Outstanding at January 1, 2012	3,706	43.36
Awarded	1,952	48.42
Vested	(1,139)	40.33
Cancelled	(394)	45.05
Outstanding at December 30, 2012	4,125	$46.43

Based on the closing price per share of the Company’s common stock of $54.75 and $30.48 on December 28, 2012 and December 30, 2011, respectively, the total pre-tax intrinsic value of all outstanding restricted stock as of December 30, 2012 and January 1, 2012 was $225.8 million and $112.9 million, respectively. Total fair value of restricted stock vested was $45.9 million, $30.2 million, and $16.4 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

Performance Stock Units

In March 2012, the Company’s Compensation Committee of the Company’s Board of Directors approved changes to the Company’s long-term equity incentive program for executive officers and approved the issuance of certain performance stock units at the end of a three-year performance period. The number of shares issuable will range from 50% and 150% of the shares approved in the award based on the Company’s performance relative to specified earnings per share targets at the end of the three-year performance period. A total of 587,000 shares were outstanding as of December 30, 2012 with a weighted-average grant-date fair value of $49.64, which represents the fair market value of one share of the Company’s common stock on the grant date.

Employee Stock Purchase Plan

A total of 15,467,000 shares of the Company’s common stock have been reserved for issuance under its 2000 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000.

The ESPP provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 3,000,000 shares, or such lesser amount as determined by the Company’s board of directors. Shares totaling approximately 328,000, 328,000, and 373,000 were issued under the ESPP during the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively. As of December 30, 2012 and January 1, 2012, there were approximately 15,406,000 shares and 15,734,000 shares available for issuance under the ESPP, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

As of December 30, 2012, warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.435. These warrants were sold to counterparties to the Company’s convertible note hedge transactions in connection with the offering of the Company’s 2014 Notes, with the proceeds of such warrants used by the Company to partially offset the cost of such hedging transactions. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

During the year ended January 1, 2012, the remaining warrants assumed by the Company in a prior acquisition to purchase approximately 505,000 shares of the Company’s common stock were exercised, resulting in cash proceeds to the Company of approximately $5.5 million.

Share Repurchases

On April 18, 2012, the Company’s Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. During the year ended December 30, 2012, the Company repurchased approximately 1,860,000 shares for $82.5 million.

In August 2011, the Company’s board of directors authorized a $100 million discretionary repurchase program. During the year ended January 1, 2012, the Company utilized the authorized amount in its entirety and repurchased approximately 1,894,000 shares under this program.

Concurrently with the issuance of the Company’s 2016 Notes in 2011, approximately 4,891,000 shares were repurchased for $314.3 million.

In July 2010, the Company’s board of directors authorized a $200 million stock repurchase program, with $100 million allocated to repurchasing Company common stock under a 10b5-1 plan over a twelve month period and $100 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. During the year ended January 1, 2012, the Company repurchased approximately 2,438,000 shares for $156.0 million. The authorized repurchase amount had been utilized completely as of January 1, 2012.

Stockholder Rights Plan

In connection with the unsolicited tender offer by Roche (refer to note “12. Unsolicited Tender Offer”), on January 25, 2012, the Company’s Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of the Company’s common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (Preferred Shares), at a price of $275.00 per one thousandth of a Preferred Share, subject to adjustment. The Rights will not be exercisable until such time, if ever, that the Board of Directors determines to eliminate its deferral of the date on which separate Rights certificates are issued and the Rights trade separately from the Company’s common stock (Distribution Date). If a person or group (triggering party) acquires 15% or more of the Company’s outstanding common stock, each Right will entitle holders other than the triggering party to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle holders other than the triggering party to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company that at the time of such transaction have a market value of two times the exercise price of the Right. The Board of Directors will be entitled to redeem the Rights at a price of $0.001 per Right at any time before the Distribution Date. The Board of Directors will also be entitled to exchange the Rights at an exchange ratio per Right of one share of common stock after any person acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, and prior to the acquisition of 50% or more of the Company’s outstanding common stock. The Rights will expire on January 26, 2017.

On May 3, 2001, the board of directors of the Company declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock of the Company. The dividend was payable on May 14, 2001 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one unit consisting of one thousandth of a share of its Series A Junior Participating Preferred Stock at a price of $100 per unit. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the outstanding common stock of the Company or announces an offer for 15% or more of the outstanding common stock. If a person or group acquires 15% or

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company which at the time of such transaction have a market value of two times the exercise price of the Right. The board of directors will be entitled to redeem the Rights at a price of $0.01 per Right at any time before any such person acquires beneficial ownership of 15% or more of the outstanding common stock. The Rights expired on May 14, 2011.

11.	Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. During the year ended December 30, 2012, the Company recorded a legal contingency loss of $3.0 million in aggregate within cost of product revenue. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews its outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, management is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigations or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. Fact and expert discovery is complete in the case. In November and December 2012, the Company filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the court granted the Company’s motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The court denied Syntrix’s motion for summary judgment on validity, and denied the Company’s motion for summary judgment for non-infringement and invalidity. A trial is scheduled to begin on February 26, 2013.
The Company has thoroughly investigated Syntrix’s claims and believes the claims are without merit. While the Company believes there is no legal basis for its alleged liability, the Company cannot estimate the possible loss or range of possible loss as there are significant legal and factual issues to be resolved. For example, each party has filed motions seeking to exclude portions of the other party’s expert testimony and to preclude the other party from introducing certain other evidence at trial. In addition to post-trial briefing, the parties would likely engage in appellate motion practice, the result of which is also unpredictable and could significantly affect the outcome of the case.

12.	Unsolicited Tender Offer

On January 27, 2012, CKH Acquisition Corporation and Roche Holding Ltd. (together, “Roche”) commenced an unsolicited tender offer (Offer) to purchase all outstanding shares of the Company’s common stock for $44.50 per share. As more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9 filed with the SEC on February 7, 2012 in response to the Offer, the Company’s Board of Directors unanimously recommended that the Company’s stockholders reject the Offer and not tender their shares to Roche for purchase.

On March 28, 2012, Roche revised the Offer to purchase all outstanding shares of the Company’s common stock for $51.00 per share. As more fully described in the Amendment No. 11 to Solicitation/Recommendation on Schedule 14D-9 filed

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the SEC on April 2, 2012 in response to the revised Offer, the Company’s Board of Directors unanimously recommended that the Company’s stockholders reject the Roche offer and not tender their shares to Roche for purchase. The Offer expired, without being extended, on April 20, 2012.

During the year ended December 30, 2012, the Company recorded $23.1 million in expenses in relation to the Offer, such expenses consisting primarily of legal, advisory, proxy solicitation, and other professional services fees.

13.	Income Taxes

The income (loss) before income taxes summarized by region is as follows (in thousands):

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
United States	$102,296	$(7,100)	$109,068
Foreign	120,312	140,145	76,311
Total income before income taxes	$222,608	$133,045	$185,379

The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Current:
Federal	$57,285	$43,161	$39,476
State	10,121	3,958	8,607
Foreign	31,504	24,154	6,330
Total current provision	98,910	71,273	54,413
Deferred:
Federal	(7,724)	(22,738)	6,557
State	(7,708)	(8,050)	(6,808)
Foreign	(12,124)	5,932	6,326
Total deferred (benefit) provision	(27,556)	(24,856)	6,075
Total tax provision	$71,354	$46,417	$60,488

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Tax at federal statutory rate	$77,913	$46,566	$64,881
State, net of federal benefit	4,056	(49)	6,231
Research and other credits	(2,766)	(6,774)	(5,859)
Acquired in-process research & development	137	1,989	517
Change in valuation allowance	(37)	(688)	(9,497)
Permanent differences	2,380	1,668	1,397
Change in fair value of contingent consideration	—	(1,311)	(3,632)
Impact of foreign operations	(10,644)	5,579	7,597
Other	315	(563)	(1,147)
Total tax provision	$71,354	$46,417	$60,488

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2012	January 1, 2012
Deferred tax assets:
Net operating losses	$2,564	$4,981
Tax credits	16,447	16,647
Other accruals and reserves	47,306	22,411
Stock compensation	39,175	33,811
Inventory adjustments	8,977	16,469
Impairment of cost-method investment	1,406	4,972
Other amortization	5,195	4,521
Other	13,469	8,861
Total gross deferred tax assets	134,539	112,673
Valuation allowance on deferred tax assets	(1,756)	(1,799)
Total deferred tax assets	132,783	110,874
Deferred tax liabilities:
Purchased intangible amortization	(20,116)	(19,760)
Convertible debt	(38,910)	(49,404)
Property and equipment	(10,867)	(4,369)
Other	(6,682)	(7,953)
Total deferred tax liabilities	(76,575)	(81,486)
Net deferred tax assets	$56,208	$29,388

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Based on the available evidence as of December 30, 2012, the Company was not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, the Company recorded a valuation allowance of $1.8 million against certain U.S. deferred tax assets.

As of December 30, 2012, the Company had net operating loss carryforwards for federal and state tax purposes of $16.8 million and $117.8 million, respectively, which will begin to expire in 2020 and 2015, respectively. In addition, the Company also had state research and development tax credit carryforwards of $39.7 million, which will begin to expire in 2019.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating loss and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 30, 2012 are net of any previous limitations due to Section 382 and 383.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During the year ended December 30, 2012, the Company realized $17.0 million of such excess tax benefits, and accordingly recorded a corresponding credit to additional paid in capital. As of December 30, 2012, the Company has $9.8 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

The Company’s manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2018. For the year ended December 30, 2012, these tax holidays and incentives resulted in an approximate $10.2 million decrease to the provision for income taxes and an increase to net income per diluted share of $0.08.

It is the Company’s intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital and expand existing operations outside the United States. Accordingly, residual U.S. income taxes have not been provided on $185.6 million of undistributed earnings of foreign subsidiaries as of December 30, 2012. In the event the Company was required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.
The following table summarizes the gross amount of the Company’s uncertain tax positions (in thousands):

	December 30, 2012	January 1, 2012	January 2, 2011
Balance at beginning of year	$28,396	$22,729	$11,760
Increases related to prior year tax positions	2,573	875	5,066
Decreases related to prior year tax positions	(69)	(382)	—
Increases related to current year tax positions	6,685	5,174	5,903
Balance at end of year	$37,585	$28,396	$22,729

Included in the balance of uncertain tax positions as of December 30, 2012, and January 1, 2012 are $29.9 million and $23.4 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate in future periods.

The Company does not expect its uncertain tax positions to change significantly over the next 12 months. Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. The Company recognized expenses of $0.8 million and $1.1 million related to potential interest and penalties on uncertain tax positions during the years ended December 30, 2012 and January 1, 2012, respectively. A minimal amount was recognized in 2010 for potential interest and penalties on uncertain tax positions. The Company recorded a liability for potential interest and penalties of $2.1 million and $1.2 million as of December 30, 2012 and January 1, 2012, respectively. Tax years 1997 to 2012 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

14.	Employee Benefit Plans

Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees in the United States. Company contributions to the plan are discretionary. During the years ended December 30, 2012, January 1, 2012, and January 2, 2011, the Company made matching contributions of $5.5 million, $5.3 million, and $4.2 million, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

The Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. Eligible participants, which include the Company’s senior level employees and members of the board of directors, can contribute up to 80% of their base salary and 100% of all other forms of compensation into the Plan, including bonus, equity awards, commission, and director fees. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death or retirement or a change in control of the Company. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of December 30, 2012, no employer contributions were made to the Plan.

In January 2008, the Company also established a rabbi trust for the benefit of the participants under the Plan. In accordance with authoritative guidance related to consolidation of variable interest entities and accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of December 30, 2012 and January 1, 2012, the assets of the trust were $13.6 million and $10.8 million, respectively, and liabilities of the Company were $12.1 million and $9.0 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other (expense) income, net in the consolidated statement of income, and changes in the values of the deferred compensation liabilities are recorded in cost of sales or operating expenses.

15.	Segment Information, Geographic Data, and Significant Customers

The Company is organized in two operating segments: Life Sciences and Diagnostics. Life Sciences operating segment includes all products and services related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, and real-time PCR technologies. The Diagnostics operating segment focuses on the emerging opportunity in molecular diagnostics. During all periods presented, the Diagnostics operating segment had limited activity. Accordingly, the Company’s operating results for both units were reported on an aggregate basis as one reportable segment. The Company will begin reporting in two segments once revenues, operating profit or loss, or assets of the Diagnostics operating segment exceeds 10% of the consolidated amounts.

The Company had revenue in the following regions for the years ended December 30, 2012, January 1, 2012, and January 2, 2011 (in thousands):

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011
United States	$568,443	$528,723	$498,981
United Kingdom	81,678	67,578	60,521
Other European countries	209,726	210,393	163,062
Asia-Pacific	232,498	197,005	143,441
Other markets	56,171	51,836	36,736
Total	$1,148,516	$1,055,535	$902,741

Net revenues are attributable to geographic areas based on the region of destination.

The majority of our product sales consist of consumables and instruments. For the years ended December 30, 2012, January 1, 2012, and January 2, 2011, consumable sales represented 64%, 56%, and 56%, respectively, of total revenues and instrument sales comprised 27%, 35%, and 36%, respectively, of total revenues. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, and consumer genomics companies, and in vitro fertilization clinics. The

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had no customers that provided more than 10% of total revenue in the years ended December 30, 2012, January 1, 2012, and January 2, 2011.

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. The Company had net long-lived assets consisting of property and equipment in the following regions as of December 30, 2012 and January 1, 2012 (in thousands):

	December 30, 2012	January 1, 2012
United States	$126,749	$94,624
United Kingdom	21,740	22,642
Singapore	12,504	14,673
Other countries	5,174	11,544
Total	$166,167	$143,483

16.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, except as noted below, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for fiscal years 2012 and 2011 ended December 30, 2012 and January 1, 2012 were 13 weeks. Summarized quarterly data for fiscal years 2012 and 2011 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Total revenue	$272,770	$280,607	$285,874	$309,265
Gross profit	181,011	192,997	195,873	203,647
Net income	26,202	23,401	29,748	71,903
Net income per share, basic	0.21	0.19	0.24	0.58
Net income per share, diluted	0.20	0.18	0.22	0.53
2011:
Total revenue	$282,515	$287,450	$235,499	$250,071
Gross profit	188,041	193,356	157,115	170,586
Net income	24,137	30,620	20,151	11,720
Net income per share, basic	0.19	0.25	0.17	0.10
Net income per share, diluted	0.16	0.22	0.15	0.09

17.	Subsequent Event

On January 6, 2013, the Company entered into a definitive agreement to acquire Verinata Health, Inc. (Verinata), a leading provider of non-invasive tests for the early identification of fetal chromosomal abnormalities, for consideration of $350 million in cash and up to $100 million in milestone payments through 2015. In connection with the intended acquisition, the Company also agreed to provide bridge financing to Verinata for up to an aggregate amount of $45 million in exchange for the issuance of subordinated convertible promissory notes from Verinata.  Any subordinated notes outstanding as of the consummation of the acquisition, net of Verinata’s cash on hand, will reduce the total cash payments to be made by the Company at closing.

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

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2012 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2012. The effectiveness of our internal control over financial reporting as of December 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Illumina, Inc.
We have audited Illumina, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Illumina, Inc. as of December 30, 2012 and January 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2012 of Illumina, Inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 15, 2013

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

(b) Identification of Executive Officers. Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

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

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

ITEM 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2013.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:  See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule:  See “Schedule II — Valuation and Qualifying Accounts and Reserves” in this section of this Form 10-K.

3. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expense/ Revenue(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year ended December 30, 2012
Allowance for doubtful accounts	$3,997	2,191	(1,908)	$4,280
Year ended January 1, 2012
Allowance for doubtful accounts	$1,686	4,201	(1,890)	$3,997
Year ended January 2, 2011
Allowance for doubtful accounts	$1,398	341	(53)	$1,686
_______________________________________

(1)	Additions to the allowance for doubtful accounts are charged to selling, general and administrative expense.

(2)	Deductions for allowance for doubtful accounts are for accounts receivable written off.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1
Agreement and Plan of Merger by and among Illumina, Inc., TP Corporation, Verinata Health, Inc. and Shareholder Representative Services LLC (as the Stockholder Representative), dated as of January 6, 2013
						X
3.1	Amended and Restated Certificate of Incorporation	8-K	000-30361	3.1	9/23/2008
3.2	Amended and Restated Bylaws	8-K	000-30361	3.2	4/27/2010
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 26, 2012	8-K	000-30361	3.1	1/26/2012
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Rights Agreement, dated as of January 26, 2012, between Illumina, Inc. and Computershare Trust Company, N.A., as Rights Agent	8-K	000-30361	4.1	1/26/2012
4.3	Indenture related to the 0.625% Convertible Senior Notes due 2014, dated as of February 16, 2007, between Illumina and The Bank of New York, as trustee	8-K	000-30361	4.1	2/16/2007
4.4	Indenture related to the 0.25% Convertible Senior Notes due 2016, dated as of March 18, 2011, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	000-30361	4.1	5/4/2011
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through February 2, 2012	10-K	000-30361	10.4	2/24/2012
+10.5	2005 Stock and Incentive Plan, as amended and restated through April 22, 2010	S-8	333-168393	4.5	7/29/2010
+10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	000-30361	10.6	2/24/2012
+10.7	Form of Stock Option Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	000-30361	10.7	2/24/2012
+10.8	Form of Restricted Stock Unit Agreement for Employees under 2005 Stock and Incentive Plan	10-K	000-30361	10.8	2/24/2012

INDEX TO EXHIBITS — (Continued)

+10.9	Form of Stock Option Agreement for Employees under 2005 Stock and Incentive Plan	10-K	000-30361	10.9	2/24/2012
+10.10	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.11	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.12	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.13	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.14	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.15	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.16	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
10.17	License Agreement, dated June 24, 2002, between Dade Behring Marburg GmbH and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.23	3/2/2004
10.18	Non-exclusive License Agreement, dated January 24, 2002, between Amersham Biosciences Corp. and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.24	3/2/2004
10.19	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.20	Settlement and Cross License Agreement dated August 18, 2004 between Applera Corporation and Illumina (with certain confidential portions omitted)	10-Q	000-30361	10.27	11/12/2004
10.21	Collaboration Agreement, dated December 17, 2004, between Invitrogen Corporation and Illumina (with certain confidential portions omitted)	10-K	000-30361	10.28	3/8/2005
10.22	Joint Development and Licensing Agreement, dated May 15, 2006, between deCODE genetics, ehf. and Illumina (with certain confidential portions omitted)	10-Q	000-30361	10.32	8/2/2006
10.23	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.24	Settlement and Release Agreement between Affymetrix, Inc. and Illumina, dated January 9, 2008	10-K	000-30361	10.44	2/26/2008
10.25	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.1	2/16/2007
10.26	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.2	2/16/2007

INDEX TO EXHIBITS — (Continued)

10.27	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.3	2/16/2007
10.28	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.4	2/16/2007
10.29	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.5	2/16/2007
10.30	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.6	2/16/2007
10.31	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	000-30361	10.1	5/3/2012
+10.32	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
_______________________________________

+	Management contract or corporate plan or arrangement
Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2013.

ILLUMINA, INC.

By	/s/ JAY T. FLATLEY
Jay T. Flatley President and Chief Executive Officer

February 15, 2013
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jay T. Flatley and Marc A. Stapley, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his, or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAY T. FLATLEY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2013
Jay T. Flatley

/s/ MARC A. STAPLEY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013
Marc A. Stapley

/s/ MICHEL BOUCHARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013
Michel Bouchard

/s/ WILLIAM H. RASTETTER	Chairman of the Board of Directors	February 15, 2013
William H. Rastetter

/s/ A. BLAINE BOWMAN	Director	February 15, 2013
A. Blaine Bowman

/s/ DANIEL M. BRADBURY	Director	February 15, 2013
Daniel M. Bradbury

/s/ KARIN EASTHAM	Director	February 15, 2013
Karin Eastham

/s/ ROBERT S. EPSTEIN	Director	February 15, 2013
Robert S. Epstein

/s/ PAUL GRINT	Director	February 15, 2013
Paul Grint

Director
Gerald Möller

/s/ DAVID R. WALT	Director	February 15, 2013
David R. Walt

/s/ ROY WHITFIELD	Director	February 15, 2013
Roy Whitfield