Form 10-Q
period 2013-03-31
ILLUMINA INC
filed 2013-05-01
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 12, 2013, there were 124,378,537 shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	December 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$443,082	$433,981
Short-term investments	624,388	916,223
Accounts receivable, net	210,831	214,975
Inventory	167,959	158,718
Deferred tax assets, current portion	73,988	30,451
Prepaid expenses and other current assets	30,525	32,700
Total current assets	1,550,773	1,787,048
Property and equipment, net	186,792	166,167
Goodwill	604,493	369,327
Intangible assets, net	307,214	130,196
Deferred tax assets, long-term portion	21,646	40,183
Other assets	73,270	73,164
Total assets	$2,744,188	$2,566,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,627	$65,727
Accrued liabilities	188,751	201,877
Accrued legal contingencies	106,922	—
Long-term debt, current portion	37,641	36,967
Total current liabilities	409,941	304,571
Long-term debt	813,741	805,406
Other long-term liabilities	206,195	134,369
Conversion option subject to cash settlement	2,484	3,158
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,711	1,703
Additional paid-in capital	2,463,555	2,419,831
Accumulated other comprehensive income	1,703	2,123
Retained earnings	59,960	82,547
Treasury stock, at cost	(1,215,102)	(1,187,623)
Total stockholders’ equity	1,311,827	1,318,581
Total liabilities and stockholders’ equity	$2,744,188	$2,566,085
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue:
Product revenue	$296,170	$255,636
Service and other revenue	34,788	17,134
Total revenue	330,958	272,770
Cost of revenue:
Cost of product revenue	89,978	80,151
Cost of service and other revenue	15,138	8,565
Amortization of acquired intangible assets	6,550	3,043
Total cost of revenue	111,666	91,759
Gross profit	219,292	181,011
Operating expense:
Research and development	61,450	48,839
Selling, general and administrative	85,074	67,969
Legal contingencies	105,853	—
Unsolicited tender offer related expense	7,484	8,092
Acquisition related expense, net	3,821	1,737
Headquarter relocation expense	757	2,140
Restructuring charges	—	2,622
Total operating expense	264,439	131,399
Income (loss) from operations	(45,147)	49,612
Other income (expense):
Cost-method investment related gain	6,113	—
Interest income	1,933	2,526
Interest expense	(9,747)	(9,202)
Other expense, net	(714)	(2,663)
Total other expense, net	(2,415)	(9,339)
Income (loss) before income taxes	(47,562)	40,273
Provision for (benefit from) for income taxes	(24,975)	14,071
Net income (loss)	$(22,587)	$26,202
Net income (loss) per basic share	$(0.18)	$0.21
Net income (loss) per diluted share	$(0.18)	$0.20
Shares used in calculating basic net income (loss) per share	123,768	122,642
Shares used in calculating diluted net income (loss) per share	123,768	133,859
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income (loss)	$(22,587)	$26,202
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(420)	145
Total comprehensive income (loss)	$(23,007)	$26,347
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$(22,587)	$26,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	11,759	11,959
Amortization of intangible assets	8,772	3,468
Share-based compensation expense	24,219	23,029
Accretion of debt discount	9,009	8,599
Contingent compensation expense	1,393	2,921
Incremental tax benefit related to share-based compensation	(5,278)	(9,494)
Deferred income taxes	(36,704)	(5,323)
Change in fair value of contingent consideration	464	1,737
Cost-method investment related gain	(6,113)	—
Other	4,107	3,341
Changes in operating assets and liabilities:
Accounts receivable	6,129	(29,158)
Inventory	(8,266)	159
Prepaid expenses and other current assets	1,536	1,231
Other assets	(2,088)	(2,126)
Accounts payable	8,459	10,259
Accrued liabilities	(15,267)	14,223
Accrued legal contingencies	106,922	—
Other long-term liabilities	1,374	4,413
Net cash provided by operating activities	87,840	65,440
Cash flows from investing activities:
Purchases of available-for-sale securities	(97,480)	(331,652)
Sales of available-for-sale securities	322,955	188,766
Maturities of available-for-sale securities	66,559	21,600
Net cash paid for acquisitions	(345,111)	—
Purchases of strategic investments	—	(7,500)
Proceeds from sale of strategic investment	9,998	—
Purchases of property and equipment	(21,441)	(13,084)
Cash paid for intangible assets	(501)	—
Net cash used in investing activities	(65,021)	(141,870)
Cash flows from financing activities:
Payments on long-term financing obligation	(58)	—
Payments on acquisition related contingent consideration liability	(3,985)	—
Incremental tax benefit related to share-based compensation	5,278	9,494
Common stock repurchases	(25,011)	—
Proceeds from issuance of common stock	10,770	24,122
Net cash (used in) provided by financing activities	(13,006)	33,616
Effect of exchange rate changes on cash and cash equivalents	(712)	30
Net increase (decrease) in cash and cash equivalents	9,101	(42,784)
Cash and cash equivalents at beginning of period	433,981	302,978
Cash and cash equivalents at end of period	$443,082	$260,194
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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, from which the balance sheet information herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended March 31, 2013 and April 1, 2012 were both 13 weeks.

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

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value and are not designated as hedging instruments. Changes in the value of the derivative are recognized in other expense, net, along with an offsetting remeasurement gain or loss on the underlying foreign currency denominated assets or liabilities.

As of March 31, 2013, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of March 31, 2013 and December 30, 2012, the total notional amount of outstanding forward contracts in place for foreign currency purchases were approximately $48.0 million and $51.2 million, respectively. Gains and losses related to the non-designated foreign exchange forward contracts for the three months ended March 31, 2013 and April 1, 2012 were immaterial.

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

In 2012, the Company completed the relocation of its headquarters to another facility in San Diego, California. Headquarter relocation expenses consist of expenses such as accelerated depreciation expense, impairment of assets, additional rent expense during the transition period when both the new and former headquarter facilities are occupied, moving expenses, cease-use losses, and accretion of interest expense on lease exit liability. The Company recorded accelerated depreciation expense for leasehold improvements at its former headquarter facility based on the reassessed useful lives of less than a year. The Company recorded cease-use losses and the corresponding facility exit obligation upon vacating its former headquarters, calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and estimated lease incentives. The key assumptions used in the calculation include the amount and timing of estimated sublease rental receipts, and the risk-adjusted discount rate. During the three months ended March 31, 2013, the Company entered into an agreement to sublease a section of its former headquarters. The sublease has an initial term of approximately ten years. Total minimum lease payments during the initial term of the sublease is expected to be $18.7 million. In conjunction with the sublease, the Company issued a letter of credit in the amount of $6.0 million, which will decrease ratably to zero over the term of the sublease.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares calculated using the treasury stock method. Diluted net income (loss) per share reflects the potential dilution from outstanding stock options, restricted stock units, shares issuable under the employee stock purchase plan (ESPP), warrants, shares subject to forfeiture, and convertible senior notes. Under the treasury stock method, convertible senior notes will have a dilutive impact when the average market price of the Company’s common stock is above the applicable conversion price of the respective notes. In addition, the following amounts are assumed to be used to repurchase shares: the amount that must be paid to exercise stock options and warrants and purchase shares under the ESPP; the average amount of compensation expense for future services that the Company has not yet recognized for stock options, restricted stock units, ESPP shares, and shares subject to forfeiture; and the amount of tax benefits that will be recorded in additional paid-in capital when the expenses related to respective awards become deductible. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Weighted average shares outstanding	123,768	122,642
Effect of dilutive potential common shares from:
Convertible senior notes	—	991
Equity awards	—	4,060
Warrants sold in connection with convertible senior notes	—	6,166
Weighted average shares used in calculation of diluted net income (loss) per share	123,768	133,859
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	32,942	2,538

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	March 31, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$191,797	$377	$(12)	$192,162	$314,638	$251	$(16)	$314,873
Corporate debt securities	367,323	386	(236)	367,473	471,989	1,059	(187)	472,861
U.S. Treasury securities	64,602	151	—	64,753	128,256	233	—	128,489
Total available-for-sale securities	$623,722	$914	$(248)	$624,388	$914,883	$1,543	$(203)	$916,223

As of March 31, 2013, the Company had 57 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or until the cost basis is recovered.

The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of March 31, 2013 and December 30, 2012, aggregated by investment category (in thousands):

	March 31, 2013		December 30, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$47,752	$(12)	$28,176	$(16)
Corporate debt securities	85,884	(236)	130,224	(187)
Total	$133,636	$(248)	$158,400	$(203)

Realized gains and losses are determined based on the specific identification method and are reported in interest income. Gross realized gains and losses on sales of available-for-sale securities for the three months ended March 31, 2013 and April 1, 2012 were immaterial.

Contractual maturities of available-for-sale debt securities as of March 31, 2013 were as follows (in thousands):

Estimated Fair Value
Due within one year	$187,606
After one but within five years	436,782
Total	$624,388

Cost-Method Investments

As of March 31, 2013 and December 30, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $52.4 million and $56.3 million, respectively, which were included in other assets on the consolidated balance sheets. During the three months ended March 31, 2013, the Company sold a cost-method investment and recognized a $6.1 million gain. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three months ended March 31, 2013 or April 1, 2012. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Headquarter Facility Exit Obligation

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three months ended March 31, 2013 are as follows (in thousands):

Balance as of December 30, 2012	$45,352
Additional facility exit obligation accrued	286
Accretion of interest expense	471
Cash settlements	(2,201)
Balance as of March 31, 2013	$43,908

Warranties

Changes in the Company’s reserve for product warranties from December 30, 2012 through March 31, 2013 are as follows (in thousands):

Balance as of December 30, 2012	$10,136
Additions charged to cost of revenue	5,421
Repairs and replacements	(4,751)
Balance as of March 31, 2013	$10,806

Inventory

Inventory consists of the following (in thousands):

	March 31, 2013	December 30, 2012
Raw materials	$66,589	$61,665
Work in process	75,496	75,675
Finished goods	25,874	21,378
Total inventory	$167,959	$158,718

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 30, 2012
Accrued compensation expenses	$48,933	$59,864
Deferred revenue, current portion	45,931	55,817
Accrued taxes payable	24,638	23,021
Customer deposits	17,468	13,765
Unsettled short-term investment purchase	11,050	9,154
Reserve for product warranties	10,806	10,136
Facility exit obligation, current portion	7,255	8,063
Acquisition related contingent liability, current portion	5,825	9,490
Accrued royalties	2,697	2,836
Other	14,148	9,731
Total accrued liabilities	$188,751	$201,877

3. Acquisitions

Current Period Acquisitions

On February 21, 2013, the Company acquired all of the outstanding capital stock of Verinata Health, Inc. (Verinata), a leading provider of non-invasive tests for the early identification of fetal chromosomal abnormalities. With this acquisition, the Company strengthened its reproductive health diagnostic portfolio by gaining access to Verinata's verifi® non-invasive prenatal test (NIPT) as well as what management believes to be the most comprehensive intellectual property portfolio in the NIPT industry.

The contractual price for the acquisition was $350.0 million, plus potential cash payments of up to $100.0 million based on the achievement of certain regulatory and revenue milestones. The aggregate purchase price was determined to be $401.1 million, including total cash payment of $339.2 million, $61.1 million in fair value of the contingent milestone payments, $0.3 million in fair value of converted stock options attributed to pre-combination services, and $0.5 million in loss realized on settlement of preexisting relationships. In connection with the transaction, the Company deposited into escrow $30.0 million of consideration otherwise payable to shareholders of Verinata. This amount is included in the aggregate consideration and will be held in escrow to cover indemnification claims under the acquisition agreement, if any, for a period of 1.5 years following the completion of the acquisition. The Company’s consolidated financial statements for the three months ended March 31, 2013 reflected revenue of $0.9 million and net loss of $4.0 million from Verinata since the acquisition date. During the three months ended March 31, 2013, transaction costs of $3.2 million were expensed as incurred in acquisition related expense, net.

In conjunction with the acquisition, the Company assumed the Verinata Health, Inc. 2008 Stock Plan and converted, as of the acquisition date, the unvested stock options outstanding under the plan, all of which were in the money, into 0.4 million unvested stock options to purchase Illumina’s common stock, retaining the original vesting schedules. The fair value of all converted options was $18.8 million, $0.3 million of which was attributed to the pre-combination service period and was included in the calculation of purchase price. The remaining fair value will be recognized over the awards’ remaining vesting periods subsequent to the acquisition. The weighted-average acquisition-date fair value of the converted options was determined using the Black-Scholes option pricing model with the following assumptions: (i) market price of $48.36 per share, which was the closing price of Illumina's common stock on the acquisition date; (ii) weighted average expected term of 2.2 years; (iii) weighted average risk-free interest rate of 0.29%; (iv) weighted average annualized volatility of 42%; and (v) no dividend yield. The weighted average acquisition-date fair value per share of the assumed stock options was $42.59.

On the acquisition date, a liability of $61.1 million was recorded for an estimate of the acquisition date fair value of the contingent consideration. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of operations. The fair value of the regulatory milestone payments was measured by the probability-weighted discounted cash flows and the fair value of the revenue milestone payments was measured using a risk-neutral option pricing model, which captures the present value of the expected payment and the probability of reaching the revenue targets. Key assumptions used in the fair value assessments included discount rates ranging from 6% to 20%, volatility of 50%, risk-free rates of 0.26%, revenue projections, and the probability of achieving regulatory milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value.

The allocation of the purchase price to the assets acquired and liabilities assumed was as follows (in thousands):

Allocation of purchase price
Cash and cash equivalents	$9,151
Accounts receivable	3,452
Inventory	1,110
Prepaid expenses and other current assets	953
Property and equipment	12,369
Other assets	978
Intangible assets	170,190
Goodwill	229,120
Accounts payable	(2,539)
Accrued liabilities	(3,670)
Lease financing obligation	(9,416)
Deferred tax liability	(10,572)
Total purchase price	$401,126

In conjunction with the acquisition, the Company assumed Verinata’s building lease, for which Verinata was considered the accounting owner of the leased building and as such, recorded the fair value of the building as an asset as of the acquisition date. The building is depreciated over a useful life of 30 years. The Company also recorded the related lease financing obligation as a liability assumed, representing the present value of all remaining building lease payments and a balloon payment at the end of the lease for the value of the building to be transferred to the landlord. As of the acquisition date, total remaining payments under the lease was $5.7 million and the remaining lease term was 4.7 years, with two three-year renewal options.

The following table summarizes the fair value of identifiable intangible assets acquired (amounts in thousands):

	Weighted Average Useful Lives (in years)	Fair Value
Developed technology	13	$164,100
Customer relationships	5	4,690
Trade name	2	1,400
Total intangible assets acquired, excluding goodwill		$170,190

The fair value of the developed technology and trade name was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. The fair value of the customer relationships was developed using a cost approach by estimating the time and personnel effort in constructing the customer base. The useful life of the intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets.

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill, which was primarily attributable to the synergies expected from combining the technologies of Illumina with those of Verinata, including complementary products that will enhance the Company’s overall product portfolio, and the value of the workforce that became our employees following the closing of the acquisitions. The goodwill recognized is not expected to be deductible for income tax purposes.

As of March 31, 2013, the accounting for the Verinata acquisition had not been finalized due to pending items on the valuation of acquired assets and liabilities, including the valuation of certain deferred tax benefits. Based on a preliminary assessment, the Company recorded estimated amounts for these items in its condensed consolidated financial statements as of March 31, 2013. During the measurement period, the Company may record adjustments to the estimated amounts recorded.

In addition, the Company completed another acquisition of a development-stage company during the three months ended March 31, 2013. As a result of this transaction, the Company recorded goodwill of $6.0 million and developed technology of $15.6 million with a useful life of five years.

Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of Illumina and Verinata as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to inter-company transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	April 1, 2012
Net revenues	$330,994	$271,067
Net income (loss)	$(31,256)	$14,959
Net income (loss) per share-basic	$(0.25)	$0.12
Net income (loss) per share-diluted	$(0.25)	$0.11

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of the future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Prior Year Acquisitions

On September 19, 2012, the Company announced the acquisition of BlueGnome Ltd (BlueGnome), a provider of cytogenetics and in vitro fertilization screening products. Total consideration for the acquisition was $95.5 million, which included $88.0 million in initial cash payments and $7.5 million in fair value of contingent cash consideration of up to $20.0 million based on the achievement of certain revenue based milestones by December 28, 2014.

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

The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately 229,000 shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which shares are subject to forfeiture if certain non-revenue-based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.1 million were determined to be compensation for post-acquisition service, the cost of which was recognized as contingent compensation expense over a period of two years in research and development expense or selling, general and administrative expense.

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

Summary of Contingent Compensation Expenses

Adjustments related to contingent compensation recorded as a result of all acquisitions consist of the following (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Contingent compensation, included in research and development expense	$489	$732
Contingent compensation, included in selling, general and administrative expense	2,929	2,360
Total contingent compensation expense	$3,418	$3,092

4. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 30, 2012 (in thousands):

	March 31, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$280,598	$—	$—	$280,598	$252,126	$—	$—	$252,126
Debt securities in government-sponsored entities	—	192,162	—	192,162	—	314,873	—	314,873
Corporate debt securities	—	367,473	—	367,473	—	472,861	—	472,861
U.S. Treasury securities	64,753	—	—	64,753	128,489	—	—	128,489
Deferred compensation plan assets	—	15,690	—	15,690	—	13,626	—	13,626
Total assets measured at fair value	$345,351	$575,325	$—	$920,676	$380,615	$801,360	$—	$1,181,975
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$70,751	$70,751	$—	$—	$12,519	$12,519
Deferred compensation liability	—	13,624	—	13,624	—	12,071	—	12,071
Total liabilities measured at fair value	$—	$13,624	$70,751	$84,375	$—	$12,071	$12,519	$24,590

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in the fair value of the contingent considerations during the three months ended March 31, 2013 were due to changes in the estimated payments and a shorter discounting period.

Changes in estimated fair value of contingent consideration liabilities from December 30, 2012 through March 31, 2013 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 30, 2012	$12,519
Additional liability recorded as a result of current period acquisitions	62,144
Change in estimated fair value, recorded in acquisition related expense, net	464
Cash settlements	(4,376)
Balance as of March 31, 2013	$70,751

5. Convertible Senior Notes

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

As noted in the indenture for the 2016 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, and the conversion value during the 20-day observation period as described in the indenture for the 2016 Notes. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 20 days and the daily volume weighted average price (VWAP) of the Company’s common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes. During the three months ended March 31, 2013 and April 1, 2012, the 2016 Notes were not convertible and therefore not included in the calculation of weighted average shares outstanding. If the 2016 Notes were converted as of March 31, 2013, the if-converted value would not exceed the principal amount.

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

The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, June 30, 2013. There were no conversions of the 2014 Notes during the three months ended March 31, 2013 and the year ended December 30, 2012. During the year ended January 1, 2012, the principal amount of 2014 Notes converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion. The balance of the convertible note hedge transactions with respect to approximately $40.1 million principal amount of the 2014 Notes (which are convertible for up to approximately 1,838,000 shares of the Company’s common stock) remained in place as of March 31, 2013. The warrants were not affected by the early conversions of the 2014 Notes and, as a result, warrants covering up to approximately 18,322,000 shares of common stock remained outstanding as of March 31, 2013. If the remaining 2014 Notes were converted as of March 31, 2013, the if-converted value would exceed the principal amount by $58.3 million.

The following table summarizes information about the equity and liability components of the 2014 Notes and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	March 31, 2013		December 30, 2012
	2016 Notes	2014 Notes	2016 Notes	2014 Notes
Principal amount of convertible notes outstanding	$920,000	$40,125	$920,000	$40,125
Unamortized discount of liability component	(106,259)	(2,484)	(114,594)	(3,158)
Net carrying amount of liability component	813,741	37,641	805,406	36,967
Less: current portion	—	(37,641)	—	(36,967)
Long-term debt	$813,741	$—	$805,406	$—
Conversion option subject to cash settlement	—	$2,484	—	$3,158
Carrying value of equity component, net of debt issuance cost	$155,366	$112,143	$155,366	$111,470
Fair value of outstanding notes (Level 2 measurement)	$887,878	$99,546	$892,446	$101,470
Remaining amortization period of discount on the liability component	3.0 years	0.9 years	3.2 years	1.1 years

Contractual coupon interest expense and accretion of discount on the liability component recorded for the convertible senior notes during the three months ended March 31, 2013 and April 1, 2012, respectively, were as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Contractual coupon interest expense	$636	$560
Accretion of discount on the liability component	$9,009	$8,599

6. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Cost of product revenue	$1,442	$1,812
Cost of service and other revenue	154	17
Research and development	8,006	7,427
Selling, general and administrative	14,617	13,773
Share-based compensation expense before taxes	24,219	23,029
Related income tax benefits	(7,565)	(7,823)
Share-based compensation expense, net of taxes	$16,654	$15,206

The assumptions used for the specified reporting periods and the resulting estimates of weighted average fair value per share of options granted and for stock purchase rights granted under the ESPP for the three months ended March 31, 2013 are as follows:

	Stock Options	Employee Stock Purchase Rights
Risk-free interest rate	0.14 - 0.80%	0.11 - 0.15%
Expected volatility	30 - 44%	31%
Expected term	0.8 - 4.7 years	0.5 - 1.0 year
Expected dividends	—	—
Weighted average fair value per share	$42.14	$13.11

As of March 31, 2013, approximately $206.0 million of unrecognized compensation cost related to stock options, restricted stock, performance stock, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.3 years.

7. Stockholders’ Equity

Stock Options

The Company’s stock option activity under all stock option plans during the three months ended March 31, 2013 is as follows:

	Options (in thousands)	Weighted Average Exercise Price per Share
Outstanding as of December 30, 2012	8,351	$32.10
Granted	451	7.08
Exercised	(301)	20.86
Cancelled	(56)	57.90
Outstanding as of March 31, 2013	8,445	$31.00

At March 31, 2013, outstanding options to purchase approximately 6,707,000 shares were exercisable with a weighted average exercise price per share of $29.41. Grant activity during the current quarter was primarily attributable to the acquisition of Verinata and the related conversion of stock options to purchase Verinata common stock to stock options to purchase Illumina’s common stock.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2013 is as follows:

	Restricted Stock	Weighted Average Grant-Date Fair Value per Share
	(in thousands)
Outstanding at December 30, 2012	4,125	$46.43
Awarded	421	50.94
Vested	(444)	54.15
Cancelled	(96)	48.93
Outstanding as of March 31, 2013	4,006	$46.62

Performance Stock Units

The Company issues performance stock units for which the number of shares issuable will range from 50% and 150% of the shares approved in the award, based on the Company’s performance relative to specified earnings per share targets at the end of a three-year performance period. A summary of the Company’s performance stock unit activity and related information for the three months ended March 31, 2013 is as follows:

	Performance Stock	Weighted Average Grant-Date Fair Value per Share
	(in thousands)
Outstanding at December 30, 2012	587	$49.64
Awarded	438	50.33
Cancelled	(20)	50.54
Outstanding as of March 31, 2013	1,005	$49.92

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31, 2013, approximately 195,000 shares were issued under the ESPP. As of March 31, 2013, there were approximately 15,211,000 shares available for issuance under the ESPP.

Warrants

As of March 31, 2013, warrants exercisable, on a cashless basis, for up to approximately 18,322,000 shares of common stock were outstanding with an exercise price of $31.435. These warrants were sold to counterparties to the Company’s convertible note hedge transactions in connection with the offering of the 2014 Notes, with the proceeds of such warrants used by the Company to partially offset the cost of such hedging transactions. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

Share Repurchases

On April 18, 2012, the Company’s Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. During the three months ended March 31, 2013, the Company repurchased approximately 489,000 shares for $25.0 million.

Stockholder Rights Plan

On January 25, 2012, the Company's Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of the Company's common stock. During the three months ended March 31, 2013, the expiration date was amended to be March 27, 2013 and the Rights expired accordingly.

8. Income Taxes

The Company’s effective tax rate may vary from the U.S statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 31, 2013 was 52.5%. The variance from the U.S. federal statutory rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item during Q1 2013 and is nondeductible for tax purposes until paid. The retroactive reinstatement of the 2012 federal research and development credit as part of the American Taxpayer Relief Act of 2012 that was enacted on January 2, 2013 increased the benefit from income taxes in Q1 2013 by approximately $2.0 million.

9. Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigations or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. In November and December 2012, the Company filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the court granted the Company’s motion for summary judgment on Syntrix's trade secret claims, and dismissed those claims from the case. The court denied Syntrix's motion for summary judgment on validity, and denied the Company’s motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina's BeadChip kits infringe the Syntrix patent, that a reasonable royalty rate is 6%, and that damages owed to Syntrix for the period from 2005 through September 2012 are approximately $95.8 million. During trial, the court dismissed Syntrix’s claim that the alleged infringement was willful. No final judgment has yet been entered. Prior to entry of judgment, additional damages and prejudgment interest will be calculated through the date of the verdict. The Company believes strongly that it did not infringe the Syntrix patent and that the patent is invalid. The Company intends to file a post-trial motion asking the trial court to enter a judgment in its favor as a matter of law or, alternatively, to grant a new trial. Issues also remain to be litigated regarding any future damages to which Syntrix might be entitled and/or injunctive relief. To date, Syntrix has not filed a motion seeking injunctive relief, and the Company believes that such a motion is unlikely to be granted by the trial court. In addition, if the Company’s post-trial motions are unsuccessful, the Company plans to file an appeal to the Court of Appeals for the Federal Circuit challenging the adverse verdict.

As a result of the jury verdict, the Company has recorded a legal contingency accrual of $106.9 million as of March 31, 2013, which includes the damages awarded to Syntrix, a preliminary estimate of prejudgment interest, and estimated additional damages through March 31, 2013. The accrued damages through the jury verdict date of $105.9 million was recorded within operating expenses as a separate line item, and the remainder, representing the royalty amount subsequent to the verdict date, was recorded to cost of sales. In addition, the Company will continue to accrue ongoing royalties on future sales at the royalty rate stated in the jury verdict. The Company may be required to secure the amount of the judgment during the appeals process.

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

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our broad portfolio of instruments, consumables, and analysis tools are designed to simplify and accelerate genetic analysis. This portfolio addresses the full range of genomic complexity, throughput, and price points, enabling researchers to select the best solution for their scientific challenge. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and copy number variation (CNV) analyses, as well as gene expression profiling and other DNA, RNA, and protein studies.

In 2012 and early 2013, we took steps to support our goal of becoming a leader in genomic-based diagnostics by acquiring Verinata Health, Inc. (Verinata) in February 2013 and BlueGnome Ltd. (BlueGnome) in September 2012. With the Verinata acquisition, we further strengthened our reproductive health diagnostic portfolio by gaining access to Verinata’s verifi® non-invasive prenatal test (NIPT), as well as what we believe to be the most comprehensive intellectual property portfolio in the NIPT industry. BlueGnome is a leading provider of solutions for the screening of genetic abnormalities associated with developmental delay, cancer, and infertility, and BlueGnome’s offerings enhance our ability to establish integrated solutions in reproductive health and cancer. To further enhance our genetic analysis workflows, in 2011 we acquired Epicentre Technologies Corporation (Epicentre), a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Funding Environment

The level of global funding for government and academic research remains uncertain. While many of our customers receive funding from government agencies to purchase our products or services, we are lessening our dependency on government funding. In fiscal 2012, approximately 30% of our total revenue came from applied market customers including customers in the clinical, consumer, translational, and agriculture segments who are not reliant on government agencies for funding, and it is our strategy to diversify our customer base to increase further the portion of our revenue from applied market customers over time. However, we estimate that less than one-third of our total revenue is derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). In fiscal 2012, the NIH budget increased 1% as compared to fiscal 2011 levels. NIH funding from October 1, 2012 to March 31, 2013 was subject to a continuing resolution while funding for the remainder of 2013 is subject to sequester provisions of the Budget Control Act of 2011, which includes a 5% reduction to the NIH budget. We believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. Our sequencing instrument installed base continued to expand in Q1 2013. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

Our sequencing instrument portfolio primarily includes the HiSeq product family and MiSeq. We began full commercial shipments of our HiSeq 2500 sequencing system in the fourth quarter of 2012. The HiSeq 2500 allows customers to sequence an entire human genome in approximately a day. Our MiSeq sequencing system is a low-cost personal sequencing system that provides individual researchers a desktop-sized platform with rapid turnaround time, high accuracy, and streamlined workflow. We believe our MiSeq systems will continue to be a competitive offering in the lower throughput sequencing market and help us expand our presence in this emerging market segment.

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. As the cost of sequencing continues to decrease, we believe that life science researchers will migrate certain whole genome array studies to sequencing; however, we expect this decline to be offset by demand from customers in applied, consumer, and translational markets.

Financial Overview

Financial highlights for Q1 2013 include the following:

•
Net revenue increased by 21.3% during Q1 2013 compared to the same period in 2012. Our sales increased across our portfolio of products, including consumables, instruments, and services, which expanded in Q1 2013 to include revenue from NIPT. We believe our revenue will continue to grow in 2013.

•
Gross profit as a percentage of revenue (gross margin) was 66.3% for Q1 2013, a decrease from 66.4% for the same period in the prior year. Gross margin decreased in Q1 2013 due in large part to higher amortization of acquired intangible assets. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our pricing power, sales mix changes among consumable, instrument, and services, product mix changes between established products and new products in new markets, our cost structure for manufacturing operations, royalties, and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
In Q1 2013, we incurred a loss from operations of $45.1 million compared to income from operations of $49.6 million during the same period in 2012. This was a result of higher operating expenses offsetting the increase in gross profit. During the current period, we recorded a $105.9 million legal contingency expense in operating expenses associated with the Syntrix patent litigation matter. See note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q. Additionally, our research and development expenses and selling, general and administrative expenses increased by $12.6 million and $17.1 million, respectively, from the same period in the prior year as we continue to invest in the growth of our business. We expect operating expenses to continue to grow. The consolidated financial results in Q1 2013 reflect a $4.0 million loss incurred by Verinata since the acquisition date.

•
Our effective tax rate was 52.5% for Q1 2013. The variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item during Q1 2013 and is nondeductible for tax purposes until paid. Our future effective tax rate may vary from the U.S. statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. For the remainder of 2013 and beyond, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory rate as the portion of our earnings subject to lower statutory tax rates increases.

The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, included the retroactive reinstatement of the federal research and development credit, from January 1, 2012 through December 31, 2013. Our provision for income taxes for the year ended December 30, 2012 did not include the impact of the federal research credit generated in 2012 since the law was enacted subsequent to our 2012 reporting period. Instead, the retroactive reinstatement of the federal research credit generated in 2012 increased our benefit from income taxes for Q1 2013 by approximately $2.0 million.

•	We ended Q1 2013 with cash, cash equivalents, and short-term investments totaling $1.07 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q1 2013	Q1 2012
Revenue:
Product revenue	89.5%	93.7%
Service and other revenue	10.5	6.3
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	27.2	29.4
Cost of service and other revenue	4.5	3.1
Amortization of acquired intangible assets	2.0	1.1
Total cost of revenue	33.7	33.6
Gross profit	66.3	66.4
Operating expense:
Research and development	18.6	17.9
Selling, general and administrative	25.7	24.9
Legal contingencies	32.0	—
Unsolicited tender offer related expense	2.2	3.0
Acquisition related expense, net	1.2	0.6
Headquarter relocation expense	0.2	0.8
Restructuring charges	—	1.0
Total operating expense	79.9	48.2
Income (loss) from operations	(13.6)	18.2
Other income (expense):
Cost-method investment gain	1.8	—
Interest income	0.6	0.9
Interest expense	(2.9)	(3.4)
Other expense, net	(0.2)	(1.0)
Total other expense, net	(0.7)	(3.4)
Income (loss) before income taxes	(14.3)	14.8
Provision for (benefit from) income taxes	(7.5)	5.2
Net income (loss)	(6.8)%	9.6%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three month periods ended March 31, 2013 and April 1, 2012 were both 13 weeks.
Revenue

(Dollars in thousands)	Q1 2013	Q1 2012	Change	Percentage Change
Product revenue	$296,170	$255,636	$40,534	16%
Service and other revenue	34,788	17,134	17,654	103
Total revenue	$330,958	$272,770	$58,188	21%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of instrument service contract revenue as well as sequencing and genotyping service revenue.

Consumables revenue increased $32.0 million, or 19%, to $204.9 million in Q1 2013 compared to $172.9 million in the prior year period. The increase was primarily attributable to increased sales of sequencing consumables, driven by higher consumable sales per HiSeq instrument and the growth in both the HiSeq and MiSeq installed base.

Instrument revenue increased $8.5 million, or 11%, to $88.1 million in Q1 2013 compared to $79.6 million in the prior year period, driven primarily by an increase in HiSeq shipments.

The increase in service and other revenue in Q1 2013 compared to the prior year period was driven by an increase in both sequencing service revenue, as a result of an increased number of genomes sequenced, and instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q1 2013	Q1 2012	Change	Percentage Change
Gross profit	$219,292	$181,011	$38,281	21%
Gross margin	66.3%	66.4%

Gross profit in Q1 2013 increased in comparison to the prior year period, primarily due to the increase in revenue. Gross margin decreased in Q1 2013 due in large part to an increase in amortization of acquired intangible assets and to a lesser degree, lower sales of our higher-margin consumables as a percentage of total sales, the combination of which more than offset the positive impact from operational efficiencies.

Operating Expense

(Dollars in thousands)	Q1 2013	Q1 2012	Change	Percentage Change
Research and development	$61,450	$48,839	$12,611	26%
Selling, general and administrative	85,074	67,969	17,105	25
Legal contingencies	105,853	—	105,853	100
Unsolicited tender offer related expense	7,484	8,092	(608)	(8)
Acquisition related expense, net	3,821	1,737	2,084	120
Headquarter relocation expense	757	2,140	(1,383)	(65)
Restructuring charges	—	2,622	(2,622)	(100)
Total operating expense	$264,439	$131,399	$133,040	101%

Research and development expense increased by $12.6 million, or 26%, in Q1 2013 from the same period in the prior year, primarily due to increased headcount as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased $17.1 million, or 25%, in Q1 2013 from the same period in the prior year. The increase is primarily driven by increased headcount to support the growth of our Company.

The increases in research and development expense and selling, general and administrative expense were also partially attributable to recently completed acquisitions.

During Q1 2013, we recorded a $105.9 million charge in legal contingency charge within operating expenses as a result of a jury verdict on the Syntrix litigation matter. The amount recorded in operating expenses included the damages awarded to Syntrix and estimated additional damages through March 14, 2013, the jury verdict date. See additional discussions on this matter in Part II of this Form 10-Q, under Item 1. Legal Proceedings.

Acquisition related expense, net in Q1 2013 consisted of acquisition transaction costs of $3.4 million and changes in fair value of contingent considerations. Acquisition related expense, net in the prior year period consisted of changes in fair value of contingent considerations.

During Q1 2013, we recorded $7.5 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of legal, advisory, and other professional fees.

We completed the relocation of our headquarters in 2012. During Q1 2013, we incurred $0.8 million in additional headquarter relocation expense, primarily consisting of accretion expense related to the facility exit obligation recorded upon vacating our former headquarters. Headquarter relocation expense recorded in Q1 2012 consisted of the accretion expense related to the facility exit obligation, double rent expense during the transition to our new facility, and moving expenses.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded restructuring charges of $2.6 million during Q1 2012, comprised primarily of severance pay and other employee separation costs.

Other Expense, Net

(Dollars in thousands)	Q1 2013	Q1 2012	Change	Percentage Change
Cost-method investment related gain	$6,113	$—	$6,113	100%
Interest income	1,933	2,526	(593)	(23)
Interest expense	(9,747)	(9,202)	(545)	6
Other expense, net	(714)	(2,663)	1,949	(73)
Total other expense, net	$(2,415)	$(9,339)	$6,924	(74)%

During Q1 2013, the Company recognized a $6.1 million gain as a result of the sale of a cost-method investment.

Interest income primarily consists of realized gains from our investment portfolio. Interest income decreased in Q1 2013 from the same period in 2012 as a result of a decrease in our investment portfolio balance as well as a decline in market interest rates. Interest expense in Q1 2013 remained relatively consistent as compared to the same period in 2012, and consisted primarily of accretion of the discount on our convertible senior notes.

Other expense, net, in Q1 2013 and Q1 2012 primarily consisted of foreign exchange losses.

Provision for (Benefit from) Income Taxes

(Dollars in thousands)	Q1 2013	Q1 2012	Change	Percentage Change
Income (loss) before income taxes	$(47,562)	$40,273	$(87,835)	(218)%
Provision for (benefit from) income taxes	$(24,975)	$14,071	$(39,046)	(277)%
Effective tax rate	52.5%	34.9%

Our effective tax rate was 52.5% for Q1 2013. The variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item during Q1 2013 and is nondeductible for tax purposes until paid. Our future effective tax rate may vary from the U.S. statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions and the possible loss of the tax deduction on our outstanding convertible notes” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. The effective tax rate was 34.9% for Q1 2012, which was slightly lower than the U.S. statutory rate.

Liquidity and Capital Resources

At March 31, 2013, we had approximately $443.1 million in cash and cash equivalents, a $9.1 million increase from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at March 31, 2013 were approximately $311.1 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of March 31, 2013, we had $624.4 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	potential litigation; and

•	the expansion needs of our facilities, including costs of leasing additional facilities.

In Q1 2013, we acquired Verinata for $401.1 million, including $339.2 million in cash payments and $61.1 million in fair value of contingent cash consideration.

Our Board of Directors has authorized several common stock repurchase programs. In Q1 2013, we used $25.0 million to repurchase our outstanding shares under these programs. As of March 31, 2013, we had authorization from our Board of Directors to repurchase up to an additional $142.5 million of our common stock.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash flow summary

(In thousands)	Q1 2013	Q1 2012
Net cash provided by operating activities	$87,840	$65,440
Net cash used in investing activities	(65,021)	(141,870)
Net cash (used in) provided by financing activities	(13,006)	33,616
Effect of exchange rate changes on cash and cash equivalents	(712)	30
Net increase (decrease) in cash and cash equivalents	$9,101	$(42,784)

Operating Activities

Cash provided by operating activities in Q1 2013 consisted of net loss of $22.6 million plus net adjustments of $11.6 million in addition to net changes in operating assets and liabilities of $98.8 million. The primary non-cash expenses added back to net loss included share-based compensation of $24.2 million, depreciation and amortization expenses related to property and equipment and acquired intangible assets of $20.5 million, and the accretion of the debt discount of $9.0 million. These non-cash add-backs were partially offset by deferred income taxes of $36.7 million and $5.3 million in incremental tax benefit related to share-based compensation. The main driver in the change in net operating assets was an increase in accrued legal contingencies due to a patent litigation. Additionally, inventory, accounts payable, and accrued liabilities increased due to increased business activity.

Cash provided by operating activities in Q1 2012 consisted of net income of $26.2 million plus net adjustments of $40.2 million offset by net changes in operating assets and liabilities of $1.0 million. The primary non-cash expenses added back to net income included share based compensation of $23.0 million, depreciation and amortization expenses related to property and equipment and intangible assets of $15.4 million, and accretion of the debt discount on our convertible notes totaling $8.6 million. These non-cash add-backs were partially offset by the $9.5 million incremental tax benefit related to share-based compensation.

Investing Activities

Cash used in investing activities totaled $65.0 million for Q1 2013. We purchased $97.5 million of available-for-sale securities and $389.5 million of our available-for-sale securities matured or were sold during the period. We used $0.5 million for purchases of intangible assets. We also paid net cash of $345.1 million for acquisitions, and invested $21.4 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $141.9 million for Q1 2012. During the period, we purchased $331.7 million of available-for-sale securities, and $210.4 million of our available-for-sale securities matured or were sold. We used $13.1 million for capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Cash used in financing activities totaled $13.0 million for Q1 2013. We received $10.8 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and the sale of shares under our employee stock purchase plan and used $25.0 million to repurchase our common stock. In addition, we received $5.3 million in incremental tax benefit related to share-based compensation.

Cash provided by financing activities totaled $33.6 million for Q1 2012. We received $24.1 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sales of shares under our employee stock purchase plan. In addition, we received $9.5 million in incremental tax benefit related to share-based compensation.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2013, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during Q1 2013.

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

•	our assessments and beliefs regarding the potential outcome of pending and future legal proceedings and the liability, if any, that Illumina may incur as a result of those proceeding.

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

Additionally, our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which we strongly encourage you to review.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no substantial changes to our market risks in the three months ended March 31, 2013, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

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

Based on management’s evaluation (under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO)), as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During Q1 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q1 2013 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against us in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that we willfully infringed U.S. Patent No. 6,951,682 by selling our BeadChip array products, and that we misappropriated Syntrix’s trade secrets. In November and December 2012, we filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix's trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the court granted our motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The court denied Syntrix’s motion for summary judgment on validity, and denied our motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina's BeadChip kits infringe the Syntrix patent, that a reasonable royalty rate is 6%, and that damages owed to Syntrix for the period from 2005 through September 2012 are approximately $95.8 million. During trial, the court dismissed Syntrix’s claim that the alleged infringement was willful. No final judgment has yet been entered. Prior to entry of judgment, additional damages and prejudgment interest will be calculated through the date of the verdict. We believe strongly that we did not infringe the Syntrix patent and that the patent is invalid. We intend to file a post-trial motion asking the trial court to enter a judgment in our favor as a matter of law or, alternatively, to grant a new trial. Issues also remain to be litigated regarding any future damages to which Syntrix might be entitled and/or injunctive relief. To date, Syntrix has not filed a motion seeking injunctive relief, and we believe that such a motion is unlikely to be granted by the trial court. In addition, if our post-trial motions are unsuccessful, we plan to file an appeal to the Court of Appeals for the Federal Circuit challenging the adverse verdict.

As a result of the jury verdict, we have recorded a legal contingency accrual of $106.9 million as of March 31, 2013, which includes the damages awarded to Syntrix, our preliminary estimate of prejudgment interest, and estimated additional damages through March 31, 2013. The accrued damages through the jury verdict date of $105.9 million was recorded within operating expenses as a separate line item, and the remainder, representing the royalty amount subsequent to the verdict date, was recorded to cost of sales. In addition, we will continue to accrue ongoing royalties on future sales at the royalty rate stated in the jury verdict. We may be required to secure the amount of the judgment during the appeals process.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended March 31, 2013.

Issuer Purchases of Equity Securities

On April 18, 2012, the Company’s Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. The following table summarizes shares repurchased pursuant to these programs during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 31, 2012 - January 27, 2013	195,427	$51.17	195,427	$157,519,240
January 28, 2013 - February 24, 2013	199,686	50.12	199,686	147,519,321
February 25 - March 31, 2013	93,895	53.25	93,895	142,519,346
Total	489,008	$51.12	489,008	$142,519,346
____________

(1)	All shares purchased during the three months ended March 31, 2013 were made in open-market transactions.

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

Illumina, Inc. (registrant)

Date:	May 1, 2013	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer