Form 10-Q
period 2013-06-30
ILLUMINA INC
filed 2013-07-29
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of July 10, 2013, there were 125,120,781 shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$783,611	$433,981
Short-term investments	345,852	916,223
Accounts receivable, net	207,413	214,975
Inventory	168,070	158,718
Deferred tax assets, current portion	84,887	30,451
Prepaid expenses and other current assets	56,558	32,700
Total current assets	1,646,391	1,787,048
Property and equipment, net	187,362	166,167
Goodwill	596,588	369,327
Intangible assets, net	304,469	130,196
Deferred tax assets, long-term portion	9,715	40,183
Other assets	78,677	73,164
Total assets	$2,823,202	$2,566,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,648	$65,727
Accrued liabilities	198,788	201,877
Accrued legal contingencies	122,713	—
Long-term debt, current portion	29,731	36,967
Total current liabilities	418,880	304,571
Long-term debt	822,169	805,406
Other long-term liabilities	192,167	134,369
Conversion option subject to cash settlement	1,394	3,158
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,726	1,703
Additional paid-in capital	2,530,075	2,419,831
Accumulated other comprehensive income	1,163	2,123
Retained earnings	95,837	82,547
Treasury stock, at cost	(1,240,209)	(1,187,623)
Total stockholders’ equity	1,388,592	1,318,581
Total liabilities and stockholders’ equity	$2,823,202	$2,566,085
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue:
Product revenue	$313,497	$258,839	$609,667	$514,475
Service and other revenue	32,597	21,768	67,385	38,902
Total revenue	346,094	280,607	677,052	553,377
Cost of revenue:
Cost of product revenue	98,150	74,911	188,128	155,062
Cost of service and other revenue	15,951	9,656	31,089	18,221
Amortization of acquired intangible assets	8,584	3,043	15,134	6,086
Total cost of revenue	122,685	87,610	234,351	179,369
Gross profit	223,409	192,997	442,701	374,008
Operating expense:
Research and development	67,608	71,223	129,058	120,062
Selling, general and administrative	88,700	68,516	173,774	136,485
Legal contingencies	9,516	—	115,369	—
Acquisition related (gain) expense, net	(5,725)	1,080	(1,904)	2,817
Unsolicited tender offer related expense	4,811	6,694	12,295	14,786
Headquarter relocation	(1,507)	1,830	(750)	3,970
Restructuring	—	674	—	3,296
Total operating expense	163,403	150,017	427,842	281,416
Income from operations	60,006	42,980	14,859	92,592
Other income (expense):
Interest income	722	1,385	2,655	3,911
Interest expense	(10,045)	(9,508)	(19,792)	(18,710)
Cost-method investment related gain	—	—	6,113	—
Other expense, net	(1,323)	(70)	(2,037)	(2,733)
Total other expense, net	(10,646)	(8,193)	(13,061)	(17,532)
Income before income taxes	49,360	34,787	1,798	75,060
Provision for (benefit from) for income taxes	13,483	11,386	(11,492)	25,457
Net income	$35,877	$23,401	$13,290	$49,603
Net income per basic share	$0.29	$0.19	$0.11	$0.40
Net income per diluted share	$0.26	$0.18	$0.10	$0.37
Shares used in calculating basic net income per share	124,362	123,214	124,065	122,928
Shares used in calculating diluted net income per share	139,377	133,011	137,645	133,435
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$35,877	$23,401	$13,290	$49,603
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(540)	(59)	(960)	86
Total comprehensive income	$35,337	$23,342	$12,330	$49,689
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income	$13,290	$49,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,718	23,477
Amortization of intangible assets	20,162	6,934
Share-based compensation expense	48,671	47,076
Accretion of debt discount	18,032	17,298
Contingent compensation expense	2,751	2,965
Incremental tax benefit related to share-based compensation	(14,844)	(11,205)
Deferred income taxes	(28,833)	(27,752)
Change in fair value of contingent consideration	(5,262)	2,817
Impairment of in-process research and development	—	21,438
Cost-method investment related gain	(6,113)	—
Other	2,142	3,348
Changes in operating assets and liabilities:
Accounts receivable	11,954	(13,213)
Inventory	(8,359)	(4,810)
Prepaid expenses and other current assets	(650)	1,851
Other assets	(3,262)	(1,987)
Accounts payable	(1,998)	13,034
Accrued liabilities	(19,374)	26,295
Accrued legal contingencies	122,713	—
Other long-term liabilities	1,708	4,600
Net cash provided by operating activities	176,446	161,769
Cash flows from investing activities:
Purchases of available-for-sale securities	(157,499)	(562,241)
Sales of available-for-sale securities	604,031	359,637
Maturities of available-for-sale securities	111,331	100,146
Net cash paid for acquisitions	(345,161)	—
Purchases of strategic investments	(4,429)	(15,030)
Proceeds from sale of strategic investment	10,001	—
Purchases of property and equipment	(32,975)	(34,030)
Cash paid for intangible assets	(2,843)	—
Net cash provided by (used in) investing activities	182,456	(151,518)
Cash flows from financing activities:
Payments on long-term financing obligations	(9,140)	—
Payments on acquisition related contingent consideration liability	(3,985)	(3,374)
Incremental tax benefit related to share-based compensation	14,844	11,205
Common stock repurchases	(50,020)	(32,499)
Proceeds from issuance of common stock	41,079	28,020
Net cash (used in) provided by financing activities	(7,222)	3,352
Effect of exchange rate changes on cash and cash equivalents	(2,050)	(169)
Net increase in cash and cash equivalents	349,630	13,434
Cash and cash equivalents at beginning of period	433,981	302,978
Cash and cash equivalents at end of period	$783,611	$316,412
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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended June 30, 2013 and July 1, 2012 were both 13 and 26 weeks, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Reserve for Product Warranties

The Company generally provides a one-year warranty on instruments. Additionally, the Company provides a warranty on consumables through the expiration date, which generally ranges from six to 12 months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. The Company periodically reviews the adequacy of its warranty reserve and adjusts the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the six months ended June 30, 2013 was due to goodwill recorded in connection with acquisitions. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no more assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2013, noting no impairment.

The Company's identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, customer relationships, and trade names. The cost of all identifiable intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives.

The Company regularly performs reviews to determine if any event has occurred that may indicate its intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, the Company performs an impairment test to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that would indicate potential impairment include a significant decline in the Company's stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company’s strategic business objectives and utilization of a particular asset. The Company performed quarterly reviews of its intangible assets with finite useful lives and other long-lived assets and noted no significant impairments for the three and six months ended June 30, 2013.

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

As of June 30, 2013, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of June 30, 2013 and December 30, 2012, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were approximately $42.2 million and $51.2 million, respectively. Gains related to the non-designated foreign exchange forward contracts for the six months ended June 30, 2013 were $3.2 million. Such gains or losses were immaterial for all other periods presented.

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

During the six months ended June 30, 2013, the Company entered into an agreement to sublease sections of its former headquarters. The sublease has an initial term of approximately ten years. Minimum lease payments during the initial term of the sublease are expected to be $30.5 million in total. In conjunction with the sublease, the Company issued a letter of credit in the amount of $8.0 million, which will decrease ratably to zero over the term of the sublease.

During the three months ended June 30, 2013, the Company entered into an agreement to lease a facility in San Francisco, California for an initial term of approximately ten years. Minimum lease payments during the initial term are estimated to be $46.5 million in total.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Weighted average shares outstanding	124,362	123,214	124,065	122,928
Effect of dilutive potential common shares from:
Convertible senior notes	1,064	925	1,064	958
Equity awards	4,382	3,657	4,137	3,858
Warrants sold in connection with convertible senior notes	9,569	5,215	8,379	5,691
Weighted average shares used in calculation of diluted net income per share	139,377	133,011	137,645	133,435
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1,684	3,348	1,799	2,943

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	June 30, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$56,905	$14	$(95)	$56,824	$314,638	$251	$(16)	$314,873
Corporate debt securities	259,071	299	(447)	258,923	471,989	1,059	(187)	472,861
U.S. Treasury securities	30,077	32	(4)	30,105	128,256	233	—	128,489
Total available-for-sale securities	$346,053	$345	$(546)	$345,852	$914,883	$1,543	$(203)	$916,223

As of June 30, 2013, the Company had 90 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than 12 months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or until the cost basis is recovered.

The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of June 30, 2013 and December 30, 2012, aggregated by investment category (in thousands):

	June 30, 2013		December 30, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$32,494	$(95)	$28,176	$(16)
Corporate debt securities	116,149	(447)	130,224	(187)
U.S. Treasury securities	9,809	(4)	—	—
Total	$158,452	$(546)	$158,400	$(203)

Realized gains and losses are determined based on the specific identification method and are reported in interest income. Gross realized gains and losses on sales of available-for-sale securities were immaterial for all periods presented.

Contractual maturities of available-for-sale debt securities as of June 30, 2013 were as follows (in thousands):

Estimated Fair Value
Due within one year	$117,083
After one but within five years	228,769
Total	$345,852

Cost-Method Investments

As of June 30, 2013 and December 30, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $55.4 million and $56.3 million, respectively, which were included in other assets on the consolidated balance sheets. During the three months ended March 31, 2013, the Company sold a cost-method investment and recognized a $6.1 million gain. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three and six months ended June 30, 2013 or July 1, 2012. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Headquarter Facility Exit Obligation

Changes in the Company’s facility exit obligation related to its former headquarters lease during the six months ended June 30, 2013 are as follows (in thousands):

Balance as of December 30, 2012	$45,352
Adjustment to facility exit obligation	(1,948)
Accretion of interest expense	1,198
Cash settlements	(5,251)
Balance as of June 30, 2013	$39,351

Facility exit obligation liability recorded upon vacating the Company’s former headquarters was adjusted for updates to assumptions based on terms of the facility sublease agreements entered during the six months ended June 30, 2013.

Warranties

Changes in the Company’s reserve for product warranties during the six months ended June 30, 2013 are as follows (in thousands):

Balance as of December 30, 2012	$10,136
Additions charged to cost of revenue	10,298
Repairs and replacements	(9,608)
Balance as of June 30, 2013	$10,826

Inventory

Inventory consists of the following (in thousands):

	June 30, 2013	December 30, 2012
Raw materials	$60,874	$61,665
Work in process	80,461	75,675
Finished goods	26,735	21,378
Total inventory	$168,070	$158,718

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 30, 2012
Accrued compensation expenses	$56,278	$59,864
Deferred revenue, current portion	49,918	55,817
Accrued taxes payable	30,072	23,021
Customer deposits	22,030	13,765
Reserve for product warranties	10,826	10,136
Facility exit obligation, current portion	6,993	8,063
Acquisition related contingent liability, current portion	6,464	9,490
Accrued royalties	2,960	2,836
Unsettled short-term investment purchase	—	9,154
Other	13,247	9,731
Total accrued liabilities	$198,788	$201,877

3. Acquisitions

Current Year Acquisitions

On February 21, 2013, the Company acquired all of the outstanding capital stock of Verinata Health, Inc., a leading provider of non-invasive tests for the early identification of fetal chromosomal abnormalities. With this acquisition, the Company strengthened its reproductive health product portfolio by gaining access to Verinata’s verifi® non-invasive prenatal test (NIPT) as well as what management believes to be the most comprehensive intellectual property portfolio in the NIPT industry.

The contractual price for the acquisition was $350.0 million, plus potential cash payments of up to $100.0 million based on the achievement of certain regulatory and revenue milestones. The aggregate purchase price was determined to be $396.3 million, including total cash payment of $339.3 million, $56.2 million in fair value of the contingent milestone payments, $0.3 million in fair value of converted stock options attributed to pre-combination services, and $0.5 million in loss realized on settlement of preexisting relationships. In connection with the transaction, the Company deposited into escrow $30.0 million of consideration otherwise payable to shareholders of Verinata. This amount is included in the aggregate consideration and will be held in escrow to cover indemnification claims under the acquisition agreement, if any, for a period of 1.5 years following the completion of the acquisition. During the six months ended June 30, 2013, transaction costs of $3.2 million were expensed as incurred in acquisition related (gain) expense, net.

In conjunction with the acquisition, the Company assumed the Verinata Health, Inc. 2008 Stock Plan and converted, as of the acquisition date, the unvested stock options outstanding under the plan, all of which were in the money, into 0.4 million unvested stock options to purchase Illumina’s common stock, retaining the original vesting schedules. The fair value of all converted options was $18.9 million, $0.3 million of which was attributed to the pre-combination service period and was included in the calculation of purchase price. The remaining fair value will be recognized over the awards’ remaining vesting periods subsequent to the acquisition. The weighted-average acquisition-date fair value of the converted options was determined using the Black-Scholes option pricing model with the following assumptions: (i) market price of $48.36 per share, which was the closing price of Illumina's common stock on the acquisition date; (ii) weighted average expected term of 2.3 years; (iii) weighted average risk-free interest rate of 0.32%; (iv) weighted average annualized volatility of 42%; and (v) no dividend yield. The weighted average acquisition-date fair value per share of the assumed stock options was $42.63.

An initial liability of $56.2 million was recorded for an estimate of the acquisition date fair value of the contingent consideration. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of operations. The fair value of the regulatory milestone payments was measured by the probability-weighted discounted cash flows and the fair value of the revenue milestone payments was measured using a risk-neutral option pricing model, which captures the present value of the expected payment and the probability of reaching the revenue targets. Key assumptions used in the fair value assessments included discount rates ranging from 6% to 20%, volatility of 50%, risk-free rates of 0.26%, revenue projections, and the probability of achieving regulatory milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

As of June 30, 2013, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

Allocation of purchase price
Cash and cash equivalents	$9,151
Accounts receivable	2,801
Inventory	1,110
Prepaid expenses and other current assets	979
Property and equipment	12,239
Other assets	978
Intangible assets	176,490
Goodwill	221,214
Accounts payable	(2,539)
Accrued liabilities	(3,803)
Lease financing obligation	(9,416)
Deferred tax liability	(12,937)
Total purchase price	$396,267

The Company continues to obtain information to complete its valuation of assets and liabilities acquired from Verinata, including the valuation of certain deferred tax benefits during the measurement period. During the three months ended June 30, 2013, the Company recorded a net reduction to goodwill of $7.9 million, which primarily related to a $4.9 million decrease in the assessed fair value of the contingent milestone payments which was included in the purchase price, a $6.3 million increase to the assessed values of intangible assets, and the related deferred tax liability adjustments of $2.4 million.

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

The following table summarizes the fair value of identifiable intangible assets acquired (amounts in thousands):

	Weighted Average Useful Lives (in years)	Fair Value
Developed technology	13	$170,200
Customer relationships	5	4,690
Trade name	2	1,600
Total intangible assets acquired, excluding goodwill		$176,490

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

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net revenues	$346,094	$279,594	$677,088	$550,661
Net income	$35,877	$12,597	$4,659	$27,475
Net income per share-basic	$0.29	$0.10	$0.04	$0.22
Net income per share-diluted	$0.26	$0.09	$0.03	$0.21

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

Prior Year Acquisitions

On September 19, 2012, the Company announced the acquisition of BlueGnome Ltd., a provider of cytogenetics and in vitro fertilization screening products. Total consideration for the acquisition was $95.5 million, which included $88.0 million in initial cash payments and $7.5 million in fair value of contingent cash consideration of up to $20.0 million based on the achievement of certain revenue based milestones by December 28, 2014.

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

On January 10, 2011, the Company acquired Epicentre Technologies Corporation, a provider of nucleic acid sample preparation reagents and specialty enzymes used in sequencing and microarray applications. Total consideration for the acquisition was $71.4 million, which included $59.4 million in net cash payments made at closing, $4.6 million in the fair value of contingent consideration settled in stock that is subject to forfeiture if certain non-revenue based milestones are not met, and $7.4 million in the fair value of contingent cash consideration of up to $15.0 million based on the achievement of certain revenue based milestones by January 10, 2013.

The Company estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. Approximately 0.2 million shares of common stock were issued to Epicentre shareholders in connection with the acquisition, which shares are subject to forfeiture if certain non-revenue-based milestones are not met. One third of these shares issued with an assessed fair value of $4.6 million were determined to be part of the purchase price. The remaining shares with an assessed fair value of $10.1 million were determined to be compensation for post-acquisition service, the cost of which was recognized as contingent compensation expense over a period of two years in research and development expense or selling, general and administrative expense.

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

Summary of Contingent Compensation Expenses

Contingent compensation expense recorded as a result of all acquisitions consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Contingent compensation, included in research and development expense	$(163)	$732	$326	$1,464
Contingent compensation, included in selling, general and administrative expense	2,425	(516)	5,354	1,844
Total contingent compensation expense	$2,262	$216	$5,680	$3,308

4. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 30, 2012 (in thousands):

	June 30, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$594,536	$—	$—	$594,536	$252,126	$—	$—	$252,126
Debt securities in government-sponsored entities	—	56,824	—	56,824	—	314,873	—	314,873
Corporate debt securities	—	258,923	—	258,923	—	472,861	—	472,861
U.S. Treasury securities	30,105	—	—	30,105	128,489	—	—	128,489
Deferred compensation plan assets	—	15,926	—	15,926	—	13,626	—	13,626
Total assets measured at fair value	$624,641	$331,673	$—	$956,314	$380,615	$801,360	$—	$1,181,975
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$60,102	$60,102	$—	$—	$12,519	$12,519
Deferred compensation liability	—	13,834	—	13,834	—	12,071	—	12,071
Total liabilities measured at fair value	$—	$13,834	$60,102	$73,936	$—	$12,071	$12,519	$24,590

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in the fair value of the contingent considerations during the three and six months ended June 30, 2013 were due to changes in the estimated payments and a shorter discounting period.

Changes in estimated fair value of contingent consideration liabilities during the six months ended June 30, 2013 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 30, 2012	$12,519
Additional liability recorded as a result of current period acquisitions	57,284
Change in estimated fair value, recorded in acquisition related (gain) expense, net	(5,262)
Cash settlements	(4,439)
Balance as of June 30, 2013	$60,102

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes. During the three and six months ended June 30, 2013 and July 1, 2012, the 2016 Notes were not convertible and therefore not included in the calculation of weighted average shares outstanding. If the 2016 Notes were converted as of June 30, 2013, the if-converted value would not exceed the principal amount.

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

The Company entered into hedge transactions concurrently with the issuance of the 2014 Notes under which the Company is entitled to purchase up to approximately 18.3 million shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. The convertible note hedge transactions had the effect of reducing dilution to the Company’s stockholders upon conversion of the 2014 Notes. Also concurrently with the issuance of the 2014 Notes, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to approximately 18.3 million shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The proceeds from these warrants partially offset the cost to the Company of the convertible note hedge transactions.

The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, September 30, 2013. In all cases of conversions of the 2014 Notes, the principal amount converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion. As of June 30, 2013, there remained in place the balance of the convertible note hedge transactions with respect to approximately $31.1 million principal amount of the 2014 Notes, which are convertible for up to approximately 1.4 million shares of the Company’s common stock. The warrants were not affected by the early conversions of the 2014 Notes and, as a result, warrants covering up to approximately 18.3 million shares of common stock remained outstanding as of June 30, 2013. If the remaining 2014 Notes were converted as of June 30, 2013, the if-converted value would exceed the principal amount by $73.7 million.

As a result of conversions during the three months ended June 30, 2013, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology utilized for the issuance date valuation.

The following table summarizes information about the conversions of the 2014 Notes during the three months ended June 30, 2013 (in thousands, except percentages):

Cash paid for principal of notes converted	$9,000
Conversion value over principal amount paid in shares of common stock	$16,982
Number of shares of common stock issued upon conversion	265
Loss on extinguishment of debt	$511
Effective interest rates used to measure fair value of converted notes upon conversion	0.7% - 0.8%

The following table summarizes information about the equity and liability components of the 2014 Notes and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	June 30, 2013		December 30, 2012
	2016 Notes	2014 Notes	2016 Notes	2014 Notes
Principal amount of convertible notes outstanding	$920,000	$31,125	$920,000	$40,125
Unamortized discount of liability component	(97,831)	(1,394)	(114,594)	(3,158)
Net carrying amount of liability component	822,169	29,731	805,406	36,967
Less: current portion	—	(29,731)	—	(36,967)
Long-term debt	$822,169	$—	$805,406	$—
Conversion option subject to cash settlement	—	$1,394	—	$3,158
Carrying value of equity component, net of debt issuance cost	$155,366	$118,364	$155,366	$116,600
Fair value of outstanding notes (Level 2 measurement)	$1,003,122	$108,122	$892,446	$101,470
Remaining amortization period of discount on the liability component	2.7 years	0.6 years	3.2 years	1.1 years

Contractual coupon interest expense and accretion of discount on the liability component recorded for the convertible senior notes during the three and six months ended June 30, 2013 and July 1, 2012, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Contractual coupon interest expense	$611	$637	$1,247	$1,197
Accretion of discount on the liability component	$9,023	$8,699	$18,032	$17,298

6. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of product revenue	$1,444	$1,844	$2,886	$3,656
Cost of service and other revenue	157	168	311	185
Research and development	8,954	7,687	16,960	15,114
Selling, general and administrative	13,897	14,348	28,514	28,121
Share-based compensation expense before taxes	24,452	24,047	48,671	47,076
Related income tax benefits	(7,499)	(8,135)	(15,064)	(15,959)
Share-based compensation expense, net of taxes	$16,953	$15,912	$33,607	$31,117

The assumptions used for the specified reporting periods and the resulting estimates of weighted average fair value per share of options granted and for stock purchase rights granted under the ESPP for the six months ended June 30, 2013 are as follows:

	Stock Options	Employee Stock Purchase Rights
Risk-free interest rate	0.14 - 1.86%	0.11 - 0.15%
Expected volatility	30 - 44%	31%
Expected term	0.8 - 9.4 years	0.5 - 1.0 year
Expected dividends	—	—
Weighted average fair value per share	$40.66	$13.11

As of June 30, 2013, approximately $188.4 million of unrecognized compensation cost related to stock options, restricted stock, performance stock, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.2 years.

7. Stockholders’ Equity

The Company's 2005 Stock and Incentive Plan (the 2005 Stock Plan), 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan), the Verinata Health, Inc. 2008 Stock Plan (the 2008 Verinata Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. During the three months ended June 30, 2013, the stockholders ratified an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock Plan by 5.0 million shares. As of June 30, 2013, approximately 7.8 million shares remained available for future grants under the 2005 Stock Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Stock Options

The Company’s stock option activity under all stock option plans during the six months ended June 30, 2013 is as follows:

	Options (in thousands)	Weighted Average Exercise Price per Share
Outstanding as of December 30, 2012	8,351	$32.10
Granted	512	14.74
Exercised	(1,413)	26.23
Cancelled	(113)	47.79
Outstanding as of June 30, 2013	7,337	$31.78

At June 30, 2013, outstanding options to purchase approximately 5.9 million shares were exercisable with a weighted average exercise price per share of $30.41. Grant activity during the current year includes the conversion of options to purchase Verinata common stock into options to purchase Illumina’s common stock in connection with the acquisition of Verinata.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2013 is as follows:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 30, 2012	4,125	$46.43
Awarded	575	54.86
Vested	(549)	47.81
Cancelled	(183)	48.41
Outstanding as of June 30, 2013	3,968	$47.37

Performance Stock Units

The Company issues performance stock units for which the number of shares issuable will range from 50% and 150% of the shares approved in the award, based on the Company’s performance relative to specified earnings per share targets at the end of a three-year performance period. A summary of the Company’s performance stock unit activity and related information for the six months ended June 30, 2013 is as follows:

	Performance Stock (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 30, 2012	587	$49.64
Awarded	471	50.67
Cancelled	(70)	50.42
Outstanding as of June 30, 2013	988	$50.08

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended June 30, 2013, approximately 0.2 million shares were issued under the ESPP. As of June 30, 2013, there were approximately 15.2 million shares available for issuance under the ESPP.

Warrants

As of June 30, 2013, warrants exercisable, on a cashless basis, for up to approximately 18.3 million shares of common stock were outstanding with an exercise price of $31.435. These warrants were sold to counterparties to the Company’s convertible note hedge transactions in connection with the offering of the 2014 Notes, with the proceeds of such warrants used by the Company to partially offset the cost of such hedging transactions. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

On July 18, 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash.

Share Repurchases

On April 18, 2012, the Company’s Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. During the three and six months ended June 30, 2013, the Company repurchased approximately 0.4 million and 0.9 million shares for $25.0 million and $50.0 million, respectively.

Stockholder Rights Plan

On January 25, 2012, the Company's Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of the Company's common stock. During the six months ended June 30, 2013, the expiration date was amended to be March 27, 2013 and the Rights expired accordingly.

8. Income Taxes

The Company’s effective tax rate may vary from the U.S. statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and six months ended June 30, 2013 were 27.3% and (639.2)%, respectively. For the three and six months ended June 30, 2013, the variance from the U.S. federal statutory rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item and is nondeductible for tax purposes until paid. The retroactive reinstatement of the 2012 federal research and development credit as part of the American Taxpayer Relief Act of 2012 that was enacted on January 2, 2013 increased the benefit from income taxes in Q1 2013 by approximately $2.0 million.

In the second quarter of 2013 the Internal Revenue Service began an audit of the Company’s corporate income tax return filed for fiscal year 2011. At this time the audit is in the initial information gathering stage.

9. Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigations or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. In November and December 2012, the Company filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the court granted the Company’s motion for summary judgment on Syntrix's trade secret claims, and dismissed those claims from the case. The court denied Syntrix's motion for summary judgment on validity, and denied the Company’s motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina's BeadChip kits infringe the Syntrix patent. During trial, the court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a final amended judgment for $115.1M, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on September 16, 2019.

The Company believes strongly that it did not infringe the Syntrix patent and that the patent is invalid. The Company, therefore, disagrees with the jury verdict and contends that the verdict is not supported by the law or facts. Accordingly, the Company filed on July 17, 2013, its post-trial motion asking the District Court to vacate the amended judgment and to enter judgment in the Company's favor or, alternatively, grant a new trial. In addition, if the Company’s post-trial motion is unsuccessful, the Company plans to file an appeal to the Court of Appeals for the Federal Circuit challenging the adverse verdict.

As a result of the amended judgment, the Company has recorded a legal contingency accrual of $122.7 million as of June 30, 2013, which includes the damages and prejudgment interest awarded to Syntrix, estimated additional damages through June 30, 2013, and an estimate of interest accrued on the damages subsequent to June 19, 2013. This resulted in legal contingency charges of $15.8 million recorded in the three months ended June 30, 2013, $8.7 million of which was related to damages through the jury verdict date, and was recorded within operating expenses as a separate line item. The remainder was related to the royalty amount subsequent to the verdict date, and was recorded to cost of sales. For the six months ended June 30, 2013, such charges totaled $122.7 million, $114.6 million of which was recorded within operating expenses, and the remainder was recorded to cost of sales. In addition, the Company will continue to accrue ongoing royalties on future sales at the royalty rate stated in the Amended Judgment. The Company may be required to secure the amount of the judgment during the appeals process.

10. Subsequent Event

On July 1, 2013, the Company acquired Advanced Liquid Logic Inc., a leading provider of liquid handling solutions, for up to $96.0 million in cash.

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

About Illumina

We are a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. Using our proprietary technologies, we provide a comprehensive line of genetic analysis solutions, with products and services that address a broad range of highly interconnected markets, including sequencing, genotyping, gene expression, and genomic-based diagnostics. Our customers include leading genomic research centers, academic institutions, government laboratories, clinical research organizations, and in vitro fertilization clinics, as well as pharmaceutical, biotechnology, agrigenomics, and consumer genomics companies.

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

In 2012 and early 2013, we took steps to support our goal of becoming a leader in the reproductive health market by acquiring Verinata Health, Inc. in February 2013 and BlueGnome Ltd. in September 2012. With the Verinata acquisition, we further strengthened our reproductive health product portfolio by gaining access to Verinata’s verifi® non-invasive prenatal test (NIPT), as well as what we believe to be the most comprehensive intellectual property portfolio in the NIPT industry. BlueGnome is a leading provider of solutions for the screening of genetic abnormalities associated with developmental delay, cancer, and infertility, and BlueGnome’s offerings enhance our ability to establish integrated solutions in reproductive health and cancer. To further enhance our genetic analysis workflows, in 2011 we acquired Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications.

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

Funding Environment

While many of our customers receive funding from government agencies to purchase our products or services, we are lessening our dependency on government funding. In Q2 2013, approximately 40% of our total revenue came from applied market customers including customers in the clinical, consumer, translational, and agriculture segments who are not reliant on government agencies for funding, and it is our strategy to diversify our customer base to increase further the portion of our revenue from applied market customers over time. We estimate that less than 30% of our total revenue is derived, directly or indirectly, from funding provided by the U.S. National Institute of Health (NIH). NIH funding from October 1, 2012 to March 31, 2013 was subject to a continuing resolution while funding for the second half of the 2013 U.S. fiscal year is subject to sequester provisions of the Budget Control Act of 2011, which includes a 5% reduction to the NIH budget. The 2014 NIH budget is currently under discussion. We believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. Our sequencing instrument installed base continued to expand in Q2 2013. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

Our sequencing instrument portfolio primarily includes the HiSeq and MiSeq product families. We began full commercial shipments of our HiSeq 2500 sequencing system in the fourth quarter of 2012. The HiSeq 2500 allows customers to sequence an entire human genome in approximately a day. Our MiSeq sequencing system is a low-cost personal sequencing system that provides individual researchers a desktop-sized platform with rapid turnaround time, high accuracy, and streamlined workflow. We believe our MiSeq systems will continue to be a competitive offering in the lower throughput sequencing market and help us expand our presence in this emerging market segment.

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

Financial Overview

Financial highlights for the first half of 2013 include the following:

•
Net revenue increased by 22.3% during the first half of 2013 compared to the same period in 2012. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services. We believe our revenue will continue to grow in 2013.

•
Gross profit as a percentage of revenue (gross margin) was 65.4% for the first half of 2013, a decrease from 67.6% for the same period in the prior year. Gross margin decreased in the first half of 2013 due in large part to higher amortization of acquired intangible assets and legal contingencies associated with the Syntrix litigation matter. See note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our pricing power, sales mix changes among consumable, instrument, and services, product mix changes between established products and new products in new markets, our cost structure for manufacturing operations, royalties, and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations in the first half of 2013 was $14.9 million compared to $92.6 million during the same period in 2012. This was a result of higher operating expenses offsetting the increase in gross profit. During the current period, we recorded a $115.4 million legal contingency expense in operating expenses associated primarily with the Syntrix patent litigation matter. Additionally, our research and development expenses and selling, general and administrative expenses increased by $9.0 million and $37.3 million, respectively, from the same period in the prior year as we continue to invest in the growth of our business. We expect operating expenses to continue to grow.

•
Our effective tax rate was negative for the first half of 2013, which was primarily attributable to the tax treatment of the Syntrix legal contingency charges, which was recorded as a discrete item and is nondeductible for tax purposes until paid. Our future effective tax rate may vary from the U.S. statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. For the remainder of 2013 and beyond, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory rate as the portion of our earnings subject to lower statutory tax rates increases.

In the second quarter of 2013 the Internal Revenue Service began an audit of the corporate income tax return filed for fiscal year 2011. At this time the audit is in the initial information gathering stage.

•	We ended Q2 2013 with cash, cash equivalents, and short-term investments totaling $1.13 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q2 2013	Q2 2012	YTD 2013	YTD 2012
Revenue:
Product revenue	90.6%	92.2%	90.0%	93.0%
Service and other revenue	9.4	7.8	10.0	7.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	28.4	26.7	27.8	28.0
Cost of service and other revenue	4.6	3.4	4.6	3.3
Amortization of acquired intangible assets	2.4	1.1	2.2	1.1
Total cost of revenue	35.4	31.2	34.6	32.4
Gross profit	64.6	68.8	65.4	67.6
Operating expense:
Research and development	19.5	25.4	19.1	21.7
Selling, general and administrative	25.6	24.4	25.7	24.7
Legal contingencies	2.7	—	17.0	—
Acquisition related (gain) expense, net	(1.7)	0.4	(0.3)	0.5
Unsolicited tender offer related expense	1.4	2.4	1.8	2.7
Headquarter relocation expense	(0.4)	0.7	(0.1)	0.7
Restructuring charges	—	0.2	—	0.6
Total operating expense	47.1	53.5	63.2	50.9
Income from operations	17.5	15.3	2.2	16.7
Other income (expense):
Interest income	0.2	0.5	0.4	0.7
Interest expense	(2.9)	(3.4)	(2.9)	(3.4)
Cost-method investment gain	—	—	0.9	—
Other expense, net	(0.4)	—	(0.3)	(0.4)
Total other expense, net	(3.1)	(2.9)	(1.9)	(3.1)
Income before income taxes	14.4	12.4	0.3	13.6
Provision for (benefit from) income taxes	4.0	4.1	(1.7)	4.6
Net income	10.4%	8.3%	2.0%	9.0%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended June 30, 2013 and July 1, 2012 were both 13 and 26 weeks, respectively.
Revenue

(Dollars in thousands)	Q2 2013	Q2 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Product revenue	$313,497	$258,839	$54,658	21%	$609,667	$514,475	$95,192	19%
Service and other revenue	32,597	21,768	10,829	50	67,385	38,902	28,483	73
Total revenue	$346,094	$280,607	$65,487	23%	$677,052	$553,377	$123,675	22%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of instrument service contract revenue as well as sequencing and genotyping service revenue.

QTD 2013 vs. QTD 2012

Consumables revenue increased $31.7 million, or 17%, to $215.4 million in Q2 2013 compared to $183.7 million in the prior year period. The increase was primarily attributable to increased sales of sequencing consumables, driven by the growth in the installed base for both HiSeq and MiSeq systems.

Instrument revenue increased $22.6 million, or 31%, to $94.8 million in Q2 2013 compared to $72.2 million in the prior year period, driven primarily by an increase in HiSeq shipments.

The increase in service and other revenue in Q2 2013 compared to the prior year period was driven by an increase in both sequencing service revenue, as a result of an increased volume in sequencing services, and instrument service contract revenue as a result of our growing installed base.

YTD 2013 vs. YTD 2012

Consumables revenue increased $63.7 million, or 18%, to $420.3 million in first half of 2013 compared to $356.6 million in the prior year period. The increase was primarily attributable to increased sales of sequencing consumables, driven by the growth in the installed base for both HiSeq and MiSeq systems.

Instrument revenue increased $31.1 million, or 20%, to $182.9 million in first half of 2013 compared to $151.8 million in the prior year period, driven primarily by an increase in HiSeq shipments.

The increase in service and other revenue in the first half of 2013 compared to the prior year period was driven by an increase in both sequencing service revenue, as a result of an increased volume in sequencing services, and instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q2 2013	Q2 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Gross profit	$223,409	$192,997	$30,412	16%	$442,701	$374,008	$68,693	18%
Gross margin	64.6%	68.8%			65.4%	67.6%

QTD 2013 vs. QTD 2012

Gross profit in Q2 2013 increased in comparison to the prior year period, primarily due to the increase in revenue. Gross margin decreased in Q2 2013 primarily due to an increase in amortization of acquired intangible assets and legal contingencies. In addition, the recent acquisitions and a lower percentage of consumable sales, to a lesser degree, also contributed to the decline in gross margins, while the impact was partially offset by higher margin realized on instrument sales and operational efficiencies.  Legal contingencies recorded in cost of sales during Q2 2013 represent royalties awarded to Syntrix on BeadChip sales subsequent to the verdict date. See details regarding the Syntrix matter in note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q. To a lesser degree, a shift in our sales mix from higher margin consumables to lower margin service and instrument revenues contributed to the decrease in gross margin during Q2 2013.

YTD 2013 vs. YTD 2012

Gross profit in the first half of 2013 increased in comparison to the prior year period, primarily due to the increase in revenue. Gross margin decreased in the first half of 2013 primarily due to an increase in amortization of acquired intangible assets and legal contingencies, partially offset by higher margin realized on instrument sales and operational efficiencies.   Legal contingencies recorded in cost of sales during the first half of 2013 represent royalties awarded to Syntrix on BeadChip sales subsequent to the verdict date. See details regarding the Syntrix matter as discussed in note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q.

Operating Expense

(Dollars in thousands)	Q2 2013	Q2 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Research and development	$67,608	$71,223	$(3,615)	(5)%	$129,058	$120,062	$8,996	7%
Selling, general and administrative	88,700	68,516	20,184	29	173,774	136,485	37,289	27
Legal contingencies	9,516	—	9,516	100	115,369	—	115,369	100
Acquisition related (gain) expense, net	(5,725)	1,080	(6,805)	(630)	(1,904)	2,817	(4,721)	(168)
Unsolicited tender offer related expense	4,811	6,694	(1,883)	(28)	12,295	14,786	(2,491)	(17)
Headquarter relocation	(1,507)	1,830	(3,337)	(182)	(750)	3,970	(4,720)	(119)
Restructuring	—	674	(674)	(100)	—	3,296	(3,296)	(100)
Total operating expense	$163,403	$150,017	$13,386	9%	$427,842	$281,416	$146,426	52%

QTD 2013 vs. QTD 2012

Research and development expense decreased by $3.6 million, or 5%, in Q2 2013 from the same period in 2012, primarily due to a $21.4 million impairment charge for in-process research and development recorded in the prior year, partially offset by higher expenses driven by increased headcount and consulting services as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased $20.2 million, or 29%, in Q2 2013 from the same period in the prior year. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company.

Recently completed acquisitions also contributed to the increases in research and development expense and selling, general and administrative expense.

During Q2 2013, we recorded $9.5 million in legal contingency charges within operating expenses primarily as a result of the Syntrix litigation matter, reflecting an adjustment in the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the jury verdict date. See additional discussions on this matter in note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q.

Acquisition related (gain) expense, net, in Q2 2013 and the same period in 2012 consisted of changes in fair value of contingent considerations.

During Q2 2013, we recorded $4.8 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory related expenses decreased from the prior year period as the advisory service arrangements near completion.

We completed the relocation of our headquarters in 2012. During Q2 2013, we recorded a gain in the headquarter relocation line item to reflect a reduction in accrued facility exit obligation as a result of entering into subleases for sections of our former headquarters at a more favorable rate than previously estimated. This gain was partially offset by accretion of interest expense related to the facility exit obligation recorded upon vacating our former headquarters. Headquarter relocation charges recorded in Q2 2012 consisted of the accretion expense related to the facility exit obligation, double rent expense during the transition to our new facility, and moving expenses.

YTD 2013 vs. YTD 2012

Research and development expense increased by $9.0 million, or 7%, in the first half of 2013 from the same period in 2012, primarily due to increased headcount and consulting services as we continue to increase our investment in the development of new products as well as enhancements to existing products, partially offset by a $21.4 million impairment charge for in-process research and development recorded in the prior year.

Selling, general and administrative expense increased $37.3 million, or 27%, in the first half of 2013 from the same period in 2012. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company.

Recently completed acquisitions also contributed to the increases in research and development expense and selling, general and administrative expense.

During the first half of 2013, we recorded $115.4 million in legal contingency charges within operating expenses primarily related to the Syntrix litigation matter. The amount recorded in operating expenses included the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the jury verdict date. See additional discussions on this matter in note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q.

Acquisition related (gain) expense, net, in the first half of 2013 consisted of acquisition transaction costs of $3.4 million and changes in fair value of contingent considerations. Acquisition related (gain) expense, net in the prior year period consisted of changes in fair value of contingent considerations.

During first half of 2013, we recorded $12.3 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory related expenses decreased from the prior year period as the advisory service arrangements near completion.

We completed the relocation of our headquarters in 2012. During Q2 2013, we recorded a gain in the headquarter relocation line item to reflect a reduction in accrued facility exit obligation as a result of entering into subleases for sections of our former headquarters at a more favorable rate than previously estimated. This gain was partially offset by accretion of interest expense related to the facility exit obligation recorded upon vacating our former headquarters. Headquarter relocation expense recorded in the same period in 2012 consisted of the accretion expense related to the facility exit obligation, double rent expense during the transition to our new facility, and moving expenses.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded restructuring charges of $3.3 million during the first half of 2012, comprised primarily of severance pay and other employee separation costs.

Other Expense, Net

(Dollars in thousands)	Q2 2013	Q2 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Interest income	$722	$1,385	$(663)	(48)%	$2,655	$3,911	$(1,256)	(32)%
Interest expense	(10,045)	(9,508)	(537)	6	(19,792)	(18,710)	(1,082)	6
Other expense, net	(1,323)	(70)	(1,253)	1,790	(2,037)	(2,733)	696	(25)
Cost-method investment related gain	—	—	—	—	6,113	—	6,113	100
Total other expense, net	$(10,646)	$(8,193)	$(2,453)	30%	$(13,061)	$(17,532)	$4,471	(26)%

QTD 2013 vs. QTD 2012

Interest income primarily consists of realized gains from our investment portfolio. Interest income decreased in Q2 2013 from the same period in 2012 as a result of a decrease in our investment portfolio balance as well as a decline in average market interest rates during the quarter. Interest expense in Q2 2013 remained relatively consistent as compared to the same period in 2012 and consisted primarily of accretion of discount on our convertible senior notes.

Other expense, net, in Q2 2013 and Q2 2012 primarily consisted of net foreign exchange losses and losses on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014.

YTD 2013 vs. YTD 2012

Interest income primarily consists of realized gains from our investment portfolio. Interest income decreased in the first half of 2013 from the same period in 2012 as a result of a decrease in our investment portfolio balance as well as a decline in average market interest rates during the period. Interest expense in the first half of 2013 remained relatively consistent as compared to the same period in 2012 and consisted primarily of accretion of discount on our convertible senior notes.

Other expense, net, in the first half of 2013 and the same period in 2012 primarily consisted of net foreign exchange losses and losses on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014.

During the first half of 2013, we recognized a $6.1 million gain as a result of the sale of a cost-method investment.

Provision for (Benefit from) Income Taxes

(Dollars in thousands)	Q2 2013	Q2 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Income before income taxes	$49,360	$34,787	$14,573	42%	$1,798	$75,060	$(73,262)	(98)%
Provision for (benefit from) income taxes	$13,483	$11,386	2,097	18%	$(11,492)	$25,457	$(36,949)	(145)%
Effective tax rate	27.3%	32.7%			(639.2)%	33.9%

QTD 2013 vs. QTD 2012

Our effective tax rate was 27.3% for Q2 2013. The variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item and is nondeductible for tax purposes until paid. Our future effective tax rate may vary from the U.S. statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. The effective tax rate was 32.7% for Q2 2012, and the variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the $21.4 million impairment charge for IPR&D, which was recorded as a discrete item in the quarter.

YTD 2013 vs. YTD 2012

Our effective tax rate was negative for the first half of 2013, which was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item and is nondeductible for tax purposes until paid. The effective tax rate was 33.9% for the same period in 2012, and the variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the $21.4 million impairment charge for IPR&D, which was recorded as a discrete item in Q2 2012.

The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, included the retroactive reinstatement of the federal research and development credit, from January 1, 2012 through December 31, 2013. Our provision for income taxes for the year ended December 30, 2012 did not include the impact of the federal research credit generated in 2012 since the law was enacted subsequent to our 2012 reporting period. Instead, the retroactive reinstatement of the federal research credit generated in 2012 increased our benefit from income taxes for the first half of 2013 by approximately $2.0 million.

Liquidity and Capital Resources

At June 30, 2013, we had approximately $783.6 million in cash and cash equivalents, a $349.6 million increase from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at June 30, 2013 were approximately $367.0 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of June 30, 2013, we had $345.9 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

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

In Q1 2013, we acquired Verinata for $396.3 million, including $339.3 million in cash payments and $56.2 million in fair value of contingent cash consideration.

Our Board of Directors has authorized several common stock repurchase programs. In first half of 2013, we used $50.0 million to repurchase our outstanding shares under these programs. As of June 30, 2013, we had authorization from our Board of Directors to repurchase up to an additional $117.5 million of our common stock. On July 18, 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months, including the potential requirement to secure the damages awarded to Syntrix and the acquisition of Advanced Liquid Logic, Inc., as noted in footnotes “9. Legal Proceedings” and “10. Subsequent Event” in Part I, Item 1 of this form 10-Q. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash flow summary

(In thousands)	YTD 2013	YTD 2012
Net cash provided by operating activities	$176,446	$161,769
Net cash provided by (used in) investing activities	182,456	(151,518)
Net cash (used in) provided by financing activities	(7,222)	3,352
Effect of exchange rate changes on cash and cash equivalents	(2,050)	(169)
Net increase in cash and cash equivalents	$349,630	$13,434

Operating Activities

Cash provided by operating activities in first half of 2013 consisted of net income of $13.3 million plus net adjustments of $60.4 million in addition to net changes in operating assets and liabilities of $102.7 million. The primary non-cash expenses added back to net loss included share-based compensation of $48.7 million, depreciation and amortization expenses related to property and equipment and intangible assets of $43.9 million, and the accretion of the debt discount of $18.0 million. These non-cash add-backs were partially offset by deferred income taxes of $28.8 million and $14.8 million in incremental tax benefit related to share-based compensation. The main driver in the change in net operating assets was an increase in accrued legal contingencies due to a patent litigation.

Cash provided by operating activities in first half of 2012 consisted of net income of $49.6 million plus net adjustments of $86.4 million offset by net changes in operating assets and liabilities of $25.8 million. The primary non-cash expenses added back to net income included share based compensation of $47.1 million, depreciation and amortization expenses related to property and equipment and intangible assets of $30.4 million, and accretion of the debt discount on our convertible notes totaling $17.3 million. These non-cash add-backs were partially offset by the $11.2 million incremental tax benefit related to share-based compensation.

Investing Activities

Cash used in investing activities totaled $182.5 million for first half of 2013. We purchased $157.5 million of available-for-sale securities and $715.4 million of our available-for-sale securities matured or were sold during the period. We used $2.8 million for purchases of intangible assets. We also paid net cash of $345.2 million for acquisitions, and invested $33.0 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $151.5 million for first half of 2012. During the period, we purchased $562.2 million of available-for-sale securities, and $459.8 million of our available-for-sale securities matured or were sold. We used $34.0 million for capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Cash used in financing activities totaled $7.2 million for first half of 2013. We received $41.1 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan and used $50.0 million to repurchase our common stock. In addition, we received $14.8 million in incremental tax benefit related to share-based compensation.

Cash provided by financing activities totaled $3.4 million for first half of 2012. We received $28.0 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sales of shares under our employee stock purchase plan. In addition, we received $11.2 million in incremental tax benefit related to share-based compensation.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During first half of 2013, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during first half of 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no substantial changes to our market risks in the six months ended June 30, 2013, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

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

During Q2 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q2 2013 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, we are currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigations or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against us in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that we willfully infringed U.S. Patent No. 6,951,682 by selling our BeadChip array products, and that we misappropriated Syntrix’s trade secrets. In November and December 2012, we filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix's trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the court granted our motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The court denied Syntrix’s motion for summary judgment on validity, and denied our motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina's BeadChip kits infringe the Syntrix patent. During trial, the court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a final amended judgment for $115.1M, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on Sept. 16, 2019.

We believe strongly that we did not infringe the Syntrix patent and that the patent is invalid. Therefore, we disagree with the jury verdict and contend that the verdict is not supported by the law or facts. Accordingly, we filed on July 17, 2013, our post-trial motion asking the District Court to vacate the amended judgment and to enter judgment in our favor or, alternatively, grant a new trial. In addition, if our post-trial motion is unsuccessful, we plan to file an appeal to the Court of Appeals for the Federal Circuit challenging the adverse verdict.

As a result of the amended judgment, we have recorded a legal contingency accrual of $122.7 million as of June 30, 2013, which includes the damages and prejudgment interest awarded to Syntrix, estimated additional damages through June 30, 2013, and an estimate of interest accrued on the damages subsequent to June 19, 2013. This resulted in legal contingency charges of $15.8 million recorded in Q2 2013, $8.7 million of which was related to damages through the jury verdict date, and was recorded within operating expenses as a separate line item. The remainder was related to the royalty amount subsequent to the verdict date, and was recorded to cost of sales. For the six months ended June 30, 2013, such charges totaled $122.7 million, $114.6 million of which was recorded within operating expenses, and the remainder was recorded to cost of sales. In addition, we will continue to accrue ongoing royalties on future sales at the royalty rate stated in the Amended Judgment. We may be required to secure the amount of the judgment during the appeals process.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended June 30, 2013.

Issuer Purchases of Equity Securities

On April 18, 2012, the Company’s Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. The following table summarizes shares repurchased pursuant to these programs during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2013 - April 28, 2013	179,358	$55.75	179,358	$132,519,395
April 29, 2013 - May 26, 2013	146,452	68.28	146,452	122,519,420
May 27, 2013 - June 30, 2013	71,216	70.21	71,216	117,519,465
Total	397,026	$62.97	397,026	$117,519,465
____________

(1)	All shares purchased during the three months ended June 30, 2013 were made in open-market transactions.

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

Illumina, Inc. (registrant)

Date:	July 29, 2013	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer