Form 10-Q
period 2013-09-29
ILLUMINA INC
filed 2013-11-06
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of October 9, 2013, there were 126,396,050 shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2013	December 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$691,836	$433,981
Short-term investments	336,155	916,223
Accounts receivable, net	235,437	214,975
Inventory	159,866	158,718
Deferred tax assets, current portion	85,475	30,451
Prepaid expenses and other current assets	28,877	32,700
Total current assets	1,537,646	1,787,048
Property and equipment, net	193,649	166,167
Goodwill	667,192	369,327
Intangible assets, net	297,911	130,196
Deferred tax assets, long-term portion	43,296	40,183
Other assets	78,002	73,164
Total assets	$2,817,696	$2,566,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,126	$65,727
Accrued liabilities	199,977	201,877
Accrued legal contingencies	127,012	—
Long-term debt, current portion	28,810	36,967
Total current liabilities	418,925	304,571
Long-term debt	830,690	805,406
Other long-term liabilities	192,807	134,369
Conversion option subject to cash settlement	810	3,158
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,739	1,703
Additional paid-in capital	2,484,457	2,419,831
Accumulated other comprehensive income	1,368	2,123
Retained earnings	127,187	82,547
Treasury stock, at cost	(1,240,287)	(1,187,623)
Total stockholders’ equity	1,374,464	1,318,581
Total liabilities and stockholders’ equity	$2,817,696	$2,566,085
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue:
Product revenue	$318,603	$262,418	$928,270	$776,893
Service and other revenue	38,197	23,456	105,582	62,358
Total revenue	356,800	285,874	1,033,852	839,251
Cost of revenue:
Cost of product revenue	119,954	75,873	308,082	230,935
Cost of service and other revenue	17,643	10,540	48,732	28,761
Amortization of acquired intangible assets	9,263	3,588	24,397	9,674
Total cost of revenue	146,860	90,001	381,211	269,370
Gross profit	209,940	195,873	652,641	569,881
Operating expense:
Research and development	70,957	54,056	200,015	174,118
Selling, general and administrative	95,617	69,791	269,391	206,276
Acquisition related (gain) expense, net	(3,942)	(357)	(5,846)	2,460
Unsolicited tender offer related expense	1,326	3,956	13,621	18,742
Headquarter relocation	518	19,475	(232)	23,445
Legal contingencies	—	—	115,369	—
Restructuring	—	138	—	3,434
Total operating expense	164,476	147,059	592,318	428,475
Income from operations	45,464	48,814	60,323	141,406
Other income (expense):
Interest income	1,267	3,459	3,922	7,370
Interest expense	(9,954)	(9,483)	(29,746)	(28,193)
Cost-method investment related gain	—	—	6,113	—
Other income (expense), net	370	855	(1,667)	(1,878)
Total other expense, net	(8,317)	(5,169)	(21,378)	(22,701)
Income before income taxes	37,147	43,645	38,945	118,705
Provision for (benefit from) for income taxes	5,790	13,897	(5,702)	39,354
Net income	$31,357	$29,748	$44,647	$79,351
Net income per basic share	$0.25	$0.24	$0.36	$0.65
Net income per diluted share	$0.22	$0.22	$0.32	$0.60
Shares used in calculating basic net income per share	125,465	122,930	124,532	122,929
Shares used in calculating diluted net income per share	140,601	132,507	138,630	133,126
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$31,357	$29,748	$44,647	$79,351
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	205	244	(755)	330
Total comprehensive income	$31,562	$29,992	$43,892	$79,681
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$44,647	$79,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37,081	35,564
Amortization of intangible assets	33,677	11,136
Share-based compensation expense	76,080	70,148
Accretion of debt discount	27,095	26,100
Contingent compensation expense	4,109	4,049
Incremental tax benefit related to share-based compensation	(27,225)	(12,463)
Deferred income taxes	(58,643)	(36,439)
Change in fair value of contingent consideration	(11,031)	1,713
Impairments	25,214	21,438
Change in facility exit obligation	(232)	19,484
Cost-method investment related gain	(6,113)	—
Other	2,531	2,882
Changes in operating assets and liabilities:
Accounts receivable	(12,504)	(37,045)
Inventory	(398)	(13,460)
Prepaid expenses and other current assets	(1,390)	(1,402)
Other assets	(3,427)	(2,717)
Accounts payable	(10,876)	18,434
Accrued liabilities	11,932	27,331
Accrued legal contingencies	127,012	—
Other long-term liabilities	2,043	(1,107)
Net cash provided by operating activities	259,582	212,997
Cash flows from investing activities:
Purchases of available-for-sale securities	(178,512)	(802,353)
Sales of available-for-sale securities	622,699	666,579
Maturities of available-for-sale securities	123,231	128,346
Net cash paid for acquisitions	(437,478)	(83,156)
Purchases of strategic investments	(4,030)	(15,030)
Proceeds from sale of strategic investment	10,001	—
Purchases of property and equipment	(51,905)	(51,680)
Cash paid for intangible assets	(2,845)	(11,329)
Net cash provided by (used in) investing activities	81,161	(168,623)
Cash flows from financing activities:
Payments on long-term financing obligations	(10,721)	—
Payments on acquisition related contingent consideration liability	(3,985)	(3,374)
Incremental tax benefit related to share-based compensation	27,225	12,463
Common stock repurchases	(50,020)	(52,509)
Payments on retirement of warrants	(125,000)	—
Proceeds from issuance of common stock	80,226	38,707
Net cash used in financing activities	(82,275)	(4,713)
Effect of exchange rate changes on cash and cash equivalents	(613)	450
Net increase in cash and cash equivalents	257,855	40,111
Cash and cash equivalents at beginning of period	433,981	302,978
Cash and cash equivalents at end of period	$691,836	$343,089
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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended September 29, 2013 and September 30, 2012 were both 13 and 39 weeks, respectively.

Revenue Recognition

The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instrumentation and consumables used in genetic analysis. Service and other revenue primarily consists of revenue received for performing genotyping and sequencing services, instrument service contract sales, and amounts earned under government grants, which are recognized in the period during which the related costs are incurred.

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

In order to assess whether the price is fixed or determinable, the Company evaluates whether refund rights exist. If there are refund rights or payment terms based on future performance, the Company defers revenue recognition until the price becomes fixed or determinable. The Company assesses collectibility based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until receipt of payment.

The Company regularly enters into contracts where revenue is derived from multiple deliverables including products or services. These products or services are generally delivered within a short time frame, approximately three to six months, after the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the nine months ended September 29, 2013 was due to goodwill recorded in connection with acquisitions. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2013, noting no impairment.

The Company’s identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, customer relationships, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

The Company regularly performs reviews to determine if an event has occurred that may indicate its intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, the Company performs an impairment test to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, and significant changes in the ability of a particular asset to generate positive cash flows, the Company’s strategic business objectives, and the pattern of utilization of a particular asset.

During the three months ended September 29, 2013, the Company decided to discontinue its Eco and NuPCR product lines to better align its product portfolio with its core strategy. As a result, the Company recorded a total impairment charge of $25.2 million in cost of product revenue, $22.9 million of which related to identifiable intangible assets.

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

As of September 29, 2013, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of September 29, 2013 and December 30, 2012, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were approximately $49.8 million and $51.2 million, respectively.

Leases

Leases are reviewed and classified as capital or operating at inception. The Company records rent expense on a straight-line basis over the term of the lease, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued liabilities and other long-term liabilities. Landlord allowances are amortized on a straight-line basis over the lease term as a reduction to rent expense. The Company capitalizes leasehold improvements and amortizes the value over the shorter of the lease term or the expected useful lives.

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

During the nine months ended September 29, 2013, the Company entered into an agreement to sublease sections of its former headquarters. The sublease has an initial term of approximately ten years. Minimum lease payments during the initial term of the sublease are expected to be $30.5 million in total. In conjunction with the sublease, the Company issued a letter of credit in the amount of $8.0 million, which will decrease ratably to zero over the term of the sublease.

During the nine months ended September 29, 2013, the Company entered into an agreement to lease a facility in San Francisco, California for an initial term of approximately ten years. Minimum lease payments during the initial term are estimated to be $46.5 million in total.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Weighted average shares outstanding	125,465	122,930	124,532	122,929
Effect of dilutive potential common shares from:
Convertible senior notes	1,028	906	1,052	941
Equity awards	4,596	3,719	4,290	3,812
Warrants sold in connection with convertible senior notes	9,512	4,952	8,756	5,444
Weighted average shares used in calculation of diluted net income per share	140,601	132,507	138,630	133,126
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	317	2,727	1,305	2,871

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	September 29, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$71,355	$26	$(38)	$71,343	$314,638	$251	$(16)	$314,873
Corporate debt securities	234,587	327	(251)	234,663	471,989	1,059	(187)	472,861
U.S. Treasury securities	30,086	63	—	30,149	128,256	233	—	128,489
Total available-for-sale securities	$336,028	$416	$(289)	$336,155	$914,883	$1,543	$(203)	$916,223

As of September 29, 2013, the Company had 72 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than 12 months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or until the cost basis is recovered.

The following table shows the fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position as of September 29, 2013 and December 30, 2012, aggregated by investment category (in thousands):

	September 29, 2013		December 30, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$26,272	$(38)	$28,176	$(16)
Corporate debt securities	88,299	(251)	130,224	(187)
Total	$114,571	$(289)	$158,400	$(203)

Realized gains and losses are determined based on the specific identification method and are reported in interest income. Gross realized gains and losses on sales of available-for-sale securities were immaterial for all periods presented.

Contractual maturities of available-for-sale debt securities as of September 29, 2013 were as follows (in thousands):

Estimated Fair Value
Due within one year	$176,443
After one but within five years	159,712
Total	$336,155

Cost-Method Investments

As of September 29, 2013 and December 30, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $56.5 million and $56.3 million, respectively, which were included in other assets on the consolidated balance sheets. During the three months ended March 31, 2013, the Company sold a cost-method investment and recognized a $6.1 million gain. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the three and nine months ended September 29, 2013 or September 30, 2012. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Headquarter Facility Exit Obligation

Changes in the Company’s facility exit obligation related to its former headquarters lease during the nine months ended September 29, 2013 are as follows (in thousands):

Headquarter Facility Exit Obligation
Balance as of December 30, 2012	$45,352
Adjustment to facility exit obligation	(1,948)
Accretion of interest expense	1,716
Cash settlements	(7,974)
Balance as of September 29, 2013	$37,146

Facility exit obligation liability recorded upon vacating the Company’s former headquarters was adjusted for updates to assumptions based on terms of the facility sublease agreements entered during the nine months ended September 29, 2013.

Warranties

Changes in the Company’s reserve for product warranties during the nine months ended September 29, 2013 are as follows (in thousands):

Warranty Reserve
Balance as of December 30, 2012	$10,136
Additions charged to cost of revenue	13,929
Repairs and replacements	(12,748)
Balance as of September 29, 2013	$11,317

Inventory

Inventory consists of the following (in thousands):

	September 29, 2013	December 30, 2012
Raw materials	$59,714	$61,665
Work in process	74,146	75,675
Finished goods	26,006	21,378
Total inventory	$159,866	$158,718

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 29, 2013	December 30, 2012
Accrued compensation expenses	$68,273	$59,864
Deferred revenue, current portion	48,158	55,817
Accrued taxes payable	24,882	23,021
Customer deposits	14,676	13,765
Reserve for product warranties	11,317	10,136
Acquisition related contingent liability, current portion	6,426	9,490
Facility exit obligation, current portion	6,154	8,063
Accrued royalties	2,841	2,836
Unsettled short-term investment purchase	—	9,154
Other	17,250	9,731
Total accrued liabilities	$199,977	$201,877

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

The contractual price for the acquisition was $350.0 million, plus potential cash payments of up to $100.0 million based on the achievement of certain regulatory and revenue milestones. The aggregate purchase price was determined to be $396.3 million, including total cash payment of $339.3 million, $56.2 million in fair value of the contingent milestone payments, $0.3 million in fair value of converted stock options attributed to pre-combination services, and $0.5 million in loss realized on settlement of preexisting relationships. In connection with the transaction, the Company deposited into escrow $30.0 million of consideration otherwise payable to shareholders of Verinata. This amount is included in the aggregate consideration and will be held in escrow to cover indemnification claims under the acquisition agreement, if any, for a period of 1.5 years following the completion of the acquisition. During the nine months ended September 29, 2013, transaction costs of $3.2 million were expensed as incurred in acquisition related (gain) expense, net.

In conjunction with the acquisition, the Company assumed the Verinata Health, Inc. 2008 Stock Plan and converted, as of the acquisition date, the unvested stock options outstanding under the plan, all of which were in the money, into 0.4 million unvested stock options to purchase Illumina’s common stock, retaining the original vesting schedules. The fair value of all converted options was $18.9 million, $0.3 million of which was attributed to the pre-combination service period and was included in the calculation of purchase price. The remaining fair value will be recognized over the awards’ remaining vesting periods subsequent to the acquisition. The weighted-average acquisition-date fair value of the converted options was determined using the Black-Scholes option pricing model with the following assumptions: (i) market price of $48.36 per share, which was the closing price of Illumina’s common stock on the acquisition date; (ii) weighted average expected term of 2.3 years; (iii) weighted average risk-free interest rate of 0.32%; (iv) weighted average annualized volatility of 42%; and (v) no dividend yield. The weighted average acquisition-date fair value per share of the assumed stock options was $42.63.

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

As of September 29, 2013, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

Allocation of purchase price
Cash and cash equivalents	$9,151
Accounts receivable	2,801
Inventory	1,110
Prepaid expenses and other current assets	979
Property and equipment	12,239
Other assets	978
Intangible assets	176,490
Goodwill	220,884
Accounts payable	(2,539)
Accrued liabilities	(3,803)
Lease financing obligation	(9,695)
Deferred tax liability	(12,328)
Total purchase price	$396,267

The Company continues to obtain information to complete its valuation of assets and liabilities acquired from Verinata, including the valuation of certain deferred tax benefits during the measurement period. Subsequent to the preliminary allocation of purchase price, the Company recorded a net reduction to goodwill of $8.2 million, which primarily related to a $4.9 million decrease in the assessed fair value of the contingent milestone payments which was included in the purchase price, a $6.3 million increase to the assessed values of intangible assets, and the deferred tax liability adjustments of $1.8 million.

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

The fair value of the developed technology and trade name was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. The fair value of the customer relationships was developed using a cost approach by estimating the time and personnel effort in constructing the customer base. The useful life of the intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic, or other factors that may limit the useful life of intangible assets.

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

The Company completed acquisitions of a development-stage company and Advanced Liquid Logic Inc., a leading provider of liquid handling solutions, on December 31, 2012, and July 1, 2013, respectively. As a result of these transactions, the Company recorded goodwill of $76.9 million, and developed technologies of $15.6 million and $28.0 million with useful lives of five and 11 years, respectively. The purchase price allocations are preliminary and subject to change as more detailed analyses are completed and additional information with respect to the fair values of the assets and liabilities acquired becomes available. In addition, the Company completed its acquisition of NextBio, a leader in clinical and genomic informatics, on October 28, 2013.

Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company and Verinata as if the acquisition had occurred at the beginning of the applicable annual reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisition (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenues	$356,800	$284,109	$1,033,888	$834,770
Net income	$31,357	$18,447	$36,327	$45,897
Net income per share-basic	$0.25	$0.15	$0.29	$0.37
Net income per share-diluted	$0.22	$0.14	$0.26	$0.34

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

Summary of Contingent Compensation Expenses

Contingent compensation expense recorded as a result of all acquisitions consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Contingent compensation, included in research and development expense	$106	$754	$432	$2,218
Contingent compensation, included in selling, general and administrative expense	2,337	742	7,692	2,586
Total contingent compensation expense	$2,443	$1,496	$8,124	$4,804

4. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 29, 2013 and December 30, 2012 (in thousands):

	September 29, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$499,128	$—	$—	$499,128	$252,126	$—	$—	$252,126
Debt securities in government-sponsored entities	—	71,343	—	71,343	—	314,873	—	314,873
Corporate debt securities	—	234,663	—	234,663	—	472,861	—	472,861
U.S. Treasury securities	30,149	—	—	30,149	128,489	—	—	128,489
Deferred compensation plan assets	—	17,057	—	17,057	—	13,626	—	13,626
Total assets measured at fair value	$529,277	$323,063	$—	$852,340	$380,615	$801,360	$—	$1,181,975
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$57,232	$57,232	$—	$—	$12,519	$12,519
Deferred compensation liability	—	14,902	—	14,902	—	12,071	—	12,071
Total liabilities measured at fair value	$—	$14,902	$57,232	$72,134	$—	$12,071	$12,519	$24,590

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in the fair value of the contingent considerations during the three and nine months ended September 29, 2013 were due to changes in the estimated payments and a shorter discounting period.

Changes in estimated fair value of contingent consideration liabilities during the nine months ended September 29, 2013 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 30, 2012	$12,519
Additional liability recorded as a result of current period acquisitions	60,183
Change in estimated fair value, recorded in acquisition related (gain) expense, net	(11,031)
Cash settlements	(4,439)
Balance as of September 29, 2013	$57,232

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

The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes semiannually in arrears in cash on March 15 and September 15 of each year. The 2016 Notes mature on March 15, 2016. If a designated event, as defined in the indenture for the 2016 Notes, such as an acquisition, merger, or liquidation of the Company, occurs prior to the maturity date, subject to certain limitations, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes. During the three and nine months ended September 29, 2013 and September 30, 2012, the 2016 Notes were not convertible and therefore not included in the calculation of weighted average shares outstanding. If the 2016 Notes were converted as of September 29, 2013, the if-converted value would not exceed the principal amount.

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

The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, February 12, 2014. In all cases of conversions of the 2014 Notes, the principal amount converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion. As of September 29, 2013, there remained in place the balance of the convertible note hedge transactions with respect to approximately $29.6 million principal amount of the 2014 Notes, which are convertible for up to approximately 1.4 million shares of the Company’s common stock. If the remaining 2014 Notes were converted as of September 29, 2013, the if-converted value would exceed the principal amount by $80.5 million.

As a result of conversions during the three months ended September 29, 2013, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology utilized for the issuance date valuation.

The following table summarizes information about the conversions of the 2014 Notes during the three and nine months ended September 29, 2013 (in thousands, except percentages):

	September 29, 2013
	Three Months Ended	Nine Months Ended
Cash paid for principal of notes converted	$1,505	$10,505
Conversion value over principal amount paid in shares of common stock	$4,071	$21,053
Number of shares of common stock issued upon conversion	50	315
Loss on extinguishment of debt	$44	$555
Effective interest rates used to measure fair value of converted notes upon conversion	0.6%	0.6% - 0.8%

The following table summarizes information about the equity and liability components of the 2014 Notes and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	September 29, 2013		December 30, 2012
	2016 Notes	2014 Notes	2016 Notes	2014 Notes
Principal amount of convertible notes outstanding	$920,000	$29,620	$920,000	$40,125
Unamortized discount of liability component	(89,310)	(810)	(114,594)	(3,158)
Net carrying amount of liability component	830,690	28,810	805,406	36,967
Less: current portion	—	(28,810)	—	(36,967)
Long-term debt	$830,690	$—	$805,406	$—
Conversion option subject to cash settlement	—	$810	—	$3,158
Carrying value of equity component, net of debt issuance cost	$155,366	$118,948	$155,366	$116,600
Fair value of outstanding notes (Level 2 measurement)	$1,050,681	$109,692	$892,446	$101,470
Remaining amortization period of discount on the liability component	2.5 years	0.4 years	3.2 years	1.1 years

Contractual coupon interest expense and accretion of discount on the liability component recorded for the convertible senior notes during the three and nine months ended September 29, 2013 and September 30, 2012, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Contractual coupon interest expense	$624	$638	$1,871	$1,835
Accretion of discount on the liability component	$9,063	$8,801	$27,095	$26,100

6. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of product revenue	$1,524	$1,928	$4,410	$5,584
Cost of service and other revenue	233	142	544	327
Research and development	9,561	7,764	26,521	22,878
Selling, general and administrative	16,091	13,238	44,605	41,359
Share-based compensation expense before taxes	27,409	23,072	76,080	70,148
Related income tax benefits	(8,059)	(7,821)	(23,123)	(23,780)
Share-based compensation expense, net of taxes	$19,350	$15,251	$52,957	$46,368

The assumptions used for the specified reporting periods and the resulting estimates of weighted average fair value per share of options granted and for stock purchase rights granted under the ESPP for the nine months ended September 29, 2013 are as follows:

	Stock Options	Employee Stock Purchase Rights
Risk-free interest rate	0.14 - 1.86%	0.08 - 0.13%
Expected volatility	30 - 44%	32%
Expected term	0.8 - 9.4 years	0.5 - 1.0 year
Expected dividends	—	—
Weighted average fair value per share	$40.66	$20.60

As of September 29, 2013, approximately $179.1 million of unrecognized compensation cost related to stock options, restricted stock, performance stock, and ESPP shares is expected to be recognized over a weighted average period of approximately 2.0 years.

7. Stockholders’ Equity

The Company’s 2005 Stock and Incentive Plan (the 2005 Stock Plan), 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan), the Verinata Health, Inc. 2008 Stock Plan (the 2008 Verinata Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. During the nine months ended September 29, 2013, the stockholders ratified an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock Plan by 5.0 million shares. As of September 29, 2013, approximately 7.6 million shares remained available for future grants under the 2005 Stock Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Stock Options

The Company’s stock option activity under all stock option plans during the nine months ended September 29, 2013 is as follows:

	Options (in thousands)	Weighted Average Exercise Price per Share
Outstanding as of December 30, 2012	8,351	$32.10
Granted	512	14.74
Exercised	(2,409)	28.56
Cancelled	(129)	42.81
Outstanding as of September 29, 2013	6,325	$31.83

At September 29, 2013, outstanding options to purchase approximately 5.1 million shares were exercisable with a weighted average exercise price per share of $30.49. Grant activity during the current year includes the conversion of options to purchase Verinata common stock into options to purchase Illumina’s common stock in connection with the acquisition of Verinata.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the nine months ended September 29, 2013 is as follows:

	Restricted Stock (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 30, 2012	4,125	$46.43
Awarded	749	60.20
Vested	(648)	47.06
Cancelled	(231)	48.35
Outstanding as of September 29, 2013	3,995	$48.80

Performance Stock Units

The Company issues performance stock units for which the number of shares issuable will range from 50% to 150% of the shares approved in the award, based on the Company’s performance relative to specified earnings per share targets at the end of a three-year performance period. A summary of the Company’s performance stock unit activity and related information for the nine months ended September 29, 2013 is as follows:

	Performance Stock (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding at December 30, 2012	587	$49.64
Awarded	504	52.54
Cancelled	(70)	50.42
Outstanding as of September 29, 2013	1,021	$51.02

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended September 29, 2013, approximately 0.4 million shares were issued under the ESPP. As of September 29, 2013, there were approximately 15.0 million shares available for issuance under the ESPP.

Warrants

In connection with the offering of the 2014 Notes, the Company sold warrants to purchase 18.3 million shares of common stock to counterparties to the convertible note hedge transactions. The warrants have an exercise price of $31.435 per share, and the proceeds from the sale of such warrants were used by the Company to partially offset the cost of such hedging transactions. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash. As of September 29, 2013 warrants to purchase 15.4 million shares of the Company’s common stock remained outstanding. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

Share Repurchases

In 2012, the Company’s Board of Directors authorized a $250 million stock repurchase program to be effected via a combination of Rule 10b5-1 and discretionary share repurchase programs. During the nine months ended September 29, 2013, the Company repurchased approximately 0.9 million shares for $50.0 million.

Stockholder Rights Plan

On January 25, 2012, the Company’s Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of the Company’s common stock. In March 2013, the expiration date was amended to be March 27, 2013 and the Rights expired accordingly.

8. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended September 29, 2013 were 15.6% and (14.6)%, respectively. For the three months ended September 29, 2013, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax impact of the impairment charge for identifiable intangible assets, foreign earnings taxed at rates lower than the U.S. federal statutory tax rate, and favorable adjustments related to prior year tax returns filed in various jurisdictions which were recorded as discrete items. For the nine months ended September 29, 2013, the variance from the U.S. federal statutory tax rate was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item and is nondeductible for tax purposes until paid.

In May 2013, the Internal Revenue Service began an audit of the Company’s corporate income tax return filed for fiscal year 2011. The audit continues to be in the information gathering stage.

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

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. In November and December 2012, the Company filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the Court granted the Company’s motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The Court denied Syntrix’s motion for summary judgment on validity, and denied the Company’s motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the Court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the Court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on September 16, 2019. On July 17, 2013, the Company filed a post trial motion asking the District Court to vacate the amended judgment and enter judgment as a matter of law in the Company’s favor or, alternatively, to grant a new trial. On November 4, 2013, the Court issued an Order denying the Company’s motion for judgment as a matter of law and upholding the jury verdict.

The Company believes strongly that it did not infringe the Syntrix patent and that the patent is invalid. The Company, therefore, disagrees with the jury verdict and contends that the verdict is not supported by the law or facts. Accordingly, the Company intends to file an appeal to the Court of Appeals for the Federal Circuit challenging the adverse verdict.

As a result of the amended judgment, the Company has recorded a legal contingency accrual of $127.0 million as of September 29, 2013, which includes the damages and prejudgment interest awarded to Syntrix, estimated additional damages through September 29, 2013, and an estimate of interest accrued on the damages subsequent to June 19, 2013. During the three months ended September 29, 2013, the Company recorded $4.3 million in legal contingencies within cost of sales. For the nine months ended September 29, 2013, such charges totaled $127.0 million, $114.6 million of which was recorded within operating expenses, and the remainder was recorded to cost of sales. Within 30 days of the Order denying judgment as a matter of law, the Company will be required to secure the amount of the judgment and to deposit the accrued post-judgment ongoing royalty amounts into escrow. The Company will also pay into escrow ongoing royalties on future sales at the royalty rate stated in the Amended Judgment during the appeal process.

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

Funding Environment

While many of our customers receive funding from government agencies to purchase our products or services, we are lessening our dependency on government funding. In Q3 2013, approximately 45% of our total revenue came from applied market customers including customers in the clinical, consumer, translational, and agriculture segments who are not reliant on government agencies for funding, and it is our strategy to diversify our customer base to increase further the portion of our revenue from applied market customers over time. We estimate that less than 30% of our total revenue came from academic or government customers in the United States that, directly or indirectly, derive funding from the U.S. National Institute of Health (NIH). NIH funding until January 15, 2014 is subject to the continuing resolution that has been signed into law by President Obama.  The NIH funding for the remainder of the U.S. 2014 fiscal year will be dependent on the budget for the U.S. Department of Health and Human Services, of which the NIH is a part. We believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Over the next several years, expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio will continue to drive demand for our next-generation sequencing technologies. Our sequencing instrument installed base continued to expand in Q3 2013. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

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

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that life science researchers will migrate certain array studies to sequencing; however, we expect this decline to be offset by demand from customers in applied, consumer, and translational markets. Additionally, demand in the array market has trended toward microarrays that have large-sample numbers at a lower complexity, thus having a lower selling price per sample, and we believe our innovation in microarray products supports the lower selling price.

Financial Overview

Financial highlights for the first three quarters of 2013 include the following:

•
Net revenue increased by 23.2% during the first three quarters of 2013 compared to the same period in 2012. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) was 63.1% for the first three quarters of 2013, a decrease from 67.9% from the prior year period. Gross margin decreased in the first three quarters of 2013 due in large part to a Q3 impairment charge associated with our decision to discontinue the Eco and NuPCR product lines, higher amortization of acquired intangible assets, and legal contingencies associated with the Syntrix litigation matter. See note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q. We believe our gross margin in future periods will depend on several factors, including market conditions that may impact our pricing power, sales mix changes among consumable, instrument, and services, product mix changes between established products and new products in new markets, our cost structure for manufacturing operations, royalties, and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations in the first three quarters of 2013 was $60.3 million compared to $141.4 million during the same period in 2012. This was a result of higher operating expenses offsetting the increase in gross profit. During the current period, we recorded a $115.4 million legal contingency expense in operating expenses associated primarily with the Syntrix patent litigation matter. Additionally, our research and development expenses and selling, general and administrative expenses increased by $25.9 million and $63.1 million, respectively, from the same period in the prior year as we continue to invest in the growth of our business. We expect operating expenses to continue to grow.

•
Our effective tax rate was negative for the first three quarters of 2013. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency charges, which was recorded as a discrete item and is nondeductible for tax purposes until paid. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. For the remainder of 2013 and beyond, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate as the portion of our earnings subject to lower statutory tax rates increases.

In the second quarter of 2013 the Internal Revenue Service began an audit of the corporate income tax return filed for fiscal year 2011. The audit continues to be in the information gathering stage.

•	We ended Q3 2013 with cash, cash equivalents, and short-term investments totaling $1.03 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q3 2013	Q3 2012	YTD 2013	YTD 2012
Revenue:
Product revenue	89.3%	91.8%	89.8%	92.6%
Service and other revenue	10.7	8.2	10.2	7.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	33.6	26.5	29.8	27.5
Cost of service and other revenue	5.0	3.7	4.7	3.4
Amortization of acquired intangible assets	2.6	1.3	2.4	1.2
Total cost of revenue	41.2	31.5	36.9	32.1
Gross profit	58.8	68.5	63.1	67.9
Operating expense:
Research and development	19.9	18.9	19.3	20.7
Selling, general and administrative	26.8	24.4	26.1	24.6
Acquisition related (gain) expense, net	(1.1)	(0.1)	(0.6)	0.3
Unsolicited tender offer related expense	0.4	1.4	1.3	2.2
Headquarter relocation	0.1	6.8	—	2.8
Legal contingencies	—	—	11.2	—
Restructuring	—	—	—	0.5
Total operating expense	46.1	51.4	57.3	51.1
Income from operations	12.7	17.1	5.8	16.8
Other income (expense):
Interest income	0.4	1.2	0.4	0.9
Interest expense	(2.8)	(3.3)	(2.9)	(3.4)
Cost-method investment gain	—	—	0.6	—
Other income (expense), net	0.1	0.3	(0.2)	(0.2)
Total other expense, net	(2.3)	(1.8)	(2.1)	(2.7)
Income before income taxes	10.4	15.3	3.7	14.1
Provision for (benefit from) income taxes	1.6	4.9	(0.6)	4.6
Net income	8.8%	10.4%	4.3%	9.5%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended September 29, 2013 and September 30, 2012 were both 13 and 39 weeks, respectively.
Revenue

(Dollars in thousands)	Q3 2013	Q3 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Product revenue	$318,603	$262,418	$56,185	21%	$928,270	$776,893	$151,377	19%
Service and other revenue	38,197	23,456	14,741	63	105,582	62,358	43,224	69
Total revenue	$356,800	$285,874	$70,926	25%	$1,033,852	$839,251	$194,601	23%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of instrument service contract revenue as well as sequencing and genotyping service revenue.

QTD 2013 vs. QTD 2012

Consumables revenue increased $38.9 million, or 22%, to $215.6 million in Q3 2013 compared to $176.7 million in the prior year period. The increase was primarily attributable to increased sales of sequencing consumables, driven by the growth in the installed base for both HiSeq and MiSeq systems, as well as higher consumable sales per HiSeq instrument in the installed base.

Instrument revenue increased $17.3 million, or 21%, to $99.7 million in Q3 2013 compared to $82.4 million in the prior year period, driven primarily by an increase in HiSeq and MiSeq shipments.

The increase in service and other revenue in Q3 2013 compared to the prior year period was driven by increases in sequencing service volume and instrument service contract revenue as a result of our growing installed base.

YTD 2013 vs. YTD 2012

Consumables revenue increased $102.6 million, or 19%, to $635.9 million in the first three quarters of 2013 compared to $533.3 million in the prior year period. The increase was primarily attributable to increased sales of sequencing consumables, driven by the growth in the installed base for both HiSeq and MiSeq systems, as well as higher consumable sales per HiSeq instrument in the installed base.

Instrument revenue increased $48.5 million, or 21%, to $282.7 million in the first three quarters of 2013 compared to $234.2 million in the prior year period, driven primarily by an increase in HiSeq shipments.

The increase in service and other revenue in the first three quarters of 2013 compared to the prior year period was driven by increases in sequencing service volume and instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q3 2013	Q3 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Gross profit	$209,940	$195,873	$14,067	7%	$652,641	$569,881	$82,760	15%
Gross margin	58.8%	68.5%			63.1%	67.9%

QTD 2013 vs. QTD 2012

Gross profit in Q3 2013 increased in comparison to the prior year period, primarily due to the increase in revenue. Gross margin decreased in Q3 2013 primarily due to impairments recorded during Q3 2013 associated with our decision to discontinue the Eco and NuPCR product lines, an increase in amortization of acquired intangible assets due to recent acquisitions, and legal contingencies. In addition, the impact of acquisitions and fluctuations in the mix of product sales also contributed to the decrease in gross margin.

Legal contingencies recorded in cost of sales during Q3 2013 represent royalties awarded to Syntrix on BeadChip sales in the quarter. See details regarding the Syntrix matter in note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q.

YTD 2013 vs. YTD 2012

Gross profit in the first three quarters of 2013 increased in comparison to the prior year period, primarily due to the increase in revenue. Gross margin decreased in the first three quarters of 2013 primarily due to impairments recorded during Q3 2013 associated with our decision to discontinue the Eco and NuPCR product lines, an increase in amortization of acquired intangible assets due to recent acquisitions, and legal contingencies. In addition, the impact of acquisitions also contributed to the decrease in gross margin.

Legal contingencies recorded in cost of sales during the first three quarters of 2013 represent royalties awarded to Syntrix on BeadChip sales subsequent to the verdict date. See details regarding the Syntrix matter as discussed in note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q.

Operating Expense

(Dollars in thousands)	Q3 2013	Q3 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Research and development	$70,957	$54,056	$16,901	31%	$200,015	$174,118	$25,897	15%
Selling, general and administrative	95,617	69,791	25,826	37	269,391	206,276	63,115	31
Acquisition related (gain) expense, net	(3,942)	(357)	(3,585)	1,004	(5,846)	2,460	(8,306)	(338)
Unsolicited tender offer related expense	1,326	3,956	(2,630)	(66)	13,621	18,742	(5,121)	(27)
Headquarter relocation	518	19,475	(18,957)	(97)	(232)	23,445	(23,677)	(101)
Legal contingencies	—	—	—	—	115,369	—	115,369	100
Restructuring	—	138	(138)	(100)	—	3,434	(3,434)	(100)
Total operating expense	$164,476	$147,059	$17,417	12%	$592,318	$428,475	$163,843	38%

QTD 2013 vs. QTD 2012

Research and development expense increased by $16.9 million, or 31%, in Q3 2013 from the same period in 2012, primarily due to higher expenses driven by increased headcount as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased $25.8 million, or 37%, in Q3 2013 from the same period in the prior year. The increase is primarily driven by increased headcount to support the growth of our Company and our focus on global business process improvements, as well as increased amortization of intangible assets.

Recently completed acquisitions also contributed to the increases in research and development expense and selling, general and administrative expense.

Acquisition related (gain) expense, net, in Q3 2013 primarily consisted of gains from changes in fair value of contingent consideration of $5.8 million. Such gains were partially offset by transaction and other acquisition related costs. Acquisition related (gain) expense, net, in Q3 2012 consisted of changes in fair value of contingent consideration and acquisition transaction costs.

During Q3 2013, we recorded $1.3 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory related expenses decreased from the prior year period as the advisory service arrangements were completed during the quarter.

We completed the relocation of our headquarters in 2012. Expense recorded in Q3 2013 consists of accretion of interest expense related to the facility exit obligation recorded upon vacating our former headquarters. Headquarter relocation charges recorded in Q3 2012 consisted of cease-use loss recorded upon vacating our prior headquarters, accretion expense related to the facility exit obligation, and double rent expense during the transition to our new facility.

YTD 2013 vs. YTD 2012

Research and development expense increased by $25.9 million, or 15%, in the first three quarters of 2013 from the same period in 2012, primarily due to increased headcount and consulting services as we continue to increase our investment in the development of new products as well as enhancements to existing products, partially offset by a $21.4 million impairment charge for in-process research and development recorded in the prior year.

Selling, general and administrative expense increased $63.1 million, or 31%, in the first three quarters of 2013 from the same period in 2012. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company and our focus on global business process improvements, as well as increased amortization of intangible assets.

Recently completed acquisitions also contributed to the increases in research and development expense and selling, general and administrative expense.

During the first three quarters of 2013, we recorded $115.4 million in legal contingency charges within operating expenses primarily related to the Syntrix litigation matter. The amount recorded in operating expenses included the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the jury verdict date. See additional discussions on this matter in note “9. Legal Proceedings” in Part I, Item 1 of this form 10-Q.

Acquisition related (gain) expense, net, in the first three quarters of 2013 primarily consisted of gains from changes in fair value of contingent consideration of $11.0 million. Such gains were partially offset by transaction costs of $3.5 million and other acquisition related costs. Acquisition related (gain) expense, net in the prior year period consisted of changes in fair value of contingent consideration and transaction costs.

During the first three quarters of 2013, we recorded $13.6 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory related expenses decreased from the prior year period as the advisory service arrangements were completed.

We completed the relocation of our headquarters in 2012. During Q2 2013, we recorded a gain in the headquarter relocation line item to reflect a reduction in accrued facility exit obligation as a result of entering into subleases for sections of our former headquarters at a more favorable rate than previously estimated. This gain was partially offset by accretion of interest expense related to the facility exit obligation recorded upon vacating our former headquarters. Headquarter relocation expense recorded in the same period in 2012 consisted of cease-use loss recorded upon vacating our prior headquarters, accretion expense related to the facility exit obligation, double rent expense during the transition to our new facility, and moving expenses.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded restructuring charges of $3.4 million during the first three quarters of 2012, comprised primarily of severance pay and other employee separation costs.

Other Expense, Net

(Dollars in thousands)	Q3 2013	Q3 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Interest income	$1,267	$3,459	$(2,192)	(63)%	$3,922	$7,370	$(3,448)	(47)%
Interest expense	(9,954)	(9,483)	(471)	5	(29,746)	(28,193)	(1,553)	6
Cost-method investment related gain	—	—	—	—	6,113	—	6,113	100
Other income (expense), net	370	855	(485)	(57)	(1,667)	(1,878)	211	(11)
Total other expense, net	$(8,317)	$(5,169)	$(3,148)	61%	$(21,378)	$(22,701)	$1,323	(6)%

QTD 2013 vs. QTD 2012

Interest income primarily consists of returns from our investment portfolio. Interest income decreased in Q3 2013 from the same period in 2012 as a result of a decrease in our investment portfolio balance as well as a decline in average market interest rates during the quarter. Interest expense in Q3 2013 remained relatively consistent as compared to the same period in 2012 and consisted primarily of accretion of discount on our convertible senior notes.

Other income (expense), net, in Q3 2013 and Q3 2012 primarily consisted of net foreign exchange gains.

YTD 2013 vs. YTD 2012

Interest income primarily consists of returns from our investment portfolio. Interest income decreased in the first three quarters of 2013 from the same period in 2012 as a result of a decrease in our investment portfolio balance as well as a decline in average market interest rates during the period. Interest expense in the first three quarters of 2013 remained relatively consistent as compared to the same period in 2012 and consisted primarily of accretion of discount on our convertible senior notes.

Other income (expense), net, in the first three quarters of 2013 and the same period in 2012 primarily consisted of net foreign exchange losses and losses on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014.

During the first three quarters of 2013, we recognized a $6.1 million gain as a result of the sale of a cost-method investment.

Provision for (Benefit from) Income Taxes

(Dollars in thousands)	Q3 2013	Q3 2012	Change	Percentage Change	YTD 2013	YTD 2012	Change	Percentage Change
Income before income taxes	$37,147	$43,645	$(6,498)	(15)%	$38,945	$118,705	$(79,760)	(67)%
Provision for (benefit from) income taxes	$5,790	$13,897	(8,107)	(58)%	$(5,702)	$39,354	$(45,056)	(114)%
Effective tax rate	15.6%	31.8%			(14.6)%	33.2%

QTD 2013 vs. QTD 2012

Our effective tax rate was 15.6% for Q3 2013. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax impact of the impairment charge for identifiable intangible assets, foreign earnings taxed at rates lower than the U.S. federal statutory tax rate and favorable adjustments related to prior year tax returns filed in various jurisdictions which were recorded as discrete items. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. The effective tax rate was 31.8% for Q3 2012, and the variance from the U.S. federal statutory rate of 35% was primarily attributable to the tax treatment of the headquarter relocation expense which was recorded as a discrete item in the quarter.

YTD 2013 vs. YTD 2012

Our effective tax rate was negative for the first three quarters of 2013. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item and is nondeductible for tax purposes until paid. The effective tax rate was 33.2% for the same period in 2012, and the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax treatment of the in-process research and development impairment charge and the headquarter relocation expense, both of which were recorded as discrete items.

The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, included the retroactive reinstatement of the federal research and development credit, from January 1, 2012 through December 31, 2013. Our provision for income taxes for the year ended December 30, 2012 did not include the impact of the federal research credit generated in 2012 since the law was enacted subsequent to our 2012 reporting period. Instead, the retroactive reinstatement of the federal research credit generated in 2012 increased our benefit from income taxes for the first three quarters of 2013 by approximately $2.9 million.

Liquidity and Capital Resources

At September 29, 2013, we had approximately $691.8 million in cash and cash equivalents, a $257.9 million increase from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at September 29, 2013 were approximately $354.3 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of September 29, 2013, we had $336.2 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

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

In Q1 2013, we acquired Verinata for $396.3 million, including $339.3 million in cash payments and $56.2 million in fair value of contingent cash consideration. In Q3 2013, we acquired Advanced Liquid Logic Inc., for $97.2 million.

Our Board of Directors has authorized several common stock repurchase programs. In the first three quarters of 2013, we used $50.0 million to repurchase our outstanding shares under these programs. As of September 29, 2013, we had authorization from our Board of Directors to repurchase up to an additional $117.5 million of our common stock. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months, including the potential requirement to secure the damages awarded to Syntrix and the acquisition of NextBio, as noted in footnotes “9. Legal Proceedings” and “3. Acquisitions” in Part I, Item 1 of this form 10-Q. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash flow summary

(In thousands)	YTD 2013	YTD 2012
Net cash provided by operating activities	$259,582	$212,997
Net cash provided by (used in) investing activities	81,161	(168,623)
Net cash used in financing activities	(82,275)	(4,713)
Effect of exchange rate changes on cash and cash equivalents	(613)	450
Net increase in cash and cash equivalents	$257,855	$40,111

Operating Activities

Cash provided by operating activities in the first three quarters of 2013 consisted of net income of $44.6 million plus net adjustments of $102.5 million in addition to net changes in operating assets and liabilities of $112.4 million. The primary non-cash expenses added back to net loss included share-based compensation of $76.1 million, depreciation and amortization expenses related to property and equipment and intangible assets of $70.8 million, accretion of the debt discount of $27.1 million, and impairments of $25.2 million. These non-cash add-backs were partially offset by deferred income taxes of $58.6 million and $27.2 million in incremental tax benefit related to share-based compensation. The main driver in the change in net operating assets was an increase in accrued legal contingencies due to a patent litigation.

Cash provided by operating activities in the first three quarters of 2012 consisted of net income of $79.4 million plus net adjustments of $143.6 million offset by net changes in operating assets and liabilities of $10.0 million. The primary non-cash expenses added back to net income included share based compensation of $70.1 million, depreciation and amortization expenses related to property and equipment and intangible assets of $46.7 million, and accretion of the debt discount on our convertible notes totaling $26.1 million. These non-cash add-backs were partially offset by the $12.5 million incremental tax benefit related to share-based compensation.

Investing Activities

Cash provided by investing activities totaled $81.2 million for the first three quarters of 2013. We purchased $178.5 million of available-for-sale securities and $745.9 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $437.5 million for acquisitions, and invested $51.9 million in capital expenditures primarily associated with the purchase of manufacturing, research, and development equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $168.6 million for the first three quarters of 2012. During the period, we purchased $802.4 million of available-for-sale securities, and $794.9 million of our available-for-sale securities matured or were sold. We used $51.7 million for capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Cash used in financing activities totaled $82.3 million for the first three quarters of 2013. We received $80.2 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, used $50.0 million to repurchase our common stock, and used $125.0 million for retirement of warrants. In addition, we received $27.2 million in incremental tax benefit related to share-based compensation.

Cash used in financing activities totaled $4.7 million for the first three quarters of 2012. We received $38.7 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sales of shares under our employee stock purchase plan, and used $52.5 million to repurchase our common stock. In addition, we received $12.5 million in incremental tax benefit related to share-based compensation.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2013, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters of 2013.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements include the following:

•
our ability to develop and commercialize further our sequencing, array, and consumables technologies and to deploy new sequencing, genotyping, gene expression, and diagnostics products and applications for our technology platforms;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no substantial changes to our market risks in the nine months ended September 29, 2013, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

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

During Q3 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q3 2013 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against us in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that we willfully infringed U.S. Patent No. 6,951,682 by selling our BeadChip array products, and that we misappropriated Syntrix’s trade secrets. In November and December 2012, we filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the Court granted our motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The Court denied Syntrix’s motion for summary judgment on validity, and denied our motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on Sept. 16, 2019. On July 17, 2013, we filed a post trial motion asking the District Court to vacate the amended judgment and enter judgment as a matter of law in our favor or, alternatively, to grant a new trial. On November 4, 2013, the Court issued an Order denying our motion for judgment as a matter of law and upholding the jury verdict.

We believe strongly that we did not infringe the Syntrix patent and that the patent is invalid. Therefore, we disagree with the jury verdict and contend that the verdict is not supported by the law or facts. Accordingly, we intend to file an appeal to the Court of Appeals for the Federal Circuit challenging the adverse verdict.

As a result of the amended judgment, we have recorded a legal contingency accrual of $127.0 million as of September 29, 2013, which includes the damages and prejudgment interest awarded to Syntrix, estimated additional damages through September 29, 2013, and an estimate of interest accrued on the damages subsequent to June 19, 2013. During the three months ended September 29, 2013, we recorded $4.3 million in legal contingencies within cost of sales. For the nine months ended September 29, 2013, such charges totaled $127.0 million, $114.6 million of which was recorded within operating expenses, and the remainder was recorded to cost of sales. Within 30 days of the Order denying judgment as a matter of law, we will be required to secure the amount of the judgment and to deposit the accrued post-judgment ongoing royalty amounts into escrow. We will also pay into escrow ongoing royalties on future sales at the royalty rate stated in the Amended Judgment during the appeal process.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended September 29, 2013.

Issuer Purchases of Equity Securities

None during the quarterly period ended September 29, 2013.

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

Illumina, Inc. (registrant)

Date:	November 5, 2013	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer