Form 10-K
period 2013-12-29
ILLUMINA INC
filed 2014-02-18
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of January 31, 2014, there were 128.2 million shares (excluding 47.5 million shares held in treasury) of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the Common Stock on The NASDAQ Global Select Market on June 28, 2013 (the last trading day before June 30, 2013), was $6.9 billion. This amount excludes an aggregate of approximately 33.3 million shares of Common Stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2013

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
These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission, or SEC. You can identify many of these statements by looking for words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology and similar references to future periods. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause actual results or events to be materially different from any future results or events expressed or implied by us in those statements. Many of the factors that will determine or affect these results or events are beyond our ability to control or project. Specific factors that could cause actual results or events to differ from those in the forward-looking statements include:

•
our ability to maintain our revenue levels and profitability during periods of research funding reduction or uncertainty and adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide;

•	our ability to further develop and commercialize our instruments and consumables and to deploy new products, services, and applications, and expand the markets, for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to successfully identify and integrate acquired technologies, products, or businesses;

•	our expectations and beliefs regarding future prospects and growth of the business and the markets in which we operate;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings; and

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
_______________________________________
Illumina®, illuminaDx, BaseSpace®, BeadArray, BeadXpress®, BlueGnome®, cBot, CSPro®, DASL®, DesignStudio, Epicentre®, GAIIx, Genetic Energy, Genome Analyzer, GenomeStudio®, GoldenGate®, HiScan®, HiSeq®, HiSeq X, Infinium®, iSelect®, MiSeq®, MiSeqDx, NeoPrep, NextBio®, Nextera®, NextSeq, SeqMonitor, Solexa®, TruGenome, TruSeq®, TruSight, Understand Your Genome, UYG, VeraCode®, the pumpkin orange color, and the Genetic Energy streaming bases design are certain of our trademarks. This report also contains brand names, trademarks, or service marks of companies other than Illumina, and these brand names, trademarks, and service marks are the property of their respective holders.
_______________________________________
Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.

PART I

ITEM 1.    Business.
Overview
We are a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. We were incorporated in California in April 1998 and reincorporated in Delaware in July 2000. Our principal executive offices are located at 5200 Illumina Way, San Diego, California 92122. Our telephone number is (858) 202-4500.

Using our proprietary technologies, we provide innovative sequencing- and array-based solutions for genotyping, copy number variation analysis, methylation studies, and gene expression profiling of DNA and RNA. Our customers include leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies.

Our broad portfolio of systems, consumables, and analysis tools are designed to accelerate and simplify genetic analysis. This portfolio addresses a range of genomic complexity, price points, and throughputs, enabling customers to select the best solution for their scientific challenge. Our leading edge sequencing instruments can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism, genotyping and copy number variation analyses, as well as gene expression profiling, and other DNA and RNA studies.

To provide our customers with more comprehensive sample-to-answer workflow solutions, we acquired: NextBio, a leader in clinical and genomic informatics, in November 2013; Advanced Liquid Logic Inc., a leader in digital microfluidics and liquid handling solutions, in July 2013; and Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications, in 2011.

Over the last two years, we have taken significant steps to support our goal of becoming a leader in the reproductive health market by acquiring Verinata Health, Inc. (Verinata) in February 2013 and BlueGnome Ltd. (BlueGnome) in 2012. Our acquisition of Verinata further strengthened our focus on reproductive health by adding to our portfolio Verinata’s verifi® prenatal test, a comprehensive non-invasive prenatal test (NIPT) for high-risk pregnancies, and what we believe to be the most comprehensive intellectual property portfolio in the NIPT industry. Our acquisition of BlueGnome, a leading provider of genetic solutions for the screening of chromosomal abnormalities and genetic variations associated with developmental delay, cancer, and infertility, expanded our ability to establish integrated solutions in reproductive health and cancer.

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

Variations among organisms are due, in large part, to differences in their DNA sequences. Changes caused by insertions, deletions, inversions, translocations, or duplications of nucleotide bases may result in certain genes becoming over-expressed (excessive protein production), under-expressed (reduced protein production), or silenced altogether, sometimes triggering changes in cellular function. These changes can be the result of heredity, but most often they occur at random. The most common form of variation in humans is called a single nucleotide polymorphism (SNP), which is a variation in a single position of a nucleotide base in a DNA sequence. Copy number variations (CNVs) occur when there are fewer or more copies of certain genes, segments of a gene, or stretches of DNA.

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

Molecular Diagnostics Primer

Molecular diagnostic assays (or tests) are designed to identify the biological indicators linked with disease and drug response, providing physicians with information to more effectively diagnose, treat, and monitor both acute and chronic disease conditions. They are an integral part of personalized healthcare, where the unique makeup of each individual can be taken into account in diagnosing disease and managing treatment through the use of precision therapies. Biological indicators that can be measured by these assays include protein or gene expression, methylation levels, copy number variations, and the presence or absence of a specific gene or group of genes.

There are molecular diagnostics assays in development and on the market, including assays for infectious disease, cancer, and heart disease, as well as molecular-based drug metabolism and response assays to help physicians understand a patient’s disease risk profile or to select the most effective therapy with the fewest side effects. Our innovative technologies and products are contributing to the development of a wide range of genomic-based molecular diagnostics assays, including our own FDA-cleared MiSeqDx Cystic Fibrosis System, which offers a complete solution for accurate, comprehensive cystic fibrosis testing.

Increased public knowledge about ancestral and genealogical information derived from genomic data and the clinical relevance of genetic markers has prompted consumer interest in having personal genomes analyzed, sparking the development of the consumer genomics market. Several companies, including Illumina, now offer personal sequencing or genotyping services, working with physician groups and genetic counselors to interpret the results for consumers.

We believe the growth in consumer genomics and the use of genomic-based diagnostic assays will trigger a fundamental shift in the practice of medicine and the economics of the pharmaceutical industry and health care by facilitating an increased emphasis on preventative and predictive molecular medicine, ushering in the era of personalized healthcare.

Our Principal Markets

We believe that genomics will play an increasingly important role in molecular biology, and that by empowering genetic analysis, our tools will advance disease research, drug development, and the creation of molecular diagnostic tests. In addition to developing sequencing- and array-based solutions for life science, applied, and consumer genomics markets, we are facilitating the transition of sequencing to the clinic, by supporting and carrying out clinical trials to gather data for regulatory submissions in the United States and globally, and establishing infrastructure to offer products designed and manufactured in compliance with global quality standards for medical devices. Effective December 30, 2013, we realigned our business to target the markets and customers outlined below on a more comprehensive basis.

Life Sciences

Historically, our core business has been in the life sciences research market, which consists of laboratories generally associated with universities, medical research centers, and government institutions, as well as biotechnology and pharmaceutical companies. Researchers at these institutions are using our products and services in a broad spectrum of scientific activities, such as: next-generation sequencing, mid-to-high-complexity genotyping and gene expression (for whole-genome discovery and profiling), and low complexity genotyping and gene expression (for high-throughput targeted screening). Sequencing is growing the most rapidly among these three areas due to the improved performance of next generation sequencing technologies. It is fueled by private and public funding, new global initiatives to broadly characterize genetic variation, and the migration of legacy genetic applications to sequencing-based technologies.

We also provide products and services for other life sciences applied markets, such as the agricultural genomics market, where government and corporate researchers use our sequencing- and array-based tools to accelerate and enhance agricultural research to help identify desirable traits in plants and animals, leading to healthier and more productive crops and livestock.

Reproductive and Genetic Health

Our technologies and products provide reproductive health solutions ranging from preimplantation genetic screening (PGS), preimplantation genetic diagnosis (PGD), non-invasive prenatal testing (NIPT), as well as neonatal and genetic health testing. Our PGS solutions are used in connection with in-vitro fertilizations (IVF) to determine, before implantation, whether an embryo has an abnormal number of chromosomes, which is a major cause of IVF failure and miscarriages. In IVF cases where there is a family history of disease or when one or both parents are carriers for certain genetic conditions, our PGD solutions identify, before implantation, which embryos have genes associated with severe genetic disorders. Our NIPT solutions provide non-invasive tests for early identification of fetal chromosomal abnormalities by analyzing cell-free DNA in maternal blood, and our neonatal and carrier screening solutions provide early identification of genetic disorders in newborns as well as adults who are considering their reproductive options.

Oncology

Cancer is a disease of the genome, and the goal of cancer genomics is to identify genomic changes that transform a normal cell into a cancerous one. Understanding these genomic changes may lead to a more accurate diagnosis, a better understanding of the prognosis, and the selection of individually targeted therapies. Our sequencing- and array-based solutions provide researchers and clinicians in the research, translational, and clinical oncology markets with tools to identify the molecular changes in a tumor, during all stages of tumor progression, transform discoveries into new treatments or therapies for cancer patients, and create diagnostic tests to identify patients most likely to be helped or harmed by a particular treatment or therapy.

Enterprise Informatics

Enterprise informatics solutions increase the utility of genomic data by providing tools that allow customers to analyze, archive, and share genomic data. The integration of our instruments with data analysis software solutions allow customers to go from raw genomic data to meaningful results. Our BaseSpace genomics analysis platform, which can be hosted onsite or in a cloud-based system, integrates directly with our sequencing instruments to streamline sequencing-data analysis, facilitate data sharing, provide data storage solutions, and provide access to a growing number of data analysis applications.

In 2013, we acquired NextBio, which provides a platform for aggregating and analyzing large quantities of genomic and phenotypic data for research and clinical applications. Ultimately, we believe that large-scale genomic databases containing both genomic and phenotypic information will enhance the value of human genome sequencing and accelerate the pace of discovery.

New and Emerging Markets

Our markets are characterized by rapid change and innovation brought about by next generation sequencing, and new applications and opportunities appear and evolve quickly. Through our new and emerging market business unit we assess new opportunities against our corporate strategies and consider whether there is a compelling unmet need and the opportunity to transform the market with our products and services. Some of the markets that provide immediate and near-term opportunities to expand the use of next generation sequencing include:  transplant diagnostics, where sequencing is used to evaluate donor and patient compatibility; forensic genomics, where sequencing is used to investigate criminal cases; consumer genomics, where genotyping is primarily used to reveal ancestry and genealogical linkage information; and population sequencing, where sequencing is used to catalogue the complete spectrum of genetic variation in large populations.

Our Principal Technologies

Our unique technology platforms enable the scale of experimentation necessary for population-scale studies, genome-wide discovery, target selection, and validation studies (see Figure 1 below). More than 10,000 customer-authored scientific papers have been published to date using these technologies, representing the efforts of a large and dynamic Illumina user community. Through rapid innovation, we are changing the economics of genetic research, enabling projects that were previously considered unapproachable.

Figure 1: Illumina Platform Overview:

Sequencing Technology

DNA sequencing is the process of determining the order of nucleotide bases (A, C, G, or T) in a DNA sample. Our portfolio of sequencing platforms represents a family of systems that we believe are setting the standard for productivity, cost-effectiveness, and accuracy among next-generation sequencing technologies. They are used by customers to perform whole-genome, de novo, exome, and targeted re-sequencing of genomes, and to analyze specific gene regions and genes.

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

Our DNA sequencing technology is based on our proprietary reversible terminator-based sequencing chemistry, referred to as sequencing by synthesis (SBS) biochemistry, and tracks the addition of labeled nucleotides as the DNA chain is copied - in a massively parallel fashion. Our SBS sequencing technology provides researchers with a broad range of applications and the ability to sequence even large mammalian genomes in days rather than weeks or years. Our highest throughput sequencing instrument, the HiSeq X, has the ability to generate up to 1.8 terabases (Tb) (16 human genomes) of DNA sequence in less than three days. Since the launch of our first sequencing system in 2007, our systems have reduced the cost of sequencing by more than a factor of 10,000 and decreased the sequencing time per gigabase (Gb) by nearly a factor of 2,000.

BeadArray Technology

Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform many assays simultaneously, enabling large-scale analysis of genetic variation and biological function in a unique high-throughput, cost effective, and flexible manner. The arrays manufactured using BeadArray technology are imaged by our HiScan and iScan systems for a broad range of DNA and RNA analysis applications including SNP discovery, SNP genotyping, CNV analysis, gene expression analysis, and methylation analysis.

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

Using our BeadArray technology, we achieve high-throughput analysis with a high density of test sites per array, and are able to format arrays in various configurations. We seek to maximize cost effectiveness by reducing use of expensive consumables and valuable samples, and through the low manufacturing costs associated with our technologies. Our ability to vary the size, shape, and format of the well patterns and to create specific bead pools for different applications provides the flexibility to address multiple markets and market segments.

Our Products

Our products give our customers the ability to analyze the genome at any level of complexity, from whole-genome sequencing to targeted panels, and enable us to serve a number of markets, including research, agriculture, reproductive and genetic health, oncology, pharmaceuticals, commercial molecular diagnostic, and consumer genomics companies.

The majority of our product sales consist of instruments and consumables (which include reagents, flow cells, and BeadChips) based on our proprietary technologies. For the fiscal years ended December 29, 2013, December 30, 2012, and January 1, 2012, instrument sales comprised 26%, 27%, and 35%, respectively, of total revenues, and consumable sales represented 62%, 64%, and 56%, respectively, of total revenues.

Sequencing Platforms

Based on our proprietary SBS technology, our next-generation sequencing platforms are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications.  Our sequencing platforms can generate between 500 Mb and 1.8 Tb of genomic data, depending on the instrument and application, at different price points per Gb and for different applications ranging from small genome, amplicon, and targeted gene panel sequencing to population-scale whole human genome sequencing.

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

Consumables

We have developed a variety of sample preparation and sequencing kits to simplify workflows and accelerate analysis.  Our sequencing applications include whole-genome sequencing kits, which enable sequencing of entire genomes of any size and complexity, and targeted resequencing kits, which enable sequencing of exomes, specific genes, or other genomic regions of interest. Our sequencing kits enable researchers to extend read lengths, achieve higher Gb of mappable data, and deliver the highest yield of perfect reads to maximize the ability to accurately characterize the target genome.  Through our acquisition of Epicentre Technologies Corporation in 2011, we acquired the proprietary Nextera technology for next-generation sequencing library preparation.  This technology has enabled us to offer sequencing library preparation kits with lower sample input requirements that greatly simplify genetic analysis workflows and significantly reduce the time from sample preparation to answer.

Our array-based genotyping consumables enable customers to perform a wide-range of analyses, including analyzing diversity across a species, disease-related mutations, and genetic characteristics associated with cancer.  Customers may select from a range of human, animal, and agriculturally relevant genome panels or create their own custom arrays that can be used to investigate up to 1,000,000 genetic markers targeting any species.

Our Services

In addition to the products we supply to customers, we also provide genotyping and whole genome sequencing services through our CLIA-certified, CAP-accredited laboratory.

FastTrack Services

One of the ways in which we compete and extend the reach of our systems in the genetic analysis market is to deliver services that leverage our proprietary technologies and the expertise of our scientists to perform genotyping and sequencing services for our customers. We began offering genotyping services to academic institutions, biotechnology, and pharmaceutical customers in 2002, and we expanded to deliver sequencing services in 2007. Using our FastTrack services, customers can perform whole-genome sequencing projects (including phasing and long-read sequencing services) and microarray projects (including whole-genome association studies, DNA copy number studies, linkage analysis, fine mapping, and DNA methylation studies).

Service Partnership Programs

To complement our own service capabilities, we have developed partnered programs such as our Certified Service Providers (CSPro) and Illumina Genome Network (IGN), to create a world-wide network of Illumina technology-enabled service offerings that broaden our market reach. Illumina CSPro is a collaborative service partnership established between Illumina and leading genome centers and research laboratories to ensure the delivery of high-quality genetic analysis services. It provides a competitive advantage for service providers, while also ensuring that customers will receive Illumina data quality and service. To become a CSPro provider, participating laboratories must complete a three-phased Illumina certification process. There are more than 90 Illumina CSPro-certified organizations worldwide providing sequencing, genotyping, and gene expression services using our technologies and products.

Introduced in 2010, the IGN links researchers interested in conducting large whole genome sequencing projects with leading institutes worldwide that possess our next-generation sequencing technology. The IGN provides a cost-effective and dependable way to complete large sequencing projects. All IGN partners are experienced and well-published using Illumina technology, and each has completed Illumina’s Certified Service Provider (CSPro) certification. Each IGN partner possesses ten or more high-throughput Illumina sequencing systems, providing the scalability to handle even the largest sequencing projects with rapid completion times. Current members include: British Columbia Cancer Agency’s Genome Sciences Centre; Cold Spring Harbor Laboratory; HudsonAlpha Institute for Biotechnology; Macrogen; the Northwest Genomics Center at the University of Washington; the New York Genome Center; Takara Bio; and Illumina’s own FastTrack Services.

Individual Genome Sequencing

Since June 2009, Illumina's Clinical Services Laboratory has been offering personal genome sequencing from our CLIA-certified, CAP-accredited laboratory using Illumina next-generation sequencing technology.  We offer a variety of individual sequencing options, including: the TruGenome Undiagnosed Disease Test, which aids in the diagnosis of inherited diseases of a single-gene; the TruGenome Predisposition Screen, which evaluates carrier status and enables patient-physician discussions about managing risk for a pre-defined set of adult-onset conditions; and TruGenome Technical Sequence Data, which provides whole-genome sequencing services for situations where the physician is able to analyze and interpret whole-genome sequencing data. For each service, individuals are required to follow our physician-mediated process, which involves pre-service consultation and informed consent that includes review of the information potentially to be learned in the report. The final genome data is returned to the physician who then meets with the patient and discusses implications and possible actions based on the results.

Intellectual Property

We have an extensive intellectual property portfolio, including, as of February 1, 2014, ownership of, or exclusive licenses to, 402 issued U.S. patents and 383 pending U.S. patent applications, including 22 allowed applications that have not yet issued as patents.  Our issued patents include those directed to various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, and chemical detection technologies, and have terms that expire between 2014 and 2032.  We continue to file new patent applications to protect the full range of our technologies.  We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

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

We are party to various exclusive and non-exclusive license agreements and other arrangements with third parties that grant us rights to use key aspects of our array and sequencing technologies, assay methods, chemical detection methods, reagent kits, and scanning equipment.  Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2014 and 2020.  We have additional nonexclusive license agreements with various third parties for other components of our products.  In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation, and require that we pay customary royalties while the agreement is in effect.

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

Our research and development expenses for fiscal 2013, 2012, and 2011 were $276.7 million, $231.0 million, and $196.9 million, respectively. We expect research and development expense to increase during 2014 to support the growth of our business and as we continue to expand our research and product development efforts.

Marketing and Distribution

Our current products address the genetic analysis portion of the life sciences market, in particular, experiments involving sequencing, SNP genotyping, and gene expression profiling. These experiments include many areas of biologic research, including basic human disease research, pharmaceutical drug discovery and development, pharmacogenomics, toxicogenomics, and animal and agricultural research. Our potential customers include leading genomic research centers, academic institutions, government laboratories, hospitals, reference laboratories, and clinical research organizations, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies.

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In each of these areas, we have dedicated sales, service, and application support personnel responsible for expanding and managing their respective customer bases. In addition, in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa we sell our products and provide services to customers through distributors that specialize in life science products. We expect to continue to increase our sales and distribution resources during 2014 and beyond as we launch a number of new products and expand the number of customers that can use our products.

Manufacturing

We manufacture sequencing and array platforms, reagent kits, and scanning equipment. Our manufacturing capacity for consumables and instruments has grown during 2013 to support increased customer demand. We are exploring ways to increase the level of automation in the manufacturing process to continue to accelerate throughput and improve the quality and manufacturing yield as we increase the complexity of our products. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485, which demonstrates the organization’s ability to provide medical devices and related services that consistently meet customer and applicable regulatory requirements.

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

Competition

Although we believe that our products and services provide significant advantages over products and services currently available from other sources, we expect to continue to encounter intense competition from other companies that offer products and services for sequencing, SNP genotyping, gene expression, and molecular diagnostics markets. These include companies such as Affymetrix, Inc.; Agilent Technologies, Inc.; BGI; Luminex Corporation; Pacific Biosciences of California, Inc.; QIAGEN N.V.; Roche Holding AG.; and Thermo Fisher Scientific, Inc., among others. Some of these companies have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution, and service organizations than we do. In addition, they may have greater name recognition than we do in the markets we address and in some cases a larger installed base of systems. Each of these markets is very competitive and we expect new competitors to emerge and the intensity of competition to increase. In order to effectively compete with these companies, we will need to demonstrate that our products have superior throughput, cost, and accuracy advantages over competing products.

Segment and Geographic Information

In accordance with the authoritative accounting guidance for segment reporting, we have determined that we have one operating segment for purposes of recording and reporting our financial results.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, and the Asia-Pacific region. Shipments to customers outside the United States totaled $706.5 million, or 50% of our total revenue, during fiscal 2013, compared to $580.1 million, or 51%, and $526.8 million, or 50%, in fiscal 2012 and 2011, respectively. The U.S. dollar has been determined to be the functional currency of the Company’s international operations due to the primary economic environment of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “13. Segment Information, Geographic Data, and Significant Customers” in Part II, Item 8 of this Form 10-K for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $330 million and $260 million at December 29, 2013 and December 30, 2012, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date; however, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom.

We expect the majority of the backlog as of December 29, 2013, to be shipped within the fiscal year ending December 28, 2014. Although we generally recognize revenue upon the transfer of title to a customer, we may be required to defer the recognition of revenue even after title transfer depending on the specific arrangement with a customer and the applicable accounting treatment.

Seasonality

Historically, demand for our products is affected by a number of variables, namely spending associated with the end of the U.S. government fiscal year as well as the end of the calendar year, and lower consumable utilization during the summer vacation months in Europe. During 2013, we saw sequential revenue growth due to demand for our innovative products and a slight benefit from calendar year-end spending.

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

Government Regulation

As we continue to expand our product lines to encompass products that are intended to be used for the diagnosis of disease, regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production, and marketing of such products. Products that we develop in the molecular diagnostic markets, depending on their intended use, will be regulated as medical devices by the FDA and comparable agencies of other countries and may require either receiving clearance following a pre-market notification process, also known as a 510(k) clearance, or premarket approval (PMA), from the FDA prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay.

The shorter 510(k) clearance process, which we utilized for our FDA-cleared MiSeqDx instrument, generally takes from three to six months after submission, but it can take significantly longer. The 510(k) submission process may be utilized if it is demonstrated that the new product is “substantially equivalent” to a similar product that has already been cleared by the FDA. The longer PMA process, which we intend to use for an IVD version of our HiSeq 2500 system, is much more costly, uncertain, and generally takes from nine months to one year after filing, but it can take significantly longer. Because we cannot be certain that any molecular diagnostic products that we develop will be subject to the shorter 510(k) clearance process, or will ultimately be approved at all, the regulatory approval process for such products may be significantly delayed and may be significantly more expensive than anticipated. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for molecular diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.

In addition, if our products labeled as “Research Use Only,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain, even if such use by our customers is without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Employees

As of December 29, 2013, we had more than 3,000 employees. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. In addition, we employ a number of temporary and contract employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

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

We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. For instance, in January 2014 we announced significant additions to our instrument platforms, the HiSeq X Ten and the NextSeq 500, which include dramatic technology advances. If our products and services are not able to deliver the performance or results expected by our target markets or are not delivered on a timely basis, our reputation and credibility may suffer. If we encounter development challenges or discover errors in our products late in our development cycle, we may delay the product launch date. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, or transition requirements or programs (such as trade-in programs) with respect to newly launched products (or products in development) relative to our existing products, which could adversely affect sales of our existing products. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business, financial condition, or results of operations.

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

The timing and amount of revenues from customers that rely on government and academic research funding may vary significantly due to factors that can be difficult to forecast, and there remains significant uncertainty concerning government and academic research funding worldwide as governments in the United States and Europe, in particular, focus on reducing fiscal deficits while at the same time confronting uncertain economic growth. Funding for life science research has increased more slowly during the past several years compared to previous years and has declined in some countries. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as defense, entitlement programs, or general efforts to reduce budget deficits could be viewed by governments as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities, such as the U.S. National Institute of Health, or NIH. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could adversely affect our business, financial condition, or results of operations.

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

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. Because our instruments and consumables are highly complex, the occurrence of defects may increase as we continue to introduce new products and services and as we scale up manufacturing to meet increased demand for our products and services. Although we have established internal policies and procedures aligned to global quality standards to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive, and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls, and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business, financial condition, or results of operations.

Litigation, other proceedings, or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services.

Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we enter new markets or introduce new products, we expect that competitors will likely claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful competition. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have an adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. In the event of a successful infringement claim against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins and earnings per share. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products or services could adversely affect our ability to grow or maintain profitability.

We depend on third-party manufacturers and suppliers for some of our products, or components and materials used in our products, and if shipments from these manufacturers or suppliers are delayed or interrupted, or if the quality of the products, components, or materials supplied do not meet our requirements, we may not be able to launch, manufacture, or ship our products in a timely manner, or at all.

The complex nature of our products requires customized, precision-manufactured components and materials that currently are available from a limited number of sources, and, in the case of some components and materials, from only a single source. If deliveries from these vendors are delayed or interrupted for any reason, or if we are otherwise unable to secure a sufficient supply, we may not be able to obtain these components or materials on a timely basis or in sufficient quantities or qualities, or at all, in order to meet demand for our products. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, or develop these capabilities internally, and there can be no assurance that we will be able to do this on a timely basis, in sufficient quantities, or on commercially reasonable terms. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort required to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs or at all. In addition, the manufacture or shipment of our products may be delayed or interrupted if the quality of the products, components, or materials supplied by our vendors does not meet our requirements. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, or results of operations.

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

Additionally, we currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and the San Francisco Bay Area in California; Madison, Wisconsin; and Singapore. These areas are subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage one of our facilities significantly or if other events were to cause our operations to fail, we may be unable to manufacture our products, provide our services, or develop new products.

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

We are highly dependent on our management and scientific personnel, including Jay Flatley, our Chief Executive Officer. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, the continued growth of our business depends on our ability to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science companies, universities, and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use share-based compensation, including restricted stock units and performance stock units to attract key personnel, incentivize them to remain with us, and align their interests with those of the Company by building long-term stockholder value. If our stock price decreases, the value of these equity awards decreases and therefore reduces a key employee’s incentive to stay.

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

Products are not subject to FDA clearance or approval if they are not intended to be used for the diagnosis of disease. However, as we expand our product line to encompass products that are intended to be used for the diagnosis of disease, such as our FDA-cleared MiSeqDx, certain of our products will become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition, or operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.

Molecular diagnostic products, in particular, depending on their intended use, may be regulated as medical devices by the FDA and comparable international agencies and may require either receiving clearance from the FDA following a pre-market notification process or premarket approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for molecular diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

In addition, if our products labeled as “Research Use Only,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain, even if such use by our customers is without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

If product or service liability lawsuits are successfully brought against us, we may face reduced demand for our products and incur significant liabilities.

We face an inherent risk of exposure to product or service liability claims if our technologies or products are alleged to have caused harm or do not perform in accordance with specifications, in part because our products are used for sensitive applications. We cannot be certain that we would be able to successfully defend any product or service liability lawsuit brought against us. Regardless of merit or eventual outcome, product or service liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	increased product liability insurance costs;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

Although we carry product and service liability insurance, if we become the subject of a successful product or service liability lawsuit, our insurance may not cover all substantial liabilities, which could have an adverse effect on our business, financial condition, or results of operations.

As we develop, market, or sell diagnostic tests, we may encounter delays in receipt, or limits in the amount, of reimbursement approvals and public health funding, which will impact our ability to grow revenues in the healthcare market.

Physicians and patients may not order diagnostic tests that we develop, market, or sell, such as our verifi prenatal test, unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests that involve new technologies or provide novel diagnostic information. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on diagnostic product suppliers to reduce their prices. Reimbursement by a payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective,

•	supported by peer-reviewed publications, and

•	included in clinical practice guidelines

Since each third-party payor often makes reimbursement decisions on an individual patient basis, obtaining such approvals is a time-consuming and costly process that requires us to provide scientific and clinical data supporting the clinical benefits of each of our products. As a result, there can be no assurance that reimbursement approvals will be obtained. This process can delay the broad market introduction of new products, and could have a negative effect on our results of operations. As a result, third-party reimbursement may not be consistent or financially adequate to cover the cost of diagnostic products that we develop, market, or sell. This could limit our ability to sell our products or cause us to reduce prices, which would adversely affect our results of operations.

Even if we are being reimbursed for our tests, third party payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients, or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our results of operations.

Billing complexities associated with obtaining payment or reimbursement for our diagnostic tests may negatively affect our revenues, cash flow, and profitability, and we may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our diagnostic tests.

Billing for clinical laboratory testing services is complex, and we have limited experience in billing and pursuing reimbursement and payment for diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, we may also face an increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to our testing service, which could adversely affect our business, results of operations, and financial condition. Among the factors complicating our billing of third-party payors are:

•	disputes among payors as to which party is responsible for payment;

•	disparity in coverage among various payors;

•	disparity in information and billing requirements among payors; and

•	incorrect or missing billing information, which is required to be provided by the prescribing physician.

These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our business, financial condition, or results of operations.

Doing business internationally creates operational and financial risks for our business.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We are focused on expanding our international operations in key markets. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing facilities in Singapore. During 2013, a significant portion of our sales to international customers were denominated in foreign currencies while the majority of our purchases of raw materials from international suppliers were denominated in U.S. dollars. Shipments to customers outside the United States comprised 50%, 51%, and 50% of our total revenue for fiscal years 2013, 2012, and 2011, respectively. We intend to continue to expand our international presence by selling to customers located outside of the United States and we expect the total amount of non-U.S. sales to continue to grow.

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

Our business has grown rapidly, with total revenues increasing from $73.5 million for the year ended January 1, 2006 to $1.42 billion for the year ended December 29, 2013, and with the number of employees increasing from 375 to more than 3,000 during the same period. We expect to continue to experience substantial growth in order to achieve our operating plans. The continued global expansion of our business and addition of new personnel may place a strain on our management and operational systems. Our ability to effectively manage our operations and growth requires us to continue to expend funds to enhance our operational, financial, and management controls, reporting systems, and procedures and to attract and retain sufficient numbers of talented employees on a global basis. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Our future operating results will depend on the ability of our management to continue to implement and improve our research, product development, manufacturing, sales and marketing, and customer support programs, enhance our operational and financial control systems, expand, train, and manage our employee base, integrate acquired businesses, and effectively address new issues related to our growth as they arise. There can be no assurance that we will be able to manage our recent or any future expansion or acquisition successfully, and any inability to do so could adversely affect our business, financial condition, or results of operations.

Our operating results may vary significantly from period to period, and we may not be able to sustain operating profitability.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services, the effects of new product launches and related promotions, the timing and availability of our customers’ funding, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. While we anticipate future growth, there is some uncertainty as to the timing of revenue recognition on a quarterly basis. This is because a substantial portion of our quarterly revenue is typically recognized in the last month of a quarter and because the pattern for revenue generation during that month is normally not linear, with a concentration of orders in the final weeks of the quarter. In light of that, our revenue cut-off and recognition procedures, together with our manufacturing and shipping operations, may experience increased pressure and demand during the time period shortly before the end of a fiscal quarter.

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. In addition, we expect operating expenses to continue to increase significantly in absolute dollars, and we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Accordingly, our ability to sustain profitability will depend in part on the rate of growth, if any, of our revenue and on the level of our expenses, and if revenue does not grow as anticipated, we may not be able to maintain annual or quarterly profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. In addition, non-cash share-based compensation expense and expenses related to prior and future acquisitions are also likely to continue to adversely affect our future profitability. Due to the possibility of significant fluctuations in our revenue and expenses, particularly from quarter to quarter, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.

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

Our strategic investments may result in losses.

We periodically make strategic investments in various public and private companies with businesses or technologies that may complement our business. The market values of these strategic investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies would require us to record losses related to our investment. This could result in future charges to our earnings. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, and that of our customers, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

Unforeseen problems with the implementation and maintenance of our information systems could have an adverse effect on our operations.

As a part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

We also rely on our technology infrastructure, among other functions, to interact with suppliers; sell our products and services; fulfill orders; bill, collect, and make payments; ship products; provide services and support to customers; track customers; fulfill contractual obligations; and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

Conversion of our outstanding convertible notes may result in losses.

As of December 29, 2013, we had $920 million aggregate principal amount of convertible notes due 2016 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock remains significantly above the conversion price of $83.55 with respect to convertible notes due 2016, we expect that the noteholders will elect to convert the applicable notes. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 4.5% with respect to convertible notes due 2016. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

Our Certificate of Incorporation and Bylaws include anti-takeover provisions that may make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make it more difficult to successfully complete a merger, tender offer, or proxy contest involving us. Our Certificate of Incorporation has provisions that give our Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control.

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
The following chart summarizes the facilities we lease as of December 29, 2013, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

	Approximate		Lease
Location	Square Feet	Operation	Expiration Dates
San Diego, CA	557,000	R&D, Manufacturing, Warehouse, Distribution, and Administrative	2015 – 2031
San Francisco Bay Area, CA*	161,000	R&D, Manufacturing, and Administrative	2014 – 2018
Singapore	104,000	R&D, Manufacturing, and Administrative	2015 – 2016
Cambridge, United Kingdom	66,000	R&D and Administrative	2021 - 2024
Eindhoven, the Netherlands	42,000	Distribution and Administrative	2015
Madison, WI	27,000	R&D, Manufacturing, and Administrative	2018
Morrisville, NC	23,000	R&D, Manufacturing	2016
Other	30,000	R&D, Manufacturing, and Administrative	2014 - 2016
_____________________
*Excludes approximately 98,000 square feet in San Francisco, California, as the lease does not commence until 2014.

ITEM 3.	Legal Proceedings.

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

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against us in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that we willfully infringed U.S. Patent No. 6,951,682 by selling our BeadChip array products, and that we misappropriated Syntrix’s trade secrets. In November and December 2012, we filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the Court granted our motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The Court denied Syntrix’s motion for summary judgment on validity, and denied our motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013, until the patent expires on September 16, 2019. On July 17, 2013, we filed a post-trial motion asking the District Court to vacate the amended judgment and enter judgment as a matter of law in our favor or, alternatively, to grant a new trial. On November 4, 2013, the Court issued an Order denying our motion for judgment as a matter of law and upholding the jury verdict.

We believe strongly that we did not infringe the Syntrix patent and that the patent is invalid. Therefore, we disagree with the judgment and contend that the judgment is not supported by the law or facts. Accordingly, on December 3, 2013, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit challenging the Final Amended Judgment.

As a result of the amended judgment, we have recorded a legal contingency accrual of $132.9 million as of December 29, 2013, which includes the damages and prejudgment interest awarded to Syntrix, estimated additional damages through December 29, 2013, and an estimate of interest accrued on the damages subsequent to June 19, 2013. For the year ended December 29, 2013, such charges totaled $132.9 million, $114.6 million of which was recorded within operating expenses, and the remainder was recorded to cost of sales. In December 2013, we secured the amount of the judgment by executing a supersedeas bond and deposited $12.0 million of the accrued post-judgment ongoing royalty amounts with the Court. We will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in other long-term assets.

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

	2013		2012
	High	Low	High	Low
First Quarter	$56.58	$48.00	$55.39	$28.72
Second Quarter	$77.11	$53.77	$53.00	$37.77
Third Quarter	$85.81	$72.13	$49.27	$38.92
Fourth Quarter	$110.54	$72.77	$57.00	$44.78

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. The graph assumes that $100 was invested on December 28, 2008 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return Among Illumina, NASDAQ Composite Index,
and NASDAQ Biotechnology Index

Holders

As of January 31, 2014, we had 228 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. The indenture for our 0.25% convertible senior notes due 2016, which notes are convertible into cash and, in certain circumstances, shares of our common stock, requires us to increase the conversion rate applicable to the notes if we pay any cash dividends.

Purchases of Equity Securities by the Issuer

None during the fiscal quarter ended December 29, 2013.

Sales of Unregistered Securities

None during the fiscal quarter ended December 29, 2013.

ITEM 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended December 29, 2013.

Statement of Operations Data

	Years Ended
	December 29, 2013 (52 weeks)	December 30, 2012 (52 weeks)	January 1, 2012 (52 weeks)	January 2, 2011 (52 weeks)	January 3, 2010 (53 weeks)
	(In thousands, except per share data)
Total revenue	$1,421,178	$1,148,516	$1,055,535	$902,741	$666,324
Income from operations	$134,107	$200,752	$199,461	$211,654	$125,597
Net income	$125,308	$151,254	$86,628	$124,891	$72,281
Net income per share:
Basic	$1.00	$1.23	$0.70	$1.01	$0.59
Diluted	$0.90	$1.13	$0.62	$0.87	$0.53
Shares used in calculating net income per share:
Basic	125,076	122,999	123,399	123,581	123,154
Diluted	139,936	133,693	138,937	143,433	137,096

Balance Sheet Data

	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cash, cash equivalents and short-term investments(1),(2)	$1,165,603	$1,350,204	$1,189,568	$894,289	$693,527
Working capital	$1,295,472	$1,482,477	$1,317,698	$723,881	$540,354
Total assets	$3,019,006	$2,566,085	$2,195,840	$1,839,113	$1,429,937
Long-term debt, current portion(1)	$29,288	$36,967	—	$311,609	$290,202
Long-term debt, less current portion(1)	$839,305	$805,406	$807,369	—	—
Total stockholders’ equity(2)	$1,533,202	$1,318,581	$1,075,215	$1,197,675	$864,248

In addition to the following notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.
_______________________________________

(1)
During 2011, we issued $920.0 million principal amount of 0.25% Convertible Senior Notes due 2016, which was classified as long-term liability as of December 29, 2013 and December 30, 2012. In February 2007, we issued $400.0 million principal amount of 0.625% Convertible Senior Notes due 2014. Due to the 0.625% Convertible Senior Notes due 2014 being convertible during the fiscal years ended December 29, 2013, December 30, 2012, January 2, 2011, and January 3, 2010, we classified the outstanding principal amount of these notes as current in our consolidated balance sheet in the respective periods. As of January 1, 2012, the outstanding principal amount of the 0.625% Convertible Senior Notes was not convertible and was therefore reclassified to long-term liability. See note “6. Convertible Senior Notes” in Part II, Item 8, Notes to Consolidated Financial Statements, for further information.

(2)
For the fiscal years ended December 29, 2013, December 30, 2012, January 1, 2012, January 2, 2011, and January 3, 2010, we repurchased 0.9 million, 1.9 million, 9.2 million, 0.8 million, and 6.1 million shares, respectively, of common stock for $50.0 million, $82.5 million, $570.3 million, $44.0 million, and $175.1 million, respectively. See note “9. Stockholders’ Equity” in Part II, Item 8, Notes to Consolidated Financial Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no significant off-balance sheet arrangements.

•	Contractual Obligations. Tabular disclosure of known contractual obligations as of December 29, 2013.

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

About Illumina

We are a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. Using our proprietary technologies, we provide innovative sequencing- and array-based solutions for genotyping, copy-number variation (CNV) analysis, methylation studies, and gene expression profiling of DNA and RNA. Our customers include leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies.

Our portfolio of instruments, consumables, and analysis tools are designed to simplify and accelerate genetic analysis. This portfolio addresses a broad range of genomic complexity, throughput, and price points, enabling customers to select the best solution for their scientific challenge. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and CNV analyses, as well as gene expression profiling and other DNA and RNA studies.

To provide our customers with more comprehensive sample-to-answer workflow solutions, we acquired: NextBio, a leader in clinical and genomic informatics, in November 2013; Advanced Liquid Logic Inc., a leader in digital microfluidics and liquid handling solutions, in July 2013; and Epicentre Technologies Corporation, a leading provider of nucleic acid sample preparation reagents and specialty enzymes for sequencing and microarray applications, in 2011.

During the last two years, we have taken significant steps to support our goal of becoming a leader in the reproductive health market by acquiring Verinata Health, Inc. (Verinata) in February 2013 and BlueGnome Ltd. (BlueGnome) in 2012. Our acquisition of Verinata further strengthened our focus on reproductive health by adding to our product portfolio Verinata’s verifi® prenatal test, a comprehensive non-invasive prenatal test (NIPT) for high-risk pregnancies, and what we believe to be the most comprehensive intellectual property portfolio in the NIPT industry. Our acquisition of BlueGnome, a leading provider of genetic solutions for the screening of chromosomal abnormalities associated with developmental delay, cancer, and infertility, expanded our ability to establish integrated solutions in reproductive health and cancer.

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

Funding Environment

While many of our customers receive funding from government agencies to purchase our products or services, we are diversifying our customer base to include more customers that do not depend on government funding. In 2013, approximately 45% of our total revenue came from customers who are not directly reliant on government agencies for funding. We estimate that less than 30% of our total revenue in 2013 came from academic or government customers in the United States that, directly or indirectly, derive funding from the U.S. National Institute of Health (NIH). NIH funding for the U.S. fiscal year 2014 is set to increase more than 3% compared to the 2013 sequestration budget, and we believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Our sequencing instrument installed base continued to expand in 2013, and we believe that expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio, will continue to drive demand for our next-generation sequencing technologies. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

Our portfolio of sequencing platforms represents a family of systems that are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications. Our MiSeq sequencing system is a low-cost desktop sequencing system that provides individual researchers with rapid turnaround time, high accuracy, and streamlined workflow. NextSeq 500, launched in January 2014, provides flexibility from whole genome sequencing to targeted panels in a desktop platform. Our HiSeq 2500 sequencing system allows customers to sequence an entire human genome in approximately a day. HiSeq X Ten, announced in January 2014, is a set of ten ultra-high-throughput sequencers built for large-scale human whole-genome sequencing with the ability to generate 1.8 terabases of DNA sequence per sequencer in less than three days.

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that life science researchers will migrate certain array studies to sequencing; however, we expect this decline to be offset by demand from customers in consumer, reproductive health, and applied markets. Additionally, demand in the array market has trended toward microarrays that have large-sample numbers at a lower complexity, thus having a lower selling price per sample, and we believe our innovation in microarray products supports the lower selling price.

Financial Overview

Financial highlights for 2013 include the following:

•	Net revenue increased by 24% in 2013 compared to 2012. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) was 64.2% in 2013, a decrease from 67.4% in 2012. Gross margin decreased in 2013 due in large part to an impairment charge associated with the discontinuation of the Eco and NuPCR product lines, higher amortization of acquired intangible assets, and legal contingencies associated with the Syntrix litigation matter. See note “10. Legal Proceedings” in Part II, Item 8 of this Form 10-K. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumable, instrument, and services; product mix changes between established products and new products in new markets; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations decreased by $66.6 million in 2013 compared to 2012. This was a result of higher operating expenses offsetting the increase in gross profit. During the current period, we recorded a $115.4 million legal contingency expense in operating expenses associated primarily with the Syntrix patent litigation matter. Additionally, our research and development expenses and selling, general and administrative expenses increased from the prior year by $45.7 million and $95.0 million, respectively, and we expect such expenses to continue to grow as we continue to invest in the growth of our business.

•
Our effective tax rate was 21.3% in 2013, as compared to 32.1% in 2012. The variance from the U.S. federal statutory tax rate of 35% in 2013 was primarily attributable to a higher mix of foreign earnings taxed at rates lower than the U.S. federal statutory tax rate and the retroactive reinstatement of the federal research and development credit for 2012 which was enacted in January 2013. These items offset the impact of recording a valuation allowance which was primarily related to the estimated limitation on utilizing foreign tax credits in the U.S. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of this Form 10-K for the fiscal year ended December 29, 2013. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

In 2013, the Internal Revenue Service began an audit of the corporate income tax return filed for fiscal year 2011. The Internal Revenue Service continues to gather information and has not yet proposed any adjustments to the filed return.

•	We ended 2013 with cash, cash equivalents, and short-term investments totaling $1.17 billion.

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 stated as a percentage of total revenue.

	2013	2012	2011
Revenue:
Product revenue	89.0%	91.9%	93.5%
Service and other revenue	11.0	8.1	6.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	28.7	27.6	29.2
Cost of service and other revenue	4.8	3.8	2.5
Amortization of acquired intangible assets	2.3	1.2	1.1
Total cost of revenue	35.8	32.6	32.8
Gross profit	64.2	67.4	67.2
Operating expense:
Research and development	19.5	20.1	18.7
Selling, general and administrative	26.8	24.9	24.8
Legal contingencies	8.1	—	—
Unsolicited tender offer related expense	1.0	2.0	—
Acquisition related (gain) expense, net	(0.8)	0.2	0.1
Headquarter relocation	0.2	2.3	4.0
Restructuring	—	0.4	0.8
Total operating expense	54.8	49.9	48.4
Income from operations	9.4	17.5	18.8
Other income (expense):
Interest income	0.3	1.4	0.7
Interest expense	(2.7)	(3.3)	(3.3)
Cost-method investment related gain, net	4.3	4.0	—
Other expense, net	(0.1)	(0.2)	(3.7)
Total other income (expense), net	1.8	1.9	(6.3)
Income before income taxes	11.2	19.4	12.5
Provision for income taxes	2.4	6.2	4.4
Net income	8.8%	13.2%	8.1%

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. Each of the years ended December 29, 2013, December 30, 2012, and January 1, 2012 were 52 weeks.

Revenue

	2013 - 2012				2012 - 2011
(Dollars in thousands)	2013	2012	Change	% Change	2011	Change	% Change
Product revenue	$1,264,656	$1,055,826	$208,830	20%	$987,280	$68,546	7%
Service and other revenue	156,522	92,690	63,832	69	68,255	24,435	36
Total revenue	$1,421,178	$1,148,516	$272,662	24%	$1,055,535	$92,981	9%

Product revenue consists primarily of revenue from sales of consumables and instruments. Services and other revenue consists primarily of instrument service contract revenue as well as sequencing and genotyping service revenue.

2013 Compared to 2012

Consumables revenue increased $151.0 million, or 21%, to $880.3 million in 2013 compared to $729.3 million in the prior year. The increase was primarily attributable to increased sales of sequencing consumables, driven by the growth in the installed base for both HiSeq and MiSeq systems, as well as higher consumable sales per HiSeq instrument in the installed base.

Instrument revenue increased $57.2 million, or 18%, to $371.5 million in 2013 compared to $314.3 million in the prior year, driven primarily by an increase in HiSeq shipments.

The increase in service and other revenue in 2013 compared to the prior year was driven by an increase in sequencing service volume and instrument service contract revenue as a result of our growing installed base.

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

Gross Margin

	2013 - 2012				2012 - 2011
(Dollars in thousands)	2013	2012	Change	% Change	2011	Change	% Change
Total gross profit	$911,887	$773,528	$138,359	18%	$709,098	$64,430	9%
Total gross margin	64.2%	67.4%			67.2%

2013 Compared to 2012

Gross profit in 2013 increased in comparison to the prior year, primarily due to the increase in revenue. Gross margin decreased in 2013 in comparison to the prior year, primarily due to impairments associated with the discontinuation of the Eco and NuPCR product lines, an increase in amortization of acquired intangible assets due to recent acquisitions, and an increase in legal contingencies, which had an aggregate impact to gross margins of 3.9%. Acquisitions also contributed to the decrease in gross margin. These decreases were partially offset by the favorable impacts from higher instrument margins, higher mix of sequencing consumables, and operational efficiencies.

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

Operating Expense

	2013 - 2012				2012 - 2011
(Dollars in thousands)	2013	2012	Change	% Change	2011	Change	% Change
Research and development	$276,743	$231,025	$45,718	20%	$196,913	$34,112	17%
Selling, general and administrative	381,040	285,991	95,049	33	261,843	24,148	9
Legal contingencies	115,369	—	115,369	100	—	—	—
Unsolicited tender offer related expense	13,621	23,136	(9,515)	(41)	—	23,136	100
Acquisition related (gain) expense, net	(11,617)	2,774	(14,391)	(519)	919	1,855	202
Headquarter relocation	2,624	26,328	(23,704)	(90)	41,826	(15,498)	(37)
Restructuring	—	3,522	(3,522)	(100)	8,136	(4,614)	(57)
Total operating expense	$777,780	$572,776	$205,004	36%	$509,637	$63,139	12%

2013 Compared to 2012

Research and development expense increased by $45.7 million, or 20%, in 2013 from 2012, primarily due to increased headcount and consulting services as we continue to increase our investment in the development of new products as well as enhancements to existing products. In 2012, we recorded a $21.4 million impairment charge for an in-process research and development asset. The lack of such charge in 2013 partially offset the increase in overall research and development expense.

Selling, general and administrative expense increased by $95.0 million, or 33% in 2013 from 2012. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company and our focus on global business process improvements, as well as increased amortization of intangible assets.

Recently completed acquisitions also contributed to the increases in research and development expense and selling, general and administrative expense.

During 2013, we recorded $115.4 million in legal contingency charges within operating expenses primarily related to the Syntrix litigation matter. The amount recorded in operating expenses included the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the jury verdict date. See additional discussions on this matter in note “10. Legal Proceedings” in Part II, Item 8 of this form 10-K.

During 2013, we recorded $13.6 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory related expenses decreased from the prior year as the advisory service arrangements were completed.

Acquisition related (gain) expense, net, in 2013 primarily consisted of gains from changes in fair value of contingent consideration of $18.8 million. Such gains were partially offset by transaction and other acquisition related costs of $7.2 million. Acquisition related (gain) expense, net in the prior year consisted of changes in fair value of contingent consideration of $2.0 million and transaction costs of $0.8 million.

We completed the relocation of our headquarters in 2012. During 2013, we recorded additional cease-use loss due to a delay in the sublease of portions of our prior headquarters and accretion of interest expense related to the facility exit obligation recorded upon vacating our former headquarters. Headquarter relocation expense recorded in 2012 consisted of cease-use loss recorded upon vacating our prior headquarters, accretion expense related to the facility exit obligation, double rent expense during the transition to our new facility, and moving expenses.

In late 2011, we announced restructuring plans to reduce our global workforce and to consolidate certain facilities. As a result of the restructuring effort, we recorded additional restructuring charges of $3.5 million during 2012, comprised primarily of severance pay and other employee separation costs. Restructuring activities were completed during 2012.

2012 Compared to 2011

Research and development expense increased by $34.1 million, or 17%, in 2012 from 2011 primarily due to a $21.4 million impairment loss recognized for IPR&D recorded as a result of a prior acquisition and increased personnel expenses as we continue to increase our investment in projects to develop and commercialize new products. In addition, we incurred increased facilities expenses in 2012 as the rental fees for our current headquarters are higher than our prior facility.

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

Acquisition related (gain) expense, net, in 2012 consisted of acquisition transaction costs of $0.8 million and changes in fair value of contingent consideration of $2.0 million. Acquisition related (gain) expense, net in 2011 consisted of gains related to changes in fair value of contingent consideration offset by acquired in-process research and development of $5.4 million related to a milestone payment for a prior acquisition.

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

Other Income (Expense), Net

	2013 - 2012				2012 - 2011
(Dollars in thousands)	2013	2012	Change	% Change	2011	Change	% Change
Interest income	$4,887	$16,208	$(11,321)	(70)%	7,052	9,156	130%
Interest expense	(39,690)	(37,779)	(1,911)	5	(34,790)	(2,989)	9
Cost-method investment related gain, net	61,357	45,911	15,446	34	—	45,911	100
Other expense, net	(1,347)	(2,484)	1,137	(46)	(38,678)	36,194	(94)
Total other income (expense), net	$25,207	$21,856	$3,351	15%	$(66,416)	$88,272	(133)%

2013 Compared to 2012

Interest income primarily consisted of returns from our investment portfolio. Interest income decreased in 2013 from 2012 as a result of a decrease in our investment portfolio balance as well as a decline in average market rates during the period. Furthermore, interest income in 2012 included a $6.0 million recovery of a note receivable. Interest expense in 2013 remained relatively consistent as compared to 2012 and consisted primarily of accretion of discount on our convertible senior notes.

In 2013, we recognized $61.4 million in gains from sales of cost-method investments, of which $55.2 million related to the sale of our minority ownership interest in Oxford Nanopore Technologies Ltd. Cost-method investment related gain in 2012 consisted of a gain of $48.6 million on the sale of our minority ownership interest in deCODE Genetics, partially offset by an impairment loss of $2.7 million on another cost-method investment that was determined to be other-than-temporarily impaired.

Other expense, net, in 2013 and 2012 primarily consisted of net foreign exchange losses and losses on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014.

2012 Compared to 2011

Interest income increased in 2012 primarily due to a $6.0 million recovery of a previously impaired note receivable and an increase in realized gains from our investment portfolio. Interest expenses in both 2012 and 2011 are primarily comprised of accretion of the discount on our convertible senior notes.

Cost-method investment related gain in 2012 consisted of a gain of $48.6 million on the sale of our minority ownership interest in deCODE Genetics, partially offset by an impairment loss of $2.7 million on another cost-method investment that was determined to be other-than-temporarily impaired.

Other expense, net in 2012 primarily consisted of foreign exchange losses. Other expense, net, in 2011 primarily consisted of a $37.6 million loss on the extinguishment of debt recorded on conversions of our 0.625% convertible senior notes due 2014.

Provision for Income Taxes

	2013 - 2012				2012 - 2011
(Dollars in thousands)	2013	2012	Change	% Change	2011	Change	% Change
Income before income taxes	$159,314	$222,608	$(63,294)	(28)%	$133,045	$89,563	67%
Provision for income taxes	34,006	71,354	(37,348)	(52)	46,417	24,937	54
Net income	$125,308	$151,254	$(25,946)	(17)%	$86,628	$64,626	75%
Effective tax rate	21.3%	32.1%			34.9%

2013 Compared to 2012

Our effective tax rate was 21.3% in 2013, as compared to 32.1% in 2012. The variance from the U.S. federal statutory tax rate of 35% in 2013 was primarily attributable to a higher mix of foreign earnings taxed at rates lower than the U.S. federal statutory tax rate and the retroactive reinstatement of the federal research and development credit for 2012 which was enacted in January 2013. These items offset the impact of recording a valuation allowance which was primarily related to the estimated limitation on utilizing foreign tax credits in the U.S. In 2012 the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the change in the mix of earnings in tax jurisdictions with different statutory rates.

The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, included the retroactive reinstatement of the federal research and development credit from January 1, 2012 through December 31, 2013. Our provision for income taxes for the year ended December 30, 2012 did not include the impact of the federal research credit generated in 2012 since the law was enacted subsequent to our 2012 reporting period. Instead, the retroactive reinstatement of the federal research credit generated in 2012 reduced our provision for income taxes for 2013 by approximately $2.9 million.

2012 Compared to 2011

Our effective tax rate was 32.1% for 2012. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the change in the mix of earnings in tax jurisdictions with different statutory rates. The effective tax rate in 2011 was 34.9%, which closely approximated the U.S. federal statutory tax rate because a significant portion of our earnings were subject to U.S. taxation.

Liquidity and Capital Resources

At December 29, 2013, we had approximately $711.6 million in cash and cash equivalents, a $277.7 million increase from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at December 29, 2013 were approximately $412.6 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. At December 29, 2013, we have $454.0 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities will be sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	repayments of debt obligations; and

•	the expansion needs of our facilities, including costs of leasing additional facilities.

As of December 29, 2013, $29.6 million principal amount of our 0.625% convertible senior notes due 2014 remained outstanding, with a maturity date of February 15, 2014. $920.0 million in principal amount of our convertible senior notes due 2016 (“2016 Notes”) remained outstanding as of December 29, 2013. The 2016 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock prior to maturity if the trading price of our common stock remains at least 130% above $83.55 for a sustained period. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock.

As of December 29, 2013, we have $49.5 million in fair value of contingent considerations associated with prior acquisitions to be settled in future periods.

Our Board of Directors authorized several common stock repurchase programs. In 2013, we used $50.0 million to repurchase our outstanding shares under these programs. As of December 29, 2013, we had authorization from our Board of Directors to repurchase up to an additional $117.5 million of our common stock. On January 30, 2014, our Board of Directors authorized an additional $250.0 million to repurchase shares of our common stock on a discretionary basis. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash flow Summary

(In thousands)	2013	2012	2011
Net cash provided by operating activities	$386,421	$291,873	$358,140
Net cash used in investing activities	(69,649)	(150,012)	(400,999)
Net cash (used in) provided by financing activities	(38,719)	(10,755)	97,016
Effect of exchange rate changes on cash and cash equivalents	(397)	(103)	(126)
Net increase in cash and cash equivalents	$277,656	$131,003	$54,031

Operating Activities

Cash provided by operating activities in 2013 consisted of net income of $125.3 million, net adjustments of $107.7 million, and a change in net operating assets and liabilities of $153.4 million. The primary non-cash expenses added back to net income included share-based compensation of $105.8 million, depreciation and amortization expenses related to property and equipment and intangible assets of $97.9 million, accretion of debt discount of $36.2 million, and impairments of $25.2 million. The adjustments to net income also included $61.4 million in cost-method investment related gain, $36.7 million in deferred income taxes, and $56.7 million in incremental tax benefit related to share-based compensation. The main driver in the change in net operating assets was an increase in legal contingencies due to a patent litigation.

Cash provided by operating activities in 2012 consisted of net income of $151.3 million plus net adjustments of $158.6 million, offset by a change in net operating assets of $18.0 million. The primary non-cash expenses added back to net income included share-based compensation of $94.3 million, depreciation and amortization expenses related to property and equipment and intangible assets of $65.3 million, impairment of IPR&D of $21.4 million, and the accretion of debt discount of $35.0 million. The adjustments to net income also included $20.8 million in incremental tax benefit related to share-based compensation, $45.9 million in net cost-method investment related gain, and $6.0 million in recovery of a previously impaired note receivable. The main drivers in the change in net operating assets included increases in accounts receivable, inventory, accounts payable, and accrued liabilities.

Cash provided by operating activities in 2011 consisted of net income of $86.6 million plus net adjustments of $236.5 million and changes in net operating assets of $35.0 million. The primary non-cash expenses added back to net income included share-based compensation of $92.1 million, depreciation and amortization expenses related to property and equipment and intangible assets of $69.2 million, debt extinguishment loss of $37.6 million, and the accretion of debt discount of $32.2 million. The adjustments to net income also included $46.4 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets included increases in accrued liabilities, and decreases in inventory and accounts payable.

Investing Activities

Cash used in investing activities totaled $69.6 million in 2013. We purchased $364.0 million of available-for-sale securities and $812.8 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $523.5 million for acquisitions, and invested $79.2 million in capital expenditures primarily associated with the purchase of manufacturing, research, and development equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $150.0 million in 2012. We purchased $925.5 million of available-for-sale securities and $898.8 million of our available-for-sale securities matured or were sold during the period. We received $50.8 million in proceeds from a sale of a cost-method investment and used $15.9 million for purchases of strategic investments. We also paid net cash of $83.2 million for acquisitions, used $12.2 million for purchases of intangible assets, and invested $68.8 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems. In addition, we received $6.0 million from recovery of a note previously impaired.

Cash used in investing activities totaled $401.0 million in 2011. During the year we purchased $1.3 billion of available-for-sale securities, and $1.1 billion of our available-for-sale securities matured or were sold during 2011. We used $58.3 million, net of cash acquired, in an acquisition and $13.8 million in the purchases of strategic investments. We also incurred $77.8 million in capital expenditures primarily associated with the purchase of manufacturing, R&D, and servicing equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Cash used in financing activities totaled $38.7 million in 2013. We received $94.5 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, used $50.0 million to repurchase our common stock, and used $125.0 million for retirement of warrants. In addition, we received $56.7 million in incremental tax benefit related to share-based compensation.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 29, 2013, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of December 29, 2013, aggregated by type (amounts in thousands):

	Payments Due by Period(1)
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$955,412	$31,962	$923,450	$—	$—
Leases	553,619	30,400	60,615	67,262	395,342
Purchase obligations	15,132	9,063	5,007	1,062	—
Amounts due under executive deferred compensation plan	14,957	14,957	—	—	—
Total	$1,539,120	$86,382	$989,072	$68,324	$395,342
_______________________________________

(1)
The table excludes $132.9 million of contingent legal liability, $128.0 million of contingent consideration payments related to acquisitions, and $49.0 million of uncertain tax positions. These items were excluded because we cannot make reasonably reliable estimates regarding the timing and amounts of the settlement of such contingent payments or uncertain positions, if any. See notes “10. Legal Proceedings”, “3. Acquisitions”, and “11. Income Taxes”, respectively, in Part II, Item 8 of this Form 10-K for further discussions of these items.

(2)
Debt obligations include the principal amount of our convertible senior notes due 2016 and 2014, as well as interest payments to be made under the notes. Although these notes mature in 2016 and 2014 respectively, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “6. Convertible Senior Notes” in Part II, Item 8 of this Form 10-K for further discussion of the terms of the convertible senior notes.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services and instrument service contracts. The timing of revenue recognition and the amount of revenue recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves significant judgment and estimates.

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

In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If there are refund rights or payment terms based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectibility based on a number of factors, including past transaction history and the creditworthiness of the customer. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until receipt of payment.

We regularly enter into contracts where revenue is derived from multiple deliverables including products or services. These products or services are generally delivered within a short time frame, approximately three to six months, of the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

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

Investments

We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury securities. As of December 29, 2013, we have $454.0 million in short-term investments. In accordance with the accounting standard for fair value measurements, we classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

As discussed in note “5. Fair Value Measurements” in Part II, Item 8 of this Form 10-K, a majority of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statement of financial positions.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze customer accounts, review the length of time receivables are outstanding, review historical loss rates and assess current economic trends that may impact the level of credit losses in the future. Our gross trade accounts receivables totaled $242.6 million and the allowance for doubtful accounts was $3.7 million at December 29, 2013. Our allowance for doubtful accounts has generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we may need to increase our reserves if the financial conditions of our customers deteriorate.

Inventory Valuation

Inventories are stated at lower of cost or market. We record adjustments to inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We must make assumptions about future demand, market conditions, and the release of new products that will supersede old ones. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. Our gross inventory totaled $172.0 million and the cumulative adjustment for potentially excess and obsolete inventory was $17.9 million at December 29, 2013. Historically, our inventory adjustment has been adequate to cover our losses. However, if actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

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

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting unit, we may be required to record future impairment charges for purchased intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

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

Cease-Use Loss upon Exit of Facility

We may, from time to time, relocate or consolidate our office locations and cease to use a facility for which the lease continues beyond the cease-use date. We estimate cease-use loss as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and leasehold improvements. In this process, management is required to make significant judgments to estimate the present value of future cash flows from the assumed sublease, including the amount and timing of estimated sublease rental receipts, and the risk-adjusted discount rate. These assumptions are subjective in nature and the actual future cash flows could differ from our estimates, resulting in significant adjustments to the cease-use loss recorded.

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

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Based on the available evidence as of December 29, 2013, we were not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, we recorded a valuation allowance of $19.1 million against certain U.S. deferred tax assets.

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

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. In addition, if a 100 basis point change in overall interest rates were to occur in 2014, our interest income would change by approximately $11.7 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of December 29, 2013.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. During 2011, we issued $920 million in aggregate principal amount of our 0.25% convertible senior notes due 2016. At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock in each case under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price for a sustained period at 130% above the conversion price of $83.55, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the notes is 4.5%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the notes would result in a loss of approximately $2.2 million.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than the company’s U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro, Yen, British pound sterling, Australian dollar, and Singapore dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We recorded a $4.3 million net currency exchange loss for the fiscal year ended December 29, 2013 on business transactions, excluding hedging transactions, which are included in other income (expense), net, in our consolidated statements of income.

We use forward exchange contracts to manage a portion of the foreign currency exposure risk for foreign subsidiaries with monetary assets and liabilities denominated in currencies other than the U.S. dollar. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of December 29, 2013, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $54.7 million.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Illumina, Inc.
We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. at December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Illumina, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 18, 2014

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$711,637	$433,981
Short-term investments	453,966	916,223
Accounts receivable, net	238,946	214,975
Inventory	154,099	158,718
Deferred tax assets, current portion	36,076	30,451
Prepaid expenses and other current assets	22,811	32,700
Total current assets	1,617,535	1,787,048
Property and equipment, net	202,666	166,167
Goodwill	723,061	369,327
Intangible assets, net	331,173	130,196
Deferred tax assets, long-term portion	88,480	40,183
Other assets	56,091	73,164
Total assets	$3,019,006	$2,566,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,655	$65,727
Accrued liabilities	219,120	201,877
Long-term debt, current portion	29,288	36,967
Total current liabilities	322,063	304,571
Long-term debt	839,305	805,406
Long-term legal contingencies	132,933	—
Other long-term liabilities	191,221	134,369
Commitments and contingencies
Conversion option subject to cash settlement	282	3,158
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized; no shares issued and outstanding at December 29, 2013 and December 30, 2012	—	—
Common stock, $0.01 par value, 320,000 shares authorized; 175,205 shares issued and 127,723 outstanding at December 29, 2013; 170,171 shares issued and 123,943 outstanding at December 30, 2012	1,753	1,703
Additional paid-in capital	2,562,705	2,419,831
Accumulated other comprehensive income	1,234	2,123
Retained earnings	207,855	82,547
Treasury stock, 47,482 shares and 46,228 shares at cost at December 29, 2013 and December 30, 2012, respectively	(1,240,345)	(1,187,623)
Total stockholders’ equity	1,533,202	1,318,581
Total liabilities and stockholders’ equity	$3,019,006	$2,566,085

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenue:
Product revenue	$1,264,656	$1,055,826	$987,280
Service and other revenue	156,522	92,690	68,255
Total revenue	1,421,178	1,148,516	1,055,535
Cost of revenue:
Cost of product revenue	407,877	317,283	308,228
Cost of service and other revenue	67,811	43,552	26,118
Amortization of acquired intangible assets	33,603	14,153	12,091
Total cost of revenue	509,291	374,988	346,437
Gross profit	911,887	773,528	709,098
Operating expense:
Research and development	276,743	231,025	196,913
Selling, general and administrative	381,040	285,991	261,843
Legal contingencies	115,369	—	—
Unsolicited tender offer related expense	13,621	23,136	—
Acquisition related (gain) expense, net	(11,617)	2,774	919
Headquarter relocation	2,624	26,328	41,826
Restructuring	—	3,522	8,136
Total operating expense	777,780	572,776	509,637
Income from operations	134,107	200,752	199,461
Other income (expense):
Interest income	4,887	16,208	7,052
Interest expense	(39,690)	(37,779)	(34,790)
Cost-method investment related gain, net	61,357	45,911	—
Other expense, net	(1,347)	(2,484)	(38,678)
Total other income (expense), net	25,207	21,856	(66,416)
Income before income taxes	159,314	222,608	133,045
Provision for income taxes	34,006	71,354	46,417
Net income	$125,308	$151,254	$86,628
Net income per basic share	$1.00	$1.23	$0.70
Net income per diluted share	$0.90	$1.13	$0.62
Shares used in calculating basic net income per share	125,076	122,999	123,399
Shares used in calculating diluted net income per share	139,936	133,693	138,937

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net income	$125,308	$151,254	$86,628
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(889)	6	352
Total comprehensive income	$124,419	$151,260	$86,980
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other	Retained Earnings			Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Deficit)	Shares	Amount	Equity
	(In thousands)
Balance as of January 2, 2011	151,513	1,516	1,891,288	1,765	(155,335)	(24,904)	(541,559)	1,197,675
Net income	—	—	—	—	86,628	—	—	86,628
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	352	—	—	—	352
Issuance of common stock, net of repurchases	15,194	152	104,268	—	—	(19,990)	(572,207)	(467,787)
Convertible note, equity portion, net of tax and issuance costs	—	—	155,366	—	—	—	—	155,366
Tax impact from the issuance of convertible debt	—	—	(59,427)	—	—	—	—	(59,427)
Tax benefit related to conversions of convertible debt	—	—	11,409	—	—	—	—	11,409
Reclassification of conversion option subject to cash settlement	—	—	7,667	—	—	—	—	7,667
Share-based compensation	—	—	92,153	—	—	—	—	92,153
Net incremental tax benefit related to share-based compensation	—	—	43,122	—	—	—	—	43,122
Equity based contingent compensation	—	—	3,457	—	—	—	—	3,457
Issuance of treasury stock	—	—	597	—	—	229	4,003	4,600
Balance as of January 1, 2012	166,707	1,668	2,249,900	2,117	(68,707)	(44,665)	(1,109,763)	1,075,215
Net income	—	—	—	—	151,254	—	—	151,254
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	6	—	—	—	6
Issuance of common stock, net of repurchases	3,464	35	55,106	—	—	(1,875)	(83,306)	(28,165)
Reclassification of conversion option subject to cash settlement	—	—	2,565	—	—	—	—	2,565
Share-based compensation	—	—	94,385	—	—	—	—	94,385
Net incremental tax benefit related to share-based compensation	—	—	17,015	—	—	—	—	17,015
Equity based contingent compensation	—	—	6,306	—	—	—	—	6,306
Issuance of treasury stock	—	—	(5,446)	—	—	312	5,446	—
Balance as of December 30, 2012	170,171	1,703	2,419,831	2,123	82,547	(46,228)	(1,187,623)	1,318,581
Net income	—	—	—	—	125,308	—	—	125,308
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(889)	—	—	—	(889)
Issuance of common stock, net of repurchases	5,034	50	98,215	—	—	(1,254)	(52,722)	45,543
Reclassification of conversion option subject to cash settlement	—	—	2,338	—	—	—	—	2,338
Share-based compensation	—	—	105,771	—	—	—	—	105,771
Net incremental tax benefit related to share-based compensation	—	—	53,032	—	—	—	—	53,032
Equity based contingent compensation	—	—	8,278	—	—	—	—	8,278
Fair value of options assumed in acquisition	—	—	240	—	—	—	—	240
Warrant retirement	—	—	(125,000)	—	—	—	—	(125,000)
Balance as of December 29, 2013	175,205	$1,753	$2,562,705	$1,234	$207,855	(47,482)	$(1,240,345)	$1,533,202

See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$125,308	$151,254	$86,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50,810	48,249	55,575
Amortization of intangible assets	47,115	17,070	13,617
Share-based compensation expense	105,826	94,324	92,092
Accretion of debt discount	36,237	35,004	32,173
Change in facility exit obligation	2,624	22,367	23,638
Contingent compensation expense	8,278	6,306	3,457
Incremental tax benefit related to share-based compensation	(56,678)	(20,783)	(46,354)
Deferred income taxes	(36,663)	(21,698)	19,227
Change in fair value of contingent consideration	(18,784)	1,975	(4,500)
Cost-method investment related gain, net	(61,357)	(45,911)	—
Impairments	25,214	21,438	—
Loss on extinguishment of debt	555	—	37,611
Other	4,533	251	9,949
Changes in operating assets and liabilities:
Accounts receivable	(15,928)	(34,441)	(7,011)
Inventory	6,217	(23,707)	22,152
Prepaid expenses and other current assets	1,783	(3,062)	(2,016)
Other assets	(16,357)	(2,903)	(4,004)
Accounts payable	2,389	15,112	(21,097)
Accrued liabilities	38,550	24,388	38,945
Long-term legal contingencies	132,933	—	—
Other long-term liabilities	3,816	6,640	8,058
Net cash provided by operating activities	386,421	291,873	358,140
Cash flows from investing activities:
Purchases of available-for-sale securities	(364,001)	(925,478)	(1,310,269)
Sales of available-for-sale securities	523,635	498,371	568,447
Maturities of available-for-sale securities	289,197	400,379	492,444
Net cash paid for acquisitions	(523,501)	(83,156)	(58,302)
Proceeds from (purchases of) strategic investments	95,580	40,881	(13,769)
Purchases of property and equipment	(79,215)	(68,781)	(77,800)
Cash paid for intangible assets	(11,344)	(12,228)	(1,750)
Net cash used in investing activities	(69,649)	(150,012)	(400,999)
Cash flows from financing activities:
Payments on current portion of long-term financing obligations	(10,852)	—	(349,874)
Payments on acquisition related contingent consideration liability	(3,985)	(3,374)	—
Proceeds from issuance of convertible notes	—	—	903,492
Incremental tax benefit related to share-based compensation	56,678	20,783	46,354
Common stock repurchases	(50,020)	(82,522)	(570,406)
(Payments for) proceeds from warrant settlements	(125,000)	—	5,512
Proceeds from issuance of common stock	94,460	54,358	61,938
Net cash (used in) provided by financing activities	(38,719)	(10,755)	97,016
Effect of exchange rate changes on cash and cash equivalents	(397)	(103)	(126)
Net increase in cash and cash equivalents	277,656	131,003	54,031
Cash and cash equivalents at beginning of year	433,981	302,978	248,947
Cash and cash equivalents at end of year	$711,637	$433,981	$302,978

Supplemental cash flow information:
Cash paid for income taxes	$50,086	$74,037	$9,806
Unsettled short-term investments purchase	$—	$9,154	$—
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Illumina, Inc. is a leading developer, manufacturer, and marketer of life science tools and integrated systems for the analysis of genetic variation and function. Using its proprietary technologies, Illumina provides innovative sequencing- and array-based solutions for genotyping, copy-number variation analysis, methylation studies, and gene expression profiling of DNA and RNA. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. Each of the years ended December 29, 2013, December 30, 2012, and January 1, 2012 were 52 weeks.

Use of Estimates

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Segment Information

For fiscal year 2013 and prior, the Company was organized in two operating segments for purposes of recording and reporting its financial results: Life Sciences and Diagnostics. The Life Sciences operating segment included all products and services related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, and real-time polymerase chain reaction (PCR) technologies. The Diagnostics operating segment focused on the clinical and personalized application of the Company’s products and services for such uses as diagnosing disease, identifying genetic abnormalities, and identifying effective treatment therapies, with an initial emphasis on reproductive health and cancer. During all periods presented, the Diagnostics operating segment was immaterial to the financial statements as a whole. Accordingly, the financial results for both operating segments have been reported on an aggregate basis as one reportable segment.

In late 2013, the Company announced organizational changes effective December 30, 2013 for the primary purpose of achieving scalability in business operations to support the growth in its strategic markets. The Company separated the roles of the Chief Executive Officer and the President, with core market and operational functions centralized and reporting to the President. Corporate functions and the President report to the CEO. As a result, the Company began operations as one operating segment as of December 30, 2013, and will continue to report under one reportable segment.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Government. A significant change in current research funding, particularly with respect to the National Institutes of Health, could have a material adverse impact on the Company’s future revenues and results of operations.

The Company is also subject to risks related to its financial instruments including its cash and cash equivalents, investments, and accounts receivable. Most of the Company’s cash and cash equivalents as of December 29, 2013 were deposited with U.S. financial institutions, either domestically or with their foreign branches. The Company’s investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio at the time of purchase and to any one industry sector, as defined by Bloomberg classifications, to 25% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in U.S. Treasury securities, debt securities in U.S. government-sponsored entities, and money market funds.

The Company’s products require customized products and components that currently are available from a limited number of sources. The Company sources certain key products and components included in its products from single vendors.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or enter into netting arrangements. Shipments to customers outside the United States comprised 50%, 51%, and 50% of the Company’s revenue for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively. Customers outside the United States represented 52% and 54% of the Company’s gross trade accounts receivable balance as of December 29, 2013 and December 30, 2012, respectively.

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. The Company has historically not experienced significant credit losses from investments and accounts receivable. Approximately 18% of the Company’s revenue is derived from European countries other than the United Kingdom. As the credit and economic conditions in certain southern European countries continue to deteriorate, the Company regularly reviews its outstanding accounts receivables in these countries and assesses the allowance for doubtful accounts accordingly. As of December 29, 2013, outstanding accounts receivables beyond standard payment terms from these countries accounted for less than 5% of the Company’s accounts receivable balance, and the Company has not experienced significant difficulties in collecting the accounts receivable outstanding in these countries.

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

Functional Currency

The U.S. dollar is the functional currency of the Company’s international operations. The Company remeasures its foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in other expense, net in the consolidated statements of income.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The Company measures all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. Contingent purchase considerations to be settled in cash are remeasured to estimated fair value at each reporting period with the change in fair value recorded in acquisition related (gain) expense, net, a component of operating expenses. In addition, the Company capitalizes in-process research and development (IPR&D) and either amortizes it over the life of the product upon commercialization, or impairs it if the project is abandoned. Post-acquisition adjustments in deferred tax asset valuation allowances and liabilities for uncertain tax positions are recorded in current period income tax expense.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Short-term investments consist of U.S. Treasury securities, debt securities in U.S. government-sponsored entities, and corporate debt securities. Management classifies short-term investments as available-for-sale at the time of purchase and evaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of their cost basis. Realized gains, losses, and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of income.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves specific receivables if collectibility is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve.

Inventory

Inventory is stated at the lower of cost or market, on a first in, first out basis. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed or expired. Provisions for slow moving, excess, and obsolete inventories are estimated based on product life cycles, quality issues, historical experience, and usage forecasts.

Property and Equipment

Property and equipment are stated at cost, subject to review of impairment, and depreciated over the estimated useful lives of the assets, which generally range from three to seven years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or the estimated useful life of the related assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

Leases

Leases are reviewed and classified as capital or operating at their inception. The Company records rent expense on a straight-line basis over the term of the lease, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued liabilities and other long-term liabilities. Landlord allowances are amortized on a straight-line basis over the lease term as a reduction to rent expense. The Company capitalizes leasehold improvements and amortizes the value over the shorter of the lease term or expected useful lives.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Headquarter relocation expenses consisted of expenses such as accelerated depreciation expense, impairment of assets, additional rent expense during the transition period when both the new and former headquarter facilities were occupied, moving expenses, cease-use losses, and accretion of interest expense on lease exit liability.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 29, 2013 was due to goodwill recorded in connection with acquisitions. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2013, noting no impairment.

IPR&D, which also has an indefinite useful life, is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. The IPR&D impairment test requires the Company to assess the fair value of the asset as compared to its carrying value and record an impairment charge if the carrying value exceeds the fair value. During the second fiscal quarter of 2012, the Company recorded $21.4 million in impairment charges of IPR&D within research and development expenses in the consolidated statements of income, when resources previously assigned to the research project were re-directed with no plans for additional investments to be made to the project in the foreseeable future.

The Company’s identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, customer relationships, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

The Company regularly performs reviews to determine if any event has occurred that may indicate its intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, the Company performs an impairment test to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows the Company’s strategic business objectives, and the pattern of utilization of a particular asset.

During 2013, the Company decided to discontinue its Eco and NuPCR product lines to better align its product portfolio with its core strategy. As a result, the Company recorded a total impairment charge of $25.2 million in cost of product revenue, $22.9 million of which related to identifiable intangible assets, including developed technology and license agreements.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. To manage a portion of the accounting exposure resulting from changes in foreign currency exchange rates, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other expense, net, along with an offsetting remeasurement gain or loss on the underlying foreign currency denominated assets or liabilities.

As of December 29, 2013, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of December 29, 2013 and December 30, 2012, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $54.7 million and $51.2 million, respectively. Non-designated foreign exchange forward contract related gain was $3.5 million for the year ended December 29, 2013 and immaterial for the years ended December 30, 2012 and January 1, 2012.

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

Revenue Recognition

The Company’s revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services and instrument service contracts.

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

In order to assess whether the price is fixed or determinable, the Company evaluates whether refund rights exist. If there are refund rights or payment terms based on future performance, the Company defers revenue recognition until the price becomes fixed or determinable. The Company assesses collectibility based on a number of factors, including past transaction history and the creditworthiness of the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until receipt of payment.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fiscal year ended January 1, 2012, the Company completed its Genome Analyzer trade-in program that enabled certain Genome Analyzer customers to trade in their Genome Analyzer and receive a discount on the purchase of a HiSeq 2000. The incentive was limited to customers who had purchased a Genome Analyzer prior to the beginning of the incentive program in early 2010 and was the only significant trade-in program offered by the Company.  The Company accounted for HiSeq 2000 discounts related to the Genome Analyzer trade-in program as reductions to revenue upon recognition of the HiSeq 2000 sales revenue, which is later than the date the trade-in program was launched.

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

Share-Based Compensation

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options granted and stock purchases under the Employee Stock Purchase Plan (ESPP). This model incorporates various assumptions including expected volatility, expected term of an award, expected dividends, and the risk-free interest rates. The Company determines the expected volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility of the Company’s common stock over the most recent period is generally commensurate with the estimated expected term of the Company’s stock awards, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected term of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that the Company has never declared or paid cash dividends on its common stock and does not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. The fair value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant. The Company recognizes the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards.

Shipping and Handling Expenses

Shipping and handling expenses are included in cost of product revenue.

Research and Development

Research and development expenses include personnel expenses, contractor fees, license fees, facilities costs, and utilities. Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $14.5 million, $10.5 million, and $9.4 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

During the year ended January 1, 2012, the Company announced and executed a restructuring plan to reduce the Company’s workforce and to consolidate certain facilities. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily consisted of severance pay and other separation costs such as outplacement services and benefits.

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

Net Income per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period.

Dilutive potential common shares consist of shares issuable under convertible senior notes, equity awards, and warrants. Convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards and warrants are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of equity awards and warrants; the average amount of unrecognized compensation expense for equity awards; and estimated tax benefits that will be recorded in additional paid-in capital when the expenses related to equity awards become deductible. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and therefore excluded.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of weighted average number of shares used to calculate basic and diluted net income per share (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Weighted average shares outstanding	125,076	122,999	123,399
Effect of dilutive potential common shares from:
Convertible senior notes	1,340	967	3,783
Equity awards	4,404	3,906	4,703
Warrants	9,116	5,821	7,052
Weighted average shares used in calculating diluted net income per share	139,936	133,693	138,937
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	996	2,556	2,418

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Accumulated other comprehensive income on the consolidated balance sheets at December 29, 2013 and December 30, 2012 includes accumulated foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale securities.

The components of accumulated other comprehensive income are as follows (in thousands):

	December 29, 2013	December 30, 2012
Foreign currency translation adjustments	$1,289	$1,289
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(55)	834
Total accumulated other comprehensive income	$1,234	$2,123

2.	Balance Sheet Account Details
Short-Term Investments
The following is a summary of short-term investments (in thousands):

	December 29, 2013				December 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government-sponsored entities	$82,226	$18	$(101)	$82,143	$314,638	$251	$(16)	$314,873
Corporate debt securities	342,034	312	(376)	341,970	471,989	1,059	(187)	472,861
U.S. Treasury securities	29,795	58	—	29,853	128,256	233	—	128,489
Total available-for-sale securities	$454,055	$388	$(477)	$453,966	$914,883	$1,543	$(203)	$916,223

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2013, the Company had 111 available-for-sale securities in a gross unrealized loss position which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or the recovery of the cost basis. The following table shows the estimated fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position for less than twelve months as of December 29, 2013 and December 30, 2012, respectively, aggregated by investment category (in thousands):

	December 29, 2013		December 30, 2012
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debt securities in government-sponsored entities	$73,362	$(101)	$28,176	$(16)
Corporate debt securities	168,118	(373)	130,224	(187)
Total	$241,480	$(474)	$158,400	$(203)

Realized gains and losses are determined based on the specific identification method and are reported in interest income. To conform to the current year classification, the Company reclassified in the consolidated statements of cash flows, $235.0 million and $332.4 million of callable bonds redeemed prior to maturity from sales to maturities of available-for-sale securities for the years ended December 30, 2012 and January 1, 2012, respectively.

Contractual maturities of available-for-sale debt securities as of December 29, 2013 are as follows (in thousands):

Estimated Fair Value
Due within one year	$127,081
After one but within five years	326,885
Total	$453,966

Cost-Method Investments

As of December 29, 2013 and December 30, 2012, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $22.1 million and $56.3 million, respectively, which were included in other assets. The Company’s cost-method investments are assessed for impairment quarterly. The Company does not estimate the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

During the year ended December 29, 2013, the Company recorded cost-method investment related gains of $61.4 million, of which $55.2 million related to the sale of the Company’s minority interest in Oxford Nanopore Technologies Ltd. During the year ended December 30, 2012, the Company recorded $48.6 million in a gain from the sale of its minority ownership interest in deCODE Genetics, Inc. and $6.0 million in interest income from the recovery of a previously impaired loan from an investee.

No impairment losses were recorded during the years ended December 29, 2013 and January 1, 2012. During the year ended December 30, 2012, the Company determined that a cost-method investment was other-than-temporarily impaired and recorded an impairment loss of $2.7 million. This determination was based upon operational performance trends coupled with uncertainty regarding the entity’s ability to obtain additional funding in a required timeframe for the entity to continue operations.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
Accounts receivable consist of the following (in thousands):

	December 29, 2013	December 30, 2012
Accounts receivable from product and service sales	$241,360	$217,369
Other receivables	1,266	1,886
Total accounts receivable, gross	242,626	219,255
Allowance for doubtful accounts	(3,680)	(4,280)
Total accounts receivable, net	$238,946	$214,975

Inventory

Inventory consists of the following (in thousands):

	December 29, 2013	December 30, 2012
Raw materials	$57,398	$61,665
Work in process	70,016	75,675
Finished goods	26,685	21,378
Total inventory	$154,099	$158,718

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 29, 2013	December 30, 2012
Leasehold improvements	$104,571	$87,734
Machinery and equipment	175,340	158,112
Computer hardware and software	73,544	58,313
Furniture and fixtures	10,511	8,022
Building	7,670	—
Construction in progress	8,531	7,390
Total property and equipment, gross	380,167	319,571
Accumulated depreciation	(177,501)	(153,404)
Total property and equipment, net	$202,666	$166,167

Capital expenditures included accrued expenditures of $5.9 million for the year ended January 1, 2012. This amount has been excluded from the consolidated statements of cash flows. Accrued capital expenditures were immaterial for the years ended December 29, 2013, and December 30, 2012.

Restructuring

In late 2011, the Company implemented a cost reduction initiative that included workforce reductions and the consolidation of certain facilities.  In total, the Company notified approximately 200 employees of their involuntary termination.  Restructuring activities were completed during the year ended December 30, 2012.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the pre-tax charges and total costs associated with the initiative is as follows (in thousands):

	Employee Separation costs	Facilities Exit Costs	Other Costs	Total
Amount recorded in accrued liabilities as of January 1, 2012	$3,496	$—	$30	$3,526
Additional expenses	2,780	221	521	3,522
Cash payments	(6,276)	(221)	(551)	(7,048)
Amount recorded in accrued liabilities as of December 30, 2012	$—	$—	$—	$—
Cumulative expense recorded since inception in restructuring expense	$10,463	$221	$974	$11,658

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 29, 2013	December 30, 2012
Accrued compensation expenses	$82,705	$59,864
Deferred revenue, current portion	50,834	55,817
Accrued taxes payable	30,435	23,021
Customer deposits	13,569	13,765
Reserve for product warranties	10,407	10,136
Acquisition related contingent consideration liability, current portion	6,719	9,490
Facility exit obligation, current portion	5,570	8,063
Unsettled short-term investment purchase	—	9,154
Other	18,881	12,567
Total accrued liabilities	$219,120	$201,877

3.	Acquisitions

Current Year Acquisitions

On February 21, 2013, the Company acquired all of the outstanding capital stock of Verinata Health, Inc., a provider of non-invasive tests for the early identification of fetal chromosomal abnormalities. With this acquisition, the Company strengthened its reproductive health product portfolio by gaining access to Verinata’s verifi® non-invasive prenatal test (NIPT) as well as what management believes to be the most comprehensive intellectual property portfolio in the NIPT industry.

The contractual price for the acquisition was $350.0 million, plus potential cash payments of up to $100.0 million based on the achievement of certain regulatory and revenue milestones. The aggregate purchase price was determined to be $396.3 million, including total cash payment of $339.3 million, $56.2 million in fair value of the contingent milestone payments, $0.2 million in fair value of converted stock options attributed to pre-combination services, and $0.5 million in loss realized on settlement of preexisting relationships. In connection with the transaction, the Company deposited into escrow $30.0 million of consideration otherwise payable to shareholders of Verinata. This amount is included in the aggregate consideration and will be held in escrow to cover indemnification claims under the acquisition agreement, if any, for a period of 1.5 years following the completion of the acquisition. As of December 29, 2013, transaction costs of $3.4 million were expensed as incurred in acquisition related (gain) expense, net.

In conjunction with the acquisition, the Company assumed the Verinata Health, Inc. 2008 Stock Plan and converted, as of the acquisition date, the unvested stock options outstanding under the plan, all of which were in the money, into 0.4 million unvested stock options to purchase Illumina’s common stock, retaining the original vesting schedules. The fair value of all converted options was $18.9 million, $0.2 million of which was attributed to the pre-combination service period and was included in the calculation of purchase price. The remaining fair value will be recognized over the awards’ remaining vesting periods subsequent to the acquisition. The weighted-average acquisition-date fair value of the converted options was

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined using the Black-Scholes option pricing model with the following assumptions: (i) market price of $48.36 per share, which was the closing price of Illumina’s common stock on the acquisition date; (ii) weighted average expected term of 2.3 years; (iii) weighted average risk-free interest rate of 0.32%; (iv) weighted average annualized volatility of 42%; and (v) no dividend yield. The weighted average acquisition-date fair value per share of the assumed stock options was $42.63.

An initial liability of $56.2 million was recorded for an estimate of the acquisition date fair value of the contingent consideration. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the consolidated statement of income. The fair value of the regulatory milestone payments was measured by the probability-weighted discounted cash flows and the fair value of the revenue milestone payments was measured using a risk-neutral option pricing model, which captures the present value of the expected payment and the probability of reaching the revenue targets. Key assumptions used in the fair value assessments included discount rates ranging from 6% to 20%, volatility of 50%, risk-free rates of 0.26%, revenue projections, and the probability of achieving regulatory milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

As of December 29, 2013, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

Allocation of purchase price
Cash and cash equivalents	$9,151
Accounts receivable	2,801
Inventory	1,110
Prepaid expenses and other current assets	979
Property and equipment	12,083
Other assets	978
Intangible assets	176,490
Goodwill	227,453
Accounts payable	(2,539)
Accrued liabilities	(3,803)
Lease financing obligation	(9,695)
Deferred tax liability	(18,741)
Total purchase price	$396,267

In conjunction with the acquisition, the Company assumed Verinata’s building lease, for which Verinata was considered the accounting owner of the leased building and as such, recorded the fair value of the building as an asset as of the acquisition date. The building is depreciated over a useful life of 30 years. The Company also recorded the related lease financing obligation as a liability assumed, representing the present value of all remaining building lease payments with an interest rate of 6.0%. The annual future minimum payments, including the balloon payment at the end of the lease for the value of the building to be transferred to the landlord, are $0.9 million for each of the years of 2014, 2015, and 2016, and $8.3 million for 2017.

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

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill, which was primarily attributable to the synergies expected from combining the technologies of Illumina with those of Verinata, including complementary products that will enhance the Company’s overall product portfolio, and the value of the workforce that became our employees following the closing of the acquisitions. The goodwill recognized is not deductible for income tax purposes.

During 2013, the Company also completed acquisitions of Advanced Liquid Logic Inc., a provider of liquid handling solutions, NextBio, a provider of clinical and genomic informatics tools, and another development-stage company. As a result of these transactions, the Company recorded developed technologies of $79.7 million with a weighted average useful life of eight years and goodwill of $126.3 million. The purchase price allocation for the NextBio acquisition is preliminary and subject to change as more detailed analyses are completed and additional information with respect to the fair values of the assets and liabilities acquired becomes available.

Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions completed during the year ended December 29, 2013 had occurred at the beginning of the applicable annual reporting period, with pro forma adjustments to give effect to intercompany transactions to be eliminated, amortization of intangible assets, share-based compensation, and transaction costs directly associated with the acquisitions (in thousands, except per share amounts):

	Years Ended
	December 29, 2013	December 30, 2012
Net revenues	$1,433,935	$1,161,241
Net income	$113,869	$92,645
Net income per share-basic	$0.91	$0.75
Net income per share-diluted	$0.81	$0.69

These unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of the future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

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

The Company estimated the fair value of contingent cash consideration using a probability weighted discounted cash flow approach, a Level 3 measurement, using a discount rate of 30%. The Company also agreed to pay up to $20.0 million to BlueGnome shareholders contingent upon the retention of certain key employees and certain other criteria. Such contingent payments are recognized as contingent compensation expense over the retention period through December 28, 2014.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this acquisition, the Company recorded developed technologies of $25.0 million, customer relationships of $16.8 million, and a trade name of $7.1 million with average useful lives of seven, five, and ten years, respectively. The Company recorded the excess consideration of approximately $47.5 million as goodwill.

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

The Company estimated the fair value of contingent cash consideration using a probability weighted discounted cash flow approach, a Level 3 measurement, using a discount rate of 21% and estimated the fair value of contingent stock consideration based on the closing price of its common stock as of the acquisition date. One third of these shares issued with an assessed fair value of $4.6 million were recorded as purchase price and the remaining shares were recorded as compensation costs for post-acquisition service.

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

Summary of Contingent Compensation Expenses and IPR&D Charges

Contingent compensation expenses and IPR&D charges as a result of acquisitions consist of the following (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Contingent compensation expense, included in research and development expense	$544	$3,419	$4,799
Contingent compensation expense, included in selling, general and administrative expense	13,066	5,732	1,258
Total contingent compensation expense	$13,610	$9,151	$6,057
IPR&D, included in acquisition related expense (gain), net	$—	$—	$5,425

4.	Intangible Assets

The Company’s intangible assets, excluding goodwill, include acquired core and licensed technologies, license agreements, trade name, and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.

The following is a summary of the Company’s identifiable intangible assets as of the respective balance sheet dates (in thousands):

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 29, 2013			December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Licensed technologies	$48,361	$(31,927)	$16,434	$47,329	$(25,471)	$21,858
Core technologies	321,700	(45,534)	276,166	99,800	(27,427)	72,373
Customer relationships	26,770	(7,376)	19,394	18,780	(2,214)	16,566
License agreements	18,917	(4,947)	13,970	14,404	(3,933)	10,471
Trade name	11,800	(6,591)	5,209	9,600	(672)	8,928
Total intangible assets, net	$427,548	$(96,375)	$331,173	$189,913	$(59,717)	$130,196

Additions to intangible assets during the year ended December 29, 2013 were primarily due to acquisitions during the year. The components of such intangibles assets acquired are as follows (in thousands):

	Weighted Average Useful Lives (years)	Gross Carrying Amount
Core technologies	12	$249,900
License agreements	10	10,013
Customer relationships	4	7,990
Trade name	2	2,200
Licensed technologies	5	1,032
Total intangible asset additions		$271,135

The estimated annual amortization of intangible assets for the next five years is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors.

Estimated Annual Amortization
2014	$49,376
2015	45,974
2016	40,582
2017	36,106
2018	27,310
Thereafter	131,825
Total	$331,173

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair Value Measurements

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 29, 2013 and December 30, 2012, respectively (in thousands):

	December 29, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$478,755	$—	$—	$478,755	$252,126	$—	$—	$252,126
Debt securities in government-sponsored entities	—	82,143	—	82,143	—	314,873	—	314,873
Corporate debt securities	—	341,970	—	341,970	—	472,861	—	472,861
U.S. Treasury securities	29,853	—	—	29,853	128,489	—	—	128,489
Deferred compensation plan assets	—	17,805	—	17,805	—	13,626	—	13,626
Total assets measured at fair value	$508,608	$441,918	$—	$950,526	$380,615	$801,360	$—	$1,181,975
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$49,480	$49,480	$—	$—	$12,519	$12,519
Deferred compensation liability	—	14,957	—	14,957	—	12,071	—	12,071
Total liabilities measured at fair value	$—	$14,957	$49,480	$64,437	$—	$12,071	$12,519	$24,590

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its debt securities based upon one or more valuations reported by its investment accounting and reporting service provider.  The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service.  Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company’s deferred compensation plan assets consist primarily of mutual funds. The Company performs certain procedures to corroborate the fair value of its holdings, including comparing valuations obtained from its investment service provider to valuations reported by the Company’s asset custodians.

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in fair value of the contingent considerations during the years ended December 29, 2013, December 30, 2012, and January 1, 2012 were due to changes in the estimated payments and a shorter discounting period.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in estimated fair value of contingent consideration liabilities from January 2, 2011 through December 29, 2013 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 2, 2011	$3,738
Acquisition of Epicentre	7,400
Change in estimated fair value, recorded in acquisition related (gain) expense, net	(4,500)
Balance as of January 1, 2012	6,638
Acquisition of BlueGnome	7,500
Change in estimated fair value, recorded in acquisition related (gain) expense, net	1,975
Cash payments	(3,594)
Balance as of December 30, 2012	12,519
Additional liability recorded for current period acquisitions	60,184
Change in estimated fair value, recorded in acquisition related (gain) expense, net	(18,784)
Cash payments	(4,439)
Balance as of December 29, 2013	$49,480

6.	Convertible Senior Notes

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

The Company accounts separately for the liability and equity components of the 2016 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of its 2016 Notes to be 4.5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2016 Notes, which resulted in a fair value of the liability component of $748.5 million upon issuance, calculated as the present value of implied future payments based on the $920.0 million aggregate principal amount. The $155.4 million difference between the cash proceeds of $903.9 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2016 Notes were not considered redeemable.

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes. During the years ended December 29, 2013 and December 30, 2012, the 2016 Notes were not convertible. However, as the market price of the Company’s common stock exceeded the conversion price during the last months of 2013, the calculation of dilutive potential common shares outstanding for the year ended December 29, 2013 reflects the dilutive impact from the 2016 Notes. The 2016 Notes had no dilutive impact for the year ended December 30, 2012. If the 2016 Notes were converted as of December 29, 2013, the if-converted value would exceed the principal amount by $209.0 million.

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

The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, February 12, 2014. In all cases of conversions of the 2014 Notes, the principal amount of all 2014 Notes converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each such conversion. As of December 29, 2013, there remained in place the balance of the convertible note hedge transactions with respect to $29.6 million principal amount of the 2014 Notes, which are convertible for up to approximately 1.4 million shares of the Company’s common stock. If the remaining 2014 Notes were converted as of December 29, 2013, the if-converted value would exceed the principal amount by $109.3 million.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the conversions during the year ended December 29, 2013, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.

The following table summarizes information about the conversion of the 2014 Notes during year ended December 29, 2013 (in thousands, except percentages):

2014 Notes
Cash paid for principal of notes converted	$10,555
Conversion value over principal amount paid in shares of common stock	$21,217
Number of shares of common stock issued upon conversion	317
Loss on extinguishment of debt	$555
Effective interest rate used to measure fair value of converted notes upon conversion	0.5% - 0.8%

The following table summarizes information about the equity and liability components of the 2014 and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	December 29, 2013	December 30, 2012
Principal amount of convertible notes outstanding	$949,570	$960,125
Unamortized discount of liability component	(80,977)	(117,752)
Net carrying amount of liability component	868,593	842,373
Less: current portion	(29,288)	(36,967)
Long-term debt	$839,305	$805,406
Conversion option subject to cash settlement	$282	$3,158
Carrying value of equity component, net of issuance costs	$274,304	$271,966
Fair value of outstanding notes	$1,428,743	$993,916
Weighted average remaining amortization period of discount on the liability component	2 years	3 years

7.	Commitments

Leases

The Company leases office and manufacturing facilities under various noncancellable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. The Company is headquartered in San Diego, California and leases facilities in San Diego and the San Francisco Bay Area in California; Madison, Wisconsin; Morrisville, North Carolina; Australia; Brazil; China; France; Japan; Singapore; the Netherlands; and the United Kingdom. The lease for the Company’s headquarters expires in 2031, with four five-year options to extend.

During 2013, the Company entered into an agreement to sublease sections of its former headquarters. The sublease has an initial term of approximately ten years. In conjunction with the sublease, the Company issued a letter of credit in the amount of $8.0 million, which will decrease ratably to zero over the term of the sublease.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual future minimum payments under operating leases as of December 29, 2013 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases
2014	$29,526	$(2,478)	$27,048
2015	29,463	(2,552)	26,911
2016	29,327	(2,629)	26,698
2017	29,383	(2,708)	26,675
2018	29,601	(2,789)	26,812
Thereafter	395,342	(14,708)	380,634
Total minimum lease payments	$542,642	$(27,864)	$514,778

Rent expenses were $28.1 million, $21.4 million, and $17.4 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.

The Company recorded facility exit obligations upon vacating its former headquarters during the years ended December 29, 2013, December 30, 2012, and January 1, 2012. Changes in the facility exit obligation from January 1, 2012 through December 29, 2013 are as follows (in thousands):

Headquarter Facility Exit Obligation
Balance as of January 1, 2012:	$25,049
Adjustment to facility exit obligation	24,878
Accretion of interest expense	2,129
Cash payments	(6,704)
Balance as of December 30, 2012:	45,352
Adjustment to facility exit obligation	(114)
Accretion of interest expense	2,738
Cash payments	(9,758)
Balance as of December 29, 2013	$38,218

Warranties

Changes in the Company’s reserve for product warranties from January 2, 2011 through December 29, 2013 are as follows (in thousands):

Warranty Reserve
Balance as of January 2, 2011	$16,761
Additions charged to cost of revenue	17,913
Repairs and replacements	(22,708)
Balance as of January 1, 2012	11,966
Additions charged to cost of revenue	17,279
Repairs and replacements	(19,109)
Balance as of December 30, 2012	10,136
Additions charged to cost of revenue	15,674
Repairs and replacements	(15,403)
Balance as of December 29, 2013	$10,407

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Share-based Compensation Expense

Total share-based compensation expense for all stock awards consists of the following (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cost of product revenue	$6,223	$7,575	$6,951
Cost of service and other revenue	777	461	695
Research and development	37,439	30,879	32,105
Selling, general and administrative	61,387	55,409	52,341
Share-based compensation expense before taxes	105,826	94,324	92,092
Related income tax benefits	(32,819)	(30,759)	(32,168)
Share-based compensation expense, net of taxes	$73,007	$63,565	$59,924

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share of options granted and for stock purchased under the ESPP during those periods are as follows:

Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Stock options granted:
Risk-free interest rate	0.14 - 1.86%	0.56 - 0.93%	0.85 - 2.23%
Expected volatility	30 - 44%	41 - 48%	41 - 53%
Expected term	0.8 - 9.4 years	4.0 - 6.6 years	4.7 - 5.5 years
Expected dividends	—	—	—
Weighted average fair value per share	$40.66	$15.47	$27.47

Stock purchased under the ESPP:
Risk-free interest rate	0.08 - 0.15%	0.09 - 0.17%	0.16 - 0.30%
Expected volatility	31 - 32%	33 - 64%	43 - 48%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	—	—	—
Weighted average fair value per share	$19.30	$16.45	$20.08

As of December 29, 2013, approximately $216.9 million of total unrecognized compensation cost related to stock options, restricted stock, and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 2.2 years.

9.	Stockholders’ Equity

The Company’s 2005 Stock and Incentive Plan (the 2005 Stock Plan), 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan), the Verinata Health, Inc. 2008 Stock Plan (the 2008 Stock Plan), and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. During December 29, 2013, the stockholders ratified an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock Plan by 5.0 million shares. As of December 29, 2013, approximately 6.8 million shares remained available for future grants under the 2005 Stock Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock options granted at the time of hire primarily vest over a four or five-year period, with 25% or 20% of options vesting on the first anniversary of the grant date and the remaining options vesting monthly over the remaining vesting period. Stock options granted subsequent to hiring primarily vest monthly over a four or five-year period. Each grant of options has a maximum term of ten years, measured from the applicable grant date, subject to earlier termination if the optionee’s service ceases. Vesting in all cases is subject to the individual’s continued service through the vesting date. The Company satisfies option exercises through the issuance of new shares.

The Company’s stock option activity under all stock option plans from January 2, 2011 through December 29, 2013 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at January 2, 2011	11,882	$22.83
Granted	1,399	64.98
Exercised	(2,784)	17.98
Cancelled	(119)	33.49
Outstanding at January 1, 2012	10,378	29.69
Granted	251	40.79
Exercised	(2,071)	20.34
Cancelled	(207)	39.18
Outstanding at December 30, 2012	8,351	32.10
Granted	512	14.74
Exercised	(3,006)	27.70
Cancelled	(133)	41.80
Outstanding at December 29, 2013	5,724	$32.64

At December 29, 2013, outstanding options to purchase 4.7 million shares were exercisable with a weighted average per share exercise price of $31.83. The weighted average remaining life of options outstanding and exercisable is 4.9 years and 4.5 years, respectively, as of December 29, 2013.

The aggregate intrinsic value of options outstanding and options exercisable as of December 29, 2013 was $445.0 million and $370.9 million, respectively. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $110.38 as of December 27, 2013, and the exercise price. Total intrinsic value of options exercised was $141.7 million, $60.6 million, and $136.5 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively. Total fair value of options vested was $24.0 million, $31.9 million, and $49.5 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.

Restricted Stock

The Company issues restricted stock units (RSU), restricted stock awards (RSA), and performance stock units (PSU). The Company grants RSU and PSU pursuant to its 2005 Stock and Incentive Plan and 2008 Stock Plan. RSU are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. For grants to new hires prior to July 2011 and for grants to existing employees, RSU generally vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date, and 35% on the fourth anniversary of the grant date. For grants to new hires subsequent to July 2011, RSU generally vest over a four-year period with equal vesting on anniversaries of the grant date. The Company satisfies RSU vesting through the issuance of new shares. The Company issues PSU for which the number of shares issuable at the end of a three-year performance period will range from 50% and 150% of the shares approved in the award based on the Company’s performance relative to specified earnings per share targets.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also issues RSA that are released based on service related vesting conditions. RSA may be issued from the Company’s treasury stock or granted pursuant to the Company’s 2005 Stock and Incentive Plan.

A summary of the Company’s restricted stock activity and related information from January 2, 2011 through December 29, 2013 is as follows (in thousands, except per share amounts):

				Weighted Average Grant-Date Fair Value per Share
	RSA	RSU	PSU	RSA	RSU	PSU
Outstanding at January 2, 2011	—	3,109	—	$—	$40.39	$—
Awarded	230	1,550	—	65.95	42.02	—
Vested	—	(827)	—	—	36.47	—
Cancelled	—	(356)	—	—	42.15	—
Outstanding at January 1, 2012	230	3,476	—	65.95	41.87	—
Awarded	312	1,640	599	47.91	48.52	49.66
Vested	(77)	(1,062)	—	65.95	38.48	—
Cancelled	—	(394)	(12)	—	45.05	50.54
Outstanding at December 30, 2012	465	3,660	587	53.84	45.49	49.64
Awarded	—	1,532	584	—	77.53	59.16
Vested	(217)	(1,308)	—	54.27	42.97	—
Cancelled	—	(256)	(70)	—	49.24	50.42
Outstanding at December 29, 2013	248	3,628	1,101	$53.46	$59.66	$54.64

Pre-tax intrinsic values of all outstanding restricted and performance stock and total fair values of vested restricted and performance stock are as follows (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Pre-tax intrinsic value of outstanding restricted and performance stock:
RSA	$27,384	$25,437	$6,986
RSU	400,421	200,383	105,944
PSU	121,555	32,149	—

Fair value of restricted and performance stock vested:
RSA	$11,750	$5,039	—
RSU	56,212	40,870	30,155
PSU	—	—	—

Employee Stock Purchase Plan

A total of 15.5 million shares of the Company’s common stock have been reserved for issuance under its 2000 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced in July 2000.

The ESPP provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 3.0 million shares, or such

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lesser amount as determined by the Company’s board of directors. Approximately 400,000, 328,000, and 328,000 shares were issued under the ESPP during the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively. As of December 29, 2013 and December 30, 2012, there were approximately 15.0 million and 15.4 million shares available for issuance under the ESPP, respectively.

Warrants

In connection with the offering of the Company’s 2014 Notes, the Company sold warrants to purchase 18.3 million shares of common stock to counterparties to the convertible note hedge transactions. The warrants have an exercise price of $31.435 per share. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash. As of December 29, 2013, warrants to purchase 15.4 million shares of the Company’s common stock remained outstanding. All outstanding warrants expire in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

During the year ended January 1, 2012, the remaining warrants assumed by the Company in a prior acquisition to purchase approximately 505,000 shares of the Company’s common stock were exercised, resulting in cash proceeds to the Company of approximately $5.5 million.

Share Repurchases

During the years ended December 29, 2013, December 30, 2012, and January 1, 2012, the Company repurchased approximately 0.9 million shares for $50.0 million, 1.9 million shares for $82.5 million, and 2.4 million shares for $156.0 million, respectively. In addition, concurrently with the issuance of the Company’s 2016 Notes in 2011, approximately 4.9 million shares were repurchased for $314.3 million.

As of December 29, 2013, the Company had authorization to repurchase up to an additional $117.5 million of its common stock, which was part of the $250.0 million stock repurchase program authorized by the Board of Directors in April 2012 via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis.

In August 2011, the Company’s board of directors authorized a $100.0 million discretionary repurchase program, which became completely utilized as of January 1, 2012. In July 2010, the Company’s board of directors authorized a $200.0 million stock repurchase program, with $100.0 million allocated to repurchasing Company common stock under a 10b5-1 plan over a twelve month period and $100.0 million allocated to repurchasing Company common stock at management’s discretion during open trading windows. This authorized repurchase amount had been utilized completely as of January 1, 2012.

Stockholder Rights Plan

In connection with the unsolicited tender offer by Roche (refer to note “15. Unsolicited Tender Offer”), on January 25, 2012, the Company’s Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of the Company’s common stock. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (Preferred Shares), at a price of $275.00 per one thousandth of a Preferred Share, subject to adjustment. The Rights were not exercisable until such time that the Board of Directors determined to eliminate its deferral of the date on which separate Rights certificates are issued and the Rights traded separately from the Company’s common stock (Distribution Date). If a person or group (triggering party) acquired 15% or more of the Company’s outstanding common stock, each Right would have entitled holders other than the triggering party to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company was acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right would have entitled holders other than the triggering party to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company that at the time of such transaction have a market value of two times the exercise price of the Right. The Board of Directors would have been entitled to redeem the Rights at a price of $0.001 per Right at any time before the Distribution Date. The Board of Directors would have been entitled to exchange the Rights at an exchange ratio per Right of one share of common stock after any person acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, and prior to the acquisition of 50% or more of the Company’s outstanding common stock. In 2013, the expiration date was amended to March 27, 2013 from January 26, 2017, and the Rights expired accordingly.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. In November and December 2012, the Company filed motions for summary judgment that the patent is not infringed and is invalid, and that Syntrix’s trade secrets claims are barred by various statutes of limitation. Syntrix filed a motion for summary judgment that the patent is valid. On January 30, 2013, the Court granted the Company’s motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. The Court denied Syntrix’s motion for summary judgment on validity, and denied the Company’s motion for summary judgment for non-infringement and invalidity. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the Court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the Court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on September 16, 2019. On July 17, 2013, the Company filed a post-trial motion asking the District Court to vacate the amended judgment and enter judgment as a matter of law in the Company’s favor or, alternatively, to grant a new trial. On November 4, 2013, the Court issued an Order denying the Company’s motion for judgment as a matter of law and upholding the jury verdict. On December 3, 2013 the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit challenging the Final Amended Judgment.

As a result of the amended judgment, the Company has recorded a legal contingency accrual of $132.9 million as of December 29, 2013, which includes the damages and prejudgment interest awarded to Syntrix, estimated additional damages through December 29, 2013, and an estimate of interest accrued on the damages subsequent to June 19, 2013. For the year ended December 29, 2013, such charges totaled $132.9 million, $114.6 million of which was recorded within operating expenses, and the remainder was recorded to cost of sales. In December 2013, the Company secured the amount of the judgment by executing a supersedeas bond and deposited $12.0 million of the accrued post-judgment ongoing royalty amounts with the Court. The Company will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in other long-term assets.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The income (loss) before income taxes summarized by region is as follows (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
United States	$(53,703)	$102,296	$(7,100)
Foreign	213,017	120,312	140,145
Total income before income taxes	$159,314	$222,608	$133,045

The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Current:
Federal	$78,419	$57,285	$43,161
State	8,854	10,121	3,958
Foreign	39,416	31,504	24,154
Total current provision	126,689	98,910	71,273
Deferred:
Federal	(69,102)	(7,724)	(22,738)
State	(15,222)	(7,708)	(8,050)
Foreign	(8,359)	(12,124)	5,932
Total deferred benefit	(92,683)	(27,556)	(24,856)
Total tax provision	$34,006	$71,354	$46,417

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Tax at federal statutory rate	$55,760	$77,913	$46,566
State, net of federal benefit	647	4,056	(49)
Research and other credits	(10,977)	(2,613)	(7,418)
Acquired in-process research & development	—	137	1,989
Change in valuation allowance	10,544	(37)	(688)
Permanent differences	1,120	2,380	1,668
Change in fair value of contingent consideration	(3,859)	—	(1,311)
Impact of foreign operations	(18,006)	(11,470)	5,579
Other	(1,223)	988	81
Total tax provision	$34,006	$71,354	$46,417

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2013	December 30, 2012
Deferred tax assets:
Net operating losses	$66,969	$2,564
Tax credits	36,277	16,447
Other accruals and reserves	103,539	47,306
Stock compensation	36,728	39,175
Inventory adjustments	9,034	8,977
Impairment of cost-method investment	3,540	1,406
Other amortization	9,571	5,195
Other	14,704	13,469
Total gross deferred tax assets	280,362	134,539
Valuation allowance on deferred tax assets	(19,132)	(1,756)
Total deferred tax assets	261,230	132,783
Deferred tax liabilities:
Purchased intangible amortization	(98,671)	(20,116)
Convertible debt	(27,821)	(38,910)
Property and equipment	(13,311)	(10,867)
Other	(6,349)	(6,682)
Total deferred tax liabilities	(146,152)	(76,575)
Net deferred tax assets	$115,078	$56,208

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Based on the available evidence as of December 29, 2013, the Company was not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, the Company recorded a valuation allowance of $19.1 million against certain U.S. deferred tax assets. During the year ended December 29, 2013, the valuation allowance increased by $17.4 million, primarily due to a $10.5 million increase in the provision for income taxes as a result of the estimated limitation on foreign tax credit utilization in the United States, and a $6.8 million increase in goodwill related to pre-acquisition deferred tax assets from entities acquired during the year.

As of December 29, 2013, the Company had net operating loss carryforwards for federal and state tax purposes of $164.2 million and $228.1 million, respectively, which will begin to expire in 2020 and 2014, respectively, unless utilized prior. In addition, the Company also had federal and state tax credit carryforwards of $16.1 million and $51.5 million, respectively, which will begin to expire in 2023 and 2019, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating loss and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 29, 2013 are net of any previous limitations due to Section 382 and 383.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During the year ended December 29, 2013, the Company realized $53.0 million of such excess tax benefits, and recorded a corresponding credit to additional paid in capital. As of December 29, 2013, the Company has $3.6 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

The Company’s manufacturing operations in Singapore operate under various tax holidays and incentives that will expire in 2018. For the year ended December 29, 2013, these tax holidays and incentives resulted in a $7.5 million decrease to the provision for income taxes and an increase in net income per diluted share of $0.05.

It is the Company’s intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital to support and expand existing operations outside the United States. Accordingly, residual U.S. income taxes have not been provided on $235.1 million of undistributed earnings of foreign subsidiaries as of December 29, 2013. In the event the Company was required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.
The following table summarizes the gross amount of the Company’s uncertain tax positions (in thousands):

	December 29, 2013	December 30, 2012	January 1, 2012
Balance at beginning of year	$37,585	$28,396	$22,729
Increases related to prior year tax positions	4,794	2,573	875
Decreases related to prior year tax positions	(223)	(69)	(382)
Increases related to current year tax positions	7,503	6,685	5,174
Decreases related to lapse of statute of limitations	(613)	—	—
Balance at end of year	$49,046	$37,585	$28,396

Included in the balance of uncertain tax positions as of December 29, 2013, and December 30, 2012, are $40.1 million and $29.9 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. The Company recognized expense of $1.0 million, $0.8 million, and $1.1 million, related to potential interest penalties on uncertain tax positions during the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively. The Company recorded a liability for potential interest and penalties of $3.5 million and $2.1 million as of December 29, 2013 and December 30, 2012, respectively.

The Company is currently under examination by the IRS for tax year 2011. The IRS continues to gather information regarding the 2011 federal tax return and has not yet proposed any adjustments to the filed return. Tax years 1997 to 2013 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax. Given the uncertainty of potential adjustments from the current examination as well as the impact of the current examination on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be determined given the number of matters being examined and the number of years that are potentially subject to examination.

12.	Employee Benefit Plans

Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees in the United States. Company contributions to the plan are discretionary. During the years ended December 29, 2013, December 30, 2012, and January 1, 2012, the Company made matching contributions of $7.0 million, $5.5 million, and $5.3 million, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

The Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. Eligible participants, which include the Company’s senior level employees and members of the board of directors, can contribute up to 80% of their base salary and 100% of all other forms of compensation into the Plan, including bonus, equity awards, commission, and director fees. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death or retirement or a change in control of the Company. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of December 29, 2013, no employer contributions were made to the Plan.

In January 2008, the Company also established a rabbi trust for the benefit of the participants under the Plan. In accordance with authoritative guidance related to consolidation of variable interest entities and accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of December 29, 2013 and December 30, 2012, the assets of the trust were $17.8 million and $13.6 million, respectively, and liabilities of the Company were $15.0 million and $12.1 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other (expense) income, net in the consolidated statement of income, and changes in the values of the deferred compensation liabilities are recorded in cost of sales or operating expenses.

13.	Segment Information, Geographic Data, and Significant Customers

For 2013 and prior, the Company was organized in two operating segments: Life Sciences and Diagnostics. Life Sciences operating segment included all products and services related to the research market, namely the product lines based on the Company’s sequencing, BeadArray, and real-time PCR technologies. The Diagnostics operating segment focused on opportunities in molecular diagnostics. During all periods presented, the Diagnostics operating segment had limited activity. Accordingly, the Company’s operating results for both units were reported on an aggregate basis as one reportable segment.

In late 2013, we announced organizational changes effective December 30, 2013, for the primary purpose of achieving scalability in our business operations to support our growth in strategic markets. The Company has separated the roles of the Chief Executive Officer and the President, with core market and operational groups reporting to the President, and corporate functions and the President reporting to the CEO. As a result, the Company began operations as one operating segment starting in December 30, 2013, and will continue to report under one reportable segment.

The Company had revenue in the following regions for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 (in thousands):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012
United States	$714,662	$568,443	$528,723
Europe	354,682	291,404	277,971
Asia-Pacific	276,442	232,498	197,005
Other markets	75,392	56,171	51,836
Total	$1,421,178	$1,148,516	$1,055,535

Revenues are attributable to geographic areas based on the region of destination.

The majority of our product sales consist of consumables and instruments. For the years ended December 29, 2013, December 30, 2012, and January 1, 2012, consumable sales represented 62%, 64%, and 56%, respectively, of total revenues and instrument sales comprised 26%, 27%, and 35%, respectively, of total revenues. The Company’s customers include

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies. The Company had no customers that provided more than 10% of total revenue in the years ended December 29, 2013, December 30, 2012, and January 1, 2012.

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. The Company had net long-lived assets consisting of property and equipment in the following regions as of December 29, 2013 and December 30, 2012 (in thousands):

	December 29, 2013	December 30, 2012
United States	$150,470	$126,749
United Kingdom	24,122	21,740
Singapore	21,311	12,504
Other countries	6,763	5,174
Total	$202,666	$166,167

14.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for fiscal years 2013 and 2012 ended December 29, 2013 and December 30, 2012 were 13 weeks. Summarized quarterly data for fiscal years 2013 and 2012 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenue	$330,958	$346,094	$356,800	$387,326
Gross profit	$219,292	$223,409	$209,940	$259,246
Net (loss) income	$(22,587)	$35,877	$31,357	$80,661
Net (loss) income per share, basic	$(0.18)	$0.29	$0.25	$0.64
Net (loss) income per share, diluted	$(0.18)	$0.26	$0.22	$0.56
2012
Total revenue	$272,770	$280,607	$285,874	$309,265
Gross profit	$181,011	$192,997	$195,873	$203,647
Net income	$26,202	$23,401	$29,748	$71,903
Net income per share, basic	$0.21	$0.19	$0.24	$0.58
Net income per share, diluted	$0.20	$0.18	$0.22	$0.53

15.	Unsolicited Tender Offer

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 29, 2013 and December 30, 2012, the Company recorded $13.6 million and $23.1 million, respectively in expenses in relation to the Offer, such expenses consisting primarily of legal, advisory, proxy solicitation, and other professional services fees.

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

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2013 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2013. The effectiveness of our internal control over financial reporting as of December 29, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Illumina, Inc.
We have audited Illumina, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Illumina, Inc. as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2013 of Illumina, Inc. and our report dated February 18, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 18, 2014

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

(b) Identification of Executive Officers. Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

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

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

ITEM 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2014.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:  See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule:  See “Schedule II — Valuation and Qualifying Accounts and Reserves” in this section of this Form 10-K.

3. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to (Reductions from) Expense/ Revenue(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year ended December 29, 2013
Allowance for doubtful accounts	$4,280	(422)	(178)	$3,680
Year ended December 30, 2012
Allowance for doubtful accounts	$3,997	2,191	(1,908)	$4,280
Year ended January 1, 2012
Allowance for doubtful accounts	$1,686	4,201	(1,890)	$3,997
_______________________________________

(1)	Additions to and reductions from allowance for doubtful accounts are recorded to selling, general and administrative expense.

(2)	Deductions for allowance for doubtful accounts are for accounts receivable written off.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger by and among Illumina, Inc., TP Corporation, Verinata Health, Inc. and Shareholder Representative Services LLC (as the Stockholder Representative), dated as of January 6, 2013	10-K	000-35406	2.1	2/15/2013
3.1	Amended and Restated Certificate of Incorporation	8-K	000-30361	3.1	9/23/2008
3.2	Amended and Restated Bylaws	8-K	000-30361	3.2	4/27/2010
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0.625% Convertible Senior Notes due 2014, dated as of February 16, 2007, between Illumina and The Bank of New York, as trustee	8-K	000-30361	4.1	2/16/2007
4.3	Indenture related to the 0.25% Convertible Senior Notes due 2016, dated as of March 18, 2011, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	000-30361	4.1	5/4/2011
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through February 2, 2012	10-K	000-30361	10.4	2/24/2012
+10.5	2005 Stock and Incentive Plan, as amended and restated through May 29, 2013	S-8	333-190322	4.5	8/2/2013
+10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	000-30361	10.6	2/24/2012
+10.7	Form of Stock Option Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	000-30361	10.7	2/24/2012
+10.8	Form of Restricted Stock Unit Agreement for Employees under 2005 Stock and Incentive Plan	10-K	000-30361	10.8	2/24/2012
+10.9	Form of Stock Option Agreement for Employees under 2005 Stock and Incentive Plan	10-K	000-30361	10.9	2/24/2012
+10.10	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.11	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007

INDEX TO EXHIBITS — (Continued)

+10.12	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.13	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.14	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.15	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.16	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
10.17	License Agreement, dated June 24, 2002, between Dade Behring Marburg GmbH and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.23	3/2/2004
10.18	Non-exclusive License Agreement, dated January 24, 2002, between Amersham Biosciences Corp. and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.24	3/2/2004
10.19	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.20	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.21	Settlement and Release Agreement between Affymetrix, Inc. and Illumina, dated January 9, 2008	10-K	000-30361	10.44	2/26/2008
10.22	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.1	2/16/2007
10.23	Confirmation of Convertible Bond Hedge Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.2	2/16/2007
10.24	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.3	2/16/2007
10.25	Confirmation Issuer Warrant Transaction, dated February 12, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.4	2/16/2007
10.26	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Goldman, Sachs & Co.	8-K	000-30361	10.5	2/16/2007
10.27	Amendment to the Confirmation of Issuer Warrant Transaction, dated February 13, 2007, by and between Illumina and Deutsche Bank AG London	8-K	000-30361	10.6	2/16/2007
10.28	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	000-30361	10.1	5/3/2012
10.29	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
21.1	Subsidiaries of Illumina					X

INDEX TO EXHIBITS — (Continued)

23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
_______________________________________

+	Management contract or corporate plan or arrangement
Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2014.

ILLUMINA, INC.

By	/s/ JAY T. FLATLEY
Jay T. Flatley Chief Executive Officer

February 18, 2014
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

/s/ JAY T. FLATLEY	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2014
Jay T. Flatley

/s/ MARC A. STAPLEY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2014
Marc A. Stapley

/s/ MICHEL BOUCHARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2014
Michel Bouchard

/s/ WILLIAM H. RASTETTER	Chairman of the Board of Directors	February 18, 2014
William H. Rastetter

/s/ FRANCIS A. DESOUZA	President and Director	February 18, 2014
Francis A. deSouza

/s/ A. BLAINE BOWMAN	Director	February 18, 2014
A. Blaine Bowman

/s/ DANIEL M. BRADBURY	Director	February 18, 2014
Daniel M. Bradbury

/s/ KARIN EASTHAM	Director	February 18, 2014
Karin Eastham

/s/ ROBERT S. EPSTEIN	Director	February 18, 2014
Robert S. Epstein

/s/ GERALD MÖLLER	Director	February 18, 2014
Gerald Möller

/s/ DAVID R. WALT	Director	February 18, 2014
David R. Walt

/s/ ROY WHITFIELD	Director	February 18, 2014
Roy Whitfield