Form 10-Q
period 2014-03-30
ILLUMINA INC
filed 2014-05-07
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 11, 2014, there were 128.4 million shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30, 2014	December 29, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$518,513	$711,637
Short-term investments	573,289	453,966
Accounts receivable, net	293,045	238,946
Inventory	164,231	154,099
Deferred tax assets, current portion	40,349	36,076
Prepaid expenses and other current assets	42,516	22,811
Total current assets	1,631,943	1,617,535
Property and equipment, net	210,372	202,666
Goodwill	723,259	723,061
Intangible assets, net	316,984	331,173
Deferred tax assets, long-term portion	101,336	88,480
Other assets	69,676	56,091
Total assets	$3,053,570	$3,019,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,471	$73,655
Accrued liabilities	215,292	219,120
Long-term debt, current portion	848,016	29,288
Total current liabilities	1,149,779	322,063
Long-term debt	—	839,305
Long-term legal contingencies	138,780	132,933
Other long-term liabilities	191,398	191,221
Conversion option subject to cash settlement	—	282
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,778	1,753
Additional paid-in capital	2,681,983	2,562,705
Accumulated other comprehensive income	1,208	1,234
Retained earnings	267,832	207,855
Treasury stock, at cost	(1,379,188)	(1,240,345)
Total stockholders’ equity	1,573,613	1,533,202
Total liabilities and stockholders’ equity	$3,053,570	$3,019,006
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenue:
Product revenue	$362,211	$296,170
Service and other revenue	58,570	34,788
Total revenue	420,781	330,958
Cost of revenue:
Cost of product revenue	111,441	89,978
Cost of service and other revenue	21,513	15,138
Amortization of acquired intangible assets	9,535	6,550
Total cost of revenue	142,489	111,666
Gross profit	278,292	219,292
Operating expense:
Research and development	77,041	61,450
Selling, general and administrative	109,573	85,074
Acquisition related (gain) expense, net	(1,013)	3,821
Headquarter relocation	595	757
Legal contingencies	—	105,853
Unsolicited tender offer related expense	—	7,484
Total operating expense	186,196	264,439
Income (loss) from operations	92,096	(45,147)
Other income (expense):
Interest income	956	1,933
Interest expense	(9,743)	(9,747)
Cost-method investment related gain	—	6,113
Other income (expense), net	479	(714)
Total other expense, net	(8,308)	(2,415)
Income (loss) before income taxes	83,788	(47,562)
Provision for (benefit from) income taxes	23,811	(24,975)
Net income (loss)	$59,977	$(22,587)
Net income (loss) per basic share	$0.47	$(0.18)
Net income (loss) per diluted share	$0.40	$(0.18)
Shares used in calculating basic net income (loss) per share	128,146	123,768
Shares used in calculating diluted net income (loss) per share	150,619	123,768
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net income (loss)	$59,977	$(22,587)
Unrealized loss on available-for-sale securities, net of deferred tax	(26)	(420)
Total comprehensive income (loss)	$59,951	$(23,007)
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$59,977	$(22,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	14,593	11,759
Amortization of intangible assets	13,814	8,772
Share-based compensation expense	33,424	24,219
Accretion of debt discount	8,992	9,009
Contingent compensation expense	2,417	1,393
Incremental tax benefit related to share-based compensation	(50,528)	(5,278)
Deferred income taxes	33,943	(36,704)
Change in fair value of contingent consideration	(1,760)	464
Cost-method investment related gain	—	(6,113)
Other	(636)	4,107
Changes in operating assets and liabilities:
Accounts receivable	(52,156)	6,129
Inventory	(9,991)	(8,266)
Prepaid expenses and other current assets	125	1,536
Other assets	(8,972)	(2,088)
Accounts payable	10,060	8,459
Accrued liabilities	(23,147)	(15,267)
Accrued legal contingencies	5,847	106,922
Other long-term liabilities	1,085	1,374
Net cash provided by operating activities	37,087	87,840
Cash flows from investing activities:
Purchases of available-for-sale securities	(253,255)	(97,480)
Sales of available-for-sale securities	89,030	278,181
Maturities of available-for-sale securities	44,075	111,333
Net cash paid for acquisitions	—	(345,111)
(Purchases of) sales proceeds from strategic investments	(4,600)	9,998
Purchases of property and equipment	(19,012)	(21,441)
Cash paid for intangible assets	(625)	(501)
Net cash used in investing activities	(144,387)	(65,021)
Cash flows from financing activities:
Payments on financing obligations	(29,654)	(58)
Payments on acquisition related contingent consideration liability	—	(3,985)
Incremental tax benefit related to share-based compensation	50,528	5,278
Common stock repurchases	(130,017)	(25,011)
Taxes paid related to net share settlement of equity awards	(8,826)	(2,468)
Proceeds from issuance of common stock	32,045	13,238
Net cash used in financing activities	(85,924)	(13,006)
Effect of exchange rate changes on cash and cash equivalents	100	(712)
Net (decrease) increase in cash and cash equivalents	(193,124)	9,101
Cash and cash equivalents at beginning of period	711,637	433,981
Cash and cash equivalents at end of period	$518,513	$443,082

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, from which the balance sheet information herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Segment Information

Effective December 30, 2013, the Company reorganized and separated the roles of the Chief Executive Officer and the President, with core market and operational functions centralized and reporting to the President for the primary purpose of achieving scalability in business operations to support the growth in its strategic markets. Corporate functions and the President report to the CEO. As a result, the Company operates under one operating segment and reports under one reportable segment.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended March 30, 2014 and March 31, 2013 were both 13 weeks.

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

As of March 30, 2014, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of March 30, 2014 and December 29, 2013, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were approximately $74.7 million and $54.7 million, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period.

Dilutive potential common shares consist of shares issuable under convertible senior notes, equity awards, and warrants. Convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards and warrants are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of equity awards and warrants; the average amount of unrecognized compensation expense for equity awards; and estimated tax benefits that will be recorded in additional paid-in capital when the expenses related to equity awards become deductible. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Weighted average shares outstanding	128,146	123,768
Effect of dilutive potential common shares from:
Convertible senior notes	5,518	—
Equity awards	4,816	—
Warrants	12,139	—
Weighted average shares used in calculation of diluted net income (loss) per share	150,619	123,768
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	124	32,942

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	March 30, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$81,077	$26	$(78)	$81,025	$82,226	$18	$(101)	$82,143
Corporate debt securities	427,130	284	(427)	426,987	342,034	312	(376)	341,970
U.S. Treasury securities	65,211	70	(4)	65,277	29,795	58	—	29,853
Total available-for-sale securities	$573,418	$380	$(509)	$573,289	$454,055	$388	$(477)	$453,966

As of March 30, 2014, the Company had 118 available-for-sale securities in a gross unrealized loss position which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or the recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of such available-for-sale securities that were in an unrealized loss position for less than twelve months as of March 30, 2014 and December 29, 2013, aggregated by investment category (in thousands):

	March 30, 2014		December 29, 2013
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$53,076	$(78)	$73,362	$(101)
Corporate debt securities	197,841	(398)	168,118	(373)
U.S. Treasury securities	15,117	(4)	—	—
Total	$266,034	$(480)	$241,480	$(474)

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of March 30, 2014 were as follows (in thousands):

Estimated Fair Value
Due within one year	$204,870
After one but within five years	368,419
Total	$573,289

Cost-Method Investments

As of March 30, 2014 and December 29, 2013, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $26.7 million and $22.1 million, respectively, which were included in other assets. During the three months ended March 31, 2013, the Company sold a cost-method investment and recognized a $6.1 million gain. The Company’s cost-method investments are assessed for impairment quarterly. No impairment loss was recorded during the three months ended March 30, 2014 or March 31, 2013. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Headquarter Facility Exit Obligation

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Balance at beginning of period	$38,218	$45,352
Additional facility exit obligation accrued	—	286
Accretion of interest expense	595	471
Cash payments	(1,633)	(2,201)
Balance at end of period	$37,180	$43,908

Warranties

Changes in the Company’s reserve for product warranties during the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Balance at beginning of period	$10,407	$10,136
Additions charged to cost of revenue	4,192	5,421
Repairs and replacements	(3,107)	(4,751)
Balance at end of period	$11,492	$10,806

Inventory

Inventory consists of the following (in thousands):

	March 30, 2014	December 29, 2013
Raw materials	$56,798	$57,398
Work in process	78,742	70,016
Finished goods	28,691	26,685
Total inventory	$164,231	$154,099

Goodwill

Changes in the Company’s goodwill balance during the three months ended March 30, 2014 are as follows (in thousands):

Goodwill
Balance as of December 29, 2013	$723,061
Purchase price allocation adjustments related to a prior year acquisition	198
Balance as of March 30, 2014	$723,259

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 30, 2014	December 29, 2013
Accrued compensation expenses	$66,623	$82,705
Deferred revenue, current portion	59,535	50,834
Accrued taxes payable	30,644	30,435
Customer deposits	14,312	13,569
Reserve for product warranties	11,492	10,407
Acquisition related contingent liability, current portion	6,950	6,719
Facility exit obligation, current portion	6,102	5,570
Other	19,634	18,881
Total accrued liabilities	$215,292	$219,120

3. Acquisitions

2013 Acquisitions

On February 21, 2013, the Company acquired all of the outstanding capital stock of Verinata Health, Inc., a provider of non-invasive tests for the early identification of fetal chromosomal abnormalities. The aggregate purchase price was $396.3 million, including total cash payment of $339.3 million, $56.2 million in fair value of the contingent milestone payments of up to $100.0 million, $0.2 million in fair value of converted stock options attributed to pre-combination services, and $0.5 million in loss realized on settlement of preexisting relationships.

Assumptions used to estimate the acquisition date fair value of the contingent consideration included discount rates ranging from 6% to 20%, volatility of 50%, risk-free rate of 0.26%, revenue projections, and the probability of achieving regulatory milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

During 2013, the Company also completed acquisitions of Advanced Liquid Logic Inc., a provider of liquid handling solutions, NextBio, a provider of clinical and genomic informatics tools, and another development-stage company. As a result of these transactions, the Company recorded $126.5 million in goodwill. The purchase price allocation for the NextBio acquisition is preliminary and subject to change as more detailed analyses are completed and additional information with respect to the fair values of the assets and liabilities acquired becomes available.

2012 Acquisition

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

Summary of Contingent Compensation Expenses

Contingent compensation expenses recorded as a result of acquisitions consist of the following (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Contingent compensation, included in research and development expense	$83	$489
Contingent compensation, included in selling, general and administrative expense	2,756	2,929
Total contingent compensation expense	$2,839	$3,418

4. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 and December 29, 2013 (in thousands):

	March 30, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$344,622	$—	$—	$344,622	$478,755	$—	$—	$478,755
Debt securities in government-sponsored entities	—	81,025	—	81,025	—	82,143	—	82,143
Corporate debt securities	—	426,987	—	426,987	—	341,970	—	341,970
U.S. Treasury securities	65,277	—	—	65,277	29,853	—	—	29,853
Deferred compensation plan assets	—	21,580	—	21,580	—	17,805	—	17,805
Total assets measured at fair value	$409,899	$529,592	$—	$939,491	$508,608	$441,918	$—	$950,526
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$47,720	$47,720	$—	$—	$49,480	$49,480
Deferred compensation liability	—	18,236	—	18,236	—	14,957	—	14,957
Total liabilities measured at fair value	$—	$18,236	$47,720	$65,956	$—	$14,957	$49,480	$64,437

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company considers information provided by the Company’s investment accounting and reporting service provider in the measurement of fair value of its debt securities. The investment service provider provides valuation information from an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company’s deferred compensation plan assets consist primarily of mutual funds. The Company performs control procedures to corroborate the fair value of its holdings, including comparing valuations obtained from its investment service provider to valuations reported by the Company’s asset custodians, validation of pricing sources and models, and review of key model inputs if necessary.

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in the fair value of the contingent considerations during the three months ended March 30, 2014 were due to changes in the estimated payments and a shorter discounting period.
Changes in estimated fair value of contingent consideration liabilities during the three months ended March 30, 2014 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 29, 2013	$49,480
Change in estimated fair value, recorded in acquisition related (gain) expense, net	(1,760)
Balance as of March 30, 2014	$47,720

5. Convertible Senior Notes

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920.0 million aggregate principal amount of 0.25% convertible senior notes due 2016 (2016 Notes). The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes semiannually in arrears in cash on March 15 and September 15 of each year. The 2016 Notes mature on March 15, 2016. The effective rate of the liability component was estimated to be 4.5%.

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. During the three months ended March 30, 2014 and March 31, 2013, the 2016 Notes were not convertible. Upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 and continue to be convertible through June 30, 2014.

As noted in the indenture for the 2016 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the 2016 Notes. The calculation of dilutive potential common shares outstanding for the three months ended March 30, 2014 reflects the dilutive impact from the 2016 Notes. If the 2016 Notes were converted as of March 30, 2014, the if-converted value would exceed the principal amount by $817.8 million.

0.625% Convertible Senior Notes due 2014

In 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (2014 Notes) with a maturity date of February 15, 2014. The effective interest rate of the liability component was estimated to be 8.3%.

The 2014 Notes became convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, February 12, 2014. All notes were converted by February 12, 2014. In all cases of conversions of the 2014 Notes, the principal amount converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion.

Upon conversion, the Company records losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology utilized for the issuance date valuation.

The following table summarizes information about the conversions of the 2014 Notes during the three months ended March 30, 2014 (in thousands):

2014 Notes
Cash paid for principal of notes converted	$29,570
Conversion value over principal amount paid in shares of common stock	$196,095
Number of shares of common stock issued upon conversion	1,151

The following table summarizes information about the equity and liability components of the 2014 Notes and 2016 Notes (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	March 30, 2014	December 29, 2013
Principal amount of convertible notes outstanding	$920,000	$949,570
Unamortized discount of liability component	(71,984)	(80,977)
Net carrying amount of liability component	848,016	868,593
Less: current portion	(848,016)	(29,288)
Long-term debt	$—	$839,305
Conversion option subject to cash settlement	—	$282
Carrying value of equity component, net of debt issuance cost	$155,366	$274,304
Fair value of outstanding notes	$1,635,903	$1,428,743
Weighted average remaining amortization period of discount on the liability component	1.9 years	2.2 years

6. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Cost of product revenue	$2,095	$1,442
Cost of service and other revenue	285	154
Research and development	11,669	8,006
Selling, general and administrative	19,375	14,617
Share-based compensation expense before taxes	33,424	24,219
Related income tax benefits	(10,577)	(7,565)
Share-based compensation expense, net of taxes	$22,847	$16,654

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during the three months ended March 30, 2014 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.07 - 0.11%
Expected volatility	38%
Expected term	0.5 - 1.0 year
Expected dividends	—
Weighted average fair value per share	$41.84

As of March 30, 2014, approximately $237.4 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.2 years.

7. Stockholders’ Equity

As of March 30, 2014, approximately 6.5 million shares remained available for future grants under the 2005 Stock Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan.

Stock Options

The Company’s stock option activity under all stock option plans during the three months ended March 30, 2014 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 29, 2013	5,724	$32.64
Exercised	(875)	$25.94
Cancelled	(4)	$4.35
Outstanding at March 30, 2014	4,845	$33.87

At March 30, 2014, outstanding options to purchase 4.0 million shares were exercisable with a weighted average exercise price per share of $33.64.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three months ended March 30, 2014 is as follows:

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at December 29, 2013	248	3,628	1,101	$53.46	$59.66	$54.64
Awarded	—	222	187	—	$141.49	$147.30
Vested	(123)	(409)	—	$47.90	$50.82	—
Cancelled	—	(55)	(10)	—	$53.79	$49.04
Outstanding at March 30, 2014	125	3,386	1,278	$55.44	$66.21	$68.24

Employee Stock Purchase Plan

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 30, 2014, approximately 0.2 million shares were issued under the ESPP. As of March 30, 2014, there were approximately 14.8 million shares available for issuance under the ESPP.

Warrants

In connection with the offering of the 2014 Notes, the Company sold warrants to purchase 18.3 million shares of common stock to counterparties to the convertible note hedge transactions. The warrants have an exercise price of $31.435 per share, and the proceeds from the sale of such warrants were used by the Company to partially offset the cost of the transactions. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash. As of March 30, 2014 warrants to purchase 15.4 million shares of the Company’s common stock remained outstanding. All outstanding warrants will be exercised immediately prior to expiration, which occurs in equal installments during the 40 consecutive scheduled trading days beginning on May 16, 2014.

Share Repurchases

During the three months ended March 30, 2014 and March 31, 2013, the Company repurchased 0.8 million shares for $130.0 million and 0.5 million shares for $25.0 million, respectively.

In April 2012 the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. Authorizations to repurchase up to an additional $237.5 million of the Company’s common stock remained as of March 30, 2014.

8. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 30, 2014 was 28.4%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, taxed at rates lower than the U.S. federal statutory tax rate, and tax deductions related to stock award activities which were recorded as discrete items in the quarter. In 2013, the variance from the U.S. federal statutory tax rate was primarily attributable to a higher mix of foreign earnings taxed at rates lower than the U.S. federal statutory tax rate and the retroactive reinstatement of the federal research and development credit for 2012 which was enacted in January 2013.

In May 2013, the Internal Revenue Service began an audit of the Company’s corporate income tax return filed for fiscal year 2011. The Internal Revenue Service continues to analyze the information provided by the Company and has not yet proposed any adjustments to the filed return.

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

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. On January 30, 2013, the Court granted the Company’s motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the Court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the Court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on September 16, 2019. The Company believes that it did not infringe the Syntrix patent and that the patent is invalid. Therefore, the Company disagrees with the judgment and contends that the judgment is not supported by the law or facts. Accordingly, on December 3, 2013, the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit challenging the Final Amended Judgment. On December 16, 2013, Syntrix cross appealed the Court’s dismissal of its trade secret claims and denial of its willfulness claim.

As a result of the amended judgment, the Company recorded a legal contingency accrual of $138.8 million and $132.9 million as of March 30, 2014 and December 29, 2013, respectively, including damages and interest awarded to Syntrix. In the three months ended March 30, 2014, the Company recorded a related charge of $5.8 million to cost of product revenue. In the three months ended March 31, 2013, the Company recorded charges of $106.9 million, with $105.9 million charged to operating expenses and the remainder to cost of product revenue. The judgment amount has been secured by a supersedeas bond, and as of March 30, 2014, $17.8 million was deposited with the Court for the accrued post-judgment ongoing royalty amounts. The Company will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in other long-term assets.

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

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our broad portfolio of instruments, consumables, and analysis tools are designed to simplify and accelerate genetic analysis. This portfolio addresses a broad range of genomic complexity, throughput, and price points, enabling customers to select the best solution for their scientific challenge. These systems can be used to efficiently perform a range of nucleic acid (DNA, RNA) analyses on large numbers of samples. For more focused studies, our array-based solutions provide ideal tools to perform genome-wide association studies (GWAS) involving single-nucleotide polymorphism (SNP) genotyping and (CNV) analyses, as well as gene expression profiling and other DNA and RNA studies.

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

During the last two years, we have taken significant steps to support our goal of becoming a leader in the reproductive health market by acquiring Verinata Health, Inc. (Verinata) in February 2013 and BlueGnome Ltd. (BlueGnome) in 2012. Our acquisition of Verinata further strengthened our focus on reproductive health by adding to our product portfolio Verinata’s verifi® prenatal test, a comprehensive non-invasive prenatal test (NIPT) for high-risk pregnancies. Our acquisition of BlueGnome, a leading provider of genetic solutions for the screening of chromosomal abnormalities associated with developmental delay, cancer, and infertility, expanded our ability to establish integrated solutions in reproductive health and cancer.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Funding Environment

While many of our customers receive funding from government agencies to purchase our products or services, we are diversifying our customer base to include customers that do not depend on government funding. In 2013, approximately 45% of our total revenue came from customers who are not directly reliant on government agencies for funding. We estimate that less than 30% of our total revenue in 2013 came from academic or government customers in the United States that, directly or indirectly, derive funding from the U.S. National Institute of Health (NIH). NIH funding for the U.S. fiscal year 2014 increased more than 3% compared to the 2013 sequestration budget, and we believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Our sequencing instrument installed base continued to expand in Q1 2014, and we believe that expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio, will continue to drive demand for our next-generation sequencing technologies. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

Our portfolio of sequencing platforms represents a family of systems that are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications. Our MiSeq sequencing system is a low-cost desktop platform that provides individual researchers with rapid turnaround time, high accuracy, and streamlined workflow. NextSeq 500, launched in January 2014, provides flexibility from whole genome sequencing to targeted panels in a desktop platform. Our HiSeq 2500 sequencing system allows customers to sequence an entire human genome in approximately a day. HiSeq X Ten, announced in January 2014, is a set of ten ultra-high-throughput sequencers built for large-scale human whole-genome sequencing with the ability to generate 1.8 terabases of DNA sequence per sequencer in less than three days.

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

Financial Overview

Financial highlights for Q1 2014 include the following:

•	Net revenue increased by 27.1% during Q1 2014 to $420.8 million compared to Q1 2013. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) for Q1 2014 was 66.1% compared to 66.3% in Q1 2013. Gross margin in Q1 2014 decreased due to the negative impact of higher legal contingency charges associated with the Syntrix litigation matter and a lower sales mix of consumables, which have higher gross margins. Such impact was partially offset by higher margins on instrument and service sales. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumable, instrument, and services; product mix changes between established products and new products in new markets; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased by $137.2 million in Q1 2014 compared to Q1 2013. Operating expenses in Q1 2013 included a $105.9 million legal contingency charge associated primarily with the Syntrix patent litigation matter. The lack of such expense in Q1 2014 and the increase in gross profit during the current quarter led to the increase in income from operations, despite the increases in research and development and selling, general and administrative expenses, which we expect to continue to grow.

•
Our effective tax rate was 28.4% in Q1 2014, as compared to 52.5% in Q1 2013. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, taxed at rates lower than the U.S. federal statutory tax rate, and tax deductions related to stock award activities which were recorded as discrete items in the quarter. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended Q1 2014 with cash, cash equivalents, and short-term investments totaling $1.1 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of operations for the specified reporting periods stated as a percentage of total revenue.

	Q1 2014	Q1 2013
Revenue:
Product revenue	86.1%	89.5%
Service and other revenue	13.9	10.5
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	26.5	27.2
Cost of service and other revenue	5.1	4.5
Amortization of acquired intangible assets	2.3	2.0
Total cost of revenue	33.9	33.7
Gross profit	66.1	66.3
Operating expense:
Research and development	18.3	18.6
Selling, general and administrative	26.0	25.7
Acquisition related (gain) expense, net	(0.2)	1.2
Headquarter relocation	0.1	0.2
Legal contingencies	—	32.0
Unsolicited tender offer related expense	—	2.2
Total operating expense	44.2	79.9
Income (loss) from operations	21.9	(13.6)
Other income (expense):
Interest income	0.2	0.6
Interest expense	(2.3)	(2.9)
Cost-method investment related gain	—	1.8
Other income (expense), net	0.1	(0.2)
Total other expense, net	(2.0)	(0.7)
Income (loss) before income taxes	19.9	(14.3)
Provision for (benefit from) income taxes	5.6	(7.5)
Net income (loss)	14.3%	(6.8)%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three month periods ended March 30, 2014 and March 31, 2013 were both 13 weeks.
Revenue

(Dollars in thousands)	Q1 2014	Q1 2013	Change	% Change
Product revenue	$362,211	$296,170	$66,041	22%
Service and other revenue	58,570	34,788	23,782	68
Total revenue	$420,781	$330,958	$89,823	27%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of instrument service contract revenue as well as sequencing and genotyping service revenue. Revenues from businesses acquired in 2013 are predominantly service revenue.

Consumables revenue increased $37.6 million, or 18%, to $242.5 million in Q1 2014 compared to $204.9 million in Q1 2013. The increase was primarily attributable to sales of sequencing consumables, driven by higher utilization of our instruments and growth in the instrument installed base.

Instrument revenue increased $27.7 million, or 31%, to $115.8 million in Q1 2014 compared to $88.1 million in Q1 2013, driven primarily by shipments of sequencing instruments, including new platforms introduced during the current quarter.

Service and other revenue increased $23.8 million, or 68%, to $58.6 million in Q1 2014 compared to $34.8 million in Q1 2013. Revenues from businesses acquired in 2013 are predominantly service revenue. Excluding the impact of acquisitions completed in 2013, the increase in service and other revenue was 38%, which was driven by microarray service revenue as well as sequencing instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q1 2014	Q1 2013	Change	% Change
Gross profit	$278,292	$219,292	$59,000	27%
Gross margin	66.1%	66.3%

Gross profit increased $59 million, or 27%, to $278.3 million in Q1 2014 in comparison to $219.3 million in Q1 2013, primarily due to the increase in revenue. Excluding the gross profit from acquisitions completed in 2013, which was predominantly included in gross profit from service sales, the increase in gross profit was 26%. Gross margin decreased in Q1 2014 in comparison to Q1 2013 due to the negative impact from higher legal contingency charges and a lower sales mix of consumables, which have higher gross margins. Such impact was partially offset by higher margins on instruments and services sales during Q1 2014.

Operating Expense

(Dollars in thousands)	Q1 2014	Q1 2013	Change	% Change
Research and development	$77,041	$61,450	$15,591	25%
Selling, general and administrative	109,573	85,074	24,499	29
Acquisition related (gain) expense, net	(1,013)	3,821	(4,834)	(127)
Headquarter relocation	595	757	(162)	(21)
Legal contingencies	—	105,853	(105,853)	(100)
Unsolicited tender offer related expense	—	7,484	(7,484)	(100)
Total operating expense	$186,196	$264,439	$(78,243)	(30)%

Research and development expense increased by $15.6 million, or 25%, in Q1 2014 from Q1 2013, primarily due to increased headcount as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased $24.5 million, or 29%, in Q1 2014 from Q1 2013. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company, as well as increased amortization of intangible assets.

Acquisitions completed in 2013 also contributed to the increases in research and development expense and selling, general and administrative expense from Q1 2013 to Q1 2014.

Acquisition related (gain) expense, net, in Q1 2014 primarily consisted of gains from changes in fair value of contingent consideration of $1.8 million. Such gains were partially offset by other acquisition related costs. Acquisition related (gain) expense, net in Q1 2013 consisted of acquisition transaction costs of $3.4 million and net changes in the value of contingent consideration.

We completed the relocation of our headquarters in 2012. During Q1 2014 and Q1 2013, we incurred $0.6 million and $0.8 million, respectively, in additional headquarter relocation expense, primarily consisting of accretion expense related to the facility exit obligation recorded upon vacating our former headquarters.

During Q1 2013, we recorded a $105.9 million charge within operating expenses primarily related to the Syntrix litigation matter. The amount recorded in operating expense included the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the day we received the related jury verdict. See additional discussion on this matter in the note “9 Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

During Q1 2013, we recorded $7.5 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory service arrangements were completed in 2013.

Other Expense, Net

(Dollars in thousands)	Q1 2014	Q1 2013	Change	% Change
Interest income	$956	$1,933	$(977)	(51)%
Interest expense	(9,743)	(9,747)	4	—
Cost-method investment related gain, net	—	6,113	(6,113)	(100)
Other income (expense), net	479	(714)	1,193	(167)
Total other expense, net	$(8,308)	$(2,415)	$(5,893)	244%

Interest income primarily consists of returns from our investment portfolio. Interest income decreased in Q1 2014 from Q1 2013 as a result of a decrease in our investment portfolio balance as well as the decline in market interest rates. Interest expense in Q1 2013 remained relatively consistent as compared to the same period in Q1 2013 and consisted primarily of accretion of discount on our convertible senior notes.

During Q1 2013, we recognized a $6.1 million gain as a result of the sale of a cost-method investment.

Other income (expense), net, in Q1 2014 and Q1 2013 primarily consisted of net foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

(Dollars in thousands)	Q1 2014	Q1 2013	Change	% Change
Income (loss) before income taxes	$83,788	$(47,562)	$131,350	(276)%
Provision for (benefit from) income taxes	$23,811	$(24,975)	$48,786	(195)%
Effective tax rate	28.4%	52.5%

Our effective tax rate was 28.4% for Q1 2014 compared to 52.5% in Q1 2013. The variance from the U.S. federal statutory tax rate of 35% in Q1 2014 was primarily attributable to a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, taxed at rates lower than the U.S. federal statutory tax rate, and tax deductions related to stock award activities which were recorded as discrete items in the quarter. In Q1 2013 the variance from the U.S. statutory rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item during Q1 2013 and is nondeductible for tax purposes until paid.

Liquidity and Capital Resources

At March 30, 2014, we had approximately $518.5 million in cash and cash equivalents, a $193.1 million decrease from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at March 30, 2014 were approximately $413.2 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of March 30, 2014, we had $573.3 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

As of March 30, 2014, $920.0 million in principal amount of our convertible senior notes due 2016 (2016 Notes) remained outstanding, with a maturity date of March 15, 2016. The 2016 Notes became convertible on April 1, 2014 and continue to be convertible through June 30, 2014. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities are sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	potential early repayments of debt obligations as a result of conversions;

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	the expansion needs of our facilities, including costs of leasing additional facilities; and

•	investment in our global business processes, and the associated Enterprise Resource Planning platform.

As of March 30, 2014, we had $47.7 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

During Q1 2014, we used $130.0 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. As of March 30, 2014, we had authorization to repurchase $237.5 million of our common stock.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	Q1 2014	Q1 2013
Net cash provided by operating activities	$37,087	$87,840
Net cash used in investing activities	(144,387)	(65,021)
Net cash used in financing activities	(85,924)	(13,006)
Effect of exchange rate changes on cash and cash equivalents	100	(712)
Net (decrease) increase in cash and cash equivalents	$(193,124)	$9,101

Operating Activities

Net cash provided by operating activities in Q1 2014 consisted of net income of $60.0 million plus net adjustments of $54.3 million in addition to net changes in operating assets and liabilities of $77.1 million. The primary non-cash expenses added back to net income included deferred income taxes of $33.9 million, share-based compensation of $33.4 million, and depreciation and amortization expenses of $28.4 million. These non-cash add-backs were partially offset by $50.5 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets were increases in accounts receivable and accrued liabilities.

Net cash provided by operating activities in Q1 2013 consisted of net loss of $22.6 million plus net adjustments of $11.6 million in addition to net changes in operating assets and liabilities of $98.8 million. The primary non-cash expenses added back to net loss included share based compensation of $24.2 million, and depreciation and amortization expenses of $20.5 million. These non-cash add-backs were partially offset by deferred income taxes of $36.7 million and $5.3 million incremental tax benefit related to share-based compensation. The main driver in the change in net operating assets was an increase in accrued legal contingencies due to a patent litigation. Additionally, inventory, accounts payable, and accrued liabilities increased due to increased business activity.

Investing Activities

Net cash used in investing activities totaled $144.4 million for Q1 2014. We purchased $253.3 million of available-for-sale securities and $133.1 million of our available-for-sale securities matured or were sold during the period. We also invested $19.0 million in capital expenditures primarily associated with the purchase of manufacturing, research, and development equipment, leasehold improvements, and information technology equipment and systems.

Net cash used in investing activities totaled $65.0 million for Q1 2013. We purchased $97.5 million of available-for-sale securities and $389.5 million of our available-for-sale securities matured or were sold during the period. We paid net cash of $345.1 million for acquisitions, and invested $21.4 million for capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Net cash used in financing activities totaled $85.9 million for Q1 2014. We used $130.0 million to repurchase our common stock, repaid $29.7 million of our convertible senior notes due 2014, and paid $8.8 million in taxes for net share settlement of equity awards. We received $50.5 million in incremental tax benefit related to share-based compensation and $32.0 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

Net cash used in financing activities totaled $13.0 million for Q1 2013. We received $13.2 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sale of shares under our employee stock purchase plan, and used $25.0 million to repurchase our common stock. In addition, we received $5.3 million in incremental tax benefit related to share-based compensation.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2014, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during Q1 2014.

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

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no substantial changes to our market risks in the three months ended March 30, 2014, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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

During Q1 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q1 2014 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, we are currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigations or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

On November 24, 2010, Syntrix Biosystems, Inc. filed suit against us in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that we willfully infringed U.S. Patent No. 6,951,682 by selling our BeadChip array products, and that we misappropriated Syntrix’s trade secrets. On January 30, 2013, the Court granted our motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the Court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the Court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on September 16, 2019. We believe strongly that we did not infringe the Syntrix patent and that the patent is invalid. Therefore, we disagree with the judgment and contend that the judgment is not supported by the law or facts. Accordingly, on December 3, 2013, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit challenging the Final Amended Judgment. On December 16, 2013, Syntrix cross-appealed the Court’s dismissal of its trade secret claims and denial of its willfulness claim.

As a result of the amended judgment, we recorded a legal contingency accrual of $138.8 million and $132.9 million as of March 30, 2014 and December 29, 2013, respectively, including damages and interest awarded to Syntrix. In the three months ended March 30, 2014, we recorded a related charge of $5.8 million to cost of product revenue. In the three months ended March 31, 2013, we recorded charges of $106.9 million, with $105.9 million charged to operating expenses and the remainder to cost of product revenue. The judgment amount has been secured by a supersedeas bond, and as of March 30, 2014, $17.8 million was deposited with the Court for the accrued post-judgment ongoing royalty amounts. We will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in other long-term assets.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended March 30, 2014.

Issuer Purchases of Equity Securities

In April 2012, the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. The following table summarizes shares repurchased pursuant to these programs during the quarter ended March 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 30, 2013 - January 26, 2014	—	$—	—	$367,519,465
January 27, 2014 - February 23, 2014	92,463	162.22	92,463	352,519,893
February 24, 2014 - March 30, 2014	695,546	165.34	695,546	237,520,329
Total	788,009	$164.97	788,009	$237,520,329
____________

(1)	All shares purchased during the three months ended March 30, 2014, were made in open-market transactions.

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

ILLUMINA, INC. (registrant)

Date:	May 7, 2014	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer