Form 10-Q
period 2014-06-29
ILLUMINA INC
filed 2014-08-01
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 29, 2014

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

As of July 10, 2014, there were 139.4 million shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2014	December 29, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675,221	$711,637
Short-term investments	427,835	453,966
Accounts receivable, net	258,694	238,946
Inventory	177,534	154,099
Deferred tax assets, current portion	44,929	36,076
Prepaid expenses and other current assets	36,508	22,811
Total current assets	1,620,721	1,617,535
Property and equipment, net	230,113	202,666
Goodwill	721,648	723,061
Intangible assets, net	304,850	331,173
Deferred tax assets, long-term portion	70,126	88,480
Other assets	87,597	56,091
Total assets	$3,035,055	$3,019,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,513	$73,655
Accrued liabilities	259,676	219,120
Long-term debt, current portion	298,018	29,288
Total current liabilities	649,207	322,063
Long-term debt	972,945	839,305
Long-term legal contingencies	143,597	132,933
Other long-term liabilities	188,870	191,221
Conversion option subject to cash settlement	—	282
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,785	1,753
Additional paid-in capital	2,056,922	2,562,705
Accumulated other comprehensive income	1,333	1,234
Retained earnings	314,437	207,855
Treasury stock, at cost	(1,294,041)	(1,240,345)
Total stockholders’ equity	1,080,436	1,533,202
Total liabilities and stockholders’ equity	$3,035,055	$3,019,006
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue:
Product revenue	$390,808	$313,497	$753,019	$609,667
Service and other revenue	56,760	32,597	115,330	67,385
Total revenue	447,568	346,094	868,349	677,052
Cost of revenue:
Cost of product revenue	114,307	98,150	225,748	188,128
Cost of service and other revenue	23,176	15,951	44,689	31,089
Amortization of acquired intangible assets	9,545	8,584	19,080	15,134
Total cost of revenue	147,028	122,685	289,517	234,351
Gross profit	300,540	223,409	578,832	442,701
Operating expense:
Research and development	82,985	67,608	160,026	129,058
Selling, general and administrative	114,649	88,700	224,222	173,774
Headquarter relocation	2,892	(1,507)	3,487	(750)
Acquisition related gain, net	(225)	(5,725)	(1,238)	(1,904)
Legal contingencies	—	9,516	—	115,369
Unsolicited tender offer related expense	—	4,811	—	12,295
Total operating expense	200,301	163,403	386,497	427,842
Income from operations	100,239	60,006	192,335	14,859
Other income (expense):
Interest income	1,464	722	2,420	2,655
Interest expense	(9,922)	(10,045)	(19,665)	(19,792)
Cost-method investment related gain	—	—	—	6,113
Other expense, net	(31,315)	(1,323)	(30,836)	(2,037)
Total other expense, net	(39,773)	(10,646)	(48,081)	(13,061)
Income before income taxes	60,466	49,360	144,254	1,798
Provision for (benefit from) income taxes	13,861	13,483	37,672	(11,492)
Net income	$46,605	$35,877	$106,582	$13,290
Net income per basic share	$0.36	$0.29	$0.82	$0.11
Net income per diluted share	$0.31	$0.26	$0.71	$0.10
Shares used in calculating basic net income per share	130,583	124,362	129,365	124,065
Shares used in calculating diluted net income per share	149,121	139,377	149,870	137,645
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$46,605	$35,877	$106,582	$13,290
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	125	(540)	99	(960)
Total comprehensive income	$46,730	$35,337	$106,681	$12,330
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$106,582	$13,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29,985	23,718
Amortization of intangible assets	25,948	20,162
Share-based compensation expense	69,420	48,671
Accretion of debt discount	17,997	18,032
Loss on extinguishment of debt	31,360	—
Contingent compensation expense	2,485	2,751
Incremental tax benefit related to share-based compensation	(77,333)	(14,844)
Deferred income taxes	31,512	(28,833)
Change in fair value of contingent consideration	(3,291)	(5,262)
Change in estimated cease-use loss	3,487	—
Cost-method investment related gain	—	(6,113)
Other	(305)	2,142
Changes in operating assets and liabilities:
Accounts receivable	(17,189)	11,954
Inventory	(23,187)	(8,359)
Prepaid expenses and other current assets	(1,462)	(650)
Other assets	(16,547)	(3,262)
Accounts payable	13,884	(1,998)
Accrued liabilities	8,859	(19,374)
Accrued legal contingencies	10,664	122,713
Other long-term liabilities	2,248	1,708
Net cash provided by operating activities	215,117	176,446
Cash flows from investing activities:
Purchases of available-for-sale securities	(358,874)	(157,499)
Sales of available-for-sale securities	291,264	501,038
Maturities of available-for-sale securities	92,643	214,324
Net cash paid for acquisitions	—	(345,161)
(Purchases of) sales proceeds from strategic investments	(11,682)	5,572
Purchases of property and equipment	(42,336)	(32,975)
Cash paid for intangible assets	(625)	(2,843)
Net cash (used in) provided by investing activities	(29,610)	182,456
Cash flows from financing activities:
Payments on financing obligations	(29,747)	(9,140)
Payments on acquisition related contingent consideration liability	—	(3,985)
Proceeds from issuance of convertible notes	1,132,378	—
Repurchases of convertible notes	(1,244,721)	—
Incremental tax benefit related to share-based compensation	77,333	14,844
Common stock repurchases	(202,431)	(50,020)
Taxes paid related to net share settlement of equity awards	(9,409)	—
Proceeds from issuance of common stock	54,152	41,079
Net cash used in financing activities	(222,445)	(7,222)
Effect of exchange rate changes on cash and cash equivalents	522	(2,050)
Net (decrease) increase in cash and cash equivalents	(36,416)	349,630
Cash and cash equivalents at beginning of period	711,637	433,981
Cash and cash equivalents at end of period	$675,221	$783,611

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

Segment Information

Effective December 30, 2013, the Company reorganized and separated the roles of the Chief Executive Officer and the President, with core market and operational functions centralized and reporting to the President, for the primary purpose of achieving scalability in business operations to support the growth in the Company’s strategic markets. Corporate functions and the President report to the CEO. As a result, the Company operates under one operating segment and reports under one reportable segment.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended June 29, 2014 and June 30, 2013 were both 13 and 26 weeks, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of fiscal 2017 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the six months ended June 29, 2014 was due to adjustments to the purchase price subsequent to the preliminary allocation of purchase price related to prior year acquisitions. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform a two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2014, noting no impairment.

The Company’s identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, customer relationships, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

The Company regularly performs reviews to determine if any event has occurred that may indicate its intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, the Company performs an impairment test to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, the Company’s strategic business objectives, and the pattern of utilization of a particular asset. The Company performed quarterly reviews of its intangible assets with finite useful lives and other long-lived assets and noted no significant impairments for the three and six months ended June 29, 2014.

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

As of June 29, 2014, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of June 29, 2014 and December 29, 2013, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $45.7 million and $54.7 million, respectively. Gains related to non-designated foreign exchange forward contracts for the six months ended June 30, 2013 were $3.2 million and immaterial for all other periods presented.

Reserve for Product Warranties

The Company generally provides a one-year warranty on instruments. Additionally, the Company provides a warranty on consumables through the expiration date, which generally ranges from six to twelve months after the manufacture date. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses based on historical experience as well as anticipated product performance. The Company periodically reviews its warranty reserve for adequacy and adjusts the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue.

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

Dilutive potential common shares consist of shares issuable under convertible senior notes, equity awards, and warrants. Convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards and warrants are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of equity awards and warrants; the average amount of unrecognized compensation expense for equity awards; and estimated tax benefits that will be recorded in additional paid-in capital when expenses related to equity awards become deductible. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Weighted average shares outstanding	130,583	124,362	129,365	124,065
Effect of dilutive potential common shares from:
Convertible senior notes	4,410	1,064	4,964	1,064
Equity awards	4,160	4,382	4,488	4,137
Warrants	9,968	9,569	11,053	8,379
Weighted average shares used in calculation of diluted net income per share	149,121	139,377	149,870	137,645
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	157	1,684	141	1,799

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	June 29, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$46,028	$20	$(22)	$46,026	$82,226	$18	$(101)	$82,143
Corporate debt securities	329,045	228	(222)	329,051	342,034	312	(376)	341,970
U.S. Treasury securities	52,693	65	—	52,758	29,795	58	—	29,853
Total available-for-sale securities	$427,766	$313	$(244)	$427,835	$454,055	$388	$(477)	$453,966

As of June 29, 2014, the Company had 83 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or the recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of such available-for-sale securities that were in an unrealized loss position for less than twelve months as of June 29, 2014 and December 29, 2013, aggregated by investment category (in thousands):

	June 29, 2014		December 29, 2013
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$27,342	$(22)	$73,362	$(101)
Corporate debt securities	137,272	(222)	168,118	(373)
Total	$164,614	$(244)	$241,480	$(474)

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of June 29, 2014 were as follows (in thousands):

Estimated Fair Value
Due within one year	$123,402
After one but within five years	304,433
Total	$427,835

Cost-Method Investments

As of June 29, 2014 and December 29, 2013, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $37.2 million and $22.1 million, respectively, which were included in other assets. During the three months ended March 31, 2013, the Company sold a cost-method investment and recognized a $6.1 million gain. The Company’s cost-method investments are assessed for impairment quarterly. No impairment loss was recorded during the three and six months ended June 29, 2014 or June 30, 2013. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Headquarter Facility Exit Obligation

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Balance at beginning of period	$37,180	$43,908	$38,218	$45,352
Adjustment to facility exit obligation	1,914	(2,234)	1,914	(1,948)
Accretion of interest expense	686	727	1,281	1,198
Cash payments	(1,300)	(3,050)	(2,933)	(5,251)
Balance at end of period	$38,480	$39,351	$38,480	$39,351

Warranties

Changes in the Company’s reserve for product warranties during the three and six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Balance at beginning of period	$11,492	$10,806	$10,407	$10,136
Additions charged to cost of revenue	5,620	4,877	9,812	10,298
Repairs and replacements	(4,112)	(4,857)	(7,219)	(9,608)
Balance at end of period	$13,000	$10,826	$13,000	$10,826

Inventory

Inventory consists of the following (in thousands):

	June 29, 2014	December 29, 2013
Raw materials	$58,494	$57,398
Work in process	87,595	70,016
Finished goods	31,445	26,685
Total inventory	$177,534	$154,099

Goodwill

Changes in the Company’s goodwill balance during the six months ended June 29, 2014 are as follows (in thousands):

Goodwill
Balance as of December 29, 2013	$723,061
Purchase price allocation adjustments related to prior year acquisitions	(1,413)
Balance as of June 29, 2014	$721,648

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 29, 2014	December 29, 2013
Accrued compensation expenses	$84,533	$82,705
Deferred revenue, current portion	67,393	50,834
Accrued taxes payable	31,370	30,435
Customer deposits	14,181	13,569
Reserve for product warranties	13,000	10,407
Acquisition related contingent liability, current portion	24,659	6,719
Facility exit obligation, current portion	4,922	5,570
Other	19,618	18,881
Total accrued liabilities	$259,676	$219,120

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

During 2013, the Company also completed acquisitions of Advanced Liquid Logic Inc., a provider of liquid handling solutions, NextBio, a provider of clinical and genomic informatics tools, and another development-stage company. As a result of these transactions, the Company recorded $124.9 million in goodwill. The purchase price allocation for the NextBio acquisition is preliminary and subject to change as more detailed analyses are completed and additional information with respect to the fair values of the assets and liabilities acquired becomes available.

2012 Acquisition

On September 19, 2012, the Company announced the acquisition of BlueGnome Ltd., a provider of cytogenetics and in vitro fertilization screening products. Total consideration for the acquisition was $95.5 million, which included $88.0 million in initial cash payments and $7.5 million in fair value of contingent cash consideration of up to $20.0 million based on the achievement of certain revenue based milestones.

Summary of Contingent Compensation Expenses

Contingent compensation expenses recorded as a result of acquisitions consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Contingent compensation, included in research and development expense	$496	$(163)	$579	$326
Contingent compensation, included in selling, general and administrative expense	—	2,425	2,756	5,354
Total contingent compensation expense	$496	$2,262	$3,335	$5,680

4. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 and December 29, 2013 (in thousands):

	June 29, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$434,926	$—	$—	$434,926	$478,755	$—	$—	$478,755
Debt securities in government-sponsored entities	—	46,026	—	46,026	—	82,143	—	82,143
Corporate debt securities	—	329,051	—	329,051	—	341,970	—	341,970
U.S. Treasury securities	52,758	—	—	52,758	29,853	—	—	29,853
Deferred compensation plan assets	—	22,966	—	22,966	—	17,805	—	17,805
Total assets measured at fair value	$487,684	$398,043	$—	$885,727	$508,608	$441,918	$—	$950,526
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$46,189	$46,189	$—	$—	$49,480	$49,480
Deferred compensation liability	—	19,384	—	19,384	—	14,957	—	14,957
Total liabilities measured at fair value	$—	$19,384	$46,189	$65,573	$—	$14,957	$49,480	$64,437

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in the fair value of the contingent considerations during the three and six months ended June 29, 2014 were due to changes in the estimated payments and a shorter discounting period.

Changes in estimated fair value of contingent consideration liabilities during the six months ended June 29, 2014 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 29, 2013	$49,480
Change in estimated fair value, recorded in acquisition related gain, net	(3,291)
Balance as of June 29, 2014	$46,189

5. Convertible Senior Notes

0% Convertible Senior Notes due 2019 and 0.5% Convertible Senior Notes due 2021

On June 11, 2014, the Company issued $632.5 million aggregate principal amount of 0% convertible senior notes due 2019 (the 2019 Notes) and $517.5 million aggregate principal amount of 0.5% convertible senior notes due 2021 (the 2021 Notes) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes were issued at 100% of par value. The net proceeds from the issuance, after deducting the offering expenses payable by the Company, was $1,132.4 million. The Company used the net proceeds plus cash on hand to repurchase a portion of the outstanding 2016 Notes in privately negotiated transactions concurrently with the issuance of the 2019 and 2021 Notes.

Both the 2019 and 2021 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election, based on an initial conversion rate, subject to adjustment, of 3.9318 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $254.34 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2019 and 2021 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2019 and 2021 Notes; and (4) at any time on or after March 15, 2019 for the 2019 Notes, or March 15, 2021 for the 2021 Notes, through the second scheduled trading day immediately preceding the maturity date.

As noted in the indentures for the 2019 and 2021 Notes, it is the Company's intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. In general, for each $1,000 in principal the “principal portion” of cash upon settlement is defined as the lesser of $1,000 and the conversion value during the 20-day observation period. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 20 days and the daily volume weighted average price (VWAP) of the Company's common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

The 2019 Notes carry no coupon interest. The Company pays 0.5% interest per annum on the principal amount of the 2021 Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The 2019 and 2021 Notes mature on June 15, 2019 and June 15, 2021, respectively. If a designated event, as defined in the indentures for the 2019 and 2021 Notes, such as acquisition, merger, or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The Company accounts separately for the liability and equity components of the 2019 and 2021 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that market-traded senior, unsecured corporate bonds represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry as the Company, and with similar maturities to the 2019 and 2021 Notes, the Company estimated the implied interest rates of its 2019 and 2021 Notes to be 2.9% and 3.5%, respectively, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rates were applied to the 2019 and 2021 Notes, which resulted in a fair value of the liability component in aggregate of $971.5 million upon issuance, calculated as the present value of implied future payments based on the $1,150.0 million aggregate principal amount. The $161.2 million difference between the cash proceeds of $1,132.7 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2019 and 2021 Notes are not considered redeemable.

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2019 and 2021 Notes, which was anti-dilutive for the three and six ended June 29, 2014. Neither the 2019 nor the 2021 Notes were convertible as of June 29, 2014. If the 2019 and 2021 Notes were converted as of June 29, 2014, the if-converted value would not exceed the principal amount.

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

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. During the three and six months ended June 30, 2013, the 2016 Notes were not convertible. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 and continue to be convertible through September 30, 2014.

In conjunction with the issuance of the 2019 and 2021 Notes, the Company used the net proceeds from the issuance plus cash on hand to repurchase $600 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. The aggregate cash used for the repurchase was $1,244.7 million. The repurchase is accounted for as an extinguishment of debt. Extinguishment accounting requires the purchase price to be allocated to the liability and equity components of the repurchased notes based on the fair value of the liability component, and the difference between the fair value and the carrying value of the liability component to be recognized as loss on extinguishment of debt. An interest rate of 1.2% upon settlement, which was estimated using Level 2 inputs, was applied to measure the fair value of the liability component of the extinguished debt. This calculation resulted in $588.8 million allocated to the debt component and $655.9 million allocated to the equity component. The $31.4 million difference between the $588.8 million fair value of debt component and the carrying value of the repurchased 2016 Notes was recorded as a loss on extinguishment of debt within other expense, net, during the three and six months ended June 29, 2014. The $655.9 million of the repurchase price allocated to the equity component was recorded as a reduction of additional paid-in capital.

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the 2016 Notes. The calculation of dilutive potential common shares outstanding for the three and six months ended June 29, 2014 reflects the dilutive impact from the 2016 Notes. If the 2016 Notes were converted as of June 29, 2014, the if-converted value would exceed the principal amount by $332.1 million.

0.625% Convertible Senior Notes due 2014

In 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (2014 Notes) with a maturity date of February 15, 2014. At the time of the issuance, the effective interest rate of the liability component was estimated to be 8.3%.

The 2014 Notes were convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, February 12, 2014, by which date all notes were converted. In all cases of conversions of the 2014 Notes, the principal amount converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion.

Upon conversion, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology utilized for the issuance date valuation.

The following table summarizes information about the conversions of the 2014 Notes during the six months ended June 29, 2014 (in thousands):

2014 Notes
Cash paid for principal of notes converted	$29,570
Conversion value over principal amount paid in shares of common stock	$196,095
Number of shares of common stock issued upon conversion	1,151

Summary of Convertible Senior Notes

The following table summarizes information about the equity and liability components of all convertible senior notes outstanding as of the period reported (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	June 29, 2014	December 29, 2013
Principal amount of convertible notes outstanding	$1,470,027	$949,570
Unamortized discount of liability component	(199,064)	(80,977)
Net carrying amount of liability component	1,270,963	868,593
Less: current portion	(298,018)	(29,288)
Long-term debt	$972,945	$839,305
Conversion option subject to cash settlement	—	$282
Carrying value of equity component, net of debt issuance cost	$215,283	$274,304
Fair value of outstanding notes	$1,853,401	$1,428,743
Weighted average remaining amortization period of discount on the liability component	5.5 years	2.2 years

6. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of product revenue	$2,149	$1,444	$4,244	$2,886
Cost of service and other revenue	284	157	569	311
Research and development	12,785	8,954	24,454	16,960
Selling, general and administrative	20,778	13,897	40,153	28,514
Share-based compensation expense before taxes	35,996	24,452	69,420	48,671
Related income tax benefits	(11,674)	(7,499)	(22,251)	(15,064)
Share-based compensation expense, net of taxes	$24,322	$16,953	$47,169	$33,607

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the six months ended June 29, 2014 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.07 - 0.11%
Expected volatility	38%
Expected term	0.5 - 1.0 year
Expected dividends	—
Weighted average fair value per share	$41.84

As of June 29, 2014, approximately $215.9 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.0 years.

7. Stockholders’ Equity

As of June 29, 2014, approximately 6.5 million shares remained available for future grants under the 2005 Stock Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan.

Stock Options

The Company’s stock option activity under all stock option plans during the six months ended June 29, 2014 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 29, 2013	5,724	$32.64
Exercised	(1,506)	$29.57
Cancelled	(33)	$31.31
Outstanding at June 29, 2014	4,185	$33.75

At June 29, 2014, outstanding options to purchase 3.6 million shares were exercisable with a weighted average exercise price per share of $34.39.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 29, 2014 is as follows:

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at December 29, 2013	248	3,628	1,101	$53.46	$59.66	$54.64
Awarded	—	271	188	—	$143.73	$147.44
Vested	(123)	(526)	—	$47.90	$51.90	—
Cancelled	—	(97)	(58)	—	$59.79	$52.87
Outstanding at June 29, 2014	125	3,276	1,231	$55.44	$67.85	$68.91

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended June 29, 2014, approximately 0.2 million shares were issued under the ESPP. As of June 29, 2014, there were approximately 14.8 million shares available for issuance under the ESPP.

Warrants

In connection with the offering of the 2014 Notes, the Company sold warrants to purchase 18.3 million shares of common stock to counterparties to the convertible note hedge transactions. The warrants have an exercise price of $31.435 per share, and the proceeds from the sale of such warrants were used by the Company to partially offset the cost of the transactions. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash. During the three months ended June 29, 2014, warrants to purchase 11.2 million shares of the Company’s common stock were exercised. As of June 29, 2014, warrants to purchase 4.1 million shares of the Company’s common stock remained outstanding with expiration dates through July 21, 2014.

Share Repurchases

In April 2012 the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. During the three and six months ended June 29, 2014, the Company repurchased approximately 0.5 million and 1.3 million shares for $72.4 million and $202.4 million, respectively. Authorizations to repurchase up to an additional $165.1 million of the Company’s common stock remained as of June 29, 2014.

8. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and six months ended June 29, 2014 were 22.9% and 26.1%, respectively. For the three and six months ended June 29, 2014, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax treatment of the loss on extinguishment of debt and tax deductions related to stock award activities, which were recorded as discrete items during the quarter. In addition, the Company generated a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at lower rates than the U.S. federal statutory tax rate.

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

As a result of the amended judgment, the Company recorded a legal contingency accrual of $143.6 million and $132.9 million as of June 29, 2014 and December 29, 2013, respectively, including damages and interest awarded to Syntrix. In the six months ended June 29, 2014, the Company recorded a related charge of $10.7 million to cost of product revenue. In the six months ended June 30, 2013, the Company recorded charges of $122.7 million, with $114.6 million charged to operating expenses and the remainder to cost of product revenue. The judgment amount has been secured by a supersedeas bond, and as of June 29, 2014, $23.6 million was deposited with the Court for the accrued post-judgment ongoing royalty amounts. The Company will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in other long-term assets.

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

Funding Environment

While many of our customers receive funding from government agencies to purchase our products or services, we are diversifying our customer base to include customers that do not depend on government funding. In 2013, approximately 45% of our total revenue came from customers who are not directly reliant on government agencies for funding. We estimate that less than 30% of our total revenue in the first half of 2014 came from academic or government customers in the United States that, directly or indirectly, derive funding from the U.S. National Institute of Health (NIH). NIH funding for the U.S. fiscal year 2014 increased more than 3% compared to the 2013 sequestration budget, and we believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Our sequencing instrument installed base continued to expand in Q2 2014, and we believe that expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio, will continue to drive demand for our next-generation sequencing technologies. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

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

MicroArrays

As a complement to next-generation sequencing, we believe microarrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, microarrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. Demand in the array market has trended toward large-sample, lower-complexity studies, thus having a lower selling price per sample. In addition, we believe that researchers in the life science market will migrate certain array studies to sequencing; however, we expect this decline to be offset by demand from customers in consumer, reproductive health, and applied markets.

Financial Overview

Financial highlights for the first half of 2014 include the following:

•
Net revenue increased by 28.3% during the first half of 2014 to $868.3 million compared to the first half of 2013. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) was 66.7% for the first half of 2014 compared to 65.4% in the first half of 2013. Gross margin in the first half of 2014 increased primarily due to higher margins on instrument sales. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased by $177.5 million in the first half of 2014 compared to the first half of 2013. Operating expenses in the first half of 2013 included a $115.4 million legal contingency charge associated primarily with the Syntrix patent litigation matter. The lack of such expense in the first half of 2014 and the increase in gross profit during the current quarter led to the increase in income from operations, despite the increases in research and development and selling, general and administrative expenses, which we expect to continue to grow.

•
Our effective tax rate was 26.1% in the first half of 2014 while the tax rate was negative in the first half of 2013. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax treatment of the loss on extinguishment of debt and tax deductions related to stock award activities, which were recorded as discrete items. In addition, we generated a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended Q2 2014 with cash, cash equivalents, and short-term investments totaling $1.1 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q2 2014	Q2 2013	YTD 2014	YTD 2013
Revenue:
Product revenue	87.3%	90.6%	86.7%	90.0%
Service and other revenue	12.7	9.4	13.3	10.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	25.5	28.4	26.0	27.8
Cost of service and other revenue	5.3	4.6	5.1	4.6
Amortization of acquired intangible assets	2.1	2.4	2.2	2.2
Total cost of revenue	32.9	35.4	33.3	34.6
Gross profit	67.1	64.6	66.7	65.4
Operating expense:
Research and development	18.5	19.5	18.4	19.1
Selling, general and administrative	25.7	25.7	25.8	25.7
Headquarter relocation	0.7	(0.4)	0.4	(0.1)
Acquisition related gain, net	(0.1)	(1.7)	(0.1)	(0.3)
Legal contingencies	—	2.7	—	17.0
Unsolicited tender offer related expense	—	1.4	—	1.8
Total operating expense	44.8	47.2	44.5	63.2
Income from operations	22.3	17.4	22.2	2.2
Other income (expense):
Interest income	0.3	0.2	0.3	0.4
Interest expense	(2.2)	(2.9)	(2.2)	(2.9)
Cost-method investment related gain	—	—	—	0.9
Other expense, net	(7.0)	(0.4)	(3.6)	(0.3)
Total other expense, net	(8.9)	(3.1)	(5.5)	(1.9)
Income before income taxes	13.4	14.3	16.7	0.3
Provision for (benefit from) income taxes	3.0	3.9	4.4	(1.7)
Net income	10.4%	10.4%	12.3%	2.0%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended June 29, 2014 and June 30, 2013 were both 13 and 26 weeks, respectively.
Revenue

(Dollars in thousands)	Q2 2014	Q2 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Product revenue	$390,808	$313,497	$77,311	25%	$753,019	$609,667	$143,352	24%
Service and other revenue	56,760	32,597	24,163	74	115,330	67,385	47,945	71
Total revenue	$447,568	$346,094	$101,474	29%	$868,349	$677,052	$191,297	28%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of instrument service contract revenue as well as sequencing and genotyping service revenue. Revenues from businesses acquired in 2013 are predominantly service revenue.

QTD 2014 vs. QTD 2013

Consumables revenue increased $31.3 million, or 15%, to $246.7 million in Q2 2014 compared to $215.4 million in Q2 2013. The increase was primarily attributable to sales of sequencing consumables, driven by growth in the instrument installed base, including HiSeq X Ten and NextSeq platforms introduced in the current year. Such increase was partially offset by a decrease in microarray consumables.

Instrument revenue increased $45.4 million, or 48%, to $140.2 million in Q2 2014 compared to $94.8 million in Q2 2013, driven primarily by shipments of sequencing instruments.

Service and other revenue increased $24.2 million, or 74%, to $56.8 million in Q2 2014 compared to $32.6 million in Q2 2013. Revenues from businesses acquired in 2013 are predominantly service revenue. Excluding the impact of acquisitions completed in 2013, the increase in service and other revenue was 50%, which was driven by microarray service revenue as well as sequencing instrument service contract revenue as a result of our growing installed base.

YTD 2014 vs. YTD 2013

Consumables revenue increased $68.9 million, or 16%, to $489.2 million in the first half of 2014 compared to $420.3 million in the first half of 2013. The increase was primarily attributable to sales of sequencing consumables, driven by growth in the instrument installed base, including HiSeq X Ten and NextSeq platforms introduced in the current year. Such increase was partially offset by a decrease in microarray consumables.

Instrument revenue increased $73.1 million, or 40%, to $256.0 million in the first half of 2014 compared to $182.9 million in the first half of 2013, driven primarily by shipments of sequencing instruments.

Service and other revenue increased $47.9 million, or 71%, to $115.3 million in the first half of 2014 compared to $67.4 million in the first half of 2013. Revenues from businesses acquired in 2013 are predominantly service revenue. Excluding the impact of acquisitions completed in 2013, the increase in service and other revenue was 45%, which was driven by microarray service revenue as well as sequencing instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q2 2014	Q2 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Gross profit	$300,540	$223,409	$77,131	35%	$578,832	$442,701	$136,131	31%
Gross margin	67.1%	64.6%			66.7%	65.4%

QTD 2014 vs. QTD 2013

Gross profit increased $77.1 million, or 35%, to $300.5 million in Q2 2014 compared to $223.4 million in Q2 2013, primarily due to the increase in revenue. Excluding the gross profit from acquisitions completed in 2013, which was predominantly included in gross profit from service sales, the increase in gross profit was 32%. Gross margin increased in Q2 2014 in comparison to Q2 2013 primarily due to higher margins on sequencing instrument sales during the period and lower legal contingency charges.

YTD 2014 vs. YTD 2013

Gross profit increased $136.1 million, or 31%, to $578.8 million in the first half of 2014 compared to $442.7 million the first half of 2013, primarily due to the increase in revenue. Excluding the gross profit from acquisitions completed in 2013, which was predominantly included in gross profit from service sales, the increase in gross profit was 29%. Gross margin increased in the first half of 2014 compared to the first half of 2013 primarily due to higher margins on sequencing instrument sales during the period.

Operating Expense

(Dollars in thousands)	Q2 2014	Q2 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Research and development	$82,985	$67,608	$15,377	23%	$160,026	$129,058	$30,968	24%
Selling, general and administrative	114,649	88,700	25,949	29	224,222	173,774	50,448	29
Headquarter relocation	2,892	(1,507)	4,399	(292)	3,487	(750)	4,237	(565)
Acquisition related gain, net	(225)	(5,725)	5,500	(96)	(1,238)	(1,904)	666	(35)
Legal contingencies	—	9,516	(9,516)	(100)	—	115,369	(115,369)	(100)
Unsolicited tender offer related expense	—	4,811	(4,811)	(100)	—	12,295	(12,295)	(100)
Total operating expense	$200,301	$163,403	$36,898	23%	$386,497	$427,842	$(41,345)	(10)%

QTD 2014 vs. QTD 2013

Research and development expense increased by $15.4 million, or 23%, in Q2 2014 from Q2 2013, primarily due to increased headcount as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $25.9 million, or 29%, in Q2 2014 from Q2 2013. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company.

Acquisitions completed in 2013 also contributed to the increases in research and development expense and selling, general and administrative expense from Q2 2013 to Q2 2014.

We completed the relocation of our headquarters in 2012. During Q2 2014 and Q2 2013, we incurred $2.9 million and $1.5 million, respectively, in additional headquarter relocation expense. Such expense in Q2 2014 consisted primarily of changes in estimated lease exit liability recorded upon vacating our former headquarters and accretion expense related to such facility exit obligation. During Q2 2013, we recorded a gain from the reduction of accrued facility exit obligation, which was partially offset by accretion expense related to such facility exit obligation.

Acquisition related gain, net, in Q2 2014 primarily consisted of gains from changes in fair value of contingent consideration of $1.5 million, partially offset by other acquisition related costs. Acquisition related gain expense, net in Q2 2013 consisted of changes in the value of contingent consideration.

During Q2 2013, we recorded a $9.5 million charge within operating expense primarily related to the Syntrix litigation matter. The amount recorded in operating expense included the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the day we received the related jury verdict. See additional discussion on this matter in the note “9. Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

During Q2 2013, we recorded $4.8 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory service arrangements were completed in 2013.

YTD 2014 vs. YTD 2013

Research and development expense increased by $31.0 million, or 24%, in the first half of 2014 compared to the first half of 2013, primarily due to increased headcount as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $50.4 million, or 29%, in the first half of 2014 compared to the first half of 2013. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company.

Acquisitions completed in 2013 also contributed to the increases in research and development expense and selling, general and administrative expense from in the first half of 2014 compared to the first half of 2013.

We completed the relocation of our headquarters in 2012. During the first half of 2014 and 2013, we incurred $3.5 million and $0.8 million, respectively, in additional headquarter relocation expense. Such expense in the first half of 2014 consisted primarily of changes in estimated lease exit liability recorded upon vacating our former headquarters and accretion expense related to such facility exit obligation. Headquarter relocation in the first half of 2013 consisted primarily of a gain from the reduction of accrued facility exit obligation, which was partially offset by accretion expense related to such facility exit obligation.

Acquisition related gain, net, in the first half of 2014 primarily consisted of gains from changes in fair value of contingent consideration of $3.3 million, partially offset by other acquisition related costs. Acquisition related gain, net in the first half of 2013 consisted of acquisition transaction costs of $3.4 million and net changes in the value of contingent consideration.

During the first half of 2014, we recorded a $115.4 million charge within operating expense primarily related to the Syntrix litigation matter. The amount recorded in operating expense included the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the day we received the related jury verdict. See additional discussion on this matter in the note “9. Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

During the first half of 2013, we recorded $12.3 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory service arrangements were completed in 2013.

Other Expense, Net

(Dollars in thousands)	Q2 2014	Q2 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Interest income	$1,464	$722	$742	103%	$2,420	$2,655	$(235)	(9)%
Interest expense	(9,922)	(10,045)	123	(1)	(19,665)	(19,792)	127	(1)
Cost-method investment related gain, net	—	—	—	—	—	6,113	(6,113)	(100)
Other expense, net	(31,315)	(1,323)	(29,992)	2,267	(30,836)	(2,037)	(28,799)	1,414
Total other expense, net	$(39,773)	$(10,646)	$(29,127)	274%	$(48,081)	$(13,061)	$(35,020)	268%

QTD 2014 vs. QTD 2013

Interest income increased in Q2 2014 from Q2 2013 as a result of higher returns from our investment portfolio. Interest expense in Q2 2014 remained relatively consistent compared to Q2 2013 and consisted primarily of accretion of discount on our convertible senior notes.

Other expense, net, in Q2 2014 and Q2 2013 primarily consisted of loss on extinguishment of debt and net foreign exchange gains and losses. In conjunction with the issuance of the 2019 and 2021 Notes, the Company used $1,244.7 million in cash to repurchase $600.0 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. As a result, we recorded $31.4 million in loss on extinguishment of debt, calculated as the difference between the fair value and the carrying value of the liability component of the debt.

YTD 2014 vs. YTD 2013

Interest income decreased slightly in the first half of 2014 compared to the first half of 2013 as a result of a decrease in our investment portfolio balance. Interest expense in the first half of 2014 remained relatively consistent compared to the first half of 2013 and consisted primarily of accretion of discount on our convertible senior notes.

During the first half of 2013, we recognized a $6.1 million gain as a result of a cost-method investment sale.

Other expense, net, in the first half of 2014 and 2013 primarily consisted of loss on extinguishment of debt and net foreign exchange gains and losses. In conjunction with the issuance of the 2019 and 2021 Notes, the Company used $1,244.7 million in cash to repurchase $600.0 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. As a result, we recorded $31.4 million in loss on extinguishment of debt calculated as the difference between the fair value and the carrying value of the liability component of the debt.

Provision for (Benefit from) Income Taxes

(Dollars in thousands)	Q2 2014	Q2 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Income before income taxes	$60,466	$49,360	$11,106	23%	$144,254	$1,798	$142,456	7,923%
Provision for (benefit from) income taxes	13,861	13,483	378	3	37,672	(11,492)	49,164	(428)
Net income	$46,605	$35,877	$10,728	30%	$106,582	$13,290	$93,292	702%
Effective tax rate	22.9%	27.3%			26.1%	(639.2)%

QTD 2014 vs. QTD 2013

Our effective tax rate was 22.9% for Q2 2014 compared to 27.3% in Q2 2013. The variance from the U.S. federal statutory tax rate of 35% in Q2 2014 was primarily attributable to the tax treatment of the loss on extinguishment of debt and tax deductions related to stock award activities, which were recorded as discrete items in the quarter. In addition, we generated a higher mix of foreign earnings, such as earnings from Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate. In Q2 2013 the variance from the U.S. federal statutory rate of 35% was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item during Q1 2013 and is nondeductible for tax purposes until paid.

YTD 2014 vs. YTD 2013

Our effective tax rate was 26.1% in the first half of 2014. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax treatment of the loss on extinguishment of debt and tax deductions related to stock award activities, which were recorded as discrete items. In addition, we generated a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate. Our effective tax rate was negative for the first half of 2013, which was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item and is nondeductible for tax purposes until paid.

Liquidity and Capital Resources

At June 29, 2014, we had approximately $675.2 million in cash and cash equivalents, a $36.4 million decrease from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at June 29, 2014 were approximately $531.4 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of June 29, 2014, we had $427.8 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

In June 2014, we issued convertible senior notes due 2019 and 2021 (2019 and 2021 Notes) with an aggregate principal amount of $1,150.0 million. The proceeds from such issuance and cash on hand totaling $1,244.7 million were used to repurchase $600.0 million in principal amount of convertible senior notes due 2016 (2016 Notes). As of June 29, 2014, $320.0 million in principal amount of the 2016 Notes remained outstanding, with a maturity date of March 15, 2016. The 2016 Notes became convertible on April 1, 2014 and continue to be convertible through September 30, 2014. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock. The 2019 and 2021 Notes were not convertible as of June 29, 2014.

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

As of June 29, 2014, we had $46.2 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

During the first half of 2014, we used $202.4 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. As of June 29, 2014, we had authorization to repurchase $165.1 million of our common stock.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	YTD 2014	YTD 2013
Net cash provided by operating activities	$215,117	$176,446
Net cash (used in) provided by investing activities	(29,610)	182,456
Net cash used in financing activities	(222,445)	(7,222)
Effect of exchange rate changes on cash and cash equivalents	522	(2,050)
Net (decrease) increase in cash and cash equivalents	$(36,416)	$349,630

Operating Activities

Net cash provided by operating activities in the first half of 2014 consisted of net income of $106.6 million plus net adjustments of $131.3 million partially offset by net changes in operating assets and liabilities of $22.7 million. The primary non-cash expenses added back to net income included share-based compensation of $69.4 million, depreciation and amortization expenses of $55.9 million, deferred income taxes of $31.5 million, and loss on extinguishment of debt of $31.4 million. These non-cash add-backs were partially offset by $77.3 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets were increases in inventory, other assets, and account receivables, offset by increases in accounts payable and accrued legal contingencies.

Net cash provided by operating activities in the first half of 2013 consisted of net income of $13.3 million plus net adjustments of $60.4 million in addition to net changes in operating assets and liabilities of $102.7 million. The primary non-cash expenses added back to net loss included share based compensation of $48.7 million, and depreciation and amortization expenses of $43.9 million. These non-cash add-backs were partially offset by deferred income taxes of $28.8 million and $14.8 million incremental tax benefit related to share-based compensation. The main driver in the change in net operating assets was an increase in accrued legal contingencies due to a patent litigation.

Investing Activities

Net cash used in investing activities totaled $29.6 million for the first half of 2014. We purchased $358.9 million of available-for-sale securities and $383.9 million of our available-for-sale securities matured or were sold during the period. We also invested $42.3 million in capital expenditures primarily associated with the purchase of manufacturing, research and development equipment, leasehold improvements, and information technology equipment and systems.

Net cash used in investing activities totaled $182.5 million for the first half of 2013. We purchased $157.5 million of available-for-sale securities and $715.4 million of our available-for-sale securities matured or were sold during the period. We paid net cash of $345.2 million for acquisitions, and invested $33.0 million for capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Net cash used in financing activities totaled $222.4 million for the first half of 2014. We received $1,132.4 million in proceeds from the issuance of $1,150.0 million of our convertible senior notes due 2019 and 2021, net of issuance costs paid in the period. We used $1,244.7 million to repurchase $600.0 million in principal of our 2016 Notes and paid $29.7 million in conversions of our convertible senior notes due 2014. We used $202.4 million to repurchase our common stock. We received $77.3 million in incremental tax benefit related to share-based compensation and $54.2 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

Net cash used in financing activities totaled $7.2 million for the first half of 2013. We received $41.1 million in proceeds from the issuance of our common stock through the exercise of stock options and warrants and sale of shares under our employee stock purchase plan, and used $50.0 million to repurchase our common stock. In addition, we received $14.8 million in incremental tax benefit related to share-based compensation.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first half of 2014, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first half of 2014, except as noted below.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for us in the first quarter of fiscal 2017 and allows for a full retrospective or a modified retrospective adoption approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the six months ended June 29, 2014, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, except as noted below.

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In June 2014, we issued $632.5 million aggregate principal amount of 0% convertible senior notes due 2019 (the 2019 Notes) and $517.5 million aggregate principal amount of 0.5% convertible senior notes due 2021 (the 2021 Notes). At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rates for the 2019 and 2021 Notes were 2.9% and 3.5%, respectively. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100.0 million aggregate principal amount of each of the 2019 and 2021 Notes would result in a loss of approximately $13.6 million.

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

During Q2 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q2 2014 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

As a result of the amended judgment, we recorded a legal contingency accrual of $143.6 million and $132.9 million as of June 29, 2014 and December 29, 2013, respectively, including damages and interest awarded to Syntrix. In the six months ended June 29, 2014, we recorded a related charge of $10.7 million to cost of product revenue. In the six months ended June 30, 2013, we recorded charges of $122.7 million, with $114.6 million charged to operating expenses and the remainder to cost of product revenue. The judgment amount has been secured by a supersedeas bond, and as of June 29, 2014, $23.6 million was deposited with the Court for the accrued post-judgment ongoing royalty amounts. We will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in other long-term assets.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended June 29, 2014, other than as reported in the Company’s Current Report on Form 8-K filed on June 11, 2014.

Issuer Purchases of Equity Securities

In April 2012, the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. The following table summarizes shares repurchased pursuant to these programs during the quarter ended June 29, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
March 31, 2014 - April 27, 2014	—	$—	—	$237,520,329
April 28, 2014 - May 25, 2014	451,378	$140.46	451,378	$174,117,897
May 26, 2014 - June 29, 2014	56,680	$158.78	56,680	$165,118,222
Total	508,058	$142.51	508,058	$165,118,222
____________

(1)	All shares purchased during the three months ended June 29, 2014, were made in open-market transactions.

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

ILLUMINA, INC. (registrant)

Date:	August 1, 2014	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer