Form 10-Q
period 2014-09-28
ILLUMINA INC
filed 2014-10-29
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 28, 2014

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

As of October 8, 2014, there were 142 million shares of the registrant’s Common Stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2014	December 29, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$829,895	$711,637
Short-term investments	441,532	453,966
Accounts receivable, net	276,675	238,946
Inventory	199,298	154,099
Deferred tax assets, current portion	101,930	36,076
Prepaid expenses and other current assets	57,624	22,811
Total current assets	1,906,954	1,617,535
Property and equipment, net	247,643	202,666
Goodwill	724,887	723,061
Intangible assets, net	299,345	331,173
Deferred tax assets, long-term portion	39,729	88,480
Other assets	59,648	56,091
Total assets	$3,278,206	$3,019,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,069	$73,655
Accrued liabilities	304,133	219,120
Accrued legal contingencies	155,080	—
Long-term debt, current portion	301,119	29,288
Total current liabilities	856,401	322,063
Long-term debt	979,836	839,305
Long-term legal contingencies	—	132,933
Other long-term liabilities	167,656	191,221
Conversion option subject to cash settlement	—	282
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,794	1,753
Additional paid-in capital	2,101,183	2,562,705
Accumulated other comprehensive income	361	1,234
Retained earnings	407,926	207,855
Treasury stock, at cost	(1,236,951)	(1,240,345)
Total stockholders’ equity	1,274,313	1,533,202
Total liabilities and stockholders’ equity	$3,278,206	$3,019,006
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue:
Product revenue	$416,163	$318,603	$1,169,182	$928,270
Service and other revenue	64,467	38,197	179,797	105,582
Total revenue	480,630	356,800	1,348,979	1,033,852
Cost of revenue:
Cost of product revenue	113,103	119,954	338,851	308,082
Cost of service and other revenue	23,909	17,643	68,598	48,732
Amortization of acquired intangible assets	9,677	9,263	28,757	24,397
Total cost of revenue	146,689	146,860	436,206	381,211
Gross profit	333,941	209,940	912,773	652,641
Operating expense:
Research and development	85,082	70,957	245,108	200,015
Selling, general and administrative	119,888	95,617	344,110	269,391
Legal contingencies	7,705	—	7,705	115,369
Acquisition related expense (gain), net	903	(3,942)	(335)	(5,846)
Headquarter relocation	870	518	4,357	(232)
Unsolicited tender offer related expense	—	1,326	—	13,621
Total operating expense	214,448	164,476	600,945	592,318
Income from operations	119,493	45,464	311,828	60,323
Other income (expense):
Interest income	534	1,267	2,954	3,922
Interest expense	(10,987)	(9,954)	(30,652)	(29,746)
Cost-method investment related gain	4,427	—	4,427	6,113
Other (expense) income, net	(1,024)	370	(31,860)	(1,667)
Total other expense, net	(7,050)	(8,317)	(55,131)	(21,378)
Income before income taxes	112,443	37,147	256,697	38,945
Provision for (benefit from) income taxes	18,954	5,790	56,626	(5,702)
Net income	$93,489	$31,357	$200,071	$44,647
Net income per basic share	$0.66	$0.25	$1.50	$0.36
Net income per diluted share	$0.63	$0.22	$1.34	$0.32
Shares used in calculating basic net income per share	141,142	125,465	133,290	124,532
Shares used in calculating diluted net income per share	147,512	140,601	149,084	138,630
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$93,489	$31,357	$200,071	$44,647
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(972)	205	(873)	(755)
Total comprehensive income	$92,517	$31,562	$199,198	$43,892
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$200,071	$44,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,783	37,081
Amortization of intangible assets	37,839	33,677
Share-based compensation expense	114,089	76,080
Accretion of debt discount	27,989	27,095
Loss on extinguishment of debt	31,360	—
Contingent compensation expense	2,553	4,109
Incremental tax benefit related to share-based compensation	(102,639)	(27,225)
Deferred income taxes	30,428	(58,643)
Change in fair value of contingent consideration	(2,958)	(11,031)
Impairments	—	25,214
Change in estimated cease-use loss	4,357	(232)
Cost-method investment related gain	(4,427)	(6,113)
Other	3,816	2,531
Changes in operating assets and liabilities:
Accounts receivable	(37,733)	(12,504)
Inventory	(44,693)	(398)
Prepaid expenses and other current assets	(20,152)	(1,390)
Other assets	(5,262)	(3,427)
Accounts payable	14,748	(10,876)
Accrued liabilities	40,598	11,932
Accrued legal contingencies	22,147	127,012
Other long-term liabilities	3,808	2,043
Net cash provided by operating activities	360,722	259,582
Cash flows from investing activities:
Purchases of available-for-sale securities	(428,700)	(178,512)
Sales of available-for-sale securities	324,554	512,517
Maturities of available-for-sale securities	118,229	233,413
Net cash paid for acquisitions	(3,285)	(437,478)
Net (purchases of) sales proceeds from strategic investments	(6,755)	5,971
Purchases of property and equipment	(71,164)	(51,905)
Cash paid for intangible assets	(6,720)	(2,845)
Net cash (used in) provided by investing activities	(73,841)	81,161
Cash flows from financing activities:
Payments on financing obligations	(29,880)	(10,721)
Payments on acquisition related contingent consideration liability	—	(3,985)
Proceeds from issuance of convertible notes	1,132,378	—
Repurchases of convertible notes	(1,244,721)	—
Incremental tax benefit related to share-based compensation	102,639	27,225
Common stock repurchases	(202,431)	(50,020)
Taxes paid related to net share settlement of equity awards	(9,668)	—
Payments on retirement of warrants	—	(125,000)
Proceeds from issuance of common stock	84,733	80,226
Net cash used in financing activities	(166,950)	(82,275)
Effect of exchange rate changes on cash and cash equivalents	(1,673)	(613)
Net increase in cash and cash equivalents	118,258	257,855
Cash and cash equivalents at beginning of period	711,637	433,981
Cash and cash equivalents at end of period	$829,895	$691,836
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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended September 28, 2014 and September 29, 2013 were both 13 and 39 weeks, respectively.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the nine months ended September 28, 2014 was due to a current year acquisition and adjustments to the purchase price subsequent to the preliminary allocation of purchase price related to prior year acquisitions. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform a two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2014, noting no impairment.

The Company’s identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, license agreements, customer relationships, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

The Company regularly performs reviews to determine if any event has occurred that may indicate its intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, the Company performs an impairment test to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, the Company’s strategic business objectives, and the pattern of utilization of a particular asset. The Company performed quarterly reviews of its intangible assets with finite useful lives and other long-lived assets and noted no significant impairments for the three and nine months ended September 28, 2014.

During 2013, the Company decided to discontinue its Eco and NuPCR product lines to better align its product portfolio with its core strategy. As a result, the Company recorded a total impairment charge of $25.2 million in cost of product revenue during the three months ended September 29, 2013, $22.9 million of which related to identifiable intangible assets.

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

As of September 28, 2014, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of September 28, 2014 and December 29, 2013, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $51.2 million and $54.7 million, respectively.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Weighted average shares outstanding	141,142	125,465	133,290	124,532
Effect of dilutive potential common shares from:
Convertible senior notes	1,972	1,028	3,967	1,052
Equity awards	4,124	4,596	4,367	4,290
Warrants	274	9,512	7,460	8,756
Weighted average shares used in calculation of diluted net income per share	147,512	140,601	149,084	138,630
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	54	317	112	1,305

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	September 28, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$46,021	$17	$(47)	$45,991	$82,226	$18	$(101)	$82,143
Corporate debt securities	332,735	136	(1,621)	331,250	342,034	312	(376)	341,970
U.S. Treasury securities	64,272	47	(28)	64,291	29,795	58	—	29,853
Total available-for-sale securities	$443,028	$200	$(1,696)	$441,532	$454,055	$388	$(477)	$453,966

As of September 28, 2014, the Company had 118 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or the recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of such available-for-sale securities that were in an unrealized loss position for less than twelve months as of September 28, 2014 and December 29, 2013, aggregated by investment category (in thousands):

	September 28, 2014		December 29, 2013
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$26,058	$(47)	$73,362	$(101)
Corporate debt securities	190,175	(1,621)	168,118	(373)
U.S. Treasury securities	18,958	(28)	—	—
Total	$235,191	$(1,696)	$241,480	$(474)

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of September 28, 2014 were as follows (in thousands):

Estimated Fair Value
Due within one year	$162,248
After one but within five years	279,284
Total	$441,532

Cost-Method Investments

As of September 28, 2014 and December 29, 2013, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $32.2 million and $22.1 million, respectively, which were included in other assets. During the three months ended September 28, 2014, the Company recognized a gain of $4.4 million associated with additional proceeds received for a cost-method investment sold in a prior period. During the three months ended March 31, 2013, the Company sold a cost-method investment and recognized a $6.1 million gain. The Company’s cost-method investments are assessed for impairment quarterly. No impairment loss was recorded during the three and nine months ended September 28, 2014 or September 29, 2013. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Inventory

Inventory consists of the following (in thousands):

	September 28, 2014	December 29, 2013
Raw materials	$68,624	$57,398
Work in process	96,068	70,016
Finished goods	34,606	26,685
Total inventory	$199,298	$154,099

Goodwill

Changes in the Company’s goodwill balance during the nine months ended September 28, 2014 are as follows (in thousands):

Goodwill
Balance as of December 29, 2013	$723,061
Current period acquisition	3,321
Purchase price allocation adjustments related to prior year acquisitions	(1,495)
Balance as of September 28, 2014	$724,887

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 28, 2014	December 29, 2013
Accrued compensation expenses	$95,041	$82,705
Deferred revenue, current portion	72,391	50,834
Acquisition related contingent liability, current portion	46,522	6,719
Accrued taxes payable	36,035	30,435
Customer deposits	14,822	13,569
Reserve for product warranties	14,433	10,407
Facility exit obligation, current portion	4,337	5,570
Other	20,552	18,881
Total accrued liabilities	$304,133	$219,120

Warranties

Changes in the Company’s reserve for product warranties during the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Balance at beginning of period	$13,000	$10,826	$10,407	$10,136
Additions charged to cost of revenue	6,803	3,631	16,616	13,929
Repairs and replacements	(5,370)	(3,140)	(12,590)	(12,748)
Balance at end of period	$14,433	$11,317	$14,433	$11,317

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Balance at beginning of period	$38,480	$39,351	$38,218	$45,352
Adjustment to facility exit obligation	57	—	2,065	(1,948)
Accretion of interest expense	666	518	1,948	1,716
Cash payments	(1,153)	(2,723)	(4,181)	(7,974)
Balance at end of period	$38,050	$37,146	$38,050	$37,146

During the three months ended September 28, 2014, the Company entered into an operating lease related to an additional building on its current headquarters campus. Minimum lease payments during the initial term are estimated to be $47.6 million in total.

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

During 2013, the Company also completed acquisitions of Advanced Liquid Logic Inc., a provider of liquid handling solutions, NextBio, a provider of clinical and genomic informatics tools, and another development-stage company. As a result of these transactions, the Company recorded $126.3 million in goodwill. The purchase price allocation for the NextBio acquisition is preliminary and subject to change as more detailed analyses are completed and additional information with respect to the fair values of the assets and liabilities acquired becomes available.

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

Summary of Contingent Compensation Expenses

Contingent compensation expenses recorded as a result of acquisitions consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Contingent compensation, included in research and development expense	$496	$106	$1,075	$432
Contingent compensation, included in selling, general and administrative expense	—	2,337	2,757	7,692
Total contingent compensation expense	$496	$2,443	$3,832	$8,124

4. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 28, 2014 and December 29, 2013 (in thousands):

	September 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$574,878	$—	$—	$574,878	$478,755	$—	$—	$478,755
Debt securities in government-sponsored entities	—	45,991	—	45,991	—	82,143	—	82,143
Corporate debt securities	—	331,250	—	331,250	—	341,970	—	341,970
U.S. Treasury securities	64,291	—	—	64,291	29,853	—	—	29,853
Deferred compensation plan assets	—	23,402	—	23,402	—	17,805	—	17,805
Total assets measured at fair value	$639,169	$400,643	$—	$1,039,812	$508,608	$441,918	$—	$950,526
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$46,522	$46,522	$—	$—	$49,480	$49,480
Deferred compensation liability	—	19,920	—	19,920	—	14,957	—	14,957
Total liabilities measured at fair value	$—	$19,920	$46,522	$66,442	$—	$14,957	$49,480	$64,437

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in the fair value of the contingent considerations during the three and nine months ended September 28, 2014 were due to changes in the estimated payments and a shorter discounting period.
Changes in estimated fair value of contingent consideration liabilities during the nine months ended September 28, 2014 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 29, 2013	$49,480
Change in estimated fair value, recorded in acquisition related expense (gain), net	(2,958)
Balance as of September 28, 2014	$46,522

5. Convertible Senior Notes

0% Convertible Senior Notes due 2019 and 0.5% Convertible Senior Notes due 2021

On June 11, 2014, the Company issued $632.5 million aggregate principal amount of 0% convertible senior notes due 2019 (2019 Notes) and $517.5 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes) in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes were issued at 100% of par value. The net proceeds from the issuance, after deducting the offering expenses payable by the Company, was $1,132.4 million. The Company used the net proceeds plus cash on hand to repurchase a portion of the outstanding 2016 Notes in privately negotiated transactions concurrently with the issuance of the 2019 and 2021 Notes.

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2019 and 2021 Notes. Neither the 2019 nor the 2021 Notes were convertible as of September 28, 2014 and had no dilutive impact during the three and nine months ended September 28, 2014. If the 2019 and 2021 Notes were converted as of September 28, 2014, the if-converted value would not exceed the principal amount.

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

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 and continue to be convertible through December 31, 2014.

In conjunction with the issuance of the 2019 and 2021 Notes, the Company used the net proceeds from the issuance plus cash on hand to repurchase $600.0 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. The aggregate cash used for the repurchase was $1,244.7 million. The repurchase is accounted for as an extinguishment of debt. Extinguishment accounting requires the purchase price to be allocated to the liability and equity components of the repurchased notes based on the fair value of the liability component, and the difference between the fair value and the carrying value of the liability component to be recognized as loss on extinguishment of debt. An interest rate of 1.2% upon settlement, which was estimated using Level 2 inputs, was applied to measure the fair value of the liability component of the extinguished debt. This calculation resulted in $588.8 million allocated to the debt component and $655.9 million allocated to the equity component. The $31.4 million difference between the $588.8 million fair value of debt component and the carrying value of the repurchased 2016 Notes was recorded as a loss on extinguishment of debt within other expense, net, during the three and six months ended June 29, 2014. The $655.9 million of the repurchase price allocated to the equity component was recorded as a reduction of additional paid-in capital.

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the 2016 Notes. The calculation of dilutive potential common shares outstanding for the three and nine months ended September 28, 2014 reflects the dilutive impact from the 2016 Notes. If the 2016 Notes were converted as of September 28, 2014, the if-converted value would exceed the principal amount by $346.1 million.

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

Upon conversions, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology utilized for the issuance date valuation.

The following table summarizes information about the conversions of the 2014 Notes during the nine months ended September 28, 2014 (in thousands):

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

	September 28, 2014	December 29, 2013
Principal amount of convertible notes outstanding	$1,470,027	$949,570
Unamortized discount of liability component	(189,072)	(80,977)
Net carrying amount of liability component	1,280,955	868,593
Less: current portion	(301,119)	(29,288)
Long-term debt	$979,836	$839,305
Conversion option subject to cash settlement	—	$282
Carrying value of equity component, net of debt issuance cost	$215,283	$274,304
Fair value of outstanding notes	$1,850,360	$1,428,743
Weighted-average remaining amortization period of discount on the liability component	5.4 years	2.2 years

6. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of product revenue	$2,572	$1,524	$6,816	$4,410
Cost of service and other revenue	311	233	880	544
Research and development	14,589	9,561	39,043	26,521
Selling, general and administrative	27,197	16,091	67,350	44,605
Share-based compensation expense before taxes	44,669	27,409	114,089	76,080
Related income tax benefits	(14,852)	(8,059)	(37,103)	(23,123)
Share-based compensation expense, net of taxes	$29,817	$19,350	$76,986	$52,957

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the nine months ended September 28, 2014 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.05 - 0.13%
Expected volatility	39% - 41%
Expected term	0.5 - 1.0 year
Expected dividends	—
Weighted-average fair value per share	$44.64

As of September 28, 2014, approximately $210.3 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 1.8 years.

7. Stockholders’ Equity

As of September 28, 2014, approximately 6.6 million shares remained available for future grants under the 2005 Stock Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan.

Stock Options

The Company’s stock option activity under all stock option plans during the nine months ended September 28, 2014 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 29, 2013	5,724	$32.64
Exercised	(2,071)	$30.72
Cancelled	(35)	$31.74
Outstanding at September 28, 2014	3,618	$33.74

At September 28, 2014, outstanding options to purchase 3.2 million shares were exercisable with a weighted-average exercise price per share of $34.63.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the nine months ended September 28, 2014 is as follows:

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at December 29, 2013	248	3,628	1,101	$53.46	$59.66	$54.64
Awarded	—	312	198	—	$147.77	$148.78
Vested	(123)	(643)	—	$47.90	$53.14	—
Cancelled	—	(158)	(59)	—	$63.11	$52.87
Outstanding at September 28, 2014	125	3,139	1,240	$55.44	$69.60	$69.72

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended September 28, 2014, approximately 0.3 million shares were issued under the ESPP. As of September 28, 2014, there were approximately 14.7 million shares available for issuance under the ESPP.

Warrants

In connection with the offering of the 2014 Notes, the Company sold warrants to purchase 18.3 million shares of common stock to counterparties to the convertible note hedge transactions. The warrants had an exercise price of $31.435 per share, and the proceeds from the sale of such warrants were used by the Company to partially offset the cost of the transactions. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash. The remaining warrants were exercised in full during the nine months ended September 28, 2014, with warrants to purchase 4.1 million shares of the Company’s common stock exercised during the three months ended September 28, 2014.

Share Repurchases

In April 2012 the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. During the nine months ended September 28, 2014, the Company repurchased approximately 1.3 million shares for $202.4 million in the aggregate and no shares were repurchased during the three months ended September 28, 2014. Authorizations to repurchase up to an additional $165.1 million of the Company’s common stock remained as of September 28, 2014.

8. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended September 28, 2014 were 16.9% and 22.1%, respectively. For the three and nine months ended September 28, 2014, the variances of effective tax rates from the U.S. federal statutory tax rate of 35% were primarily attributable to the reversal of the valuation allowance on foreign tax credits and the removal of uncertain tax positions associated with statute expirations, which were recorded as discrete items during the three months ended September 28, 2014. The differences from the statutory rate also resulted from a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at lower rates than the U.S. federal statutory tax rate, and the tax treatment of the loss on extinguishment of debt.

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

As a result of the amended judgment, the Company recorded a legal contingency accrual of $148.8 million and $132.9 million as of September 28, 2014 and December 29, 2013, respectively, including damages and interest awarded to Syntrix. During the nine months ended September 28, 2014, the Company recorded a related charge of $15.8 million to cost of product revenue. During the nine months ended September 29, 2013, the Company recorded charges of $127.0 million, with $114.6 million charged to operating expenses and the remainder to cost of product revenue. During the three months ended September 28, 2014, the Company reclassified the legal contingency accrual to short-term liabilities as a decision by the Court of Appeals is reasonably expected to be made within one year. The judgment amount has been secured by a supersedeas bond, and as of September 28, 2014, $28.3 million was deposited with the Court for the accrued post-judgment ongoing royalty amounts. The Company will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in prepaid expenses and other current assets.

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

About Illumina

We are a global leader in sequencing and array-based solutions, which serve customers in a broad range of markets, enabling the adoption of genomic solutions in research and clinical settings. Using our proprietary technologies, we provide innovative sequencing- and array-based solutions for genotyping, copy-number variation (CNV) analysis, methylation studies, and gene expression profiling of DNA and RNA. Our customers include leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies.

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

Over the last two years, we have taken significant steps to support our goal of becoming a leader in the clinical market through numerous acquisitions including Myraqa, Inc. in July 2014, Verinata Health, Inc. in February 2013, and BlueGnome Ltd. in 2012. Our acquisition of Myraqa bolstered our regulatory and quality capabilities as well as enhanced our leadership in molecular and companion diagnostics. The acquisition of Verinata further strengthened our focus on reproductive health by adding to our product portfolio Verinata’s verifi® prenatal test, a comprehensive non-invasive prenatal test (NIPT) for high-risk pregnancies. Our acquisition of BlueGnome, a leading provider of genetic solutions for the screening of chromosomal abnormalities and genetic variations associated with developmental delay, cancer, and infertility, expanded our ability to establish integrated solutions in reproductive health and cancer.

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

Funding Environment

While many of our customers receive funding from government agencies to purchase our products or services, we are diversifying our customer base to include customers that do not depend on government funding. In 2013, approximately 45% of our total revenue came from customers who are not directly reliant on government agencies for funding. We estimate that less than 30% of our total revenue in the first three quarters of 2014 came from academic or government customers in the United States that, directly or indirectly, derive funding from the U.S. National Institute of Health (NIH). Currently, the U.S. government is operating under a continuing resolution, and as a result, funding will be allocated at 90% of the previously committed levels until a budget is passed. We believe that allocations within the NIH budget will continue to favor genetic analysis tools generally and, in particular, research programs that utilize next-generation sequencing.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life science research and is increasingly being used in the applied, molecular diagnostics, and translational markets. Our sequencing instrument installed base continued to expand in Q3 2014, and we believe that expansion of the sequencing market, including an increase in the number of samples available and enhancements in our product portfolio, will continue to drive demand for our next-generation sequencing technologies. As a result, we believe that our sequencing consumable revenue will continue to grow in future periods.

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

Financial Overview

Financial highlights for the first three quarters of 2014 include the following:

•
Net revenue increased by 30.5% during the first three quarters of 2014 to $1,349.0 million compared to the first three quarters of 2013. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) was 67.7% in the first three quarters of 2014 compared to 63.1% in the first three quarters of 2013. The first three quarters of 2013 were negatively affected by a $25.2 million impairment charge associated with the discontinuation of the Eco and NuPCR product lines. Furthermore, gross margin in the first three quarters of 2014 was positively affected by higher margins on sequencing instrument sales. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased by $251.5 million in the first three quarters of 2014 compared to the first three quarters of 2013. Operating expenses in the first three quarters of 2013 included a $115.4 million legal contingency charge associated with the Syntrix patent litigation matter. Significantly lower charges related to Syntrix and higher gross profit in the first three quarters of 2014 led to the increase in income from operations, despite the increases in research and development and selling, general and administrative expenses, which we expect to continue to grow.

•
Our effective tax rate was 22.1% in the first three quarters of 2014 while the effective tax rate was negative in the first three quarters of 2013. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the reversal of the valuation allowance on foreign tax credits and the removal of uncertain tax positions associated with statute expirations, which were recorded as discrete items. The difference from the statutory rate also resulted from a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate, and the tax treatment of the loss on extinguishment of debt. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended Q3 2014 with cash, cash equivalents, and short-term investments totaling $1.3 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q3 2014	Q3 2013	YTD 2014	YTD 2013
Revenue:
Product revenue	86.6%	89.3%	86.7%	89.8%
Service and other revenue	13.4	10.7	13.3	10.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	23.5	33.6	25.1	29.8
Cost of service and other revenue	5.0	5.0	5.1	4.7
Amortization of acquired intangible assets	2.0	2.6	2.1	2.4
Total cost of revenue	30.5	41.2	32.3	36.9
Gross profit	69.5	58.8	67.7	63.1
Operating expense:
Research and development	17.7	19.9	18.2	19.3
Selling, general and administrative	24.9	26.8	25.5	26.1
Legal contingencies	1.6	—	0.6	11.2
Acquisition related expense (gain), net	0.2	(1.1)	—	(0.6)
Headquarter relocation	0.2	0.1	0.3	—
Unsolicited tender offer related expense	—	0.4	—	1.3
Total operating expense	44.6	46.1	44.6	57.3
Income from operations	24.9	12.7	23.1	5.8
Other income (expense):
Interest income	0.1	0.4	0.3	0.4
Interest expense	(2.3)	(2.8)	(2.3)	(2.9)
Cost-method investment related gain	0.9	—	0.3	0.6
Other (expense) income, net	(0.2)	0.1	(2.4)	(0.2)
Total other expense, net	(1.5)	(2.3)	(4.1)	(2.1)
Income before income taxes	23.4	10.4	19.0	3.7
Provision for (benefit from) income taxes	3.9	1.6	4.2	(0.6)
Net income	19.5%	8.8%	14.8%	4.3%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended September 28, 2014 and September 29, 2013 were both 13 and 39 weeks, respectively.
Revenue

(Dollars in thousands)	Q3 2014	Q3 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Product revenue	$416,163	$318,603	$97,560	31%	$1,169,182	$928,270	$240,912	26%
Service and other revenue	64,467	38,197	26,270	69	179,797	105,582	74,215	70
Total revenue	$480,630	$356,800	$123,830	35%	$1,348,979	$1,033,852	$315,127	30%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Revenues from businesses acquired in 2013 are predominantly recorded in service revenue.

QTD 2014 vs. QTD 2013

Consumables revenue increased $45.7 million, or 21%, to $261.3 million in Q3 2014 compared to $215.6 million in Q3 2013. The increase was primarily attributable to sales of sequencing consumables, driven by growth in the instrument installed base, including HiSeq X Ten and NextSeq platforms introduced in the current year. Such increase was partially offset by a decrease in microarray consumables.

Instrument revenue increased $50.6 million, or 51%, to $150.3 million in Q3 2014 compared to $99.7 million in Q3 2013, driven primarily by shipments of sequencing instruments.

Service and other revenue increased $26.3 million, or 69%, to $64.5 million in Q3 2014 compared to $38.2 million in Q3 2013. Revenues from businesses acquired in 2013 are predominantly service revenue. Excluding the impact of acquisitions completed in 2013, the increase in service and other revenue was 50%, which was driven by microarray service revenue as well as sequencing instrument service contract revenue as a result of our growing installed base.

YTD 2014 vs. YTD 2013

Consumables revenue increased $114.7 million, or 18%, to $750.6 million in the first three quarters of 2014 compared to $635.9 million in the first three quarters of 2013. The increase was primarily attributable to sales of sequencing consumables, driven by growth in the instrument installed base, including HiSeq X Ten and NextSeq platforms introduced in the current year. Such increase was partially offset by a decrease in microarray consumables.

Instrument revenue increased $123.6 million, or 44%, to $406.3 million in the first three quarters of 2014 compared to $282.7 million in the first three quarters of 2013, driven primarily by shipments of sequencing instruments.

Service and other revenue increased $74.2 million, or 70%, to $179.8 million in the first three quarters of 2014 compared to $105.6 million in the first three quarters of 2013. Revenues from businesses acquired in 2013 are predominantly service revenue. Excluding the impact of acquisitions completed in 2013, the increase in service and other revenue was 47%, which was driven by microarray service revenue as well as sequencing instrument service contract revenue as a result of our growing installed base.

Gross Margin

(Dollars in thousands)	Q3 2014	Q3 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Gross profit	$333,941	$209,940	$124,001	59%	$912,773	$652,641	$260,132	40%
Gross margin	69.5%	58.8%			67.7%	63.1%

QTD 2014 vs. QTD 2013

Gross profit increased $124.0 million, or 59%, to $333.9 million in Q3 2014 compared to $209.9 million in Q3 2013, primarily due to the increase in revenue. Excluding gross profit from acquisitions completed in 2013, which was predominantly included in gross profit from service sales, the increase in gross profit was 55%. Gross margin increased in Q3 2014 in comparison to Q3 2013. Q3 2013 gross margin was negatively affected by a $25.2 million impairment charge associated with the discontinuation of the Eco and NuPCR product lines. Furthermore, gross margin in Q3 2014 was positively affected by efficiencies in manufacturing and higher margins on sequencing instrument sales during the period.

YTD 2014 vs. YTD 2013

Gross profit increased $260.1 million, or 40%, to $912.8 million in the first three quarters of 2014 compared to $652.6 million the first three quarters of 2013, primarily due to the increase in revenue. Excluding gross profit from acquisitions completed in 2013, which was predominantly included in gross profit from service sales, the increase in gross profit was 37%. Gross margin increased in the first three quarters of 2014 compared to the first three quarters of 2013. The first three quarters of 2013 were negatively affected by a $25.2 million impairment charge associated with the discontinuation of the Eco and NuPCR product lines. Furthermore, gross margin in the first three quarters of 2014 was positively affected by higher margins on sequencing instrument sales during the period.

Operating Expense

(Dollars in thousands)	Q3 2014	Q3 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Research and development	$85,082	$70,957	$14,125	20%	$245,108	$200,015	$45,093	23%
Selling, general and administrative	119,888	95,617	24,271	25	344,110	269,391	74,719	28
Legal contingencies	7,705	—	7,705	100	7,705	115,369	(107,664)	(93)
Acquisition related expense (gain), net	903	(3,942)	4,845	(123)	(335)	(5,846)	5,511	(94)
Headquarter relocation	870	518	352	68	4,357	(232)	4,589	(1,978)
Unsolicited tender offer related expense	—	1,326	(1,326)	(100)	—	13,621	(13,621)	(100)
Total operating expense	$214,448	$164,476	$49,972	30%	$600,945	$592,318	$8,627	1%

QTD 2014 vs. QTD 2013

Research and development expense increased by $14.1 million, or 20%, in Q3 2014 from Q3 2013, primarily due to increased headcount as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $24.3 million, or 25%, in Q3 2014 from Q3 2013. The increase is primarily driven by increased headcount to support the growth of our Company.

Acquisitions completed in 2013 also contributed to the increases in research and development expense and selling, general and administrative expense from Q3 2013 to Q3 2014.

Legal contingencies in Q3 2014 represent charges recorded based on estimated damages for patent litigations. See additional discussion on our litigation matters in note “9. Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

Acquisition related expense (gain), net, in Q3 2014 and Q3 2013 consisted of changes in fair value of contingent consideration and other transaction related costs.

YTD 2014 vs. YTD 2013

Research and development expense increased by $45.1 million, or 23%, in the first three quarters of 2014 compared to the first three quarters of 2013, primarily due to increased headcount as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $74.7 million, or 28%, in the first three quarters of 2014 compared to the first three quarters of 2013. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company.

Acquisitions completed in 2013 also contributed to the increases in research and development expense and selling, general and administrative expense in the first three quarters of 2014 compared to the first three quarters of 2013.

Legal contingencies in the first three quarters of 2014 represent charges recorded based on estimated damages for patent litigations. During the first three quarters of 2013, we recorded a $115.4 million charge within operating expense primarily related to the Syntrix litigation matter. The amount recorded in operating expense included the damages and prejudgment interest awarded to Syntrix through March 14, 2013, the day we received the related jury verdict. See additional discussion on this matter in note “9. Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

Acquisition related expense (gain), net, in the first three quarters of 2014 and the first three quarters of 2013 consisted of changes in fair value of contingent consideration and transaction related costs.

We completed the relocation of our headquarters in 2012. During the first three quarters of 2014 and 2013, we incurred $4.4 million and $0.2 million, respectively, in additional headquarter relocation expense. Such expense in the first three quarters of 2014 consisted primarily of changes in estimated lease exit liability recorded upon vacating our former headquarters and accretion expense related to such facility exit obligation. Headquarter relocation in the first three quarters of 2013 consisted primarily of a gain from the reduction of accrued facility exit obligation, which was partially offset by accretion expense related to such facility exit obligation.

During the first three quarters of 2013, we recorded $13.6 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory service arrangements were completed in 2013.

Other Expense, Net

(Dollars in thousands)	Q3 2014	Q3 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Interest income	$534	$1,267	$(733)	(58)%	$2,954	$3,922	$(968)	(25)%
Interest expense	(10,987)	(9,954)	(1,033)	10	(30,652)	(29,746)	(906)	3
Cost-method investment related gain, net	4,427	—	4,427	100	4,427	6,113	(1,686)	(28)
Other (expense) income, net	(1,024)	370	(1,394)	(377)	(31,860)	(1,667)	(30,193)	1,811
Total other expense, net	$(7,050)	$(8,317)	$1,267	(15)%	$(55,131)	$(21,378)	$(33,753)	158%

QTD 2014 vs. QTD 2013

Interest expense in Q3 2014 remained relatively consistent compared to Q3 2013 and consisted primarily of accretion of discount on our convertible senior notes.

During Q3 2014, we recognized a gain of $4.4 million associated with additional proceeds received for a cost-method investment sold in a prior period.

YTD 2014 vs. YTD 2013

Interest income decreased slightly in the first three quarters of 2014 compared to the first three quarters of 2013 as a result of a decrease in our investment portfolio balance. Interest expense in the first three quarters of 2014 remained relatively consistent compared to the first three quarters of 2013 and consisted primarily of accretion of discount on our convertible senior notes.

Cost-method investment related gain, net during the first three quarters of 2014 and 2013 consisted of gains from sales of our cost-method investments.

Other (expense) income, net, in the first three quarters of 2014 and 2013 primarily consisted of loss on extinguishment of debt and net foreign exchange gains and losses. In conjunction with the issuance of the 2019 and 2021 Notes, the Company used $1,244.7 million in cash to repurchase $600.0 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. As a result, we recorded $31.4 million in loss on extinguishment of debt calculated as the difference between the fair value and the carrying value of the liability component of the debt.

Provision for (Benefit from) Income Taxes

(Dollars in thousands)	Q3 2014	Q3 2013	Change	% Change	YTD 2014	YTD 2013	Change	% Change
Income before income taxes	$112,443	$37,147	$75,296	203%	$256,697	$38,945	$217,752	559%
Provision for (benefit from) income taxes	18,954	5,790	13,164	227	56,626	(5,702)	62,328	(1,093)
Net income	$93,489	$31,357	$62,132	198%	$200,071	$44,647	$155,424	348%
Effective tax rate	16.9%	15.6%			22.1%	(14.6)%

QTD 2014 vs. QTD 2013

Our effective tax rate was 16.9% for Q3 2014 compared to 15.6% in Q3 2013. The variance from the U.S. federal statutory tax rate of 35% in Q3 2014 was primarily attributable to the reversal of the valuation allowance on foreign tax credits and the removal of uncertain tax positions associated with statute expirations, which were recorded as discrete items in the quarter. In addition, we generated a higher mix of foreign earnings, such as earnings from Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate. In Q3 2013, the variance from the U.S. federal statutory rate of 35% was primarily attributable to the tax impact of the impairment charge for identifiable intangible assets, foreign earnings taxed at rates lower than the U.S. federal statutory tax rate and favorable adjustments related to prior year tax returns filed in various jurisdictions which were recorded as discrete items.

YTD 2014 vs. YTD 2013

Our effective tax rate was 22.1% in the first three quarters of 2014. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the reversal of the valuation allowance on foreign tax credits and the removal of uncertain tax positions associated with statute expirations, which were recorded as discrete items. The difference from the statutory rate also resulted from a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate, and the tax treatment of the loss on extinguishment of debt. Our effective tax rate was negative for the first three quarters of 2013, which was primarily attributable to the tax treatment of the Syntrix legal contingency, which was recorded as a discrete item that is nondeductible for tax purposes until paid.

Liquidity and Capital Resources

At September 28, 2014, we had approximately $829.9 million in cash and cash equivalents, a $118.3 million increase from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Cash and cash equivalents held by our foreign subsidiaries at September 28, 2014 were $613.3 million. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of September 28, 2014, we had $441.5 million in short-term investments. Our short-term investments include marketable securities consisting of debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury notes.

In June 2014, we issued convertible senior notes due 2019 and 2021 (2019 and 2021 Notes) with an aggregate principal amount of $1,150.0 million. The proceeds from such issuance and cash on hand totaling $1,244.7 million were used to repurchase $600.0 million in principal amount of our convertible senior notes due 2016 (2016 Notes). As of September 28, 2014, $320.0 million in principal amount of the 2016 Notes remained outstanding, with a maturity date of March 15, 2016. The 2016 Notes became convertible on April 1, 2014 and continue to be convertible through December 31, 2014. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock. The 2019 and 2021 Notes were not convertible as of September 28, 2014.

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

As of September 28, 2014, we had $46.5 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

During the first three quarters of 2014, we used $202.4 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. As of September 28, 2014, there remains $165.1 million under the authorized programs.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	YTD 2014	YTD 2013
Net cash provided by operating activities	$360,722	$259,582
Net cash (used in) provided by investing activities	(73,841)	81,161
Net cash used in financing activities	(166,950)	(82,275)
Effect of exchange rate changes on cash and cash equivalents	(1,673)	(613)
Net increase in cash and cash equivalents	$118,258	$257,855

Operating Activities

Net cash provided by operating activities in the first three quarters of 2014 consisted of net income of $200.1 million plus net adjustments of $187.2 million partially offset by net changes in operating assets and liabilities of $26.5 million. The primary non-cash expenses added back to net income included share-based compensation of $114.1 million, depreciation and amortization expenses of $82.6 million, loss on extinguishment of debt of $31.4 million, deferred income taxes of $30.4 million, and accretion of debt discount of $28.0 million. These non-cash add-backs were partially offset by $102.6 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets were increases in inventory, account receivables, and prepaid and other assets, partially offset by increases in accrued liabilities and accrued legal contingencies.

Net cash provided by operating activities in the first three quarters of 2013 consisted of net income of $44.6 million plus net adjustments of $102.5 million in addition to net changes in operating assets and liabilities of $112.4 million. The primary non-cash expenses added back to net income included share based compensation of $76.1 million, depreciation and amortization expenses of $70.8 million, accretion of debt discount of $27.1 million, and impairments of $25.2 million. These non-cash add-backs were partially offset by deferred income taxes of $58.6 million and $27.2 million incremental tax benefit related to share-based compensation. The main driver in the change in net operating assets was an increase in accrued legal contingencies.

Investing Activities

Net cash used in investing activities totaled $73.8 million for the first three quarters of 2014. We purchased $428.7 million of available-for-sale securities and $442.8 million of our available-for-sale securities matured or were sold during the period. We also invested $71.2 million in capital expenditures primarily associated with the purchase of manufacturing, research and development equipment, leasehold improvements, and information technology equipment and systems.

Net cash provided by investing activities totaled $81.2 million for the first three quarters of 2013. We purchased $178.5 million of available-for-sale securities and $745.9 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $437.5 million for acquisitions, and invested $51.9 million in capital expenditures primarily associated with the purchase of leasehold improvements, information technology equipment and systems, and manufacturing, research, and development equipment.

Financing Activities

Net cash used in financing activities totaled $167.0 million for the first three quarters of 2014. We received $1,132.4 million in proceeds from the issuance of $1,150.0 million of our convertible senior notes due 2019 and 2021, net of issuance costs paid in the period. We used $1,244.7 million to repurchase $600.0 million in principal of our 2016 Notes and used $202.4 million to repurchase our common stock. In addition, we paid $29.9 million primarily in conversions of our convertible senior notes due 2014. We received $102.6 million in incremental tax benefit related to share-based compensation and $84.7 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

Net cash used in financing activities totaled $82.3 million for the first three quarters of 2013. We used $50.0 million to repurchase our common stock, and used $125.0 million for retirement of warrants. We received $80.2 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan. In addition, we received $27.2 million in incremental tax benefit related to share-based compensation.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2014, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters of 2014, except as noted below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the nine months ended September 28, 2014, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, except as noted below.

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In June 2014, we issued $632.5 million aggregate principal amount of 0% convertible senior notes due 2019 (2019 Notes) and $517.5 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes). At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rates for the 2019 and 2021 Notes were 2.9% and 3.5%, respectively. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100.0 million aggregate principal amount of each of the 2019 and 2021 Notes would result in losses of approximately $4.3 million and $5.6 million, respectively.

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

During Q3 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q3 2014 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

As a result of the amended judgment, we recorded a legal contingency accrual of $148.8 million and $132.9 million as of September 28, 2014 and December 29, 2013, respectively, including damages and interest awarded to Syntrix. In the nine months ended September 28, 2014, we recorded a related charge of $15.8 million to cost of product revenue. In the nine months ended September 29, 2013, we recorded charges of $127.0 million, with $114.6 million charged to operating expenses and the remainder to cost of product revenue. During the three months ended September 28, 2014, we reclassified the legal contingency accrual to short-term liabilities as a decision by the Court of Appeals is reasonably expected to be made within one year. The judgment amount has been secured by a supersedeas bond, and as of September 28, 2014, $28.3 million was deposited with the Court for the accrued post-judgment ongoing royalty amounts. We will continue to deposit with the Court ongoing royalties on future sales at the royalty rate stated in the Final Amended Judgment during the appeal process. Funds deposited with the Court are reported as restricted cash in prepaid expenses and other current assets.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended September 28, 2014.

Issuer Purchases of Equity Securities

None during the quarterly period ended September 28, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

4.1	First Supplemental Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of August 27, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	October 29, 2014	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer