Form 10-K
period 2014-12-28
ILLUMINA INC
filed 2015-02-18
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of January 30, 2015, there were 143.8 million shares (excluding 37.8 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The NASDAQ Global Select Market on June 27, 2014 (the last trading day before June 29, 2014), was $21.2 billion. This amount excludes an aggregate of approximately 15.1 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2014

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

•	statements of our expectations, beliefs, plans, strategies, anticipated developments (including new products and services), and other matters that are not historical facts.
These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission (SEC). You can identify many of these statements by looking for words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will,” or the negative of these terms, or other comparable terminology and similar references to future periods. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause actual results or events to be materially different from any future results or events expressed or implied by us in those statements. Many of the factors that will determine or affect these results or events are beyond our ability to control or project. Specific factors that could cause actual results or events to differ from those in the forward-looking statements include:

•	our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and to expand the markets for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to identify and integrate acquired technologies, products, or businesses successfully;

•	our expectations and beliefs regarding prospects and growth for the business and its markets;

•
our ability to maintain our revenue levels and profitability during periods of research-funding reduction or uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the outcome of pending legal proceedings and any liability, that we may incur as a result of those proceedings; and

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A “Risk Factors” below, or in information disclosed in public conference calls, the date and time of which are released beforehand.

Our forward-looking statements speak only as of the date of this annual report. We undertake no obligation, and do not intend, to update or revise forward-looking statements publicly, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of any current financial quarter, whether as a result of new information, future events, or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report. Given these uncertainties, we caution investors not to rely unduly on our forward-looking statements.

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

_______________________________________

Illumina®, BaseSpace®, BeadArray, BlueGnome®, cBot, CSPro®, DASL®, DesignStudio, Epicentre®, ForenSeq, Genetic Energy®, GenomeStudio®, GoldenGate®, HiScan®, HiSeq®, HiSeq X, Infinium®, iScan®, iSelect®, MiSeq®, MiSeqDx®, MiSeq FGx, NeoPrep, NextBio®, Nextera®, NextSeq®, SeqMonitor, TruGenome, TruSeq®, TruSight®, Understand Your Genome®, UYG®, VeraCode®, verifi®, VeriSeq, the pumpkin orange color, and the Genetic Energy streaming bases design are certain of our trademarks. This report also contains brand names, trademarks, or service marks of companies other than Illumina, and these brand names, trademarks, and service marks are the property of their respective holders.

_______________________________________

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.

PART I

ITEM 1.    Business.

Overview

We are the global leader in sequencing-and array-based solutions for genetic analysis. Our solutions serve customers in a wide range of markets, enabling the broad adoption of genomics solutions in research and clinical settings. We were incorporated in California in April 1998 and reincorporated in Delaware in July 2000. Our principal executive offices are located at 5200 Illumina Way, San Diego, California 92122. Our telephone number is (858) 202-4500.

Our customers include leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies.

Our portfolio of integrated systems, consumables, and analysis tools is designed to accelerate and simplify genetic analysis. This portfolio addresses a range of genomic complexity, price points, and throughput, enabling customers to select the best solution for their research or clinical challenge. Our leading-edge sequencing instruments can efficiently perform a broad range of nucleic-acid (DNA, RNA) analyses across a wide range of sample sizes.

To provide our customers with more comprehensive sample-to-answer solutions, we acquired several companies: NextBio, a leader in clinical and genomic informatics, in November 2013, Advanced Liquid Logic Inc., a leader in digital microfluidics and liquid handling solutions, in July 2013, and Epicentre Technologies Corporation, a leading provider of nucleic-acid sample preparation reagents and specialty enzymes for sequencing and array applications, in January 2011.

Over the last few years, we have made key acquisitions to enable our goal of becoming a leader in the clinical market. These include Myraqa, Inc. in July 2014, Verinata Health, Inc. in February 2013, and BlueGnome Ltd. in September 2012. Our acquisition of Myraqa bolstered our regulatory and quality capabilities and enhanced our leadership team in molecular and companion diagnostics. The acquisition of Verinata strengthened our reproductive health portfolio by adding the Verinata verifi prenatal test, a comprehensive noninvasive prenatal test (NIPT) for high-risk pregnancies. Our acquisition of BlueGnome, a leading provider of genetic solutions for screening chromosomal abnormalities and genetic variations associated with developmental delay and infertility, expanded our ability to offer integrated solutions in reproductive health and cancer.

Genetics Primer

The instruction set for all living cells is encoded in deoxyribonucleic acid, or DNA. The complete set of DNA for any organism is referred to as its genome. DNA contains small regions called genes, which comprise a string of nucleotide bases labeled A, C, G, and T, representing adenine, cytosine, guanine, and thymine, respectively. These nucleotide bases occur in a precise order known as the DNA sequence. When a gene is “expressed,” a partial copy of its DNA sequence called messenger RNA (mRNA) is used as a template to direct the synthesis of a particular protein. Proteins, in turn, direct all cellular function. The illustration below is a simplified gene expression schematic.

Variations among organisms are due, in large part, to differences in their DNA sequences. Changes can result from insertions, deletions, inversions, translocations, or duplications of nucleotide bases. These changes may result in certain genes becoming over-expressed (excessive protein production), under-expressed (reduced protein production), or silenced altogether, sometimes triggering changes in cellular function. These changes can be the result of heredity, but most often they occur at random. The most common form of variation in humans is called a single nucleotide polymorphism (SNP), which is a base change in a single position in a DNA sequence. Another type of variation, copy number variations (CNVs), occur when there are fewer or more copies of certain genes, segments of a gene, or stretches of DNA.

In humans, genetic variation accounts for many of the physical differences we see (e.g., height, hair, eye color, etc.). Genetic variations also can have medical consequences affecting disease susceptibility, including predisposition to complex genetic diseases such as cancer, diabetes, cardiovascular disease, and Alzheimer’s disease. They can affect individual response to certain drug treatments, causing patients to experience adverse side effects, or to respond well or not at all.

Scientists are studying these variations and their consequences in humans, as well as in a broad range of animals, plants, and microorganisms. Such research takes place in government, university, pharmaceutical, biotechnology, and agrigenomics laboratories around the world, where scientists expand our knowledge of the biological functions essential for life. Beginning at the genetic level, Illumina tools are used to elucidate the correlation between gene sequence and biological processes. Life-science research includes the study of the cells, tissues, organs, systems, and other components of living organisms. This research supports the development of new treatments to improve human health. Examples include more tailored clinical treatments, often referred to as precision medicine, as well as advances in agriculture and animal husbandry to meet growing needs for food and energy. Researchers who investigate human, viral, and bacterial genetic variation to understand the mechanisms of disease are enabling the development of more effective diagnostics and therapeutics. They also provide greater insight into genetic variation in plants (e.g., food and biofuel crops) and animals (e.g., livestock and domestic), enabling improvements in crop yields and animal breeding programs.

By empowering genetic analysis and facilitating a deeper understanding of genetic variation and function, our tools advance disease research, drug development, and the creation of molecular diagnostic tests. We believe that this will trigger a fundamental shift in the practice of medicine and health care. The increased emphasis on preventive and predictive molecular medicine will usher in the era of precision health care.

Our Principal Markets

Our business units are aligned to target the markets and customers outlined below.

Life Sciences

Historically, our core business has been in the life sciences research market, which includes laboratories associated with universities, medical research centers, and government institutions, along with biotechnology and pharmaceutical companies. Researchers at these institutions use our products and services in a broad spectrum of scientific activities for basic analysis and research, including de novo sequencing, genetic variation analysis, gene expression analysis, epigenetics, genome wide association studies, and targeted screening.  Increasingly, these techniques are migrating to next-generation sequencing (NGS) due to the improved performance, reduced complexity, and declining costs of NGS technologies. Both private and public funding drive this research, along with global initiatives to characterize genetic variation and the migration of legacy genetic applications to sequencing-based technologies.

We also provide products and services for other life sciences applied markets such as agrigenomics. Government and corporate researchers use our sequencing and array-based tools to accelerate and enhance agricultural research. Identifying desirable traits in plants and animals leads to healthier and more productive crops and livestock.

Reproductive and Genetic Health

Illumina technologies and products provide reproductive-health solutions, including preimplantation genetic screening (PGS), preimplantation genetic diagnosis (PGD), noninvasive prenatal testing (NIPT), and neonatal and genetic health testing. Our PGS solutions are used with in-vitro fertilization (IVF) to determine, before implantation, whether an embryo has an abnormal number of chromosomes, which is a major cause of IVF failure and miscarriages. Our PGD solutions identify, before implantation, which embryos are free from gene variants associated with genetic diseases. Our NIPT solutions provide noninvasive tests for early identification of fetal chromosomal abnormalities by analyzing cell-free DNA in maternal blood.

Oncology

Cancer is a disease of the genome, and the goal of cancer genomics is to identify genomic changes that transform a normal cell into a cancerous one. Understanding these genomic changes allow for a more accurate diagnosis, a better understanding of the prognosis, and the ability to target therapies to individuals. Researchers and clinicians in the research, translational, and clinical oncology markets use Illumina sequencing and array-based solutions to identify the molecular changes in a tumor during all stages of tumor progression. Our solutions help transform discoveries into new treatments or therapies and create tests to predict patient response.

To advance genomic-based precision health care, we are working with leading pharmaceutical companies to develop a universal NGS-based oncology test system for clinical trials of targeted cancer therapies. The goal is to develop and commercialize a multi-gene panel for “companion therapeutic” selection. We are also working with key thought leaders to set standards for NGS-based assays in routine clinical oncology practice and to define regulatory frameworks for this new testing paradigm.

Enterprise Informatics

Enterprise informatics solutions increase the utility of genomic data by allowing customers to aggregate, analyze, archive, and share genomic data. Integrating our instruments with data-analysis software solutions allows customers to go from their biological sample, through the raw genomic data, to meaningful results. Our BaseSpace platform, which can be hosted onsite or in the cloud, integrates directly with our sequencing instruments. It facilitates data sharing, provides data storage solutions, and streamlines sequencing-data analysis through a growing number of data-analysis applications from Illumina and the bioinformatics community.

In 2013, we acquired NextBio, which provides a platform for aggregating and analyzing large quantities of genomic and phenotypic data. Translational research uses this approach to optimize drug therapies and identify trends in overall patient outcomes. We believe that large-scale genomic databases containing genomic and phenotypic information will enhance the value of human genome sequencing and accelerate the pace of discovery.

New and Emerging Opportunities

Our markets change rapidly in response to genomic innovations. New applications and opportunities develop and evolve quickly. We assess these against our corporate strategies and consider whether there is a compelling unmet need together with a strong opportunity to transform the market. Some of the markets that provide immediate and near-term opportunities to expand the use of next-generation sequencing include:

•	Transplant diagnostics, where sequencing is used to evaluate donor and patient compatibility;

•	Forensic genomics, where sequencing is used to investigate criminal cases; and

•	Consumer genomics, where genotyping is used primarily to reveal ancestry and genealogical linkage information.
Our Principal Products and Technologies

Our unique technology platforms support the scale of experimentation necessary for population-scale studies, genome-wide discovery, target selection, and validation studies (see Figure 1 below). Customers use our products to analyze the genome at all levels of complexity, from whole-genome sequencing to targeted panels. A large and dynamic Illumina user community has published more than 10,000 customer-authored scientific papers using our technologies. Through rapid innovation, we are changing the economics of genetic research, enabling projects that were previously considered impossible, and supporting clinical advances towards precision medicine.

Most of our product sales consist of instruments and consumables (which include reagents, flow cells, and microarrays) based on our proprietary technologies. For the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012, instrument sales comprised 30%, 26%, and 27%, respectively, of total revenues, and consumable sales represented 56%, 62%, and 64%, respectively, of total revenues.

Figure 1: Illumina Platform Overview:
Sequencing

DNA sequencing is the process of determining the order of nucleotide bases (A, C, G, or T) in a DNA sample. Our portfolio of sequencing platforms represents a family of systems that we believe set the standard for productivity, cost-effectiveness, and accuracy among NGS technologies. Customers use our platforms to perform whole-genome, de novo, and exome sequencing, and targeted resequencing of specific gene regions and genes.

Whole-genome sequencing determines the complete DNA sequence of an organism. In de novo sequencing, the goal is to sequence and analyze a sample without using information from prior sequencing of that species. In targeted resequencing, a portion of the sequence of an organism is compared to a standard or reference sequence from previously sequenced samples to identify genetic variation. Understanding the similarities and differences in DNA sequence between and within species helps us understand the function of the structures encoded in the DNA.

Our DNA sequencing technology is based on our proprietary reversible terminator-based sequencing chemistry, referred to as sequencing by synthesis (SBS) biochemistry. SBS tracks the addition of labeled nucleotides as the DNA chain is copied in a massively parallel fashion. Our SBS sequencing technology provides researchers with a broad range of applications and the ability to sequence even large mammalian genomes in days rather than weeks or years.

Our sequencing platforms can generate between 500 megabases (Mb) and 1.8 terabases (Tb) (equivalent to 16 human genomes) of genomic data, depending on the instrument and application. There are different price points per gigabase (Gb) for each instrument, and for different applications, which range from small-genome, amplicon, and targeted gene-panel sequencing to population-scale whole human genome sequencing. Since we launched our first sequencing system in 2007, our systems have reduced the cost of sequencing by more than a factor of 10,000. In addition, the sequencing time per Gb has dropped by a factor of nearly 2,000.

Arrays

Arrays are used for a broad range of DNA and RNA analysis applications, including SNP genotyping, CNV analysis, gene expression analysis, and methylation analysis, and allows for the detection of up to 5,000,000 known genetic markers on a single array.

Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform many assays simultaneously. This facilitates large-scale analysis of genetic variation and biological function in a uniquely high-throughput, cost-effective, and flexible manner. Using our BeadArray technology, we achieve high-throughput analysis via a high density of test sites per array and the ability to format arrays in various configurations. We maximize cost effectiveness by reducing expensive consumables, valuable sample input requirements, and manufacturing costs. Varying the size, shape, and format of the well patterns and creating specific beadpools for different applications lets us address multiple markets and market segments. Our HiScan and iScan array scanner systems, and our NextSeq 550 system, which we announced in January 2015, image the arrays.

Consumables

We have developed various library preparation and sequencing kits to simplify workflows and accelerate analysis. Our sequencing applications include whole-genome sequencing kits, which sequence entire genomes of any size and complexity, and targeted resequencing kits, which can sequence exomes, specific genes, or other genomic regions of interest. Our sequencing kits maximize the ability of our customers to characterize the target genome accurately. Through our acquisition of Epicentre Technologies Corporation in 2011, we acquired the proprietary Nextera technology for next-generation sequencing library preparation. This technology has enabled us to reduce sample input requirements, simplify genetic analysis workflows, and significantly reduce the time from sample preparation to answer.

Customers use Illumina array-based genotyping consumables for a wide range of analyses, including diverse species, disease-related mutations, and genetic characteristics associated with cancer. Customers can select from a range of human, animal, and agriculturally relevant genome panels or create their own custom arrays to investigate up to 5,000,000 genetic markers targeting any species.

Our Services

In addition to selling products, we provide genotyping, NIPT, and whole-genome sequencing services. Human whole-genome sequencing services are provided through our CLIA-certified, CAP-accredited laboratory. We began offering genotyping services to academic institutions, biotechnology, and pharmaceutical customers in 2002, and added sequencing services in 2007. Using our FastTrack services, customers can perform whole-genome sequencing projects (including phasing and long-read sequencing services) and microarray projects (including large-scale genotyping studies and whole-genome association studies). We also provide NIPT services through our partner laboratories that direct samples to us on a test send-out basis.

Intellectual Property

We have an extensive intellectual property portfolio. As of February 1, 2015, we own or have exclusive licenses to 473 issued U.S. patents and 421 pending U.S. patent applications, including 19 allowed applications that have not yet issued as patents. Our issued patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, and chemical-detection technologies, and have terms that expire between 2015 and 2035. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

We protect trade secrets, know-how, copyrights, and trademarks, as well as continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products.

We are party to various exclusive and nonexclusive license agreements and other arrangements with third parties that grant us rights to use key aspects of our sequencing and array technologies, assay methods, chemical detection methods, reagent kits, and scanning equipment. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2015 and 2030. We have additional nonexclusive license agreements with various third parties for other components of our products. In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation, and require that we pay customary royalties.

Research and Development

Illumina has historically made substantial investments in research and development. Our research and development efforts prioritize continuous innovation coupled with product evolution.

Research and development expenses for fiscal 2014, 2013, and 2012 were $388.1 million, $276.7 million, and $231.0 million, respectively. We expect research and development expense to increase during 2015 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In each of these areas, dedicated sales, service, and application-support personnel are expanding and supporting their respective customer bases. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa. We expect to continue increasing our sales and distribution resources during 2015 and beyond as we launch new products and expand our potential customer base.

Manufacturing

Illumina manufactures sequencing and array platforms, reagent kits, and scanning equipment. In 2014, we continued to increase our manufacturing capacity to meet customer demand. To address increasing product complexity and volume, we are automating manufacturing processes to accelerate throughput and improve quality and yield. Illumina is committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. Multiple commercial sources provide many of our components and supplies, but there are some raw materials and components that we obtain from single-source suppliers. To manage potential risks arising from single source suppliers, we believe that we could redesign our products using alternative components or for use with alternative reagents, if necessary. In addition, while we attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain. If the capabilities of our suppliers and component manufacturers are limited or stopped, due to disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.

Competition

Although we believe that our products and services provide significant advantages over products and services currently available from other sources, we expect continued intense competition. Our competitors offer products and services for sequencing, SNP genotyping, gene expression, and molecular diagnostics markets. They include companies such as Affymetrix, Inc., Agilent Technologies, Inc., BGI, Pacific Biosciences of California, Inc., QIAGEN N.V., Roche Holding AG., and Thermo Fisher Scientific, Inc., among others. Some of these companies have or will have substantially greater financial, technical, research, and other resources than we do, along with larger, more established marketing, sales, distribution, and service organizations. In addition, they may have greater name recognition than we do in the markets we address, and in some cases a larger installed base of systems. We expect new competitors to emerge and the intensity of competition to increase. To compete effectively, we must scale our organization and infrastructure appropriately and demonstrate that our products have superior throughput, cost, and accuracy.

Segment and Geographic Information

In accordance with the authoritative accounting guidance for segment reporting, we have determined that we have one reportable segment for purposes of recording and reporting our financial results.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, and the Asia-Pacific region. Shipments to customers outside the United States totaled $910.7 million, or 49% of our total revenue, during fiscal 2014, compared to $706.5 million, or 50%, and $580.1 million, or 51%, in fiscal 2013 and 2012, respectively. The U.S. dollar has been determined to be the functional currency of the Company’s international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “13. Segment Information, Geographic Data, and Significant Customers” in Part II, Item 8 of this Form 10-K for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $540 million and $330 million as of December 28, 2014, and December 29, 2013, respectively. Approximately $130 million of our backlog as of December 28, 2014, was associated with the Genomics England sequencing services project, the delivery of which is expected to be completed by the end of 2017. Generally, our backlog consists of orders believed to be firm as of the balance-sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect most of the backlog as of December 28, 2014, to be shipped within the fiscal year ending January 3, 2016, with the exception of the Genomics England backlog. Although we generally recognize revenue upon the transfer of title to a customer, some customer agreements or applicable accounting treatments might require us to defer the recognition of revenue beyond title transfer.

Environmental Matters

We are committed to the protection of our employees and the environment. Our operations require the use of hazardous materials that subject us to various federal, state, and local environmental and safety laws and regulations. We believe that we are in material compliance with current applicable laws and regulations. However, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance.

Government Regulation

As we expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production, and marketing. Products that we develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies in other countries. In the United States, certain of our products may require FDA clearance following a pre-market notification process, also known as a 510(k) clearance, or premarket approval (PMA) from the FDA before marketing. The shorter 510(k) clearance process, which we used for the FDA-cleared assays that are run on our FDA-regulated MiSeqDx instrument, generally takes from three to six months after submission, but it can take significantly longer. The longer PMA process is much more costly and uncertain. It generally takes from 9 to 18 months after a complete filing, but it can take significantly longer and typically requires conducting clinical studies, which are not always needed for a 510(k) clearance. All of the products that are currently regulated by the FDA as medical devices are also subject to the FDA Quality System Regulation (QSR). Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and may involve considerable delay.

We cannot be certain which of our planned molecular diagnostic products will be subject to the shorter 510(k) clearance process and, in fact, some of our products may need to go through the PMA process. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we may not be able to launch or successfully commercialize such products.

Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products. In addition, the FDA may introduce new requirements that may change the regulatory requirements for either or both Illumina or Illumina customers.

If our products labeled as “Research Use Only,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain. This is true even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Illumina products sold as medical devices in Europe will be regulated under the In Vitro Diagnostics Directive (98/79/EC). This regulation includes requirements for both presentation and review of performance data and quality-system requirements.

Certain of our diagnostic products are currently available through laboratories that are certified under the Clinical Laboratory Improvements Amendments (CLIA) of 1988. These products are commonly called “laboratory developed tests,” or

LDTs. For a number of years, the FDA has exercised its regulatory enforcement discretion to not regulate LDTs as medical devices if created and used within a single laboratory. However, as discussed in more detail under “Risk Factors,” the FDA is reexamining this regulatory approach and changes to the agency’s handling of LDTs could impact our business in ways that cannot be predicted at this time. Certification of CLIA laboratories includes standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, and quality control procedures. CLIA also mandates that, for high complexity labs such as ours, to operate as a lab, we must have an accreditation by an organization recognized by CLIA such as the College of Pathologists (CAP), which we have obtained and must maintain. If we were to lose our CAP accreditation, our business, financial condition, or results of operations could be adversely affected. In addition, state laboratory licensing and inspection requirements may also apply to our products, which, in some cases, are more stringent than CLIA requirements.

Employees

As of December 28, 2014, we had more than 3,700 employees. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. In addition, we employ a number of temporary and contract employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

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

In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, or transition requirements or programs with respect to newly launched products (or products in development), which could adversely affect sales of our existing products. For instance, in January 2015 we announced significant expansions to our sequencing instrument platforms, the HiSeq X Five system and the HiSeq 3000/4000 systems. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand (including with respect to our existing products), manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Our failure to effectively manage product transitions or introductions could adversely affect our business, financial condition, or results of operations.

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

We design our products primarily for applications in the life sciences, diagnostic, agricultural, and pharmaceutical industries. The usefulness of our technologies depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are focusing on markets for analysis of genetic variation and biological function, namely sequencing, genotyping, and gene expression profiling. These markets are new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not be able to successfully analyze raw genetic data or be able to convert raw genetic data into medically valuable information. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect.

Our continued growth is dependent on continuously developing and commercializing new products.

Our target markets are characterized by rapid technological change, evolving industry standards, changes in customer needs, existing and emerging competition, strong price competition, and frequent new product introductions. Accordingly, our continued growth depends on developing and commercializing new products and services, including improving our existing products and services, in order to address evolving market requirements on a timely basis. If we fail to innovate or adequately invest in new technologies, our products and services will become dated, and we could lose our competitive position in the markets that we serve as customers purchase new products offered by our competitors. We believe that successfully introducing new products and technologies in our target markets on a timely basis provides a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product and may be reluctant to switch once that selection is made.

To the extent that we fail to introduce new and innovative products, or such products are not accepted in the market or suffer significant delays in development, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products on a timely basis could reduce our growth rate or otherwise have an adverse effect on our business. In the past, we have experienced, and are likely to experience in the future, delays in the development and introduction of new products. There can be no assurance that we will keep pace with the rapid rate of change in our markets or that our new products will adequately meet the requirements of the marketplace, achieve market acceptance, or compete successfully with competing technologies. Some of the factors affecting market acceptance of new products and services include:

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

If defects are discovered in our products, we may incur additional unforeseen costs, our products may be subject to recalls, customers may not purchase our products, our reputation may suffer, and ultimately our sales and operating earnings could be negatively impacted.

Our products incorporate complex, precision-manufactured mechanical parts, electrical components, optical components, and fluidics, as well as computer software, any of which may contain errors or failures, especially when first introduced. In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Because our products are designed to be used to perform complex genomic analysis, we expect that our customers will have an increased sensitivity to such defects. If we do not meet applicable regulatory or quality standards, our products may be subject to recall, and, under certain circumstances, we may be required to notify applicable regulatory authorities about a recall. If our products are subject to recall or shipment holds, our reputation, business, financial condition, or results of operations could be adversely affected.
Litigation, other proceedings, or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services.

Our success depends in part on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we enter new markets or introduce new products, we expect that competitors will likely claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful competition. In addition, third parties may have obtained and may in the future obtain patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have an adverse impact on our stock price, which may be disproportionate to the actual impact of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. In the event of a successful infringement claim against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins and earnings per share. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products or services could adversely affect our ability to grow or maintain profitability.

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

As a part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

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

If we are unable to increase our manufacturing or service capacity and develop and maintain operation of our manufacturing or service capability, we may not be able to launch or support our products or services in a timely manner, or at all.

We continue to rapidly increase our manufacturing and service capacity to meet the anticipated demand for our products. Although we have significantly increased our manufacturing and service capacity and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our current business plans, there are uncertainties inherent in expanding our manufacturing and service capabilities, and we may not be able to sufficiently increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. Also, we may not manufacture the right product mix to meet customer demand, especially as we introduce new products. As a result, we may experience difficulties in meeting customer, collaborator, and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions and quality control issues that have temporarily reduced or suspended production of certain products. Due to the intricate nature of manufacturing complex instruments, consumables, and products that contain DNA, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products (or to produce them economically), prevent us from achieving expected performance levels, or cause us to set prices that hinder wide adoption by customers.

An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials due to a catastrophic disaster or infrastructure could adversely affect our business.

We currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and the San Francisco Bay Area in California; Madison, Wisconsin; and Singapore. These areas are subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage one of our facilities significantly or if other events were to cause our operations to fail, we may be unable to manufacture our products, provide our services, or develop new products. In addition, if the capabilities of our suppliers and component manufacturers are limited or stopped, due to disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.

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

We also rely on our technology infrastructure, among other functions, to interact with suppliers; sell our products and services; fulfill orders; bill, collect, and make payments; ship products; provide services and support to customers; fulfill contractual obligations; and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. . Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve our goals.

We are highly dependent on our management and scientific personnel, including Jay Flatley, our Chief Executive Officer. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, the continued growth of our business depends on our ability to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science companies, universities, and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Diego and San Francisco areas, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use share-based compensation, including restricted stock units and performance stock units to attract key personnel, incentivize them to remain with us, and align their interests with those of the Company by building long-term stockholder value. If our stock price decreases, the value of these equity awards decreases and therefore reduces a key employee’s incentive to stay.

Any inability to effectively protect our proprietary technologies could harm our competitive position.

The proprietary positions of companies developing tools for the life sciences, genomics, forensics, agricultural, and pharmaceutical industries, including our proprietary position, generally are uncertain and involve complex legal and factual questions. Our success depends to a large extent on our ability to develop proprietary products and technologies and to obtain patents and maintain adequate protection of our intellectual property in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States.

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

Security breaches, including with respect to cyber-security, and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, and that of our customers, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or breached due to employee error, malfeasance, or other disruptions. As a leader in the field of genetic analysis, we may face cyber-attacks that attempt to penetrate our network security, including our data centers; sabotage or otherwise disable our research, products, and services; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our internal systems and services. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

Our products, if used for the diagnosis of disease, could be subject to government regulation, and the regulatory approval and maintenance process for such products may be expensive, time-consuming, and uncertain both in timing and in outcome.

Our products are not subject to FDA clearance or approval if they are not intended to be used for the diagnosis of disease. However, as we expand our product line to encompass products that are intended to be used for the diagnosis of disease, such as our FDA-regulated MiSeqDx, certain of our products will become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition, or operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required.

Molecular diagnostic products, in particular, depending on their intended use, may be regulated as medical devices by the FDA and comparable international agencies and may require either clearance from the FDA following the 510(k) pre-market notification process or premarket approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for molecular diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

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

If the FDA requires in the future that any of our LDT products be subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Certain of our diagnostic products are currently available through laboratories that are certified under the Clinical Laboratory Improvements Amendments (CLIA) of 1988. These products are commonly called “laboratory developed tests,” or LDTs. For a number of years, the FDA has exercised its regulatory enforcement discretion to not regulate LDTs as medical devices if created and used within a single laboratory. However, the FDA has been reconsidering its enforcement discretion policy and has commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. In October 2014, the FDA published two draft guidance documents suggesting an approach for registration and listing of laboratories and assays along with a framework for regulation of LDTs by the FDA based on risk to patients rather than whether the LDTs were made by a conventional manufacturer or a single laboratory. The draft framework guidance includes pre-market review for higher-risk LDTs, including many used to guide treatment decisions, as well as companion diagnostics that have entered the market as LDTs. We cannot predict the nature or extent of the FDA's final guidance or regulation of LDTs, in general, or with respect to our LDTs, in particular. If the FDA requires in the future that LDT products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

If product or service liability lawsuits are successfully brought against us, we may face reduced demand for our products and incur significant liabilities.

Our products and services are used for sensitive applications, and we face an inherent risk of exposure to product or service liability claims if our products or services are alleged to have caused harm, resulted in false negatives or false positives, or do not perform in accordance with specifications. We cannot be certain that we would be able to successfully defend any product or service liability lawsuit brought against us. Regardless of merit or eventual outcome, product or service liability claims may result in:

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

Physicians and patients may not order diagnostic tests that we develop, market, or sell, such as our verifi prenatal test, unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests that involve new technologies or provide novel diagnostic information. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on diagnostic product suppliers to reduce their prices. Reimbursement by a payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective,

•	supported by peer-reviewed publications, and

•	included in clinical practice guidelines.
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

Even if our tests are being reimbursed, third party payors may withdraw their coverage policies, cancel their contracts with our customers at any time, review and adjust the rate of reimbursement, require co-payments from patients, or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our results of operations.

Doing business internationally creates operational and financial risks for our business.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing facilities in Singapore. Shipments to customers outside the United States comprised 49%, 50%, and 51% of our total revenue for fiscal years 2014, 2013, and 2012, respectively.

During 2014, a significant portion of our sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if in order to continue doing business with us they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

In addition to the foregoing risks, international operations entail the following risks:

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

Our business has grown rapidly, with total revenues increasing from $73.5 million for the year ended January 1, 2006 to $1.86 billion for the year ended December 28, 2014, and with the number of employees increasing from 375 to more than 3,700 during the same period. We expect to continue to experience substantial growth in order to achieve our operating plans. The continued global expansion of our business and addition of new personnel may place a strain on our management and operational systems. Our ability to effectively manage our operations and growth requires us to continue to expend funds to enhance our operational, financial, and management controls, reporting systems, and procedures and to attract and retain sufficient numbers of talented employees on a global basis. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Our future operating results will depend on the ability of our management to continue to implement and improve our research, product development, manufacturing, sales and marketing, and customer support programs, enhance our operational and financial control systems, expand, train, and manage our employee base, integrate acquired businesses, and effectively address new issues related to our growth as they arise. There can be no assurance that we will be able to manage our recent or any future expansion or acquisition successfully, and any inability to do so could adversely affect our business, financial condition, or results of operations.

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

Our products may be used to provide genetic information about humans, agricultural crops, other food sources, and other living organisms. The information obtained from our products could be used in a variety of applications, which may have underlying ethical, legal, and social concerns regarding privacy and the appropriate uses of the resulting information, including preimplantation genetic screening of embryos, prenatal genetic testing, genetic engineering or modification of agricultural products, or testing genetic predisposition for certain medical conditions, particularly for those that have no known cure. Governmental authorities could, for social or other purposes, call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. These and other ethical, legal, and social concerns about genetic testing may limit market acceptance of our technology for certain applications or reduce the potential markets for our technology, either of which could have an adverse effect on our business, financial condition, or results of operations.

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

As of December 28, 2014, we had $320.0 million aggregate principal amount of convertible notes due 2016, $632.5 million aggregate principal amount of convertible notes due 2019, and $517.5 million aggregate principal amount of convertible notes due 2021 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock remains significantly above the conversion price of $83.55 with respect to convertible notes due 2016, we believe that some noteholders will elect to convert the applicable notes. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 4.5% with respect to convertible notes due 2016, 2.9% with respect to convertible notes due 2019, and 3.5% with respect to convertible notes due 2021. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

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

The following table summarizes the facilities we lease as of December 28, 2014, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and will be able to locate additional facilities as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	707,000	R&D, Manufacturing, Warehouse, Distribution, and Administrative	2016 – 2031
San Francisco Bay Area, CA*	278,000	R&D, Manufacturing, Warehouse, and Administrative	2016 – 2024
Singapore	151,000	R&D, Manufacturing, Warehouse, and Administrative	2016 – 2021
Cambridge, United Kingdom	94,000	R&D, Manufacturing, and Administrative	2017 - 2024
Eindhoven, the Netherlands	42,000	Distribution and Administrative	2015
Madison, WI	38,000	R&D, Manufacturing, and Administrative	2019
Other	32,000	Administrative	2015 - 2017
________________
*Excludes approximately 360,000 square feet in Foster City, California, as the lease does not commence until 2017.

ITEM 3.	Legal Proceedings.

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

	2014		2013
	High	Low	High	Low
First Quarter	$183.30	$106.79	$56.58	$48.00
Second Quarter	$178.19	$127.69	$77.11	$53.77
Third Quarter	$185.00	$156.85	$85.81	$72.13
Fourth Quarter	$197.37	$145.12	$110.54	$72.77

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. The graph assumes that $100 was invested on January 3, 2010 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return Among Illumina, NASDAQ Composite Index,
and NASDAQ Biotechnology Index

Holders

As of January 30, 2015, we had 214 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. The indentures for our 0.25% convertible senior notes due 2016, 0% convertible senior notes due 2019, and 0.5% convertible senior notes due in 2021, which notes are convertible into cash and, in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.

Purchases of Equity Securities by the Issuer

In April 2012, the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. The following table summarizes shares repurchased pursuant to these programs during the three months ended December 28, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 29, 2014 - October 26, 2014	—	—	—	$165,118,222
October 27, 2014 - November 23, 2014	—	—	—	$165,118,222
November 24, 2014 - December 28, 2014	185,043	$187.79	185,043	$130,369,416
Total	185,043	$187.79	185,043	$130,369,416
___________
(1) All shares purchased during the three months ended December 28, 2014, were made in open-market transactions.

Sales of Unregistered Securities

None during the fiscal quarter ended December 28, 2014.

ITEM 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended December 28, 2014.

Statement of Operations Data

	Years Ended
	December 28, 2014 (52 weeks)	December 29, 2013 (52 weeks)	December 30, 2012 (52 weeks)	January 1, 2012 (52 weeks)	January 2, 2011 (52 weeks)
	(In thousands, except per share data)
Total revenue	$1,861,358	$1,421,178	$1,148,516	$1,055,535	$902,741
Income from operations	$514,711	$134,107	$200,752	$199,461	$211,654
Net income	$353,351	$125,308	$151,254	$86,628	$124,891
Net income per share:
Basic	$2.61	$1.00	$1.23	$0.70	$1.01
Diluted	$2.37	$0.90	$1.13	$0.62	$0.87
Shares used in calculating net income per share:
Basic	135,553	125,076	122,999	123,399	123,581
Diluted	148,977	139,936	133,693	138,937	143,433

Balance Sheet Data

	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Cash, cash equivalents and short-term investments(1),(2)	$1,338,371	$1,165,603	$1,350,204	$1,189,568	$894,289
Working capital	$1,167,445	$1,295,472	$1,482,477	$1,317,698	$723,881
Total assets	$3,339,640	$3,019,006	$2,566,085	$2,195,840	$1,839,113
Long-term debt, current portion(1)	$304,256	$29,288	$36,967	—	$311,609
Long-term debt, less current portion(1)	$986,780	$839,305	$805,406	$807,369	—
Total stockholders’ equity(2)	$1,462,798	$1,533,202	$1,318,581	$1,075,215	$1,197,675

In addition to the following notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.
_______________________________________

(1)
During 2014, we issued $632.5 million principal amount of 0% convertible senior notes due 2019 (2019 Notes) and $517.5 million principal amount of 0.5% convertible senior notes due 2021 (2021 Notes), which were classified as long-term liabilities as of December 28, 2014. During 2011, we issued $920.0 million principal amount of 0.25% convertible senior notes due 2016 (2016 Notes), the balance of which were classified as current liabilities as of December 28, 2014, and as long-term liabilities as of December 29, 2013 and December 30, 2012, respectively. In February 2007, we issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (2014 Notes). Due to the 2014 Notes being convertible during the fiscal years ended December 29, 2013, December 30, 2012, and January 2, 2011, we classified the outstanding principal amount of these notes as current in our consolidated balance sheets in the respective periods. As of January 1, 2012, the outstanding principal amount of the 2014 Notes was not convertible and was therefore reclassified to long-term liabilities. See note “6. Convertible Senior Notes” in Part II, Item 8, Notes to Consolidated Financial Statements, for further information.

(2)
For the fiscal years ended December 28, 2014, December 29, 2013, December 30, 2012, January 1, 2012, and January 2, 2011, we repurchased 1.5 million, 0.9 million, 1.9 million, 9.2 million, and 0.8 million shares, respectively, of common stock for $237.2 million, $50.0 million, $82.5 million, $570.3 million, and $44.0 million, respectively. See note “9. Stockholders’ Equity” in Part II, Item 8, Notes to Consolidated Financial Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying consolidated financial statements and notes. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no significant off-balance sheet arrangements.

•	Contractual Obligations. Tabular disclosure of known contractual obligations as of December 28, 2014.

•	Critical Accounting Policies and Estimates. Discussion of significant changes we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Recent Accounting Pronouncements.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements. See “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods.

Business Overview and Outlook

We are a global leader in sequencing and array-based solutions, which serve customers in a wide range of markets, enabling the broad adoption of genomic solutions in research and clinical settings. Our portfolio of integrated systems, consumables, and analysis tools is designed to accelerate and simplify genetic analysis. This portfolio addresses a range of genomic complexity, price points, and throughput, so that customers can select the best solution for their scientific challenge. Our leading-edge sequencing and array instruments can perform a broad range of nucleic acid (DNA, RNA) analyses efficiently across a wide range of sample sizes.

Financial highlights for 2014 include the following:

•
Net revenue increased by 31% in 2014 compared to 2013. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services. We expect our revenue to continue to increase in 2015.

•
Gross profit as a percentage of revenue (gross margin) increased to 69.7% in 2014 from 64.2% in 2013. We settled our litigation with Syntrix in 2014, which resulted in a reversal of cost of sales of $10.4 million during the year, which positively impacted our gross margin. See detailed discussions on this matter in note “10. Legal Proceedings” in Part II, Item 8 of this Form 10-K. In addition, higher margins on sequencing instrument sales during the period and efficiencies in manufacturing contributed to the increase in gross margin. Gross margin in 2013 was negatively affected by a $25.2 million impairment charge associated with the discontinuation of the Eco and NuPCR product lines. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased by $380.6 million in 2014 compared to 2013. Operating expenses in 2014 included a $82.1 million legal contingency gain associated with the Syntrix patent litigation matter, as compared to a $115.4 million legal contingency charge in 2013 associated with the matter. Operating expenses in 2014 also included a $48.8 million research and development charge recorded upon our litigation settlement and pooling of patents with Sequenom, Inc. These changes as well as higher gross profit in 2014 led to the increase in income from operations despite the increases in research and development and selling, general and administrative expenses, which we expect will continue to grow.

•
Our effective tax rate was 21.3% in 2014 and 2013. The variance from the U.S. federal statutory tax rate of 35% in 2014 and 2013 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as earnings in Singapore and the United Kingdom, and the benefit from research and development credits and foreign tax credits. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A “Risk Factors” of this Form 10-K. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended 2014 with cash, cash equivalents, and short-term investments totaling $1.3 billion.

This overview and outlook provides a high-level discussion of our operating results and significant known trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the periods reported herein as well as our future financial performance. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 stated as a percentage of total revenue.

	2014	2013	2012
Revenue:
Product revenue	87.0%	89.0%	91.9%
Service and other revenue	13.0	11.0	8.1
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	23.2	28.7	27.6
Cost of service and other revenue	5.0	4.8	3.8
Amortization of acquired intangible assets	2.1	2.3	1.2
Total cost of revenue	30.3	35.8	32.6
Gross profit	69.7	64.2	67.4
Operating expense:
Research and development	20.8	19.5	20.1
Selling, general and administrative	25.1	26.8	24.9
Legal contingencies	(4.0)	8.1	—
Headquarter relocation	0.3	0.2	2.3
Acquisition related (gain) expense, net	(0.1)	(0.8)	0.2
Unsolicited tender offer related expense	—	1.0	2.0
Restructuring	—	—	0.4
Total operating expense	42.1	54.8	49.9
Income from operations	27.6	9.4	17.5
Other income (expense):
Interest income	0.3	0.3	1.4
Interest expense	(2.2)	(2.7)	(3.3)
Cost-method investment related gain, net	0.2	4.3	4.0
Other expense, net	(1.8)	(0.1)	(0.2)
Total other (expense) income, net	(3.5)	1.8	1.9
Income before income taxes	24.1	11.2	19.4
Provision for income taxes	5.1	2.4	6.2
Net income	19.0%	8.8%	13.2%

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. Each of fiscal years 2014, 2013 and 2012 were 52 weeks.

Revenue

	2014 - 2013				2013 - 2012
(Dollars in thousands)	2014	2013	Change	% Change	2012	Change	% Change
Product revenue	$1,619,511	$1,264,656	$354,855	28%	$1,055,826	$208,830	20%
Service and other revenue	241,847	156,522	85,325	55	92,690	63,832	69
Total revenue	$1,861,358	$1,421,178	$440,180	31%	$1,148,516	$272,662	24%

Product revenue consists primarily of revenue from sales of consumables and instruments. Services and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Revenues from businesses acquired in 2013 are predominantly recorded in service and other revenue.

2014 Compared to 2013

Consumables revenue increased $160.7 million, or 18%, to $1,041.0 million in 2014 compared to $880.3 million in the prior year. The increase was primarily attributable to sales of sequencing consumables, driven by the growth in the installed base, including HiSeq X Ten and NextSeq platforms introduced in January 2014. Such increase was partially offset by a decrease in array consumables.

Instrument revenue increased $190.7 million, or 51%, to $562.2 million in 2014 compared to $371.5 million in the prior year, driven primarily by shipments of sequencing instruments, in particular HiSeq X Ten and NextSeq platforms introduced in January 2014.

Service and other revenue increased $85.3 million, or 55%, to $241.8 million in 2014 compared to $156.5 million in the prior year, driven primarily by sequencing services and extended service contracts for our instruments as our installed base continues to grow. Revenues from businesses acquired in 2013 are predominantly recorded in service revenue. Excluding the impact of acquisitions completed in 2013, the increase in service and other revenue was 35%.

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

The increase in service and other revenue in 2013 compared to prior year was driven by an increase in sequencing service volume and instrument service contract revenue as a result of our growing installed base. Excluding the impact of acquisitions completed in 2013, the increase in service and other revenue was 49%.

Gross Margin

	2014 - 2013				2013 - 2012
(Dollars in thousands)	2014	2013	Change	% Change	2012	Change	% Change
Total gross profit	$1,297,710	$911,887	$385,823	42%	$773,528	$138,359	18%
Total gross margin	69.7%	64.2%			67.4%

2014 Compared to 2013

Gross profit increased $385.8 million, or 42%, to $1,297.7 million in 2014 compared to $911.9 million in the prior year, primarily due to the increase in revenue. Excluding gross profit from acquisitions completed in 2013, which was predominately included in gross profit from service sales, the increase in gross profit was 37%. Also contributing to the increase in gross profit was our litigation settlement with Syntrix in 2014, which resulted in reversal of cost of sales of $10.4 million. See detailed discussions on this matter in note “10. Legal Proceedings” in Part II, Item 8 of this Form 10-K. In addition, higher margins on sequencing instrument sales and efficiencies in manufacturing contributed to the increase in gross margin. In 2013, gross margin was negatively affected by a $25.2 million impairment charge associated with the discontinuation of the Eco and NuPCR product lines.

2013 Compared to 2012

Gross profit increased $138.4 million, or 18%, to $911.9 million compared to $773.5 million in the prior year, primarily due to the increase in revenue. Excluding gross profit from acquisitions completed in 2013, which was predominately included in gross profit from services sales, the increase in gross profit was 19%. Gross margin decreased in 2013 in comparison to the prior year, primarily due to impairments associated with the discontinuation of the Eco and NuPCR product lines, an increase in amortization of acquired intangible assets due to recent acquisitions, and an increase in legal contingencies, which had an aggregate impact to gross margins of 3.9%. Acquisitions also contributed to the decrease in gross margin. These decreases were partially offset by the favorable impacts from higher instrument margins, higher mix of sequencing consumables, and operational efficiencies.

Operating Expense

	2014 - 2013				2013 - 2012
(Dollars in thousands)	2014	2013	Change	% Change	2012	Change	% Change
Research and development	$388,055	$276,743	$111,312	40%	$231,025	$45,718	20%
Selling, general and administrative	466,283	381,040	85,243	22	285,991	95,049	33
Legal contingencies	(74,338)	115,369	(189,707)	(164)	—	115,369	100
Headquarter relocation	5,638	2,624	3,014	115	26,328	(23,704)	(90)
Acquisition related (gain) expense, net	(2,639)	(11,617)	8,978	(77)	2,774	(14,391)	(519)
Unsolicited tender offer related expense	—	13,621	(13,621)	(100)	23,136	(9,515)	(41)
Restructuring	—	—	—	—	3,522	(3,522)	(100)
Total operating expense	$782,999	$777,780	$5,219	1%	$572,776	$205,004	36%

2014 Compared to 2013

Research and development expense increased by $111.3 million, or 40%, in 2014 from 2013. The increase is partially attributable to our litigation settlement and patent pooling agreement with Sequenom in 2014, as $48.8 million was recorded to research and development expense for the upfront payment. See detailed discussion on this matter in note “10. Legal Proceedings” to our financial statements in Part II, Item 8 of this Form 10-K. In addition, headcount increases and other expenses related to our new product launches contributed to the increase in research and development expenses, reflecting our continued investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $85.2 million, or 22% in 2014 from 2013. The increase is primarily driven by increases in headcount, consulting services, and infrastructure investment to support the growth of our Company.

Acquisitions completed in 2013 also contributed to the increases in research and development expense and selling, general and administrative expense in 2014 compared to 2013.

Legal contingencies in 2014 reflected predominantly the $82.1 million gain from our litigation settlement with Syntrix, offset by other legal contingency charges. The $115.4 million in legal contingencies in 2013 were primarily charges recorded for the Syntrix litigation matter. See detailed discussion on this matter in note “10. Legal Proceedings” in Part II, Item 8 of this Form 10-K.

We completed the relocation of our headquarters in 2012. During 2014 and 2013, we incurred $5.6 million and $2.6 million, respectively, in additional headquarter relocation expense, consisting primarily of changes in estimated lease exit liability recorded upon vacating our former headquarters, and accretion expense related to such facility exit obligation.

Acquisition related (gain) expense, net, in 2014 and 2013 consisted of changes in fair value of contingent consideration and transaction related costs.

In 2013, we recorded $13.6 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory service arrangement was completed in 2013.

2013 Compared to 2012

Research and development expense increased by $45.7 million, or 20%, in 2013 from 2012, primarily due to increased headcount and consulting services as we continued to increase our investment in the development of new products as well as enhancements to existing products. In 2012, we recorded a $21.4 million impairment charge for an in-process research and development asset. The lack of such charge in 2013 partially offset the increase in overall research and development expense.

Selling, general and administrative expense increased by $95.0 million, or 33%, in 2013 from 2012. The increase is primarily driven by increased headcount and consulting services to support the growth of our Company and our focus on global business process improvements, as well as increased amortization of intangible assets.

Acquisitions completed in 2013 and 2012 also contributed to the increases in research and development expense and selling, general and administrative expense.

During 2013, we recorded $115.4 million in legal contingency charges within operating expenses primarily related to the Syntrix litigation matter. See detailed discussion on this matter in note “10. Legal Proceedings” in Part II, Item 8 of this Form 10-K.

We completed the relocation of our headquarters in 2012. During 2013, we recorded additional cease-use losses due to a delay in the sublease of portions of our prior headquarters and accretion of interest expense related to the facility exit obligation recorded upon vacating our former headquarters. Headquarter relocation expense recorded in 2012 consisted of cease-use loss recorded upon vacating our prior headquarters, accretion expense related to the facility exit obligation, double rent expense during the transition to our new facility, and moving expenses.

Acquisition related (gain) expense, net, in 2013 consisted primarily of gains from changes in fair value of contingent consideration of $18.8 million. Such gains were partially offset by transaction and other acquisition related costs of $7.2 million. Acquisition related (gain) expense, net in 2012 consisted of changes in fair value of contingent consideration of $2.0 million.

During 2013, we recorded $13.6 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory related expenses decreased from the prior year as the advisory service arrangements were completed.

As a result of a restructuring effort announced in 2011, we recorded restructuring charges of $3.5 million during 2012, comprised primarily of severance pay and other employee separation costs.

Other (Expense) Income, Net

	2014 - 2013				2013 - 2012
(Dollars in thousands)	2014	2013	Change	% Change	2012	Change	% Change
Interest income	$3,901	$4,887	$(986)	(20)%	$16,208	$(11,321)	(70)%
Interest expense	(41,728)	(39,690)	(2,038)	5	(37,779)	(1,911)	5
Cost-method investment related gain, net	4,427	61,357	(56,930)	(93)	45,911	15,446	34
Other expense, net	(32,553)	(1,347)	(31,206)	2,317	(2,484)	1,137	(46)
Total other (expense) income, net	$(65,953)	$25,207	$(91,160)	(362)%	$21,856	$3,351	15%

2014 Compared to 2013

Interest income primarily consisted of returns from our investment portfolio. Interest income decreased slightly in 2014 compared to 2013 as a result of lower yields, partially offset by the impact from a larger investment portfolio. Interest expense in 2014 remained relatively consistent to 2013 and consisted primarily of accretion on our convertible senior notes.

Cost-method investment related gain, net in 2014 consisted of a gain associated with additional proceeds received for a cost-method investment sold in a prior year. In 2013, we recognized $61.4 million in gains from sales of cost-method investments, of which $55.2 million related to the sale of our minority ownership interest in Oxford Nanopore Technologies Ltd.

Other expense, net, in 2014 and 2013 primarily consisted of loss on extinguishment of debt and net foreign exchange gains and losses. In conjunction with the issuance of the 2019 and 2021 Notes, we used $1,244.7 million in cash to repurchase $600.0 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. As a result, we recorded $31.4 million in loss on extinguishment of debt calculated as the difference between the fair value and carrying value of the liability component of the debt.

2013 Compared to 2012

Interest income decreased in 2013 from 2012 as a result of a decrease in our investment portfolio balance as well as lower yields during the period. Furthermore, interest income in 2012 included a $6.0 million recovery of a note receivable. Interest expense in 2013 remained relatively consistent as compared to 2012 and consisted primarily of accretion of discount on our convertible senior notes.

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

Other expense, net in 2013 and 2012 primarily consisted of net foreign exchange losses and losses on the extinguishment of debt recorded on conversions of our 2014 Notes.

Provision for Income Taxes

	2014 - 2013				2013 - 2012
(Dollars in thousands)	2014	2013	Change	% Change	2012	Change	% Change
Income before income taxes	$448,758	$159,314	$289,444	182%	$222,608	$(63,294)	(28)%
Provision for income taxes	95,407	34,006	61,401	181	71,354	(37,348)	(52)
Net income	$353,351	$125,308	$228,043	182%	$151,254	$(25,946)	(17)%
Effective tax rate	21.3%	21.3%			32.1%

2014 Compared to 2013

Our effective tax rate was 21.3% in 2014 and 2013, respectively. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as earnings in Singapore and the United Kingdom. In addition, the variance in 2014 was also attributable to the benefit from research and development credits and foreign tax credits, and the variance in 2013 was also attributable to the retroactive reinstatement of the federal research and development credit for 2012 which was enacted in January 2013. These items offset the impact of recording a valuation allowance which was primarily related to the estimated limitation on utilizing foreign tax credits in the U.S.

2013 Compared to 2012

Our effective tax rate was 21.3% in 2013, as compared to 32.1% in 2012. The variance from the U.S. federal statutory tax rate of 35% in 2013 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as earnings in Singapore and the United Kingdom; and the retroactive reinstatement of the federal research and development credit for 2012 which was enacted in January 2013. These items offset the impact of recording a valuation allowance which was primarily related to the estimated limitation on utilizing foreign tax credits in the U.S. In 2012 the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the change in the mix of earnings in tax jurisdictions with different statutory rates.

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

Liquidity and Capital Resources

At December 28, 2014, we had approximately $636.2 million in cash and cash equivalents, of which approximately $430 million were held by our foreign subsidiaries. Cash and cash equivalents decreased by $75.5 million from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of December 28, 2014, we have $702.2 million in short-term investments. Short-term investments held by our foreign subsidiaries as of December 28, 2014, were approximately $260 million. Our short-term investments include marketable securities consisting of U.S government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

In June 2014, we issued convertible senior notes due 2019 and 2021 (2019 and 2021 Notes) with an aggregate principal amount of $1,150.0 million. The proceeds from such issuance and cash on hand totaling $1,244.7 million were used to repurchase $600.0 million in principal amount of our convertible senior notes due 2016 (2016 Notes). As of December 28, 2014, $320.0 million in principal amount of the 2016 Notes remained outstanding, with a maturity date of March 15, 2016. The 2016 Notes became convertible on April 1, 2014 and continue to be convertible through March 31, 2015. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock. The 2019 and 2021 Notes were not convertible as of December 28, 2014.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities are sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	potential early repayment of debt obligations as a result of conversions;

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	the expansion needs of our facilities, including costs of leasing additional facilities; and

•	investment in our global business processes, and the associated Enterprise Resource Planning platform.

As of December 28, 2014, we had $44.1 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

During 2014, we used $237.2 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. As of December 28, 2014, there remains $130.4 million under the authorized programs.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	2014	2013	2012
Net cash provided by operating activities	$501,271	$386,421	$291,873
Net cash used in investing activities	(406,624)	(69,649)	(150,012)
Net cash used in financing activities	(166,748)	(38,719)	(10,755)
Effect of exchange rate changes on cash and cash equivalents	(3,382)	(397)	(103)
Net (decrease) increase in cash and cash equivalents	$(75,483)	$277,656	$131,003

Operating Activities

Cash provided by operating activities in 2014 consisted of net income of $353.4 million plus net adjustments of $204.4 million partially offset by net changes in net operating assets and liabilities of $56.5 million. The primary non-cash expenses added back to net income included share-based compensation of $152.6 million, depreciation and amortization expenses of $112.6 million, deferred income taxes $99.8 million, accretion of debt discount of $38.1 million, and loss on extinguishment of debt of $31.4 million. These non-cash add-backs were partially offset by $126.5 million in incremental tax benefit related to share-based compensation and $109.4 million in gain on litigation settlement. Cash flow impact from changes in net operating assets included increases in account receivables, inventory, other assets, and accrued legal contingencies, partially offset by an increase in accrued liabilities.

Cash provided by operating activities in 2013 consisted of net income of $125.3 million plus net adjustments of $107.7 million, and a change in net operating assets of $153.4 million. The primary non-cash expenses added back to net income included share-based compensation of $105.8 million, depreciation and amortization expenses related to property and equipment and intangible assets of $97.9 million, accretion of debt discount of $36.2 million, and impairments of $25.2 million. The adjustments to net income also included $61.4 million in cost-method investment related gain, $56.7 million in incremental tax benefit related to share-based compensation, and $36.7 million in deferred income taxes. The main drivers in the change in net operating assets was an increase in legal contingencies due to the Syntrix patent litigation.

Cash provided by operating activities in 2012 consisted of net income of $151.3 million plus net adjustments of $158.6 million, offset by changes in net operating assets of $18.0 million. The primary non-cash expenses added back to net income included share-based compensation of $94.3 million, depreciation and amortization expenses related to property and equipment and intangible assets of $65.3 million, accretion of debt discount of $35.0 million, and impairment of IPR&D of $21.4 million. The adjustments to net income also included a $45.9 million in net cost-method investment related gain and $20.8 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets included increases in account receivable and inventory, partially offset by an increase in accounts payable, and, accrued liabilities.

Investing Activities

Cash used in investing activities totaled $406.6 million in 2014. We purchased $791.3 million of available-for-sale securities and $541.9 million of our available-for-sale securities matured or were sold during the period. We also invested $106.0 million in capital expenditures primarily associated with the purchase of manufacturing, research and development equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $69.6 million in 2013. We purchased $364.0 million of available-for-sale securities and $812.8 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $523.5 million for acquisitions, and invested $79.2 million in capital expenditures primarily associated with the purchase of manufacturing, research and development equipment, leasehold improvements, and information technology equipment and systems.

Cash used in investing activities totaled $150.0 million in 2012. During the year we purchased $925.5 million of available-for-sale securities and $898.8 million of our available-for-sale securities matured or were sold during the period. We received net proceeds from the sale of strategic investments of $40.9 million. We also paid net cash of $83.2 million for acquisitions, $68.8 million in capital expenditures primarily associated with the purchase of manufacturing and servicing equipment, leasehold improvements, and information technology equipment and systems and used $12.2 million for purchases of intangibles assets.

Financing Activities

Cash used in financing activities totaled $166.7 million in 2014. We received $1,132.4 million in proceeds from the issuance of $1,150.0 million in principal amount of our convertible senior notes due 2019 and 2021, net of issuance costs paid in the period. We used $1,244.7 million to repurchase $600.0 million in principal amount of our 2016 Notes and used $237.2 million to repurchase our common stock. In addition, we paid $30.0 million primarily in conversions of our convertible senior notes due 2014. We received $126.5 million in incremental tax benefit related to share-based compensation and $96.3 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

Cash used in financing activities totaled $38.7 million in 2013. We received $94.5 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and received $56.7 million in incremental tax benefit related to share-based compensation. We used $125.0 million for retirement of warrants, and used $50.0 million to repurchase our common stock.

Cash used in financing activities totaled $10.8 million in 2012. We received $54.4 million in proceeds from the issuance of common stock through the exercise of stock options and warrants and the sale of shares under our employee stock purchase plan. We used $82.5 million to repurchase our common stock in 2012. In addition, we received $20.8 million in incremental tax benefit related to share-based compensation.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 28, 2014, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of December 28, 2014, aggregated by type (amounts in thousands):

	Payments Due by Period(1)
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$1,488,046	$3,388	$325,602	$637,675	$521,381
Leases(3)	614,053	36,197	85,401	77,403	415,052
License agreements	100,125	8,650	25,970	41,955	23,550
Purchase obligations	19,083	10,750	4,733	2,400	1,200
Amounts due under executive deferred compensation plan	20,310	20,310	—	—	—
Total	$2,241,617	$79,295	$441,706	$759,433	$961,183
_______________________________________

(1)
The table excludes $123.0 million of contingent consideration payments related to acquisitions and $52.1 million of uncertain tax positions. These items were excluded because it remained uncertain as of December 28, 2014 with respect to the timing and amounts of the settlement of such contingent payments or uncertain positions, if any. See notes “3. Acquisitions” and “11. Income Taxes”, respectively, in Part II, Item 8 of this Form 10-K for further discussions of these items.

(2)
Debt obligations include the principal amount of our convertible senior notes due 2016, 2019, and 2021, as well as interest payments to be made under the notes. Although these notes mature in 2016, 2019, and 2021, respectively, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “6. Convertible Senior Notes” in Part II, Item 8 of this Form 10-K for further discussion of the terms of the convertible senior notes.

(3)
Contractual obligations under leases excludes the lease we signed on December 30, 2014 for a facility in Foster City, California, which will commence in 2017. The aggregate rent during the initial term of the lease is expected to be approximately $204.0 million. See note “7. Commitments” in Part II, Item 8 of this Form 10-K for further discussion of this lease.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. We occasionally offer discounts on newly introduced products to recent customers of existing products. These promotions sometimes involve the trade-in of existing products in exchange for a discount on new products. Where applicable, we defer a portion of revenue on the sales of existing products in recognition of the promotional discounts until the delivery of new products. All revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities.

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

In order to assess whether the price is fixed or determinable, we evaluate whether an arrangement is cancellable or subject to future changes in price, deliverables, or other terms. If it is determined that the price is not fixed or determinable, we defer revenue recognition until the price becomes fixed or determinable. We assess collectibility based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until receipt of payment.

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

In certain markets, we sell products and provides services to customers through distributors that specialize in life science products. In most sales through distributors, the product is delivered directly to customers. In cases where the product is delivered to a distributor, revenue recognition is deferred until acceptance is received from the distributor, and/or the end-user, if required by the applicable sales contract. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers. These transactions are accounted for in accordance with our revenue recognition policy described herein.

Investments

We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury securities. As of December 28, 2014, we had $702.2 million in short-term investments. In accordance with the accounting standard for fair value measurements, we classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze customer accounts, review the length of time receivables are outstanding, review historical loss rates and assess current economic trends that may impact the level of credit losses in the future. Our gross trade accounts receivables totaled $294.9 million and the allowance for doubtful accounts was $5.5 million at December 28, 2014. Our allowance for doubtful accounts has generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we may need to increase our reserves if the financial conditions of our customers deteriorate.

Inventory Valuation

Inventories are stated at lower of cost or market. We record adjustments to inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We must make assumptions about future demand, market conditions, and the release of new products that will supersede old ones. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. Our gross inventory totaled $217.2 million and the cumulative adjustment for potentially excess and obsolete inventory was $26.1 million at December 28, 2014. Historically, our inventory adjustment has been adequate to cover our losses. However, if actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

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

The determination of fair value of share-based awards using the BSM model requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of income. These include estimates of the expected volatility of our stock price, expected life of an award, expected dividends, the risk-free interest rate, and forecast of our future financial performance, in the case of performance stock units. We determine the volatility of our stock price by equally weighing the historical and implied volatility of our common stock. The historical volatility of our common stock over the most recent period is generally commensurate with the estimated expected life of our stock awards, adjusted for the impact of unusual fluctuations not reasonably expected to recur, and other relevant factors. Implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. We determined expected dividend yield to be 0% given we have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. We update our forecast of future financial performance periodically, which impacts our estimate of the number of shares to be issued pursuant to the outstanding performance stock units. We amortize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

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

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States and the numerous foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates ofour future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Based on the available evidence as of December 28, 2014, we were not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, we recorded a valuation allowance of $15.2 million against certain U.S. deferred tax assets.

We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

Recent Accounting Pronouncements

For summary of recent accounting pronouncements applicable to our consolidated financial statement see note “1 Organization and Summary of Significant Accounting Policies” in Part II, Item 8, Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. In addition, if a 100 basis point change in overall interest rates were to occur in 2015, our interest income would change by approximately $13.4 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of December 28, 2014.

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In June 2014, we issued $632.5 million aggregate principal amount of 0% convertible senior notes due 2019 (2019 Notes) and $517.5 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes). Similar to our 0.25% convertible senior notes due 2016, at our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rates for the 2019 and 2021 Notes were 2.9% and 3.5%, respectively. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of

$100.0 million aggregate principal amount of each of the 2019 and 2021 Notes would result in losses of approximately $4.1 million and $5.5 million, respectively.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than the company’s U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro, Yen, and Australian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We recorded a $5.4 million net currency exchange loss for the fiscal year ended December 28, 2014 on business transactions, excluding hedging transactions, which are included in other (expense) income, net, in our consolidated statements of income.

We use forward exchange contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of December 28, 2014, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $61.0 million.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Illumina, Inc.

We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. at December 28, 2014 and December 29, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Illumina, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 17, 2015

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$636,154	$711,637
Short-term investments	702,217	453,966
Accounts receivable, net	289,458	238,946
Inventory	191,144	154,099
Deferred tax assets, current portion	40,786	36,076
Prepaid expenses and other current assets	29,844	22,811
Total current assets	1,889,603	1,617,535
Property and equipment, net	265,264	202,666
Goodwill	724,904	723,061
Intangible assets, net	314,500	331,173
Deferred tax assets, long-term portion	49,848	88,480
Other assets	95,521	56,091
Total assets	$3,339,640	$3,019,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,626	$73,655
Accrued liabilities	335,276	219,120
Long-term debt, current portion	304,256	29,288
Total current liabilities	722,158	322,063
Long-term debt	986,780	839,305
Long-term legal contingencies	—	132,933
Other long-term liabilities	167,904	191,221
Commitments and contingencies
Conversion option subject to cash settlement	—	282
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding at December 28, 2014 and December 29, 2013	—	—
Common stock, $0.01 par value, 320,000 shares authorized; 181,332 shares issued and 143,629 outstanding at December 28, 2014; 175,205 shares issued and 127,723 outstanding at December 29, 2013	1,805	1,753
Additional paid-in capital	2,172,940	2,562,705
Accumulated other comprehensive (loss) income	(1,080)	1,234
Retained earnings	561,206	207,855
Treasury stock, 37,703 shares and 47,482 shares at cost at December 28, 2014 and December 29, 2013, respectively	(1,272,073)	(1,240,345)
Total stockholders’ equity	1,462,798	1,533,202
Total liabilities and stockholders’ equity	$3,339,640	$3,019,006

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue:
Product revenue	$1,619,511	$1,264,656	$1,055,826
Service and other revenue	241,847	156,522	92,690
Total revenue	1,861,358	1,421,178	1,148,516
Cost of revenue:
Cost of product revenue	431,920	407,877	317,283
Cost of service and other revenue	92,355	67,811	43,552
Amortization of acquired intangible assets	39,373	33,603	14,153
Total cost of revenue	563,648	509,291	374,988
Gross profit	1,297,710	911,887	773,528
Operating expense:
Research and development	388,055	276,743	231,025
Selling, general and administrative	466,283	381,040	285,991
Legal contingencies	(74,338)	115,369	—
Headquarter relocation	5,638	2,624	26,328
Acquisition related (gain) expense, net	(2,639)	(11,617)	2,774
Unsolicited tender offer related expense	—	13,621	23,136
Restructuring	—	—	3,522
Total operating expense	782,999	777,780	572,776
Income from operations	514,711	134,107	200,752
Other income (expense):
Interest income	3,901	4,887	16,208
Interest expense	(41,728)	(39,690)	(37,779)
Cost-method investment related gain, net	4,427	61,357	45,911
Other expense, net	(32,553)	(1,347)	(2,484)
Total other (expense) income, net	(65,953)	25,207	21,856
Income before income taxes	448,758	159,314	222,608
Provision for income taxes	95,407	34,006	71,354
Net income	$353,351	$125,308	$151,254
Net income per basic share	$2.61	$1.00	$1.23
Net income per diluted share	$2.37	$0.90	$1.13
Shares used in calculating basic net income per share	135,553	125,076	122,999
Shares used in calculating diluted net income per share	148,977	139,936	133,693

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net income	$353,351	$125,308	$151,254
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(2,314)	(889)	6
Total comprehensive income	$351,037	$124,419	$151,260
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other	Retained Earnings			Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
	(In thousands)
Balance as of January 1, 2012	166,707	$1,668	$2,249,900	$2,117	$(68,707)	(44,665)	$(1,109,763)	$1,075,215
Net income	—	—	—	—	151,254	—	—	151,254
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	6	—	—	—	6
Issuance of common stock, net of repurchases	3,464	35	55,106	—	—	(1,875)	(83,306)	(28,165)
Reclassification of conversion option subject to cash settlement	—	—	2,565	—	—	—	—	2,565
Share-based compensation	—	—	94,385	—	—	—	—	94,385
Net incremental tax benefit related to share-based compensation	—	—	17,015	—	—	—	—	17,015
Equity based contingent compensation	—	—	6,306	—	—	—	—	6,306
Issuance of treasury stock	—	—	(5,446)	—	—	312	5,446	—
Balance as of December 30, 2012	170,171	1,703	2,419,831	2,123	82,547	(46,228)	(1,187,623)	1,318,581
Net income	—	—	—	—	125,308	—	—	125,308
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(889)	—	—	—	(889)
Issuance of common stock, net of repurchases	5,034	50	98,215	—	—	(1,254)	(52,722)	45,543
Reclassification of conversion option subject to cash settlement	—	—	2,338	—	—	—	—	2,338
Share-based compensation	—	—	105,771	—	—	—	—	105,771
Net incremental tax benefit related to share-based compensation	—	—	53,032	—	—	—	—	53,032
Equity based contingent compensation	—	—	8,278	—	—	—	—	8,278
Fair value of options assumed in acquisition	—	—	240	—	—	—	—	240
Warrant retirement	—	—	(125,000)	—	—	—	—	(125,000)
Balance as of December 29, 2013	175,205	1,753	2,562,705	1,234	207,855	(47,482)	(1,240,345)	1,533,202
Net income	—	—	—	—	353,351	—	—	353,351
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(2,314)	—	—	—	(2,314)
Issuance of common stock, net of repurchases	6,127	52	96,204	—	—	(2,696)	(247,221)	(150,965)
Tax impact from the issuance, repurchase and conversion of convertible notes	—	—	(58,354)	—	—	—	—	(58,354)
Reclassification of conversion option subject to cash settlement	—	—	282	—	—	—	—	282
Share-based compensation	—	—	153,189	—	—	—	—	153,189
Net incremental tax benefit related to share-based compensation	—	—	126,477	—	—	—	—	126,477
Equity based contingent compensation	—	—	2,621	—	—	—	—	2,621
Warrant exercises	—	—	(215,493)	—	—	12,475	215,493	—
Repurchase of convertible notes, net of issuances	—	—	(494,691)	—	—	—	—	(494,691)
Balance as of December 28, 2014	181,332	$1,805	$2,172,940	$(1,080)	$561,206	(37,703)	$(1,272,073)	$1,462,798

See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$353,351	$125,308	$151,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	61,905	50,810	48,249
Amortization of intangible assets	50,669	47,115	17,070
Share-based compensation expense	152,551	105,826	94,324
Accretion of debt discount	38,069	36,237	35,004
Loss on extinguishment of debt	31,360	555	—
Contingent compensation expense	2,621	8,278	6,306
Incremental tax benefit related to share-based compensation	(126,479)	(56,678)	(20,783)
Deferred income taxes	99,846	(36,663)	(21,698)
Change in fair value of contingent consideration	(5,356)	(18,784)	1,975
(Gain) impairment related to discontinued product line	(2,000)	25,214	21,438
Change in estimated cease-use loss	5,651	2,624	22,367
Cost-method investment related gain	(4,427)	(61,357)	(45,911)
Gain on litigation settlement	(109,363)	—	—
Other	9,346	4,533	251
Changes in operating assets and liabilities:
Accounts receivable	(50,381)	(15,928)	(34,441)
Inventory	(36,542)	6,217	(23,707)
Prepaid expenses and other current assets	6,619	1,783	(3,062)
Other assets	(36,256)	(16,357)	(2,903)
Accounts payable	(2,106)	2,389	15,112
Accrued liabilities	83,902	38,550	24,388
Accrued legal contingencies	(23,570)	132,933	—
Other long-term liabilities	1,861	3,816	6,640
Net cash provided by operating activities	501,271	386,421	291,873
Cash flows from investing activities:
Purchases of available-for-sale securities	(791,252)	(364,001)	(925,478)
Sales of available-for-sale securities	391,655	523,635	498,371
Maturities of available-for-sale securities	150,229	289,197	400,379
Net cash paid for acquisitions	(3,285)	(523,501)	(83,156)
Net (purchases of) sales proceeds from strategic investments	(11,755)	95,580	40,881
Purchases of property and equipment	(105,996)	(79,215)	(68,781)
Cash paid for intangible assets	(36,220)	(11,344)	(12,228)
Net cash used in investing activities	(406,624)	(69,649)	(150,012)
Cash flows from financing activities:
Payments on financing obligations	(29,991)	(10,852)	—
Payments on acquisition related contingent consideration liability	—	(3,985)	(3,374)
Proceeds from issuance of convertible notes	1,132,378	—	—
Repurchase of convertible notes	(1,244,721)	—	—
Incremental tax benefit related to share-based compensation	126,479	56,678	20,783
Common stock repurchases	(237,183)	(50,020)	(82,522)
Taxes paid related to net share settlement of equity awards	(10,038)	—	—
Payments on retirement of warrants	—	(125,000)	—
Proceeds from issuance of common stock	96,328	94,460	54,358
Net cash used in financing activities	(166,748)	(38,719)	(10,755)
Effect of exchange rate changes on cash and cash equivalents	(3,382)	(397)	(103)
Net (decrease) increase in cash and cash equivalents	(75,483)	277,656	131,003
Cash and cash equivalents at beginning of year	711,637	433,981	302,978
Cash and cash equivalents at end of year	$636,154	$711,637	$433,981

Supplemental cash flow information:
Cash paid for income taxes	$17,886	$50,086	$74,037
Unsettled short-term investments purchase	—	—	$9,154

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Illumina, Inc. is a provider of sequencing- and array-based solutions, which serves customers in a board range of markets, enabling the adoption of genomic solutions in research and clinical settings. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. Each of the years ended December 28, 2014, December 29, 2013, and December 30, 2012 were 52 weeks.

Use of Estimates

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of 2017 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

Concentrations of Risk

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact the Company’s operating results. A portion of the Company’s customers consist of university and research institutions that management believes are, to some degree, directly or indirectly supported by the United States Government. A significant change in current research funding, particularly with respect to the U.S. National Institutes of Health, could have an adverse impact on the Company’s future revenues and results of operations.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is also subject to risks related to its financial instruments including its cash and cash equivalents, investments, and accounts receivable. Most of the Company’s cash and cash equivalents as of December 28, 2014 were deposited with U.S. financial institutions, either domestically or with their foreign branches. The Company’s investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Bloomberg classifications, to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities in U.S. government-sponsored entities, U.S. Treasury securities, and money market funds.

The Company’s products require customized products and components that currently are available from a limited number of sources. The Company sources certain key products and components included in its products from single vendors.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or enter into netting arrangements. Shipments to customers outside the United States comprised 49%, 50%, and 51% of the Company’s revenue for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively. Customers outside the United States represented 48% and 52% of the Company’s gross trade accounts receivable balance as of December 28, 2014 and December 29, 2013, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post-acquisition adjustments in deferred tax asset valuation allowances and liabilities for uncertain tax positions are recorded in current period income tax expense.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Short-term investments consist predominantly of debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities. Management classifies short-term investments as available-for-sale at the time of purchase and evaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of their cost basis. Realized gains, losses, and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other (expense) income, net in the consolidated statements of income.

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

Property and Equipment

Property and equipment are stated at cost, subject to review for impairment, and depreciated over the estimated useful lives of the assets, which generally range from three to seven years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or the estimated useful life of the related assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

In 2013, as a part of the Company’s ongoing effort to upgrade its current information systems, the Company started the implementation of new enterprise resource planning software and applications to manage parts of its business operations. Certain costs incurred in the development of such internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage are expensed as incurred.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Headquarter relocation expenses consisted of expenses such as accelerated depreciation expense, impairment of assets, additional rent expense during the transition period in 2012 when both the new and former headquarter facilities were occupied, moving expenses, cease-use losses, and accretion of interest expense on lease exit liability. The Company completed the relocation of its headquarters in 2012 to another facility in San Diego, California and recorded cease-use losses and the corresponding facility exit obligation upon vacating its former headquarters in 2011 and 2012, calculated as the present value of the remaining lease obligation offset by estimated sublease rental receipts during the remaining lease period, adjusted for deferred items and estimated lease incentives. The Company reassesses the facility exit obligation on a quarterly basis and the key assumptions used in the calculation include the amount and timing of estimated sublease rental receipts, and the risk-adjusted discount rate.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 28, 2014 was due to a current year acquisition and adjustments to the purchase price subsequent to the preliminary allocation of purchase price related to prior year acquisitions. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2014, noting no impairment.

The Company’s identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, customer relationships, license agreements, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

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

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. The Company enters into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other assets or other liabilities and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other expense, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of December 28, 2014, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of December 28, 2014 and December 29, 2013, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $61.0 million and $54.7 million, respectively. Non-

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designated foreign exchange forward contract related gain was $4.1 million and $3.5 million for the years ended December 28, 2014 and December 29, 2013, respectively, and immaterial for the year ended December 30, 2012.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. The Company occasionally offers discounts on newly introduced products to recent customers or existing products. These promotions sometimes involve the trade-in of existing products in exchange for a discount on new products. Where applicable, the Company defers a portion of revenue on the sales of existing products in recognition of the promotional discounts until the delivery of new products. All revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities.

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

In order to assess whether the price is fixed or determinable, the Company evaluates whether an arrangement is cancellable or subject to future changes in price, deliverables, or other terms. If it is determined that the price is not fixed or determinable, the Company defers revenue recognition until the price becomes fixed or determinable. The Company assesses collectibility based on a number of factors, including past transaction history with, and the creditworthiness of, the customer. If the Company determines that collection of a payment is not reasonably assured, revenue recognition is deferred until receipt of payment.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

The Company incurs share-based compensation expense related to restricted stock, its Employee Stock purchase Plan (ESPP), and stock options.

Restricted stock units (RSU), restricted stock awards (RSA), and performance stock units (PSU) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration estimated forfeitures. PSU represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, the Company reassesses the probability of the achievement of such corporate performance goals and any additional expenses resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock purchases under ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The Company determines the expected volatility by equally weighing the historical and implied volatility of the Company’s common stock. The historical volatility is generally commensurate with the estimated expected term of the Company’s stock awards, adjusted for the impact of unusual fluctuations and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on the Company’s common stock. The expected term of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that the Company has never declared or paid cash dividends on its common stock and does not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Shipping and Handling Expenses

Shipping and handling expenses are included in cost of product revenue.

Research and Development

Research and development expenses include personnel expenses, contractor fees, license fees, facilities costs, and utilities. Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $16.4 million, $14.5 million, and $10.5 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares consist of shares issuable under convertible senior notes, equity awards, and warrants. Convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards and warrants are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of equity awards and warrants; the average amount of unrecognized compensation expense for equity awards; and estimated tax benefits that will be recorded in additional paid-in capital when expenses related to equity awards become deductible. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Weighted average shares outstanding	135,553	125,076	122,999
Effect of potentially dilutive common shares from:
Convertible senior notes	3,489	1,340	967
Equity awards	4,340	4,404	3,906
Warrants	5,595	9,116	5,821
Weighted average shares used in calculating diluted net income per share	148,977	139,936	133,693
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	124	996	2,556

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Accumulated other comprehensive income on the consolidated balance sheets at December 28, 2014 and December 29, 2013 includes accumulated foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale securities.

The components of accumulated other comprehensive income are as follows (in thousands):

	December 28, 2014	December 29, 2013
Foreign currency translation adjustments	$1,289	$1,289
Unrealized loss on available-for-sale securities, net of deferred tax	(2,369)	(55)
Total accumulated other comprehensive income	$(1,080)	$1,234

2.	Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	December 28, 2014				December 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government-sponsored entities	$51,308	$10	$(55)	$51,263	$82,226	$18	$(101)	$82,143
Corporate debt securities	502,924	46	(2,882)	500,088	342,034	312	(376)	341,970
U.S. Treasury securities	151,255	5	(394)	150,866	29,795	58	—	29,853
Total available-for-sale securities	$705,487	$61	$(3,331)	$702,217	$454,055	$388	$(477)	$453,966

As of December 28, 2014, the Company had 467 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or the recovery of the cost basis.

The following table shows the estimated fair values and the gross unrealized losses of the Company’s available-for-sale securities that were in an unrealized loss position for less than twelve months as of December 28, 2014 and December 29, 2013, aggregated by investment category (in thousands):

	December 28, 2014		December 29, 2013
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debt securities in government-sponsored entities	$36,084	$(55)	$73,362	$(101)
Corporate debt securities	428,078	(2,882)	168,118	(373)
U.S. Treasury securities	143,755	(394)	—	—
Total	$607,917	$(3,331)	$241,480	$(474)

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities of available-for-sale debt securities as of December 28, 2014 are as follows (in thousands):

Estimated Fair Value
Due within one year	$238,198
After one but within five years	464,019
Total	$702,217

Cost-Method Investments

As of December 28, 2014 and December 29, 2013, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $37.2 million and $22.1 million, respectively, included in other assets. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

During the year ended December 28, 2014, the Company recorded a gain of $4.4 million associated with additional proceeds received for a cost-method investment sold in a prior period. During the year ended December 29, 2013, the Company recorded cost-method investment related gains of $61.4 million, of which $55.2 million related to the sale of the Company’s minority interest in Oxford Nanopore Technologies Ltd.

No impairment losses were recorded during the years ended December 28, 2014 and December 29, 2013. During the year ended December 30, 2012, the Company determined that a cost-method investment was other-than-temporarily impaired and recorded an impairment loss of $2.7 million. This determination was based upon operational performance trends coupled with uncertainty regarding the entity’s ability to obtain additional funding in a required timeframe for the entity to continue operations.

Accounts Receivable

Accounts receivable, net consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Accounts receivable from product and service sales	$292,847	$241,360
Other receivables	2,070	1,266
Total accounts receivable, gross	294,917	242,626
Allowance for doubtful accounts	(5,459)	(3,680)
Total accounts receivable, net	$289,458	$238,946

Inventory

Inventory consists of the following (in thousands):

	December 28, 2014	December 29, 2013
Raw materials	$70,316	$57,398
Work in process	94,102	70,016
Finished goods	26,726	26,685
Total inventory	$191,144	$154,099

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 28, 2014	December 29, 2013
Leasehold improvements	$143,597	$104,571
Machinery and equipment	192,715	175,340
Computer hardware and software	86,929	73,544
Furniture and fixtures	13,669	10,511
Building	7,670	7,670
Construction in progress	35,421	8,531
Total property and equipment, gross	480,001	380,167
Accumulated depreciation	(214,737)	(177,501)
Total property and equipment, net	$265,264	$202,666

Capital expenditures included accrued expenditures of $14.1 million for the year ended December 28, 2014, which was excluded from the consolidated statements of cash flows. Accrued capital expenditures were immaterial for the years ended December 29, 2013, and December 30, 2012. As of December 28, 2014, $16.5 million of computer software costs were capitalized associated with the Company’s implementation of a new enterprise resource planning software and applications, which are included primarily in construction in progress assets on the consolidated balance sheets. No computer software costs were capitalized as of December 29, 2013.

Goodwill

Changes to the Company’s goodwill balance during the year ended December 28, 2014 and December 29, 2013 are as follows (in thousands):

	December 28, 2014	December 29, 2013
Balance at beginning of period	$723,061	$369,327
Current period acquisition	3,338	353,734
Purchase price allocation adjustments related to prior year acquisitions	(1,495)	—
Balance at end of period	$724,904	$723,061

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Accrued compensation expenses	$112,606	$82,705
Deferred revenue, current portion	75,294	50,834
Acquisition related contingent consideration liability, current portion	44,124	6,719
Accrued taxes payable	38,942	30,435
Customer deposits	20,274	13,569
Reserve for product warranties	15,616	10,407
Facility exit obligation, current portion	3,837	5,570
Other	24,583	18,881
Total accrued liabilities	$335,276	$219,120

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

Acquisitions in 2013

On February 21, 2013, the Company acquired all of the outstanding capital stock of Verinata Health, Inc., a provider of non-invasive tests for the early identification of fetal chromosomal abnormalities. With this acquisition, the Company strengthened its reproductive health product portfolio by gaining access to Verinata’s verifi non-invasive prenatal test (NIPT) as well as what management believes to be the most comprehensive intellectual property portfolio in the NIPT industry.

The contractual price for the acquisition was $350.0 million, plus potential cash payments of up to $100.0 million based on the achievement of certain regulatory and revenue milestones. The aggregate purchase price was determined to be $396.3 million, including total cash payment of $339.3 million, $56.2 million in fair value of the contingent milestone payments, $0.2 million in fair value of converted stock options attributed to pre-combination services, and $0.5 million in loss realized on settlement of preexisting relationships. In connection with the transaction, the Company deposited into escrow $30.0 million of consideration otherwise payable to shareholders of Verinata. This amount was included in the aggregate consideration and was released to shareholders of Verinata in September of 2014. As of December 29, 2013, transaction costs of $3.4 million were expensed as incurred in acquisition related (gain) expense, net.

In conjunction with the acquisition, the Company assumed the Verinata Health, Inc. 2008 Stock Plan and converted, as of the acquisition date, the unvested stock options outstanding under the plan, all of which were in the money, into 0.4 million unvested stock options to purchase Illumina’s common stock, retaining the original vesting schedules. The fair value of all converted options was $18.9 million, $0.2 million of which was attributed to the pre-combination service period and was included in the calculation of purchase price. The remaining fair value is being recognized over the awards’ remaining vesting periods subsequent to the acquisition. The weighted-average acquisition-date fair value of the converted options was determined using the Black-Scholes option pricing model with the following assumptions: (i) market price of $48.36 per share, which was the closing price of Illumina’s common stock on the acquisition date; (ii) weighted average expected term of 2.3 years; (iii) weighted average risk-free interest rate of 0.32%; (iv) weighted average annualized volatility of 42%; and (v) no dividend yield. The weighted average acquisition-date fair value per share of the assumed stock options was $42.63.

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

In conjunction with the acquisition, the Company assumed Verinata’s building lease, for which Verinata was considered the accounting owner of the leased building and as such, recorded the fair value of the building as an asset as of the acquisition date. The building is depreciated over a useful life of 30 years. The Company also recorded the related lease financing obligation as a liability assumed, representing the present value of all remaining building lease payments with an interest rate of 6.0%. The annual future minimum payments, including the balloon payment at the end of the lease for the value of the building to be transferred to the landlord, are $1.0 million for each of the years 2015 and 2016, and $8.4 million for 2017.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2013, the Company also completed acquisitions of Advanced Liquid Logic Inc., a provider of liquid handling solutions, NextBio, a provider of clinical and genomic informatics tools, and another development-stage company. As a result of these transactions, the Company recorded developed technologies of $79.7 million with a weighted average useful life of eight years and goodwill of $124.8 million.

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

Acquisition in 2012

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

Summary of Contingent Compensation Expenses

Contingent compensation expenses recorded as a result of acquisitions consist of the following (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Contingent compensation expense, included in research and development expense	$1,509	$544	$3,419
Contingent compensation expense, included in selling, general and administrative expense	2,756	13,066	5,732
Total contingent compensation expense	$4,265	$13,610	$9,151

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

The Company’s intangible assets, excluding goodwill, include acquired licensed and core technologies, customer relationships, license agreements, and trade name. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.

The following is a summary of the Company’s identifiable intangible assets (in thousands):

	December 28, 2014			December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Licensed technologies	$83,956	$(39,423)	$44,533	$48,361	$(31,927)	$16,434
Core technologies	321,200	(77,493)	243,707	321,700	(45,534)	276,166
Customer relationships	26,461	(12,522)	13,939	26,770	(7,376)	19,394
License agreements	15,042	(4,592)	10,450	18,917	(4,947)	13,970
Trade name	4,700	(2,829)	1,871	11,800	(6,591)	5,209
Total intangible assets, net	$451,359	$(136,859)	$314,500	$427,548	$(96,375)	$331,173

As of December 28, 2014, the remaining weighted-average amortization period for identifiable intangible assets was 8.1 years.

Intangible assets acquired during the year ended December 28, 2014 are as follows (in thousands):

	Weighted-Average Useful Lives (in years)	Gross Carrying Amount
Licensed technologies	4.7	$35,595
Customer relationships	0.5	291
License agreements	7.2	125
Total intangible asset additions		$36,011

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors.

Estimated Annual Amortization
2015	$52,994
2016	47,752
2017	43,276
2018	33,971
2019	30,685
Thereafter	105,822
Total	$314,500

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair Value Measurements

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 28, 2014 and December 29, 2013 (in thousands):

	December 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$431,172	$—	$—	$431,172	$478,755	$—	$—	$478,755
Debt securities in government-sponsored entities	—	51,263	—	51,263	—	82,143	—	82,143
Corporate debt securities	—	500,088	—	500,088	—	341,970	—	341,970
U.S. Treasury securities	150,866	—	—	150,866	29,853	—	—	29,853
Deferred compensation plan assets	—	23,486	—	23,486	—	17,805	—	17,805
Total assets measured at fair value	$582,038	$574,837	$—	$1,156,875	$508,608	$441,918	$—	$950,526
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$44,124	$44,124	$—	$—	$49,480	$49,480
Deferred compensation liability	—	20,310	—	20,310	—	14,957	—	14,957
Total liabilities measured at fair value	$—	$20,310	$44,124	$64,434	$—	$14,957	$49,480	$64,437

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company considers information provided by the Company’s investment accounting and reporting service provider in the measurement of fair value of its debt securities. The investment service provider provides valuation information from an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company’s deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. The Company performs control procedures to corroborate the fair value of its holdings, including comparing valuations obtained from its investment service provider to valuations reported by the Company’s asset custodians, validation of pricing sources and models, and review of key model inputs if necessary.

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in fair value of the contingent considerations during the years ended December 28, 2014, December 29, 2013, and December 30, 2012 were due to changes in the estimated payments and a shorter discounting period.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in estimated fair value of contingent consideration liabilities from January 1, 2012 through December 28, 2014 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2012	$6,638
Acquisition of BlueGnome	7,500
Change in estimated fair value, recorded in acquisition related (gain) expense, net	1,975
Cash payments	(3,594)
Balance as of December 30, 2012	12,519
Additional liability recorded for current period acquisitions	60,184
Change in estimated fair value, recorded in acquisition related (gain) expense, net	(18,784)
Cash payments	(4,439)
Balance as of December 29, 2013	49,480
Change in estimated fair value, recorded in acquisition related (gain) expense, net	(5,356)
Balance as of December 28, 2014	$44,124

6.	Convertible Senior Notes

As of December 28, 2014, the Company had outstanding $320.0 million in principal amount of 0.25% convertible senior notes due March 15, 2016, $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019, and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2019 and 2021 Notes. Neither the 2019 nor the 2021 Notes were convertible as of December 28, 2014 and had no dilutive impact during the year ended December 28, 2014. If the 2019 and 2021 Notes were converted as of December 28, 2014, the if-converted value would not exceed the principal amount.

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

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 and continue to be

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible through March 31, 2015. As such, the remaining 2016 Notes outstanding were classified as current liabilities as of December 28, 2014.

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes. During the years ended December 29, 2013 and December 30, 2012, the 2016 Notes were not convertible. However, as the market price of the Company’s common stock exceeded the conversion price during the last months of 2013, the calculation of dilutive potential common shares outstanding for the year ended December 29, 2013 reflects the dilutive impact from the 2016 Notes. The 2016 Notes had no dilutive impact for the year ended December 30, 2012. If the 2016 Notes were converted as of December 28, 2014, the if-converted value would exceed the principal amount by $393.3 million.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.625% Convertible Senior Notes due 2014

In 2007, the Company issued $400.0 million principal amount of 0.625% convertible senior notes due 2014 (2014 Notes). The Company pays 0.625% interest per annum on the principal amount of the 2014 Notes semi-annually in arrears in cash on February 15 and August 15 of each year. The 2014 Notes matured on February 15, 2014. The effective interest rate of the liability component was estimated to be 8.3%.

The Company entered into hedge transactions concurrently with the issuance of the 2014 Notes under which the Company was entitled to purchase up to approximately 18.3 million shares of the Company’s common stock at a strike price of approximately $21.83 per share, subject to adjustment. The convertible note hedge transactions had the effect of reducing dilution to the Company’s stockholders upon conversion of the 2014 Notes. Also concurrently with the issuance of the 2014 Notes, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to approximately 18.3 million shares of the Company’s common stock at a strike price of $31.435 per share, subject to adjustment. The proceeds from these warrants partially offset the cost to the Company of the convertible note hedge transactions.

The 2014 Notes were convertible into cash and shares of the Company’s common stock in various prior periods and became convertible again from April 1, 2012 through, and including, February 12, 2014, by which date all notes were converted. In all cases of conversions of the 2014 Notes, the principal amount converted was repaid with cash and the excess of the conversion value over the principal amount was paid in shares of common stock. The equity dilution resulting from the issuance of common stock related to the conversion of the 2014 Notes was offset by repurchase of the same amount of shares under the convertible note hedge transactions, which were automatically exercised in accordance with their terms at the time of each conversion. Accordingly, the hedge transactions terminated concomitant with the conversions of the 2014 Notes.

As a result of the conversions during the year ended December 28, 2014, the Company recorded losses on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement dates. To measure the fair value of the converted notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.

The following table summarizes information about the conversion of the 2014 Notes during the year ended December 28, 2014 (in thousands):

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

	December 28, 2014	December 29, 2013
Principal amount of convertible notes outstanding	$1,470,027	$949,570
Unamortized discount of liability component	(178,991)	(80,977)
Net carrying amount of liability component	1,291,036	868,593
Less: current portion	(304,256)	(29,288)
Long-term debt	$986,780	$839,305
Conversion option subject to cash settlement	—	$282
Carrying value of equity component, net of issuance costs	$215,283	$274,304
Fair value of outstanding notes	$2,021,750	$1,428,743
Weighted average remaining amortization period of discount on the liability component	5.2 years	2.2 years

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments

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

On December 30, 2014, the Company entered into a lease agreement, under the terms of which the Company will lease certain office buildings to be constructed at 200-800 Lincoln Centre Drive, Foster City, California, consisting of approximately 360,000 rentable square feet. In addition, the Company has the right to further expand the premises and lease an additional office building that may be built at this facility (the "Expansion Building"). The lease is for a period of 16 years (the "Initial Term") with a target commencement date of July 1, 2017. The Company has three five-year options to extend the lease. The aggregate rent during the Initial Term of the lease is expected to be approximately $204.0 million, but not including the Expansion Building.  The future minimum payments under this lease is not included in the table below. In addition to rent, the lease requires the Company to pay certain taxes, insurance, and operating costs relating to the leased buildings.

During 2013, the Company entered into an agreement to sublease sections of its former headquarters. The sublease has an initial term of approximately ten years. In conjunction with the sublease, the Company issued a letter of credit in the amount of $8.0 million, which will decrease ratably to zero over the term of the sublease. As of December 28, 2014, the letter of credit carried a balance of $7.2 million.

Annual future minimum payments under operating leases as of December 28, 2014 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases
2015	$35,210	$(2,900)	$32,310
2016	38,892	(2,924)	35,968
2017	37,064	(2,708)	34,356
2018	37,747	(2,789)	34,958
2019	39,656	(2,873)	36,783
Thereafter	415,052	(11,837)	403,215
Total minimum lease payments	$603,621	$(26,031)	$577,590

Rent expense was $33.2 million, $28.1 million, and $21.4 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded facility exit obligations upon vacating its former headquarters in 2011. Changes in the facility exit obligation from January 1, 2012 through December 28, 2014 are as follows (in thousands):

Facility Exit Obligation
Balance as of January 1, 2012:	$25,049
Adjustment to facility exit obligation	24,878
Accretion of interest expense	2,129
Cash payments	(6,704)
Balance as of December 30, 2012	45,352
Adjustment to facility exit obligation	(114)
Accretion of interest expense	2,738
Cash payments	(9,758)
Balance as of December 29, 2013	38,218
Adjustment to facility exit obligation	2,555
Accretion of interest expense	2,638
Cash payments	(5,711)
Balance as of December 28, 2014	$37,700

Licensing Agreements

In the normal course of its business, the Company enters, from time to time, into licensing agreements under which the Company commits to certain minimum royalty payments, some of which are subject to adjustment. Such licensing agreements may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual future minimum royalty payments under the Company’s licensing agreements as of December 28, 2014 are as follows (in thousands):

Minimum Payments
2015	$8,650
2016	12,470
2017	13,500
2018	18,475
2019	23,480
Thereafter	23,550
Total minimum royalty payments	$100,125

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties

Changes in the Company’s reserve for product warranties from January 1, 2012 through December 28, 2014 are as follows (in thousands):

Warranty Reserve
Balance as of January 1, 2012	$11,966
Additions charged to cost of revenue	17,279
Repairs and replacements	(19,109)
Balance as of December 30, 2012	10,136
Additions charged to cost of revenue	15,674
Repairs and replacements	(15,403)
Balance as of December 29, 2013	10,407
Additions charged to cost of revenue	24,150
Repairs and replacements	(18,941)
Balance as of December 28, 2014	$15,616

8.	Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cost of product revenue	$9,451	$6,223	$7,575
Cost of service and other revenue	1,204	777	461
Research and development	50,880	37,439	30,879
Selling, general and administrative	91,016	61,387	55,409
Share-based compensation expense before taxes	152,551	105,826	94,324
Related income tax benefits	(44,194)	(32,819)	(30,759)
Share-based compensation expense, net of taxes	$108,357	$73,007	$63,565

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted and for stock purchased under the ESPP are as follows:

Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Stock options granted:
Risk-free interest rate	—	0.14 - 1.86%	0.56 - 0.93%
Expected volatility	—	30 - 44%	41 - 48%
Expected term	—	0.8 - 9.4 years	4.0 - 6.6 years
Expected dividends	—	—	—
Weighted-average grant-date fair value per share	—	$40.66	$15.47

Stock purchased under the ESPP:
Risk-free interest rate	0.05 - 0.13%	0.08 - 0.15%	0.09 - 0.17%
Expected volatility	38% - 41%	31 - 32%	33 - 64%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	—	—	—
Weighted-average grant-date fair value per share	$44.64	$19.30	$16.45

As of December 28, 2014, approximately $280.6 million of total unrecognized compensation cost related to stock options, restricted stock, and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 2.1 years.

9.	Stockholders’ Equity

The Company’s 2005 Stock and Incentive Plan (the 2005 Stock Plan), 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan), the Verinata Health, Inc. 2008 Stock Plan (the 2008 Stock Plan), and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. During the year ended December 29, 2013, the stockholders ratified an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2005 Stock Plan by 5.0 million shares. As of December 28, 2014, approximately 5.3 million shares remained available for future grants under the 2005 Stock Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s stock option activity under all stock option plans from January 1, 2012 through December 28, 2014 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at January 1, 2012	10,378	$29.69
Granted	251	$40.79
Exercised	(2,071)	$20.34
Cancelled	(207)	$39.18
Outstanding at December 30, 2012	8,351	$32.10
Granted	512	$14.74
Exercised	(3,006)	$27.70
Cancelled	(133)	$41.80
Outstanding at December 29, 2013	5,724	$32.64
Exercised	(2,478)	$29.93
Cancelled	(35)	$31.73
Outstanding at December 28, 2014	3,211	$34.74

At December 28, 2014, outstanding options to purchase 2.9 million shares were exercisable with a weighted-average per share exercise price of $35.94. The weighted-average remaining life of options outstanding and exercisable is 4.3 years and 4.1 years, respectively, as of December 28, 2014.

The aggregate intrinsic value of options outstanding and options exercisable as of December 28, 2014 was $492.8 million and $444.2 million, respectively. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $188.20 as of December 26, 2014, and the exercise price. Total intrinsic value of options exercised was $330.5 million, $141.7 million, and $60.6 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively. Total fair value of options vested was $17.2 million, $24.0 million, and $31.9 million for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

Restricted Stock

The Company issues restricted stock units (RSU), restricted stock awards (RSA), and performance stock units (PSU). The Company grants RSU and PSU pursuant to its 2005 Stock and Incentive Plan and 2008 Stock Plan. RSU are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. For grants to new hires prior to July 2011 and for grants to existing employees, RSU generally vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date, and 35% on the fourth anniversary of the grant date. For grants to new hires subsequent to July 2011, RSU generally vest over a four-year period with equal vesting on anniversaries of the grant date. The Company satisfies RSU vesting through the issuance of new shares. The Company issues PSU for which the number of shares issuable at the end of a three-year performance period can reach up to 150% of the shares approved in the award based on the Company’s performance relative to specified earnings per share targets.

The Company also issues RSA that are released based on service related vesting conditions. RSA may be issued from the Company’s treasury stock or granted pursuant to the Company’s 2005 Stock and Incentive Plan.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock activity and related information from January 1, 2012 through December 28, 2014 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at January 1, 2012	230	3,476	—	$65.95	$41.87	—
Awarded	312	1,640	599	$47.91	$48.52	$49.66
Vested	(77)	(1,062)	—	$65.95	$38.48	—
Cancelled	—	(394)	(12)	—	$45.05	$50.54
Outstanding at December 30, 2012	465	3,660	587	$53.84	$45.49	$49.64
Awarded	—	1,532	584	—	$77.53	$59.16
Vested	(217)	(1,308)	—	$54.27	$42.97	—
Cancelled	—	(256)	(70)	—	$49.24	$50.42
Outstanding at December 29, 2013	248	3,628	1,101	$53.46	$59.66	$54.64
Awarded	—	780	968	—	$172.53	$104.52
Vested	(140)	(1,383)	(753)	$47.90	$55.44	$49.52
Cancelled	—	(184)	(59)	—	$65.09	$52.87
Outstanding at December 28, 2014	108	2,841	1,257	$56.62	$92.35	$96.21

Pre-tax intrinsic values and total fair value of vested restricted stock are as follows (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Pre-tax intrinsic value of outstanding restricted stock:
RSA	$20,321	$27,384	$25,437
RSU	$534,708	$400,421	$200,383
PSU	$236,606	$121,555	$32,149

Fair value of restricted stock vested:
RSA	$6,712	$11,750	$5,039
RSU	$76,646	$56,212	$40,870
PSU	$37,313	—	—

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

The ESPP provides for annual increases of shares available for issuance by the lesser of 3% of the number of outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, 3.0 million shares, or such lesser amount as determined by the Company’s board of directors. Approximately 0.3 million, 0.4 million, and 0.3 million shares were issued under the ESPP during the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively. As of December 28, 2014 and December 29, 2013, there were approximately 14.7 million and 15.0 million shares available for issuance under the ESPP, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In connection with the offering of the Company’s 2014 Notes, the Company sold warrants to purchase 18.3 million shares of common stock to counterparties to the convertible note hedge transactions. The warrants have an exercise price of $31.435 per share, and the proceeds from the sale of such warrants were used by the Company to partially offset the cost of the transactions. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash. The remaining warrants were exercised in full during the year ended December 28, 2014.

Share Repurchases

During the years ended December 28, 2014, December 29, 2013, and December 30, 2012, the Company repurchased approximately 1.5 million shares for $237.2 million, 0.9 million shares for $50.0 million, and 1.9 million shares for $82.5 million, respectively.

In April 2012, the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. Authorizations to repurchase up to an additional $130.4 million of its common stock remained as of December 28, 2014.

Stockholder Rights Plan

In connection with the unsolicited tender offer by Roche (refer to note “15. Unsolicited Tender Offer”), on January 25, 2012, the Company’s Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of the Company’s common stock. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (Preferred Shares), at a price of $275.00 per one thousandth of a Preferred Share, subject to adjustment. The Rights were not exercisable until such time that the Board of Directors determined to eliminate its deferral of the date on which separate Rights certificates are issued and the Rights traded separately from the Company’s common stock (Distribution Date). If a person or group (triggering party) acquired 15% or more of the Company’s outstanding common stock, each Right would have entitled holders other than the triggering party to purchase, at the exercise price of the Right, a number of shares of common stock having a market value of two times the exercise price of the Right. If the Company was acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right would have entitled holders other than the triggering party to purchase, at the Right’s then-current exercise price, a number of common shares of the acquiring company that at the time of such transaction have a market value of two times the exercise price of the Right. The Board of Directors would have been entitled to redeem the Rights at a price of $0.001 per Right at any time before the Distribution Date. The Board of Directors would have been entitled to exchange the Rights at an exchange ratio per Right of one share of common stock after any person acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, and prior to the acquisition of 50% or more of the Company’s outstanding common stock. In 2013, the expiration date was amended to March 27, 2013, from January 26, 2017, and the Rights expired accordingly.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Syntrix

On November 24, 2010, Syntrix Biosystems, Inc. (“Syntrix”) filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. On January 30, 2013, the Court granted the Company’s motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the Court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the Court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on September 16, 2019. On December 3, 2013, the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit challenging the Final Amended Judgment. On December 16, 2013, Syntrix cross appealed the Court’s dismissal of its trade secret claims and denial of its willfulness claim. For the year ended December 29, 2013, the Company recorded total charges of $132.9 million related to this matter, $114.6 million of which was recorded within operating expenses, with the remainder recorded to cost of sales.

On November 14, 2014, the Company entered into a Settlement and License Agreement with Syntrix and its sole shareholders, John A. Zebala and Amy Zebala, that settled all claims in the litigation. Pursuant to the terms of the Settlement and License Agreement, the Company paid Syntrix a one-time payment of $70.0 million in exchange for a release of past damages claimed and a fully paid-up exclusive license to U.S. Patent No. 6,951,682.  None of the parties made any admission of liability in entering into the Settlement and License Agreement. On November 19, 2014, the Court dismissed the litigation with prejudice and vacated the judgment against the Company. The Company allocated the $70.0 million payment on relative fair value basis, resulting in $29.5 million capitalized as an intangible asset for the value of the exclusive license, which is amortized over a period of 4.8 years on a straight-line basis, and the remaining $40.5 million to the release of past damages claimed. The fair value of license and past damages was estimated using a discounted cash flow model, and is considered to be a Level 3 measurement.

As of September 28, 2014, the Company had accrued $148.8 million for damages and interest awarded to Syntrix. The settlement of the litigation resulted in a gain of $109.4 million, calculated as the difference between the accrual released and the amount of payment allocated to the release of past damages claimed. $27.3 million of the total gain was recorded as reversal of cost of sales, reflecting a true-up of historical royalty expenses to the effective royalty rate. The remaining gain of $82.1 million was recorded as a legal contingency gain in operating expenses. In conjunction with the settlement, a $33.5 million deposit with the Court, which was reported in prepaid expenses, was released.

Sequenom

On December 2, 2014, the Company and its subsidiary Verinata Health, Inc. entered into a series of agreements with Sequenom, Inc. (“Sequenom”), its subsidiary Sequenom Center for Molecular Medicine LLC (“Sequenom LLC”), and Chinese University of Hong Kong (“CUHK”), and an agreement with the Trustees of Leland Stanford University (“Stanford”), that, together, (1) settled a patent litigation pending in the United States District Court for the Northern District of California (the “District Court”) between Verinata and Stanford, on the one hand, and Sequenom, Sequenom LLC, and Isis Innovation Limited (“Isis”), on the other hand, (2) requested remand of certain claims and counterclaims of Sequenom, Isis, Verinata, and Stanford from the appeal pending in the United States Court of Appeals for the Federal Circuit of a second patent litigation pending in District Court in order to seek to vacate an order related to those claims and dismiss them, and (3) settled an inter partes review related to a United States Patent No. 8,195,415, assigned to Stanford and licensed to Verinata.

As part of the settlement, the Company and Sequenom have entered into a Pooled Patents Agreement and related sublicense agreements whereby (1) Sequenom granted Illumina a worldwide license to patents directed to Non-Invasive Prenatal Testing (“NIPT”) for Laboratory Developed Testing (“LDT”) and In-Vitro Diagnostic (“IVD”) products, which license is exclusive in the LDT field, except with respect to certain patents formerly owned by Isis, in which case it is non-exclusive, and (2) Illumina (and Verinata in some cases) granted a worldwide non-exclusive license to Sequenom under Illumina-owned and in-licensed NIPT-related patents for Sequenom to continue its business related to NIPT LDT (the patents owned or in-licensed by either the Company or Sequenom that fall under the Pooled Patents Agreement are the “Pooled Patents”). The Company also assumed, by novation, amended exclusive patent licenses from CUHK to Sequenom and entered into several

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new exclusive in-license agreements with CUHK related to CUHK patents directed to NIPT, and granted to Sequenom non-exclusive sublicenses under the Company’s license agreements with CUHK, Stanford, and General Hospital Corporation for Sequenom to practice NIPT LDT. The Company and Sequenom also extended, amended, and restated their current supply agreement under which Sequenom purchases from the Company equipment and supplies for NIPT LDT and other clinical fields, and entered into a separate agreement whereby Sequenom transferred to the Company certain clinical samples and data useful in the development of NIPT IVD.

As consideration for the foregoing settlement arrangements, the Company agreed to pay Sequenom an aggregate of $50.0 million, as well as to pay royalties to Sequenom for sales of NIPT IVD products. The Company and Sequenom also agreed to share revenues received for exploitation of the Pooled Patents in NIPT LDT. None of the parties made any admission of liability in entering into these arrangements. The parties filed certain stipulated motions with the Federal Circuit and District Court to vacate and dismiss the associated claims and counterclaims with prejudice, which motions have been granted by the respective courts.

The Company considered whether the elements received represented identifiable benefits that were sufficiently separable from the products it sells to Sequenom, and considered whether the value of these benefits could be reasonably estimated. The Company identified the legal settlement, clinical samples, the IVD and LDT patent rights as elements. The Company used a discounted cash flow analysis to estimate the value of the patent rights, replacement cost to value the samples, and an assumed royalty rate on historical sales for the legal settlement. These fair value estimates are considered Level 3 measurements. The Company determined that the aggregate fair value of the benefits received exceeded the consideration paid and allocated the $50.0 million payment to the various elements on a relative fair value basis. This resulted in $48.8 million allocated to the samples and patent rights transferred to Illumina, which were expensed in research and development expenses due to lack of alternative future use.  The remaining $1.2 million was recorded as a legal contingency charge in operating expenses.

11.	Income Taxes

The income before income taxes summarized by region is as follows (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
United States	$176,974	$(53,703)	$102,296
Foreign	271,784	213,017	120,312
Total income before income taxes	$448,758	$159,314	$222,608

The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Current:
Federal	$60,984	$78,419	$57,285
State	12,381	8,854	10,121
Foreign	41,815	39,416	31,504
Total current provision	115,180	126,689	98,910
Deferred:
Federal	(3,191)	(69,102)	(7,724)
State	(4,974)	(15,222)	(7,708)
Foreign	(11,608)	(8,359)	(12,124)
Total deferred benefit	(19,773)	(92,683)	(27,556)
Total tax provision	$95,407	$34,006	$71,354

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Tax at federal statutory rate	$157,065	$55,760	$77,913
State, net of federal benefit	5,023	647	4,056
Research and other credits	(16,144)	(10,977)	(2,613)
Change in valuation allowance	(4,212)	10,544	(37)
Change in fair value of contingent consideration	(1,321)	(3,859)	—
Impact of foreign operations	(42,215)	(18,006)	(11,470)
Other	(2,789)	(103)	3,505
Total tax provision	$95,407	$34,006	$71,354

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 35%. The most significant tax benefits from foreign operations were from the Company’s earnings in Singapore and the United Kingdom, which had statutory tax rates of 17% and 21.5%, respectively, in the year ended December 28, 2014. The impact of foreign operations also includes the U.S. foreign tax credit impact of non-U.S. earnings and uncertain tax positions related to foreign items.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets:
Net operating losses	$47,738	$66,969
Tax credits	32,192	36,277
Other accruals and reserves	41,676	86,716
Stock compensation	54,570	36,728
Deferred rent	25,975	16,823
Inventory adjustments	12,003	9,034
Other amortization	28,203	9,571
Other	24,045	18,244
Total gross deferred tax assets	266,402	280,362
Valuation allowance on deferred tax assets	(15,191)	(19,132)
Total deferred tax assets	251,211	261,230
Deferred tax liabilities:
Purchased intangible amortization	(85,612)	(98,671)
Convertible debt	(61,383)	(27,821)
Property and equipment	(16,521)	(13,311)
Other	(1,670)	(6,349)
Total deferred tax liabilities	(165,186)	(146,152)
Net deferred tax assets	$86,025	$115,078

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Based on the available evidence as of December 28, 2014, the Company was not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, the Company recorded a valuation allowance of $15.2 million against certain U.S. deferred tax assets.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 28, 2014, the valuation allowance decreased by $3.9 million, primarily due to a $10.4 million decrease in the provision for income taxes related to foreign tax credits utilized in the U.S., offset by a $6.0 million increase in the provision for income taxes related to state research and development credits generated in the current year.

As of December 28, 2014, the Company had net operating loss carryforwards for federal and state tax purposes of $163.6 million and $295.0 million, respectively, which will begin to expire in 2020 and 2015, respectively, unless utilized prior. The Company also had federal and state tax credit carryforwards of $15.3 million and $63.7 million, respectively, which will begin to expire in 2024 and 2019, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 28, 2014 are net of any previous limitations due to Section 382 and 383.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During the year ended December 28, 2014, the Company realized $126.5 million of such excess tax benefits, and accordingly recorded a corresponding credit to additional paid-in capital. As of December 28, 2014, the Company had $36.8 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

The Company’s manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2018. For the year ended December 28, 2014, these tax holidays and incentives resulted in a $15.6 million decrease to the provision for income taxes and an increase in net income per diluted share of $0.10.

It is the Company’s intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital to support and expand existing operations outside the United States. Accordingly, residual U.S. income taxes have not been provided on $395.6 million of undistributed earnings of foreign subsidiaries as of December 28, 2014. In the event the Company was required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.

The following table summarizes the gross amount of the Company’s uncertain tax positions (in thousands):

	December 28, 2014	December 29, 2013	December 30, 2012
Balance at beginning of year	$49,046	$37,585	$28,396
Increases related to prior year tax positions	426	4,794	2,573
Decreases related to prior year tax positions	(804)	(223)	(69)
Increases related to current year tax positions	8,756	7,503	6,685
Decreases related to lapse of statute of limitations	(5,336)	(613)	—
Balance at end of year	$52,088	$49,046	$37,585

Included in the balance of uncertain tax positions as of December 28, 2014, and December 29, 2013, were $42.6 million and $40.1 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. The Company recognized expense of $0.7 million, $1.0 million, and $0.8 million, related to potential interest and penalties on uncertain tax positions during the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively. The Company recorded a liability for potential interest and penalties of $4.4 million and $3.5 million as of December 28, 2014 and December 29, 2013, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently under examination by the IRS for tax year 2011. The IRS has not yet proposed any adjustments to the filed return. Tax years 1997 to 2014 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax. Given the uncertainty of potential adjustments from the current examination as well as the impact of the current examination on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be determined given the number of matters being examined and the number of years that are potentially subject to examination.

12.	Employee Benefit Plans

Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees in the United States. Company contributions to the plan are discretionary. During the years ended December 28, 2014, December 29, 2013, and December 30, 2012, the Company made matching contributions of $9.5 million, $7.0 million, and $5.5 million, respectively.

Deferred Compensation Plan

The Company adopted the Illumina, Inc. Deferred Compensation Plan (the Plan) that became effective January 1, 2008. The Company’s senior level employees can contribute up to 80% of their base salary and 100% of their variable cash compensation. Members of the board of directors can contribute up to 100% of their director fees and equity awards. The Company has agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, the Company may also make employer contributions to participant accounts in any amount determined by the Company. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death or retirement or a change in control of the Company. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with the Company for any reason or at a later date to comply with the restrictions of Section 409A. As of December 28, 2014, no employer contributions were made to the Plan.

In January 2008, the Company also established a rabbi trust for the benefit of the participants under the Plan. In accordance with authoritative guidance related to consolidation of variable interest entities and accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of December 28, 2014 and December 29, 2013, the assets of the trust were $23.5 million and $17.8 million, respectively, and liabilities of the Company were $20.3 million and $15.0 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other (expense) income, net in the consolidated statements of income, and changes in the values of the deferred compensation liabilities are recorded in cost of sales or operating expenses.

13.	Segment Information, Geographic Data, and Significant Customers

The Company had revenue in the following regions for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 (in thousands):

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
United States	$950,703	$714,662	$568,443
Europe	466,536	354,682	291,404
Asia-Pacific	342,702	276,442	232,498
Other markets	101,417	75,392	56,171
Total	$1,861,358	$1,421,178	$1,148,516

Revenues are attributable to geographic areas based on the region of destination.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of our product sales consist of consumables and instruments. For the years ended December 28, 2014, December 29, 2013, and December 30, 2012, consumable sales represented 56%, 62%, and 64%, respectively, of total revenues and instrument sales comprised 30%, 26%, and 27%, respectively, of total revenues. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, hospitals, and reference laboratories, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic, and consumer genomics companies. The Company had no customers that provided more than 10% of total revenue in the years ended December 28, 2014, December 29, 2013, and December 30, 2012.

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. The Company had net long-lived assets consisting of property and equipment in the following regions as of December 28, 2014 and December 29, 2013 (in thousands):

	December 28, 2014	December 29, 2013
United States	$204,717	$150,470
United Kingdom	31,965	24,122
Singapore	22,326	21,311
Other countries	6,256	6,763
Total	$265,264	$202,666

14.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for fiscal years 2014 and 2013 ended December 28, 2014 and December 29, 2013 were 13 weeks. Summarized quarterly data for fiscal years 2014 and 2013 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Total revenue	$420,781	$447,568	$480,630	$512,379
Gross profit	$278,292	$300,540	$333,941	$384,937
Net income	$59,977	$46,605	$93,489	$153,280
Net income per share, basic	$0.47	$0.36	$0.66	$1.08
Net income per share, diluted	$0.40	$0.31	$0.63	$1.03
2013
Total revenue	$330,958	$346,094	$356,800	$387,326
Gross profit	$219,292	$223,409	$209,940	$259,246
Net (loss) income	$(22,587)	$35,877	$31,357	$80,661
Net (loss) income per share, basic	$(0.18)	$0.29	$0.25	$0.64
Net (loss) income per share, diluted	$(0.18)	$0.26	$0.22	$0.56

ITEM 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2014 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2014. The effectiveness of our internal control over financial reporting as of December 28, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

We have audited Illumina, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Illumina, Inc. as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2014 of Illumina, Inc. and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
February 17, 2015

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

(b) Identification of Executive Officers. Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

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

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

ITEM 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 26, 2015.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:  See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule:  See “Schedule II — Valuation and Qualifying Accounts and Reserves” in this section of this Form 10-K.

3. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expenses/(Reductions from) Revenue(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year ended December 28, 2014
Allowance for doubtful accounts	$3,680	1,870	(91)	$5,459
Year ended December 29, 2013
Allowance for doubtful accounts	$4,280	(422)	(178)	$3,680
Year ended December 30, 2012
Allowance for doubtful accounts	$3,997	2,191	(1,908)	$4,280
_______________________________________

(1)	Additions to and reductions from allowance for doubtful accounts are recorded to selling, general and administrative expense.

(2)	Deductions for allowance for doubtful accounts are for accounts receivable written off.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger by and among Illumina, Inc., TP Corporation, Verinata Health, Inc. and Shareholder Representative Services LLC (as the Stockholder Representative), dated as of January 6, 2013	10-K	000-35406	2.1	2/15/2013
3.1	Amended and Restated Certificate of Incorporation	8-K	000-30361	3.1	9/23/2008
3.2	Amended and Restated Bylaws	8-K	000-30361	3.1	11/5/2014
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0.25% Convertible Senior Notes due 2016, dated as of March 18, 2011, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	000-30361	4.1	5/4/2011
4.3	Indenture related to the 0% Convertible Senior Notes due 2019, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-30361	4.1	6/11/2014
4.4	Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-30361	4.2	6/11/2014
4.5	First Supplemental Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of August 27, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	000-30361	4.1	10/29/2014
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through February 2, 2012	10-K	000-30361	10.4	2/24/2012
+10.5	2005 Stock and Incentive Plan, as amended and restated through May 29, 2013	S-8	333-190322	4.5	8/2/2013
+10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	000-30361	10.6	2/24/2012
+10.7	Form of Stock Option Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	000-30361	10.7	2/24/2012
+10.8	Form of Restricted Stock Unit Agreement for Employees under 2005 Stock and Incentive Plan	10-K	000-30361	10.8	2/24/2012

INDEX TO EXHIBITS — (Continued)

+10.9	Form of Stock Option Agreement for Employees under 2005 Stock and Incentive Plan	10-K	000-30361	10.9	2/24/2012
+10.10	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.11	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.12	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.13	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.14	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.15	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.16	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
10.17	License Agreement, dated June 24, 2002, between Dade Behring Marburg GmbH and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.23	3/2/2004
10.18	Non-exclusive License Agreement, dated January 24, 2002, between Amersham Biosciences Corp. and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.24	3/2/2004
10.19	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.20	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.21	Settlement and Release Agreement between Affymetrix, Inc. and Illumina, dated January 9, 2008	10-K	000-30361	10.44	2/26/2008
10.22	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	000-30361	10.1	5/3/2012
10.23	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina					X
10.24	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina					X
+10.25	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.26	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014					X
10.27	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)					X
21.1	Subsidiaries of Illumina					X

INDEX TO EXHIBITS — (Continued)

23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
_______________________________________

+	Management contract or corporate plan or arrangement

Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2015.

ILLUMINA, INC.

By	/s/ JAY T. FLATLEY
Jay T. Flatley Chief Executive Officer

February 17, 2015
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

/s/ JAY T. FLATLEY	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2015
Jay T. Flatley

/s/ MARC A. STAPLEY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Marc A. Stapley

/s/ MICHEL BOUCHARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2015
Michel Bouchard

/s/ WILLIAM H. RASTETTER	Chairman of the Board of Directors	February 17, 2015
William H. Rastetter

/s/ FRANCIS A. DESOUZA	President and Director	February 17, 2015
Francis A. deSouza

/s/ A. BLAINE BOWMAN	Director	February 17, 2015
A. Blaine Bowman

/s/ DANIEL M. BRADBURY	Director	February 17, 2015
Daniel M. Bradbury

/s/ KARIN EASTHAM	Director	February 17, 2015
Karin Eastham

/s/ ROBERT S. EPSTEIN	Director	February 17, 2015
Robert S. Epstein

	Director	February 17, 2015
Gerald Möller

/s/ JEFF HUBER	Director	February 17, 2015
Jeff Huber

/s/ DAVID R. WALT	Director	February 17, 2015
David R. Walt

/s/ ROY WHITFIELD	Director	February 17, 2015
Roy Whitfield