Form 10-Q
period 2015-03-29
ILLUMINA INC
filed 2015-05-01
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2015

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

As of April 10, 2015, there were 144.1 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2015	December 28, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$533,537	$636,154
Short-term investments	832,952	702,217
Accounts receivable, net	350,044	289,458
Inventory	205,184	191,144
Deferred tax assets, current portion	49,105	40,786
Prepaid expenses and other current assets	89,459	29,844
Total current assets	2,060,281	1,889,603
Property and equipment, net	280,628	265,264
Goodwill	724,904	724,904
Intangible assets, net	301,302	314,500
Deferred tax assets, long-term portion	63,122	49,848
Other assets	68,856	95,521
Total assets	$3,499,093	$3,339,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,674	$82,626
Accrued liabilities	296,150	335,276
Long-term debt, current portion	307,427	304,256
Total current liabilities	710,251	722,158
Long-term debt	993,777	986,780
Other long-term liabilities	171,739	167,904
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,823	1,805
Additional paid-in capital	2,311,970	2,172,940
Accumulated other comprehensive income (loss)	2,334	(1,080)
Retained earnings	697,864	561,206
Treasury stock, at cost	(1,390,665)	(1,272,073)
Total stockholders’ equity	1,623,326	1,462,798
Total liabilities and stockholders’ equity	$3,499,093	$3,339,640
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue:
Product revenue	$459,127	$362,211
Service and other revenue	79,438	58,570
Total revenue	538,565	420,781
Cost of revenue:
Cost of product revenue	119,624	111,441
Cost of service and other revenue	32,529	21,513
Amortization of acquired intangible assets	11,385	9,535
Total cost of revenue	163,538	142,489
Gross profit	375,027	278,292
Operating expense:
Research and development	91,772	77,041
Selling, general and administrative	116,317	109,573
Acquisition related gain, net	(9,887)	(1,013)
Headquarter relocation	699	595
Total operating expense	198,901	186,196
Income from operations	176,126	92,096
Other income (expense):
Interest income	1,693	956
Interest expense	(11,164)	(9,743)
Cost-method investment gain, net	12,582	—
Other (expense) income, net	(1,191)	479
Total other income (expense), net	1,920	(8,308)
Income before income taxes	178,046	83,788
Provision for income taxes	41,388	23,811
Net income	$136,658	$59,977
Net income per basic share	$0.95	$0.47
Net income per diluted share	$0.92	$0.40
Shares used in calculating basic net income per share	143,771	128,146
Shares used in calculating diluted net income per share	148,683	150,619
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net income	$136,658	$59,977
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	3,414	(26)
Total comprehensive income	$140,072	$59,951
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$136,658	$59,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,754	14,593
Amortization of intangible assets	13,348	13,814
Share-based compensation expense	31,918	33,424
Accretion of debt discount	10,169	8,992
Contingent compensation expense	—	2,417
Incremental tax benefit related to share-based compensation	(76,445)	(50,528)
Deferred income taxes	53,452	33,943
Change in fair value of contingent consideration	(9,887)	(1,760)
Change in estimated cease-use loss	699	—
Cost-method investment gain, net	(12,582)	—
Other	556	(636)
Changes in operating assets and liabilities:
Accounts receivable	(59,474)	(52,156)
Inventory	(14,044)	(9,991)
Prepaid expenses and other current assets	(1,157)	125
Other assets	(2,530)	(8,972)
Accounts payable	28,867	10,060
Accrued liabilities	(51,044)	(23,147)
Accrued legal contingencies	—	5,847
Other long-term liabilities	1,521	1,085
Net cash provided by operating activities	66,779	37,087
Cash flows from investing activities:
Purchases of available-for-sale securities	(325,383)	(253,255)
Sales of available-for-sale securities	152,156	89,030
Maturities of available-for-sale securities	42,564	44,075
Net sales proceeds from (purchases of) strategic investments	13,067	(4,600)
Purchases of property and equipment	(36,551)	(19,012)
Cash paid for intangible assets	—	(625)
Net cash used in investing activities	(154,147)	(144,387)
Cash flows from financing activities:
Payments on financing obligations	(114)	(29,654)
Incremental tax benefit related to share-based compensation	76,445	50,528
Common stock repurchases	(34,753)	(130,017)
Taxes paid related to net share settlement of equity awards	(83,839)	(8,826)
Proceeds from issuance of common stock	29,727	32,045
Net cash used in financing activities	(12,534)	(85,924)
Effect of exchange rate changes on cash and cash equivalents	(2,715)	100
Net decrease in cash and cash equivalents	(102,617)	(193,124)
Cash and cash equivalents at beginning of period	636,154	711,637
Cash and cash equivalents at end of period	$533,537	$518,513

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, from which the balance sheet information herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended March 29, 2015 and March 30, 2014 were both 13 weeks.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for the Company beginning in the first quarter of 2016. The Company is currently evaluating the impact of the ASU 2015-02 on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of 2017 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. The Company enters into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other assets or other liabilities and are not designated as hedging instruments. Changes in the value of the derivative are recognized in other expense, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of March 29, 2015, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of March 29, 2015 and December 28, 2014, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $69.9 million and $61.0 million, respectively.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. The Company occasionally offers discounts on newly introduced products to recent customers of existing products. These promotions sometimes involve the trade-in of existing products in exchange for a discount on new products. Where applicable, the Company defers a portion of revenue on the sales of existing products in recognition of the promotional discounts until the delivery of new products. All revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Weighted average shares outstanding	143,771	128,146
Effect of potentially dilutive common shares from:
Convertible senior notes	2,177	5,518
Equity awards	2,735	4,816
Warrants	—	12,139
Weighted average shares used in calculation of diluted net income per share	148,683	150,619
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3	124

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	March 29, 2015				December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$53,975	$16	$(13)	$53,978	$51,308	$10	$(55)	$51,263
Corporate debt securities	587,346	340	(416)	587,270	502,924	46	(2,882)	500,088
U.S. Treasury securities	191,487	263	(46)	191,704	151,255	5	(394)	150,866
Total available-for-sale securities	$832,808	$619	$(475)	$832,952	$705,487	$61	$(3,331)	$702,217

As of March 29, 2015, the Company had 291 available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. There were no material impairments considered other-than-temporary as it is more likely than not the Company will hold the securities until maturity or the recovery of the cost basis.

The following table shows the fair values and the gross unrealized losses of such available-for-sale securities that were in an unrealized loss position for less than twelve months as of March 29, 2015 and December 28, 2014, aggregated by investment category (in thousands):

	March 29, 2015		December 28, 2014
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debt securities in government sponsored entities	$31,068	$(13)	$36,084	$(55)
Corporate debt securities	298,212	(416)	428,078	(2,882)
U.S. Treasury securities	84,323	(46)	143,755	(394)
Total	$413,603	$(475)	$607,917	$(3,331)

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of March 29, 2015 were as follows (in thousands):

Estimated Fair Value
Due within one year	$375,825
After one but within five years	457,127
Total	$832,952

Cost-Method Investments

As of March 29, 2015 and December 28, 2014, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $38.8 million and $37.2 million, respectively, included in other assets. During the three months ended March 29, 2015, the Company sold a cost-method investment and recognized a $15.1 million gain. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment loss was recorded during the three months ended March 29, 2015 or March 30, 2014.

Inventory

Inventory consists of the following (in thousands):

	March 29, 2015	December 28, 2014
Raw materials	$72,083	$70,316
Work in process	104,329	94,102
Finished goods	28,772	26,726
Total inventory	$205,184	$191,144

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 29, 2015	December 28, 2014
Deferred revenue, current portion	$83,758	$75,294
Accrued compensation expenses	78,776	112,606
Accrued taxes payable	46,622	38,942
Acquisition related contingent liability, current portion	34,237	44,124
Reserve for product warranties	15,991	15,616
Customer deposits	11,945	20,274
Facility exit obligation, current portion	3,769	3,837
Other	21,052	24,583
Total accrued liabilities	$296,150	$335,276

Warranties

Changes in the Company’s reserve for product warranties during the three months ended March 29, 2015 and March 30, 2014 are as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Balance at beginning of period	$15,616	$10,407
Additions charged to cost of revenue	6,897	4,192
Repairs and replacements	(6,522)	(3,107)
Balance at end of period	$15,991	$11,492

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three months ended March 29, 2015 and March 30, 2014 are as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Balance at beginning of period	$37,700	$38,218
Accretion of interest expense	607	595
Cash payments	(1,488)	(1,633)
Balance at end of period	$36,819	$37,180

On December 30, 2014, the Company entered into a lease agreement with BMR-Lincoln Centre LP (“BMR”) for certain office buildings in Foster City, California. Minimum lease payments during the initial term of 16 years are estimated to be $204.0 million. One of our Board members also serves on the Board of BMR. In addition, the Company entered into an amendment of its headquarter lease for additional rental square footage, which is expected to increase its minimum lease payments by $44.1 million over 15 years.

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 29, 2015 and December 28, 2014 (in thousands):

	March 29, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$317,288	$—	$—	$317,288	$431,172	$—	$—	$431,172
Debt securities in government-sponsored entities	—	53,978	—	53,978	—	51,263	—	51,263
Corporate debt securities	—	587,270	—	587,270	—	500,088	—	500,088
U.S. Treasury securities	191,704	—	—	191,704	150,866	—	—	150,866
Deferred compensation plan assets	—	26,052	—	26,052	—	23,486	—	23,486
Total assets measured at fair value	$508,992	$667,300	$—	$1,176,292	$582,038	$574,837	$—	$1,156,875
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$34,237	$34,237	$—	$—	$44,124	$44,124
Deferred compensation liability	—	24,760	—	24,760	—	20,310	—	20,310
Total liabilities measured at fair value	$—	$24,760	$34,237	$58,997	$—	$20,310	$44,124	$64,434

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

At March 29, 2015, the fair value of the contingent consideration liabilities consists primarily of amounts related to the 2013 Verinata Health, Inc. acquisition. The Company reassesses the fair value of contingent consideration to be settled in cash related to its acquisitions on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include discount rates ranging from 6% to 20%, volatility of 50%, risk-free rate of 0.26%, revenue projections, and the probability of achieving regulatory milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The changes in the fair value of the contingent considerations during the three months ended March 29, 2015 were due to changes in the estimated payments and a shorter discounting period.
Changes in estimated fair value of contingent consideration liabilities during the three months ended March 29, 2015 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 28, 2014	$44,124
Change in estimated fair value, recorded in acquisition related gain, net	(9,887)
Balance as of March 29, 2015	$34,237

4. Convertible Senior Notes

As of March 29, 2015, the Company had outstanding $320.0 million in principal amount of 0.25% convertible senior notes due March 15, 2016, $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019, and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021.

0% Convertible Senior Notes due 2019 and 0.5% Convertible Senior Notes due 2021

In June 2014, the Company issued $632.5 million aggregate principal amount of 0% convertible senior notes due 2019 (2019 Notes) and $517.5 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes). The Company used the net proceeds plus cash on hand to repurchase a portion of the outstanding 2016 Notes in privately negotiated transactions concurrently with the issuance of the 2019 and 2021 Notes. The 2019 Notes carry no coupon interest. The Company pays 0.5% interest per annum on the principal amount of the 2021 Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year. The 2019 and 2021 Notes mature on June 15, 2019 and June 15, 2021, respectively, and the implied estimated effective rates of the liability components of the Notes were 2.9% and 3.5%, respectively, assuming no conversion. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rates were applied to the 2019 and 2021 Notes, which resulted in a fair value of the liability component in aggregate of $971.5 million upon issuance, calculated as the present value of implied future payments based on the $1,150.0 million aggregate principal amount. The $161.2 million difference between the cash proceeds of $1,132.7 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2019 and 2021 Notes are not considered redeemable.

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

As noted in the indentures for the 2019 and 2021 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2019 and 2021 Notes. Neither the 2019 nor the 2021 Notes were convertible as of March 29, 2015 and had no dilutive impact during the three months ended March 29, 2015. If the 2019 and 2021 Notes were converted as of March 29, 2015, the if-converted value would not exceed the principal amount.

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

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2015, the 2016 Notes will continue to be convertible through June 30, 2015.

In conjunction with the issuance of the 2019 and 2021 Notes, the Company used the net proceeds from the issuance plus cash on hand to repurchase $600.0 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. The aggregate cash used for the repurchase was $1,244.7 million. The repurchase is accounted for as an extinguishment of debt and resulted in a $31.4 million loss for the difference between the $588.8 million fair value of debt component and the carrying value of the repurchased 2016 Notes. The $655.9 million of the repurchase price allocated to the equity component was recorded as a reduction of additional paid-in capital.

As noted in the indenture for the 2016 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the 2016 Notes. The calculation of dilutive potential common shares outstanding for the three months ended March 29, 2015 reflects the dilutive impact from the 2016 Notes. If the 2016 Notes were converted as of March 29, 2015, the if-converted value would exceed the principal amount by $417.5 million.

Summary of Convertible Senior Notes

The following table summarizes information about the equity and liability components of all convertible senior notes outstanding as of the period reported (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	March 29, 2015	December 28, 2014
Principal amount of convertible notes outstanding	$1,470,027	$1,470,027
Unamortized discount of liability component	(168,823)	(178,991)
Net carrying amount of liability component	1,301,204	1,291,036
Less: current portion	(307,427)	(304,256)
Long-term debt	$993,777	$986,780
Carrying value of equity component, net of debt issuance cost	$215,283	$215,283
Fair value of outstanding notes	$2,023,059	$2,021,750
Weighted-average remaining amortization period of discount on the liability component	5.0 years	5.2 years

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Cost of product revenue	$2,332	$2,095
Cost of service and other revenue	279	285
Research and development	11,307	11,669
Selling, general and administrative	18,000	19,375
Share-based compensation expense before taxes	31,918	33,424
Related income tax benefits	(9,113)	(10,577)
Share-based compensation expense, net of taxes	$22,805	$22,847

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the three months ended March 29, 2015 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.07% - 0.17%
Expected volatility	35% - 38%
Expected term	0.5 - 1.0 year
Expected dividends	—
Weighted-average fair value per share	$53.35

As of March 29, 2015, approximately $243.5 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.0 years.

6. Stockholders’ Equity

As of March 29, 2015, approximately 5.5 million shares remained available for future grants under the 2005 Stock and Incentive Plan, the 2005 Solexa Equity Plan, and the 2008 Verinata Health Stock Plan.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three months ended March 29, 2015 is as follows:

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at December 28, 2014	108	2,841	1,257	$56.62	$92.35	$96.21
Awarded	—	22	3	—	$194.61	$194.34
Vested	—	(308)	—	—	$70.22	—
Cancelled	—	(132)	(103)	—	$91.13	$81.12
Outstanding at March 29, 2015	108	2,423	1,157	$56.62	$96.18	$97.77

Stock Options

The Company’s stock option activity under all stock option plans during the three months ended March 29, 2015 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 28, 2014	3,211	$34.74
Exercised	(593)	$28.10
Cancelled	(25)	$17.94
Outstanding at March 29, 2015	2,593	$36.42

At March 29, 2015, outstanding options to purchase 2.4 million shares were exercisable with a weighted-average exercise price per share of $37.57.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 29, 2015, approximately 0.1 million shares were issued under the ESPP. As of March 29, 2015, there were approximately 14.6 million shares available for issuance under the ESPP.

Share Repurchases

In April 2012 the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. During the three months ended March 29, 2015 and March 30, 2014, the Company repurchased approximately 0.2 million and 0.8 million shares for $34.8 million and $130.0 million, respectively. Authorizations to repurchase up to an additional $95.6 million of the Company’s common stock remained available as of March 29, 2015.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 29, 2015 was 23.2%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. The decrease from the U.S. federal statutory rate also resulted from the reversal of a valuation allowance related to research and development tax credits as well as tax deductions related to stock award activities, which were recorded as discrete items in the quarter.

The Company is currently under examination by the IRS for tax year 2011. The IRS has not yet proposed any adjustments to the filed return.

8. Legal Proceedings

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

On November 14, 2014, the Company entered into a Settlement and License Agreement with Syntrix Biosystems, Inc. and its sole shareholders, John A. Zebala and Amy Zebala, that settled all claims in the litigation brought against the Company. On December 2, 2014, the Company and its subsidiary Verinata Health, Inc. entered into a series of agreements with Sequenom, Inc. and several other parties that, among other items, settled a patent litigation among the parties involved. For more detailed discussions on these matters, refer to note “10. Legal Proceedings” in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flows. It is provided in addition to the accompanying condensed consolidated financial statements and notes. This MD&A is organized as follows:

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

•
Critical Accounting Policies and Estimates. Discussion of significant changes since our most recent Annual Report on Form 10-K we believe are important to understanding the assumptions and judgments underlying our financial statements.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Next-Generation Sequencing

Next-generation sequencing has become a core technology for modern life-science research, and our portfolio of sequencing platforms represents a family of systems that are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications. We believe that the expanding sequencing market, along with an increase in the number of samples available and enhancements in our sequencing portfolio, will continue to drive demand for our next-generation sequencing technologies. As a result, we believe that our sequencing consumables revenue will continue to grow in future periods.

Arrays

As a complement to next-generation sequencing, we believe arrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of microarrays is fixed and reproducible. As such, arrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that life science researchers will migrate certain array studies to sequencing. However, we expect that demand from customers in consumer, reproductive health, and applied markets will offset this decline. Demand in the array market has trended toward lower complexity array that can be used on larger numbers of samples, entailing a lower selling price per sample. We believe that our innovation in array products supports the lower selling price.

Financial Overview

Financial highlights for Q1 2015 include the following:

•	Net revenue increased by 28.0% during Q1 2015 to $538.6 million compared to Q1 2014. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) was 69.6% in Q1 2015 compared to 66.1% in Q1 2014. In Q1 2014, gross profit and gross margin were negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q. Higher margins on sequencing instrument sales during the period also contributed to the increase in gross margin in Q1 2015. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased by $84.0 million in Q1 2015 compared to Q1 2014, as a result of higher gross profit, despite the increase in research and development and selling, general and administrative expenses, which we expect to continue to grow.

•
Our effective tax rate was 23.2% in Q1 2015, compared to 28.4% in Q1 2014. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. The decrease from the U.S federal statutory rate also resulted from the reversal of a valuation allowance related to research and development tax credits as well as tax deductions related to stock award activities, which were recorded as discrete items in the quarter. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended Q1 2015 with cash, cash equivalents, and short-term investments totaling $1.4 billion.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q1 2015	Q1 2014
Revenue:
Product revenue	85.3%	86.1%
Service and other revenue	14.7	13.9
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	22.2	26.5
Cost of service and other revenue	6.0	5.1
Amortization of acquired intangible assets	2.2	2.3
Total cost of revenue	30.4	33.9
Gross profit	69.6	66.1
Operating expense:
Research and development	17.0	18.3
Selling, general and administrative	21.6	26.0
Acquisition related gain, net	(1.8)	(0.2)
Headquarter relocation	0.1	0.1
Total operating expense	36.9	44.2
Income from operations	32.7	21.9
Other income (expense):
Interest income	0.3	0.2
Interest expense	(2.0)	(2.3)
Cost-method investment gain, net	2.3	—
Other (expense) income, net	(0.2)	0.1
Total other income (expense), net	0.4	(2.0)
Income before income taxes	33.1	19.9
Provision for income taxes	7.7	5.6
Net income	25.4%	14.3%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three month periods ended March 29, 2015 and March 30, 2014 were both 13 weeks.
Revenue

(Dollars in thousands)	Q1 2015	Q1 2014	Change	% Change
Product revenue	$459,127	$362,211	$96,916	27%
Service and other revenue	79,438	58,570	20,868	36
Total revenue	$538,565	$420,781	$117,784	28%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue.

Consumables revenue increased $65.9 million, or 27%, to $308.4 million in Q1 2015 compared to $242.5 million in Q1 2014, primarily attributable to increases in sequencing consumable sales, driven by growth in the instrument installed base.

Instrument revenue increased $30.6 million, or 26%, to $146.4 million in Q1 2015 compared to $115.8 million in Q1 2014, driven primarily by shipments of sequencing instruments, in particular, shipments of our high-throughput platforms, partially offset by a decline in microarray instrument revenue.

Service and other revenue increased $20.9 million, or 36%, to $79.4 million in Q1 2015 compared to $58.6 million in Q1 2014, driven primarily by increases in sequencing service revenue, including growth in NIPT services from higher test volumes. Revenue from extended instrument service contracts also contributed to the increase as our installed base continues to grow.

Overall, these increases were negatively impacted by the foreign exchange fluctuations in the comparative periods. Absent these fluctuations, revenues would have grown 33% on a constant currency basis from Q1 2014 to Q1 2015.

Gross Margin

(Dollars in thousands)	Q1 2015	Q1 2014	Change	% Change
Gross profit	$375,027	$278,292	$96,735	35%
Gross margin	69.6%	66.1%

Gross profit increased $96.7 million, or 35%, to $375.0 million in Q1 2015 compared to $278.3 million in Q1 2014, primarily due to the increase in revenue. In Q1 2014, gross profit and gross margin were negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q. Higher margins on sequencing instruments sales also contributed to the increase in the gross margin.

Operating Expense

(Dollars in thousands)	Q1 2015	Q1 2014	Change	% Change
Research and development	$91,772	$77,041	$14,731	19%
Selling, general and administrative	116,317	109,573	6,744	6
Acquisition related gain, net	(9,887)	(1,013)	(8,874)	876
Headquarter relocation	699	595	104	17
Total operating expense	$198,901	$186,196	$12,705	7%

Research and development expense increased by $14.7 million, or 19%, in Q1 2015 from Q1 2014, primarily due to increased headcount as we continue to expand our investment in the development of our products as well as enhancements to existing products.

Selling, general and administrative expense increased by $6.7 million, or 6%, in Q1 2015 from Q1 2014, primarily driven by increased headcount and outside services to support our continued growth, as well as investments in scaling our operations.

Acquisition related gain, net, in both periods consisted of changes in fair value of contingent consideration. The changes in the fair value of the contingent consideration during the periods were primarily due to changes in the estimated payments and a shorter discounting period.

Other Income (Expense), Net

(Dollars in thousands)	Q1 2015	Q1 2014	Change	% Change
Interest income	$1,693	$956	$737	77%
Interest expense	(11,164)	(9,743)	(1,421)	15
Cost-method investment gain, net	12,582	—	12,582	100
Other (expense) income, net	(1,191)	479	(1,670)	(349)
Total other income (expense), net	$1,920	$(8,308)	$10,228	(123)%

Interest income increased in Q1 2015 as a result of an increase in our investment portfolio balance. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in interest expense in Q1 2015 compared to Q1 2014 was due to the issuance in June 2014 of our 0% Convertible Senior Notes due 2019 and 0.5% Convertible Senior Notes due 2021, partially offset by the impact from the concurrent repurchase of $600.0M in principal amount of our 0.25% Convertible Senior Notes due 2016.

Cost-method investment gain, net during Q1 2015 consisted primarily of a gain on the sale of a cost-method investment.

Other (expense) income, net, in Q1 2015 and Q1 2014 primarily consisted of net foreign exchange gains and losses.

Provision for Income Taxes

(Dollars in thousands)	Q1 2015	Q1 2014	Change	% Change
Income before income taxes	$178,046	$83,788	$94,258	112%
Provision for income taxes	41,388	23,811	17,577	74
Net income	$136,658	$59,977	$76,681	128%
Effective tax rate	23.2%	28.4%

Our effective tax rate was 23.2% for Q1 2015 compared to 28.4% in Q1 2014. The variance from the U.S. federal statutory tax rate of 35% in Q1 2015 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. The decrease from the U.S. federal statutory rate also resulted from the reversal of a valuation allowance related to research and development tax credits as well as tax deductions related to stock award activities, which were recorded as discrete items in the quarter. In Q1 2014, the variance from the U.S. statutory rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax deductions related to stock award activities which were recorded as discrete items in the quarter.

Liquidity and Capital Resources

At March 29, 2015, we had approximately $533.5 million in cash and cash equivalents, of which approximately $348 million were held by our foreign subsidiaries. Cash and cash equivalents decreased by $102.6 million from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of March 29, 2015, we had $833.0 million in short-term investments. Short-term investments held by our foreign subsidiaries as of March 29, 2015 were approximately $352 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

In June 2014, we issued convertible senior notes due 2019 and 2021 (2019 and 2021 Notes) with an aggregate principal amount of $1,150.0 million. The proceeds from such issuance and cash on hand totaling $1,244.7 million were used to repurchase $600.0 million in principal amount of our convertible senior notes due 2016 (2016 Notes). As of March 29, 2015, $320.0 million in principal amount of the 2016 Notes remained outstanding, with a maturity date of March 15, 2016. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2015, the 2016 Notes will continue to be convertible through June 30, 2015. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over principal amount in shares of common stock. The 2019 and 2021 Notes were not convertible as of March 29, 2015.

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

As of March 29, 2015, we had $34.2 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

During Q1 2015, we used $34.8 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. As of March 29, 2015, there remains $95.6 million under the authorized programs.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	Q1 2015	Q1 2014
Net cash provided by operating activities	$66,779	$37,087
Net cash used in investing activities	(154,147)	(144,387)
Net cash used in financing activities	(12,534)	(85,924)
Effect of exchange rate changes on cash and cash equivalents	(2,715)	100
Net decrease in cash and cash equivalents	$(102,617)	$(193,124)

Operating Activities

Net cash provided by operating activities in Q1 2015 consisted of net income of $136.7 million plus net adjustments of $28.0 million partially offset by net changes in operating assets and liabilities of $97.9 million. The primary non-cash expenses added back to net income included deferred income taxes of $53.5 million, share-based compensation of $31.9 million, depreciation and amortization expenses of $30.1 million, and accretion of debt discount of $10.2 million. These non-cash add-backs were partially offset by $76.4 million in incremental tax benefit related to share-based compensation, $12.6 million in cost-method investment gain, net and $9.9 million in change in fair value of contingent consideration. Cash flow impact from changes in net operating assets included increases in accounts receivable and inventory, and a decrease in accrued liabilities, partially offset by an increase in accounts payable.

Net cash provided by operating activities in Q1 2014 consisted of net income of $60.0 million plus net adjustments of $54.3 million in addition to net changes in operating assets and liabilities of $77.1 million. The primary non-cash expenses added back to net income included deferred income taxes of $33.9 million, share-based compensation of $33.4 million, and depreciation and amortization expenses of $28.4 million. These non-cash add-backs were partially offset by $50.5 million in incremental tax benefit related to share-based compensation. Cash flow impact from changes in net operating assets included increases in accounts receivable and accrued liabilities.

Investing Activities

Net cash used in investing activities totaled $154.1 million for Q1 2015. We purchased $325.4 million of available-for-sale securities and $194.7 million of our available-for-sale securities matured or were sold during the period. We invested $36.6 million in capital expenditures primarily associated with facilities, information technology equipment and systems, and the purchase of manufacturing, research and development equipment. We also received $13.1 million in net proceeds from the sale of a cost-method investment.

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

Financing Activities

Net cash used in financing activities totaled $12.5 million for Q1 2015. We used $83.8 million to pay taxes related to net share settlement of equity awards and $34.8 million to repurchase our common stock. We received $76.4 million in incremental tax benefit related to share-based compensation and $29.7 million in proceeds from issuance of common stock through the exercise of stock options and under our employee stock purchase plan.

Net cash used in financing activities totaled $85.9 million for Q1 2014. We used $130.0 million to repurchase our common stock, repaid $29.7 million of our convertible senior notes due 2014 and paid $8.8 million in taxes for net share settlement of equity awards. We received $50.5 million in incremental tax benefit related to share-based compensation and $32.0 million in proceeds from issuance of common stock through the exercise of stock options and under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2015, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during Q1 2015.

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for us beginning in the first quarter of 2016. We are currently evaluating the impact of the ASU 2015-02 on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for us in the first quarter of 2017 and allows for a full retrospective or a modified retrospective adoption approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements include the following:

•	our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and expand the markets for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to identify and integrate acquired technologies, products, or businesses successfully;

•	our expectations and beliefs regarding prospects and growth for the business and its markets;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the outcome of pending legal proceedings and any liability, that we may incur as a result of those proceedings; and

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, or in information disclosed in public conference calls, the date and time of which are released beforehand.

The foregoing factors should be considered together with other factors detailed in our filings with the Securities and Exchange Commission, including our most recent filings on Forms 10-K and 10-Q, or in information disclosed in public conference calls, the date and time of which are released beforehand. We undertake no obligation, and do not intend to update these forward-looking statements, to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of the current financial quarter. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the three months ended March 29, 2015, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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

During Q1 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q1 2015 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended March 29, 2015.

Purchases of Equity Securities by the Issuer

In April 2012, the Company’s Board of Directors authorized share repurchases for up to $250.0 million via a combination of Rule 10b5-1 and discretionary share repurchase programs. In addition, on January 30, 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. The following table summarizes shares repurchased pursuant to these programs during the three months ended March 29, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 29, 2014 - January 25, 2015	32,244	$186.08	32,244	$124,369,470
January 26, 2015 - February 22, 2015	46,397	$193.97	46,397	$115,369,715
February 23, 2015 - March 29, 2015	101,572	$194.44	101,572	$95,620,362
Total	180,213	$192.82	180,213	$95,620,362
___________
(1) All shares purchased during the three months ended March 29, 2015, were made in open-market transactions.

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

ILLUMINA, INC. (registrant)

Date:	May 1, 2015	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer