Form 10-K/A
period 2014-12-28
ILLUMINA INC
filed 2015-07-15
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment NO. 1)

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

EXPLANATORY NOTE

Illumina, Inc. (“Illumina” or the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 28, 2014, as filed on February 18, 2015 (the “Original Form 10-K”), solely to re-file Exhibit 10.27. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K. This Amendment is an exhibit-only filing.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements: The financial statements of Illumina, Inc. are included in the Original Form 10-K.

2. Financial Statement Schedule: The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Form 10-K.

3. Exhibits: The exhibits listed in the Original Form 10-K are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit has been identified. A list of the exhibits filed with this Amendment is provided below.

Exhibit
Number	Exhibit Description
10.27	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2015.

ILLUMINA, INC.

By	/s/ JAY T. FLATLEY
Jay T. Flatley Chief Executive Officer