Form 10-Q
period 2015-06-28
ILLUMINA INC
filed 2015-07-31
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2015

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

As of July 9, 2015, there were 144.7 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2015	December 28, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$591,057	$636,154
Short-term investments	919,325	702,217
Accounts receivable, net	368,611	289,458
Inventory	223,620	191,144
Deferred tax assets, current portion	51,676	40,786
Prepaid expenses and other current assets	83,402	29,844
Total current assets	2,237,691	1,889,603
Property and equipment, net	302,840	265,264
Goodwill	724,904	724,904
Intangible assets, net	288,177	314,500
Deferred tax assets, long-term portion	66,723	49,848
Other assets	82,790	95,521
Total assets	$3,703,125	$3,339,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,884	$82,626
Accrued liabilities	314,722	335,276
Long-term debt, current portion	302,447	304,256
Total current liabilities	725,053	722,158
Long-term debt	1,000,829	986,780
Other long-term liabilities	183,331	167,904
Stockholders’ equity:
Common stock	1,829	1,805
Additional paid-in capital	2,388,181	2,172,940
Accumulated other comprehensive income (loss)	599	(1,080)
Retained earnings	800,111	561,206
Treasury stock, at cost	(1,396,808)	(1,272,073)
Total stockholders’ equity	1,793,912	1,462,798
Total liabilities and stockholders’ equity	$3,703,125	$3,339,640
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue:
Product revenue	$462,760	$390,808	$921,887	$753,019
Service and other revenue	76,618	56,760	156,056	115,330
Total revenue	539,378	447,568	1,077,943	868,349
Cost of revenue:
Cost of product revenue	119,459	114,307	239,083	225,748
Cost of service and other revenue	32,170	23,176	64,699	44,689
Amortization of acquired intangible assets	11,384	9,545	22,769	19,080
Total cost of revenue	163,013	147,028	326,551	289,517
Gross profit	376,365	300,540	751,392	578,832
Operating expense:
Research and development	96,182	82,985	187,954	160,026
Selling, general and administrative	124,441	114,649	240,758	224,222
Acquisition related expense (gain), net	2,329	(225)	(7,558)	(1,238)
Headquarter relocation	1,480	2,892	2,179	3,487
Total operating expense	224,432	200,301	423,333	386,497
Income from operations	151,933	100,239	328,059	192,335
Other income (expense):
Interest income	1,344	1,464	3,037	2,420
Interest expense	(11,205)	(9,922)	(22,369)	(19,665)
Cost-method investment gain, net	—	—	12,582	—
Other expense, net	(900)	(31,315)	(2,091)	(30,836)
Total other expense, net	(10,761)	(39,773)	(8,841)	(48,081)
Income before income taxes	141,172	60,466	319,218	144,254
Provision for income taxes	38,925	13,861	80,313	37,672
Net income	$102,247	$46,605	$238,905	$106,582
Net income per basic share	$0.71	$0.36	$1.66	$0.82
Net income per diluted share	$0.69	$0.31	$1.61	$0.71
Shares used in calculating basic net income per share	144,220	130,583	143,996	129,365
Shares used in calculating diluted net income per share	148,969	149,121	148,826	149,870
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$102,247	$46,605	$238,905	$106,582
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(1,735)	125	1,679	99
Total comprehensive income	$100,512	$46,730	$240,584	$106,681
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$238,905	$106,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34,204	29,985
Amortization of intangible assets	26,598	25,948
Share-based compensation expense	64,875	69,420
Accretion of debt discount	20,376	17,997
Loss on extinguishment of debt	233	31,360
Incremental tax benefit related to share-based compensation	(106,162)	(77,333)
Deferred income taxes	80,581	31,512
Change in fair value of contingent consideration	(7,558)	(3,291)
Change in estimated cease-use loss	2,179	3,487
Cost-method investment gain, net	(12,582)	—
Other	1,192	2,180
Changes in operating assets and liabilities:
Accounts receivable	(75,189)	(17,189)
Inventory	(32,526)	(23,187)
Prepaid expenses and other current assets	(1,382)	(1,462)
Other assets	(3,346)	(16,547)
Accounts payable	30,718	13,884
Accrued liabilities	(24,437)	8,859
Accrued legal contingencies	—	10,664
Other long-term liabilities	1,545	2,248
Net cash provided by operating activities	238,224	215,117
Cash flows from investing activities:
Purchases of available-for-sale securities	(578,425)	(358,874)
Sales of available-for-sale securities	263,447	291,264
Maturities of available-for-sale securities	95,612	92,643
Net sales proceeds from (purchases of) strategic investments	926	(11,682)
Purchases of property and equipment	(77,902)	(42,336)
Cash paid for intangible assets	(275)	(625)
Net cash used in investing activities	(296,617)	(29,610)
Cash flows from financing activities:
Payments on financing obligations	(8,664)	(29,747)
Proceeds from issuance of convertible notes	—	1,132,378
Repurchases of convertible notes	—	(1,244,721)
Incremental tax benefit related to share-based compensation	106,162	77,333
Common stock repurchases	(34,753)	(202,431)
Taxes paid related to net share settlement of equity awards	(89,982)	(9,409)
Proceeds from issuance of common stock	42,513	54,152
Net cash provided by (used in) financing activities	15,276	(222,445)
Effect of exchange rate changes on cash and cash equivalents	(1,980)	522
Net decrease in cash and cash equivalents	(45,097)	(36,416)
Cash and cash equivalents at beginning of period	636,154	711,637
Cash and cash equivalents at end of period	$591,057	$675,221

See accompanying notes to the condensed consolidated financial statements.

Illumina, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended June 28, 2015 and June 29, 2014 were both 13 and 26 weeks, respectively.

Significant Accounting Policies

During the three and six months ended June 28, 2015, there have been no changes in to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for the Company beginning in the first quarter of 2016. The Company is currently evaluating the impact of ASU 2015-02 on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of 2018 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Weighted average shares outstanding	144,220	130,583	143,996	129,365
Effect of potentially dilutive common shares from:
Convertible senior notes	2,194	4,410	2,185	4,964
Equity awards	2,555	4,160	2,645	4,488
Warrants	—	9,968	—	11,053
Weighted average shares used in calculation of diluted net income per share	148,969	149,121	148,826	149,870
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	4	157	3	141

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	June 28, 2015				December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$44,219	$20	$(16)	$44,223	$51,308	$10	$(55)	$51,263
Corporate debt securities	658,568	71	(1,109)	657,530	502,924	46	(2,882)	500,088
U.S. Treasury securities	217,454	181	(63)	217,572	151,255	5	(394)	150,866
Total available-for-sale securities	$920,241	$272	$(1,188)	$919,325	$705,487	$61	$(3,331)	$702,217

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of June 28, 2015 were as follows (in thousands):

Estimated Fair Value
Due within one year	$416,310
After one but within five years	503,015
Total	$919,325

Cost-Method Investments

As of June 28, 2015 and December 28, 2014, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $51.9 million and $37.2 million, respectively, included in other assets. Revenue recognized from transactions with such companies were $14.1 million and $31.3 million, respectively, for the three and six months ended June 28, 2015 and $10.1 million and $16.7 million, respectively, for the three and six months ended June 29, 2014.

During the six months ended June 28, 2015, the Company sold a cost-method investment and recognized a $15.1 million gain. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment loss was recorded during the three and six months ended June 28, 2015 or June 29, 2014.

Inventory

Inventory consists of the following (in thousands):

	June 28, 2015	December 28, 2014
Raw materials	$84,111	$73,179
Work in process	115,584	94,102
Finished goods	23,925	23,863
Total inventory	$223,620	$191,144

Goodwill

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of the reporting unit annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment is required. The Company performed its annual assessment for goodwill impairment in the second quarter of 2015, noting no impairment.

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

As of June 28, 2015, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of June 28, 2015 and December 28, 2014, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $65.5 million and $61.0 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 28, 2015	December 28, 2014
Accrued compensation expenses	$95,294	$112,606
Deferred revenue, current portion	84,677	75,294
Accrued taxes payable	39,133	38,942
Acquisition related contingent liability, current portion	36,566	44,124
Reserve for product warranties	16,365	15,616
Customer deposits	13,239	20,274
Other	29,448	28,420
Total accrued liabilities	$314,722	$335,276

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

Changes in the Company’s reserve for product warranties during the three and six months ended June 28, 2015 and June 29, 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Balance at beginning of period	$15,991	$11,492	$15,616	$10,407
Additions charged to cost of revenue	6,924	5,620	13,821	9,812
Repairs and replacements	(6,550)	(4,112)	(13,072)	(7,219)
Balance at end of period	$16,365	$13,000	$16,365	$13,000

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and six months ended June 28, 2015 and June 29, 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Balance at beginning of period	$36,819	$37,180	$37,700	$38,218
Adjustment to facility exit obligation	657	1,914	657	1,914
Accretion of interest expense	729	686	1,336	1,281
Cash payments	(1,528)	(1,300)	(3,016)	(2,933)
Balance at end of period	$36,677	$38,480	$36,677	$38,480

On December 30, 2014, the Company entered into a lease agreement with an affiliate of Biomed Realty Trust, Inc. (BMR) for certain office buildings in Foster City, California. Minimum lease payments during the initial term of 16 years are estimated to be $204.0 million. On June 25, 2015, the Company entered into a lease agreement with another affiliate of BMR for an office building near Cambridge, England. Minimum lease payments during the initial term of 20 years are estimated to be approximately $147.9 million. One of our Board members also serves on the Board of BMR.

On March 12, 2015, the Company entered into an amendment of its headquarter lease for additional rental square footage, which is expected to increase its minimum lease payments by $44.1 million over 15 years.

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 28, 2015 and December 28, 2014 (in thousands):

	June 28, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$255,580	$—	$—	$255,580	$431,172	$—	$—	$431,172
Debt securities in government-sponsored entities	—	44,223	—	44,223	—	51,263	—	51,263
Corporate debt securities	—	657,530	—	657,530	—	500,088	—	500,088
U.S. Treasury securities	217,572	—	—	217,572	150,866	—	—	150,866
Deferred compensation plan assets	—	26,864	—	26,864	—	23,486	—	23,486
Total assets measured at fair value	$473,152	$728,617	$—	$1,201,769	$582,038	$574,837	$—	$1,156,875
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$36,566	$36,566	$—	$—	$44,124	$44,124
Deferred compensation liability	—	24,915	—	24,915	—	20,310	—	20,310
Total liabilities measured at fair value	$—	$24,915	$36,566	$61,481	$—	$20,310	$44,124	$64,434

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

At June 28, 2015, the fair value of the contingent consideration liabilities consisted primarily of amounts related to the 2013 Verinata Health, Inc. acquisition. The Company reassesses the fair value of contingent consideration to be settled in cash related to its acquisitions on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include discount rates ranging from 6% to 20%, volatility of 50%, risk-free rate of 0.26%, revenue projections, and the probability of achieving regulatory milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The changes in the fair value of the contingent considerations during the three and six months ended June 28, 2015 were due to changes in the estimated payments.

Changes in estimated fair value of contingent consideration liabilities during the six months ended June 28, 2015 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 28, 2014	$44,124
Change in estimated fair value, recorded in acquisition related expense (gain), net	(7,558)
Balance as of June 28, 2015	$36,566

4. Convertible Senior Notes

As of June 28, 2015, the Company had outstanding $311.6 million in principal amount of 0.25% convertible senior notes due March 15, 2016 (2016 Notes), $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019 (2019 Notes), and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021 (2021 Notes).

0% Convertible Senior Notes due 2019 and 0.5% Convertible Senior Notes due 2021

In June 2014, the Company issued $632.5 million aggregate principal amount of 2019 Notes and $517.5 million aggregate principal amount of 2021 Notes. The Company used the net proceeds plus cash on hand to repurchase a portion of the outstanding 2016 Notes in privately negotiated transactions concurrently with the issuance of the 2019 and 2021 Notes. The 2019 Notes carry no coupon interest. The Company pays 0.5% interest per annum on the principal amount of the 2021 Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year. The 2019 and 2021 Notes mature on June 15, 2019 and June 15, 2021, respectively, and the implied estimated effective rates of the liability components of the Notes were 2.9% and 3.5%, respectively, assuming no conversion. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rates were applied to the 2019 and 2021 Notes, which resulted in a fair value of the liability component in aggregate of $971.5 million upon issuance, calculated as the present value of implied future payments based on the $1,150.0 million aggregate principal amount. The $161.2 million difference between the cash proceeds of $1,132.7 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2019 and 2021 Notes are not considered redeemable.

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

As noted in the indentures for the 2019 and 2021 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2019 and 2021 Notes. Neither the 2019 nor the 2021 Notes were convertible as of June 28, 2015 and had no dilutive impact during the three and six months ended June 28, 2015. If the 2019 and 2021 Notes were converted as of June 28, 2015, the if-converted value would not exceed the principal amount.

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920.0 million aggregate principal amount of 2016 Notes. The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes semiannually in arrears in cash on March 15 and September 15 of each year. The 2016 Notes mature on March 15, 2016. The effective rate of the liability component was estimated to be 4.5%.

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. Based upon meeting the stock trading price conversion requirement during the three months ended June 30, 2015, the 2016 Notes will continue to be convertible through September 30, 2015.

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

As noted in the indenture for the 2016 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the 2016 Notes. The calculation of dilutive potential common shares outstanding for the three and six months ended June 28, 2015 reflects the dilutive impact from the 2016 Notes. If the remaining 2016 Notes were converted as of June 28, 2015, the if-converted value would exceed the principal amount by $491.5 million.

During the six months ended June 28, 2015, the Company recorded a loss on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the applicable interest rate was estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.

The following table summarizes information about the conversion of the 2016 Notes during the six months ended June 28, 2015 (in thousands, except percentage):

2016 Notes
Cash paid for principal of notes converted	$8,434
Conversion value over principal amount paid in shares of common stock	$10,495
Number of shares of common stock issued upon conversion	56
Loss on extinguishment of debt	$233
Effective interest rate used to measure fair value of converted notes upon conversion	1.2%

In July 2015, the Company received notices for conversions of an additional $152.5 million in principal of 2016 Notes.

Summary of Convertible Senior Notes

The following table summarizes information about the equity and liability components of all convertible senior notes outstanding as of the period reported (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	June 28, 2015	December 28, 2014
Principal amount of convertible notes outstanding	$1,461,593	$1,470,027
Unamortized discount of liability component	(158,317)	(178,991)
Net carrying amount of liability component	1,303,276	1,291,036
Less: current portion	(302,447)	(304,256)
Long-term debt	$1,000,829	$986,780
Carrying value of equity component, net of debt issuance cost	$215,216	$215,283
Fair value of outstanding notes	$2,178,535	$2,021,750
Weighted-average remaining amortization period of discount on the liability component	4.8 years	5.2 years

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of product revenue	$2,113	$2,149	$4,445	$4,244
Cost of service and other revenue	466	284	745	569
Research and development	10,747	12,785	22,054	24,454
Selling, general and administrative	19,631	20,778	37,631	40,153
Share-based compensation expense before taxes	32,957	35,996	64,875	69,420
Related income tax benefits	(9,315)	(11,674)	(18,428)	(22,251)
Share-based compensation expense, net of taxes	$23,642	$24,322	$46,447	$47,169

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the six months ended June 28, 2015 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.07% - 0.17%
Expected volatility	35% - 38%
Expected term	0.5 - 1.0 year
Expected dividends	—
Weighted-average fair value per share	$53.35

As of June 28, 2015, approximately $220.9 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.4 years.

6. Stockholders’ Equity

During the six months ended June 28, 2015, the Company’s stockholders approved the 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan), which replaced both the 2005 Stock and Incentive Plan and the 2008 Verinata Health Stock Plan, and increased the maximum number of shares of common stock authorized for issuance by 2.7 million shares. As of June 28, 2015, approximately 8.2 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 28, 2015 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at December 28, 2014	108	2,841	1,257	$56.62	$92.35	$96.21
Awarded	—	77	8	—	$199.86	$190.16
Vested	(76)	(403)	—	60.21	$71.18	—
Cancelled	—	(180)	(107)	—	$91.97	$84.78
Outstanding at June 28, 2015	32	2,335	1,158	$47.93	$99.60	$97.90
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the six months ended June 28, 2015 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 28, 2014	3,211	$34.74
Exercised	(1,040)	$27.66
Cancelled	(26)	$17.63
Outstanding at June 28, 2015	2,145	$38.38

At June 28, 2015, outstanding options to purchase 2.0 million shares were exercisable with a weighted-average exercise price per share of $39.62.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended June 28, 2015, approximately 0.1 million shares were issued under the ESPP. As of June 28, 2015, there were approximately 14.6 million shares available for issuance under the ESPP.

Share Repurchases

In January 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. In addition, on May 1, 2015, the Company’s Board of Directors authorized $150.0 million of additional repurchases under a Rule 10b5-1 plan. During the six months ended June 28, 2015, the Company repurchased approximately 0.2 million shares for $34.8 million in the aggregate and no shares were repurchased during the three months ended June 28, 2015. Authorizations to repurchase up to an additional $245.6 million of the Company’s common stock remained available as of June 28, 2015.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and six months ended June 28, 2015 were 27.6% and 25.2%, respectively. For the three and six months ended June 28, 2015, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. For the six months ended June 28, 2015, the variance from the U.S. federal statutory tax rate also resulted from the reversal of a valuation allowance related to research and development tax credits which was recorded as a discrete item.

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

•	Recent Accounting Pronouncements. Summary of recent accounting pronouncements applicable to our condensed consolidated financial statements.

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

About Illumina

Our focus on innovation has established us as the global leader in DNA sequencing and array-based technologies, serving customers in the research, clinical, and applied markets. Our products are used for applications in the life sciences, oncology, reproductive health, agriculture and other emerging segments.

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

To provide our customers with more comprehensive sample-to-answer solutions, we acquired NextBio, a leader in clinical and genomic informatics, in November 2013; Advanced Liquid Logic Inc., a leader in digital microfluidics and liquid handling solutions, in July 2013; and Epicentre Technologies Corporation, a leading provider of nucleic-acid sample preparation reagents and specialty enzymes for sequencing and array applications, in January 2011.

Over the last few years, we have made other key acquisitions to enable our goal of becoming a leader in the clinical market. These include Myraqa, Inc. in July 2014, Verinata Health, Inc. in February 2013, and BlueGnome Ltd. in September 2012. Our acquisition of Myraqa bolstered our regulatory and quality capabilities and enhanced our leadership team in molecular and companion diagnostics. The acquisition of Verinata strengthened our reproductive health portfolio by adding Verinata’s verifi prenatal test, a comprehensive noninvasive prenatal test (NIPT) for high-risk pregnancies. Our acquisition of BlueGnome, a leading provider of genetic solutions for screening chromosomal abnormalities and genetic variations associated with developmental delay and infertility, expanded our ability to offer integrated solutions in reproductive health and cancer.

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

Next-Generation Sequencing

Next-generation sequencing has become a core technology, and our portfolio of sequencing platforms represents a family of systems that are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications. We believe that the expanding sequencing market, along with an increase in the number of samples available and enhancements in our sequencing portfolio, will continue to drive demand for our next-generation sequencing technologies. As a result, we believe that our sequencing consumables revenue will continue to grow in future periods.

Arrays

As a complement to next-generation sequencing, we believe arrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of arrays is fixed and reproducible. As such, arrays provide repeatable, standardized assays for certain subsets of nucleotide bases within the overall genome. We believe that our customers will migrate certain array studies to sequencing. However, we expect that demand from customers in reproductive health, agriculture, and applied markets will partially mitigate this decline. Demand in the array market has trended toward lower complexity arrays that can be used on larger numbers of samples, resulting in a lower selling price per sample. We believe that our innovation in array products supports the lower selling price.

Financial Overview

Financial highlights for the first half of 2015 include the following:

•
Net revenue increased by 24.1% during the first half of 2015 to $1,077.9 million compared to the first half of 2014. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) was 69.7% in the first half of 2015 compared to 66.7% in the first half of 2014. In the first half of 2015, gross margins increased due to higher margins on sequencing instrument sales during the period offset in part by unfavorable foreign exchange fluctuations. In addition, gross profit and gross margin in the first half of 2014 were negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased by $135.7 million in the first half of 2015 compared to the first half of 2014, as a result of higher revenue, despite the increase in research and development and selling, general and administrative expenses, which we expect will continue to grow.

•
Our effective tax rate was 25.2% in the first half of 2015, compared to 26.1% in the first half of 2014. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. The decrease from the U.S. federal statutory tax rate also resulted from the reversal of a valuation allowance related to research and development tax credits, which was recorded as a discrete item in the first half of the year. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $1.5 billion as of June 28, 2015.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q2 2015	Q2 2014	YTD 2015	YTD 2014
Revenue:
Product revenue	85.8%	87.3%	85.5%	86.7%
Service and other revenue	14.2	12.7	14.5	13.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	22.1	25.5	22.2	26.0
Cost of service and other revenue	6.0	5.3	6.0	5.1
Amortization of acquired intangible assets	2.1	2.1	2.1	2.2
Total cost of revenue	30.2	32.9	30.3	33.3
Gross profit	69.8	67.1	69.7	66.7
Operating expense:
Research and development	17.8	18.5	17.4	18.4
Selling, general and administrative	23.1	25.7	22.3	25.8
Acquisition related expense (gain), net	0.4	(0.1)	(0.7)	(0.1)
Headquarter relocation	0.3	0.7	0.2	0.4
Total operating expense	41.6	44.8	39.2	44.5
Income from operations	28.2	22.3	30.5	22.2
Other income (expense):
Interest income	0.2	0.3	0.3	0.3
Interest expense	(2.0)	(2.2)	(2.1)	(2.2)
Cost-method investment gain, net	—	—	1.2	—
Other expense, net	(0.2)	(7.0)	(0.2)	(3.6)
Total other expense, net	(2.0)	(8.9)	(0.8)	(5.5)
Income before income taxes	26.2	13.4	29.7	16.7
Provision for income taxes	7.2	3.0	7.5	4.4
Net income	19.0%	10.4%	22.2%	12.3%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended June 28, 2015 and June 29, 2014 were both 13 and 26 weeks, respectively.
Revenue

(Dollars in thousands)	Q2 2015	Q2 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Product revenue	$462,760	$390,808	$71,952	18%	$921,887	$753,019	$168,868	22%
Service and other revenue	76,618	56,760	19,858	35	156,056	115,330	40,726	35
Total revenue	$539,378	$447,568	$91,810	21%	$1,077,943	$868,349	$209,594	24%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue.

QTD 2015 vs. QTD 2014

Consumables revenue increased $56.6 million, or 23%, to $303.3 million in Q2 2015 compared to $246.7 million in Q2 2014, driven by growth in the sequencing instrument installed base.

Instrument revenue increased $15.1 million, or 11%, to $155.3 million in Q2 2015 compared to $140.2 million in Q2 2014, driven primarily by shipments of the HiSeq family, excluding the HiSeq X, and NextSeq.

Service and other revenue increased $19.9 million, or 35%, to $76.6 million in Q2 2015 compared to $56.8 million in Q2 2014, driven primarily by the growth in NIPT services resulting from higher test volumes. Also contributing to the increase was revenue from genotyping services and extended instrument service contracts as our sequencing instrument installed base continues to grow.

Overall, these increases were negatively impacted by the foreign exchange fluctuations in the comparative periods. Absent these fluctuations, revenues would have grown 25% on a constant currency basis from Q2 2014 to Q2 2015.

YTD 2015 vs. YTD 2014

Consumables revenue increased $122.5 million, or 25%, to $611.7 million in the first half of 2015 compared to $489.2 million in the first half of 2014, driven by growth in the sequencing instrument installed base.

Instrument revenue increased $45.7 million, or 18%, to $301.7 million in the first half of 2015 compared to $256.0 million in the first half of 2014, driven by shipments of our high-throughput platforms.

Service and other revenue increased $40.7 million, or 35%, to $156.1 million in the first half of 2015 compared to $115.3 million in the first half of 2014, driven by the growth in NIPT services resulting from higher test volumes. Revenue from extended instrument service contracts also contributed to the increase as our sequencing instrument installed base continues to grow.

Overall, these increases were negatively impacted by the foreign exchange fluctuations in the comparative periods. Absent these fluctuations, revenues would have grown 29% on a constant currency basis from the first half of 2014 to the first half of 2015.

Gross Margin

(Dollars in thousands)	Q2 2015	Q2 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Gross profit	$376,365	$300,540	$75,825	25%	$751,392	$578,832	$172,560	30%
Gross margin	69.8%	67.1%			69.7%	66.7%

QTD 2015 vs. QTD 2014

Gross margin increased to 69.8% in Q2 2015 from 67.1% in Q2 2014, primarily due to efficiencies and leverage in manufacturing operations offset in part by unfavorable foreign exchange fluctuations. In addition, Q2 2014, gross margin was negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

YTD 2015 vs. YTD 2014

Gross margin increased to 69.7% in the first half of 2015 compared to 66.7% in the first half of 2014, primarily due to efficiencies and leverage in manufacturing operations offset by unfavorable foreign exchange fluctuations. In addition, the first half of 2014, gross margin was negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

Operating Expense

(Dollars in thousands)	Q2 2015	Q2 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Research and development	$96,182	$82,985	$13,197	16%	$187,954	$160,026	$27,928	17%
Selling, general and administrative	124,441	114,649	9,792	9	240,758	224,222	16,536	7
Acquisition related expense (gain), net	2,329	(225)	2,554	(1,135)	(7,558)	(1,238)	(6,320)	511
Headquarter relocation	1,480	2,892	(1,412)	(49)	2,179	3,487	(1,308)	(38)
Total operating expense	$224,432	$200,301	$24,131	12%	$423,333	$386,497	$36,836	10%

QTD 2015 vs. QTD 2014

Research and development expense increased by $13.2 million, or 16%, in Q2 2015 from Q2 2014, primarily due to increased headcount as we continue to expand our investment in the development of our products as well as enhancements to existing products.

Selling, general and administrative expense increased by $9.8 million, or 9%, in Q2 2015 from Q2 2014, primarily driven by increased headcount to support our continued growth, as well as investments in scaling our operations.

YTD 2015 vs. YTD 2014

Research and development expense increased by $27.9 million, or 17%, in the first half of 2015 compared to the first half of 2014, primarily due to increased headcount and outside services as we continue to increase our investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $16.5 million, or 7%, in the first half of 2015 compared to the first half of 2014, primarily driven by increased headcount to support our continued growth, as well as investments in scaling our operations.

Acquisition related expense (gain), net, consisted of changes in fair value of contingent consideration and transaction related costs. The changes in the fair value of the contingent consideration during the periods were primarily due to changes in the estimated payments.

Other Expense, Net

(Dollars in thousands)	Q2 2015	Q2 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Interest income	$1,344	$1,464	$(120)	(8)%	$3,037	$2,420	$617	25%
Interest expense	(11,205)	(9,922)	(1,283)	13	(22,369)	(19,665)	(2,704)	14
Cost-method investment gain, net	—	—	—	—	12,582	—	12,582	100
Other expense, net	(900)	(31,315)	30,415	(97)	(2,091)	(30,836)	28,745	(93)
Total other expense, net	$(10,761)	$(39,773)	$29,012	(73)%	$(8,841)	$(48,081)	$39,240	(82)%

QTD 2015 vs. QTD 2014

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in interest expense in Q2 2015 compared to Q2 2014 was due to the issuance in June 2014 of our 2019 and 2021 Notes, partially offset by the impact from the concurrent repurchase of $600.0 million in principal amount of our 2016 Notes.

Other expense, net, in Q2 2014 was negatively impacted by $31.4 million loss on extinguishment of debt recorded as a result of the repurchase of $600.0 million in principal amount of our 2016 Notes.

YTD 2015 vs. YTD 2014

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in interest expense in the first half of 2015 compared to the first half of 2014 was due to the issuance in June 2014 of our 2019 and 2021 Notes, partially offset by the impact from the concurrent repurchase of $600.0 million in principal amount of our 2016 Notes.

Cost-method investment gain, net during the first half of 2015 consisted primarily of a gain on sale of a cost-method investment partially offset by impairment charges on other investments.

Other expense, net, in the first half of 2014 was negatively impacted by $31.4 million loss on extinguishment of debt recorded as a result of the repurchase of $600.0 million in principal amount of our 2016 Notes.

Provision for Income Taxes

(Dollars in thousands)	Q2 2015	Q2 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Income before income taxes	$141,172	$60,466	$80,706	133%	$319,218	$144,254	$174,964	121%
Provision for income taxes	38,925	13,861	25,064	181	80,313	37,672	42,641	113
Net income	$102,247	$46,605	$55,642	119%	$238,905	$106,582	$132,323	124%
Effective tax rate	27.6%	22.9%			25.2%	26.1%

QTD 2015 vs. QTD 2014

Our effective tax rate was 27.6% for Q2 2015 compared to 22.9% in Q2 2014. The variance from the U.S. federal statutory tax rate of 35% in Q2 2015 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. The variance from the U.S. federal statutory tax rate of 35% in Q2 2014 was primarily attributable to the tax treatment of the loss on extinguishment of debt and tax deductions related to stock award activities, which were recorded as discrete items in the quarter. In addition, we generated a higher mix of foreign earnings, such as earnings from Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate.

YTD 2015 vs. YTD 2014

Our effective tax rate was 25.2% in the first half of 2015. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. The decrease from the U.S. federal statutory tax rate also resulted from the reversal of a valuation allowance related to research and development tax credits, which was recorded as a discrete item in the first half of the year. Our effective tax rate was 26.1% in the first half of 2014. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the tax treatment of the loss on extinguishment of debt and tax deductions related to stock award activities, which were recorded as discrete items. In addition, we generated a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate.

Liquidity and Capital Resources

At June 28, 2015, we had approximately $591.1 million in cash and cash equivalents, of which approximately $348 million were held by our foreign subsidiaries. Cash and cash equivalents decreased by $45.1 million from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of June 28, 2015, we had $919.3 million in short-term investments. Short-term investments held by our foreign subsidiaries as of June 28, 2015 were approximately $433 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

As of June 28, 2015, $311.6 million in principal amount of our 2016 Notes remained outstanding, with a maturity date of March 15, 2016. In July 2015, we received notices for conversions of $152.5 million in principal of 2016 Notes. Based upon meeting the stock trading price conversion requirement during the three months ended June 30, 2015, the 2016 Notes will continue to be convertible through September 30, 2015. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over principal amount in shares of common stock. The convertible senior notes due 2019 and 2021 were not convertible as of June 28, 2015.

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

As of June 28, 2015, we had $36.6 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

During the first half of 2015, we used $34.8 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. On May 1, 2015, our Board of Directors authorized $150.0 million of additional repurchases under a Rule 10b5-1 plan. As of June 28, 2015, $245.6 million remained available under the authorized programs in aggregate.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	YTD 2015	YTD 2014
Net cash provided by operating activities	$238,224	$215,117
Net cash used in investing activities	(296,617)	(29,610)
Net cash provided by (used in) financing activities	15,276	(222,445)
Effect of exchange rate changes on cash and cash equivalents	(1,980)	522
Net decrease in cash and cash equivalents	$(45,097)	$(36,416)

Operating Activities

Net cash provided by operating activities in the first half of 2015 consisted of net income of $238.9 million plus net adjustments of $103.9 million partially offset by net changes in operating assets and liabilities of $104.6 million. The primary non-cash expenses added back to net income included deferred income taxes of $80.6 million, share-based compensation of $64.9 million, depreciation and amortization expenses of $60.8 million, and accretion of debt discount of $20.4 million. These non-cash add-backs were partially offset by $106.2 million in incremental tax benefit related to share-based compensation, $12.6 million in cost-method investment gain, net and $7.6 million in change in fair value of contingent consideration. Cash flow impact from changes in net operating assets included increases in accounts receivable and inventory, and a decrease in accrued liabilities, partially offset by an increase in accounts payable.

Net cash provided by operating activities in the first half of 2014 consisted of net income of $106.6 million plus net adjustments of $131.3 million partially offset by net changes in operating assets and liabilities of $22.7 million. The primary non-cash expenses added back to net income included share-based compensation of $69.4 million, depreciation and amortization expenses of $55.9 million, deferred income taxes of $31.5 million, and loss on extinguishment of debt of $31.4 million. These non-cash add-backs were partially offset by $77.3 million in incremental tax benefit related to share-based compensation. The main drivers in the change in net operating assets were increases in inventory, other assets, and accounts receivable, offset by increases in accounts payable and accrued legal contingencies.

Investing Activities

Net cash used in investing activities totaled $296.6 million for the first half of 2015. We purchased $578.4 million of available-for-sale securities and $359.1 million of our available-for-sale securities matured or were sold during the period. We invested $77.9 million in capital expenditures primarily associated with facilities and information technology equipment and systems primarily related to our enterprise resource planning implementation.

Net cash used in investing activities totaled $29.6 million for the first half of 2014. We purchased $358.9 million of available-for-sale securities and $383.9 million of our available-for-sale securities matured or were sold during the period. We also invested $42.3 million in capital expenditures primarily associated with the purchase of manufacturing, research, and development equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Net cash used in financing activities totaled $15.3 million for the first half of 2015. We used $90.0 million to pay taxes related to net share settlement of equity awards and $34.8 million to repurchase our common stock. We received $106.2 million in incremental tax benefit related to share-based compensation and $42.5 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first half of 2015, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual

Report on Form 10-K for the fiscal year ended December 28, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first half of 2015.

Recent Accounting Pronouncements

For summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Summary of Significant Accounting Policies” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the six months ended June 28, 2015, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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

During Q2 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during Q2 2015 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation did not identify any such change.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended June 28, 2015.

Purchases of Equity Securities by the Issuer

None during the quarterly period ended June 28, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

10.1	Agreement for Lease between Granta Park Jco 1 Limited and Illumina for the Array Granta Park, Cambridge, property dated June 25, 2015.

31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	July 31, 2015	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer