Form 10-Q
period 2015-09-27
ILLUMINA INC
filed 2015-11-02
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 27, 2015

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

As of October 8, 2015, there were 146.4 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2015	December 28, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$551,529	$636,154
Short-term investments	887,877	702,217
Accounts receivable, net	413,474	289,458
Inventory	233,781	191,144
Deferred tax assets, current portion	43,737	40,786
Prepaid expenses and other current assets	80,030	29,844
Total current assets	2,210,428	1,889,603
Property and equipment, net	308,722	265,264
Goodwill	756,687	724,904
Intangible assets, net	286,346	314,500
Deferred tax assets, long-term portion	86,827	49,848
Other assets	84,538	95,521
Total assets	$3,733,548	$3,339,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,432	$82,626
Accrued liabilities	358,259	335,276
Long-term debt, current portion	102,166	304,256
Total current liabilities	583,857	722,158
Long-term debt	1,007,935	986,780
Other long-term liabilities	173,061	167,904
Redeemable noncontrolling interests	32,128	—
Stockholders’ equity:
Common stock	1,849	1,805
Additional paid-in capital	2,454,876	2,172,940
Accumulated other comprehensive income (loss)	1,040	(1,080)
Retained earnings	918,288	561,206
Treasury stock, at cost	(1,439,486)	(1,272,073)
Total stockholders’ equity	1,936,567	1,462,798
Total liabilities and stockholders’ equity	$3,733,548	$3,339,640
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue:
Product revenue	$470,824	$416,163	$1,392,711	$1,169,182
Service and other revenue	79,447	64,467	235,503	179,797
Total revenue	550,271	480,630	1,628,214	1,348,979
Cost of revenue:
Cost of product revenue	120,954	113,103	360,037	338,851
Cost of service and other revenue	29,590	23,909	94,289	68,598
Amortization of acquired intangible assets	12,188	9,677	34,957	28,757
Total cost of revenue	162,732	146,689	489,283	436,206
Gross profit	387,539	333,941	1,138,931	912,773
Operating expense:
Research and development	99,226	85,082	287,180	245,108
Selling, general and administrative	136,648	119,888	377,406	344,110
Legal contingencies	15,000	7,705	15,000	7,705
Headquarter relocation	(5,226)	870	(3,047)	4,357
Acquisition related expense (gain), net	1,109	903	(6,449)	(335)
Total operating expense	246,757	214,448	670,090	600,945
Income from operations	140,782	119,493	468,841	311,828
Other income (expense):
Interest income	2,767	534	5,804	2,954
Interest expense	(12,821)	(10,987)	(35,190)	(30,652)
Cost-method investment gain, net	2,900	4,427	15,482	4,427
Other expense, net	(4,711)	(1,024)	(6,802)	(31,860)
Total other expense, net	(11,865)	(7,050)	(20,706)	(55,131)
Income before income taxes	128,917	112,443	448,135	256,697
Provision for income taxes	13,296	18,954	93,609	56,626
Consolidated net income	115,621	93,489	354,526	200,071
Add: Net loss attributable to noncontrolling interests	2,556	—	2,556	—
Net income attributable to Illumina stockholders	$118,177	$93,489	$357,082	$200,071
Earnings per share attributable to Illumina stockholders:
Basic	$0.81	$0.66	$2.47	$1.50
Diluted	$0.79	$0.63	$2.39	$1.34
Shares used in computing earnings per common share:
Basic	145,349	141,142	144,447	133,290
Diluted	149,672	147,512	149,108	149,084
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Consolidated net income	$115,621	$93,489	$354,526	$200,071
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	441	(972)	2,120	(873)
Total consolidated comprehensive income	116,062	92,517	356,646	199,198
Add: Comprehensive loss attributable to noncontrolling interests	2,556	—	2,556	—
Comprehensive income attributable to Illumina stockholders	$118,618	$92,517	$359,202	$199,198
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Consolidated net income	$354,526	$200,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	52,774	44,783
Amortization of intangible assets	40,884	37,839
Share-based compensation expense	97,104	114,089
Accretion of debt discount	29,828	27,989
Loss on extinguishment of debt	3,737	31,360
Incremental tax benefit related to share-based compensation	(121,703)	(102,639)
Deferred income taxes	83,679	30,428
Change in fair value of contingent consideration	(6,449)	(2,958)
Change in estimated cease-use loss	(3,047)	4,357
Cost-method investment gain, net	(15,482)	(4,427)
Other	5,488	6,369
Changes in operating assets and liabilities:
Accounts receivable	(121,309)	(37,733)
Inventory	(43,598)	(44,693)
Prepaid expenses and other current assets	(4,982)	(20,152)
Other assets	(428)	(5,262)
Accounts payable	49,532	14,748
Accrued liabilities	8,884	40,598
Accrued legal contingencies	15,000	22,147
Other long-term liabilities	(5,220)	3,808
Net cash provided by operating activities	419,218	360,722
Cash flows from investing activities:
Purchases of available-for-sale securities	(713,862)	(428,700)
Sales of available-for-sale securities	335,351	324,554
Maturities of available-for-sale securities	189,929	118,229
Net cash paid for acquisitions	(35,226)	(3,285)
Net sales proceeds from (purchases of) strategic investments	(4,100)	(6,755)
Purchases of property and equipment	(107,361)	(71,164)
Cash paid for intangible assets	(275)	(6,720)
Net cash used in investing activities	(335,544)	(73,841)
Cash flows from financing activities:
Payments on financing obligations	(216,207)	(29,880)
Payments on acquisition related contingent consideration liability	(1,500)	—
Proceeds from issuance of convertible notes	—	1,132,378
Repurchases of convertible notes	—	(1,244,721)
Incremental tax benefit related to share-based compensation	121,703	102,639
Common stock repurchases	(72,256)	(202,431)
Taxes paid related to net share settlement of equity awards	(95,157)	(9,668)
Proceeds from issuance of common stock	65,668	84,733
Contributions from noncontrolling interest owners	32,128	—
Net cash used in financing activities	(165,621)	(166,950)
Effect of exchange rate changes on cash and cash equivalents	(2,678)	(1,673)
Net (decrease) increase in cash and cash equivalents	(84,625)	118,258
Cash and cash equivalents at beginning of period	636,154	711,637
Cash and cash equivalents at end of period	$551,529	$829,895

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

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities (VIEs) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned by the Company to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and is therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. The Company continuously assesses whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the consolidation or deconsolidation, as the case may be.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of equity (net assets) in an entity that is not wholly-owned by the Company that is not attributable, directly or indirectly, to the Company. Noncontrolling interests with embedded redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity on the condensed consolidated balance sheets.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended September 27, 2015 and September 28, 2014 were both 13 and 39 weeks, respectively.

Significant Accounting Policies

During the three and nine months ended September 27, 2015, there have been no changes in to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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

Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Weighted average shares outstanding	145,349	141,142	144,447	133,290
Effect of potentially dilutive common shares from:
Convertible senior notes	1,670	1,972	2,013	3,967
Equity awards	2,653	4,124	2,648	4,367
Warrants	—	274	—	7,460
Weighted average shares used in calculation of diluted earnings per share	149,672	147,512	149,108	149,084
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	13	54	7	112

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	September 27, 2015				December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$32,962	$12	$(1)	$32,973	$51,308	$10	$(55)	$51,263
Corporate debt securities	608,622	193	(952)	607,863	502,924	46	(2,882)	500,088
U.S. Treasury securities	246,671	374	(4)	247,041	151,255	5	(394)	150,866
Total available-for-sale securities	$888,255	$579	$(957)	$887,877	$705,487	$61	$(3,331)	$702,217

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of September 27, 2015 were as follows (in thousands):

Estimated Fair Value
Due within one year	$390,385
After one but within five years	497,492
Total	$887,877

Cost-Method Investments

As of September 27, 2015 and December 28, 2014, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $54.7 million and $37.2 million, respectively, included in other assets. Revenue recognized from transactions with such companies were $16.1 million and $47.3 million, respectively, for the three and nine months ended September 27, 2015 and $14.7 million and $31.4 million, respectively, for the three and nine months ended September 28, 2014.

During the nine months ended September 27, 2015, the Company recognized gains on dispositions of cost-method investments of $18.0 million. During the nine months ended September 28, 2014, the Company recognized a gain of $4.4 million associated with additional proceeds received for a cost-method investment sold in a prior period. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment loss was recorded during the three and nine months ended September 27, 2015 or September 28, 2014.

Inventory

Inventory consists of the following (in thousands):

	September 27, 2015	December 28, 2014
Raw materials	$84,136	$73,179
Work in process	114,848	94,102
Finished goods	34,797	23,863
Total inventory	$233,781	$191,144

Goodwill

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require the Company to estimate the fair value of the reporting unit annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment is required. The Company performed its annual assessment for goodwill impairment in the second quarter of 2015, noting no impairment.

Changes in the Company’s goodwill balance during the nine months ended September 27, 2015 are as follows (in thousands):

Goodwill
Balance as of December 28, 2014	$724,904
Current period acquisitions	31,783
Balance as of September 27, 2015	$756,687

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

As of September 27, 2015, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of September 27, 2015 and December 28, 2014, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $61.3 million and $61.0 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 27, 2015	December 28, 2014
Accrued compensation expenses	$107,209	$112,606
Deferred revenue, current portion	84,432	75,294
Acquisition related contingent liability, current portion	36,175	44,124
Accrued taxes payable	29,457	38,942
Customer deposits	28,783	20,274
Reserve for product warranties	17,933	15,616
Accrued legal contingencies	15,000	—
Other	39,270	28,420
Total accrued liabilities	$358,259	$335,276

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

Changes in the Company’s reserve for product warranties during the three and nine months ended September 27, 2015 and September 28, 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Balance at beginning of period	$16,365	$13,000	$15,616	$10,407
Additions charged to cost of product revenue	6,916	6,803	20,737	16,616
Repairs and replacements	(5,348)	(5,370)	(18,420)	(12,590)
Balance at end of period	$17,933	$14,433	$17,933	$14,433

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and nine months ended September 27, 2015 and September 28, 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Balance at beginning of period	$36,677	$38,480	$37,700	$38,218
Adjustment to facility exit obligation	(5,935)	57	(5,278)	2,065
Accretion of interest expense	590	666	1,926	1,948
Cash payments	(1,539)	(1,153)	(4,555)	(4,181)
Balance at end of period	$29,793	$38,050	$29,793	$38,050

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

Investment in Helix

In July 2015, the Company obtained a 50% voting equity ownership interest in Helix Holdings I, LLC (Helix), a limited liability company formed with unrelated third party investors to pursue the development and commercialization of a marketplace for consumer genomics. The Company determined that Helix is a variable interest entity as the group of holders of at risk equity investments lacks the power to direct the activities of Helix that most significantly impact Helix’s economic performance. Additionally, the Company determined that it has (a) unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and no one individual party has unilateral power over the remaining significant activities of Helix and (b) the obligation to absorb losses of and the right to receive benefits from Helix that are potentially significant to Helix. As a result, the Company is deemed to be the primary beneficiary of Helix and is required to consolidate Helix.

The assets and liabilities of Helix are not significant to the Company’s financial position. Helix has an immaterial impact on the Company’s consolidated statements of operations and cash flows.

The Company has not provided financing to Helix outside its contractual arrangements, which include the contributions of certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions are recorded at their historical basis as they remain within the control of the Company. Helix is financed through cash contributions made by the third party investors in exchange for voting equity interests in Helix.

Redeemable Noncontrolling Interests

The noncontrolling interests in Helix contain a contingent put right exercisable by certain noncontrolling Helix investors that may require the Company to redeem all noncontrolling interests in cash at the then approximate fair market value. The fair value of the redeemable noncontrolling interests is considered a Level 3 instrument. Such redemption right is exercisable at the option of certain noncontrolling interest holders provided that a bona fide pursuit of the sale of Helix has occurred, and after the fifth anniversary of either January 1, 2016, or the date that Helix begins processing samples for commercial operations, whichever is earlier.

As such, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the consolidated balance sheet. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of September 27, 2015, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding equity interests.

The activity of the redeemable noncontrolling interests during the three months ended September 27, 2015 is as follows (in thousands):

Redeemable Noncontrolling Interests
Balance as of June 28, 2015	$—
Cash contributions	54,167
Amount held in escrow by third party	(22,039)
Net loss attributable to noncontrolling interests	(2,556)
Adjustment up to the redemption value	2,556
Balance as of September 27, 2015	$32,128

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 27, 2015 and December 28, 2014 (in thousands):

	September 27, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$185,885	$—	$—	$185,885	$431,172	$—	$—	$431,172
Debt securities in government-sponsored entities	—	32,973	—	32,973	—	51,263	—	51,263
Corporate debt securities	—	607,862	—	607,862	—	500,088	—	500,088
U.S. Treasury securities	247,041	—	—	247,041	150,866	—	—	150,866
Deferred compensation plan assets	—	25,382	—	25,382	—	23,486	—	23,486
Total assets measured at fair value	$432,926	$666,217	$—	$1,099,143	$582,038	$574,837	$—	$1,156,875
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$36,175	$36,175	$—	$—	$44,124	$44,124
Deferred compensation liability	—	24,086	—	24,086	—	20,310	—	20,310
Total liabilities measured at fair value	$—	$24,086	$36,175	$60,261	$—	$20,310	$44,124	$64,434

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

At September 27, 2015, the fair value of the contingent consideration liabilities consisted primarily of amounts related to the 2013 Verinata Health, Inc. acquisition. The Company reassesses the fair value of contingent consideration to be settled in cash related to its acquisitions on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include discount rates ranging from 6% to 20%, volatility of 50%, risk-free rate of 0.26%, revenue projections, and the probability of achieving regulatory milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The changes in the fair value of the contingent considerations during the three and nine months ended September 27, 2015 were due to changes in the estimated payments.
Changes in estimated fair value of contingent consideration liabilities during the nine months ended September 27, 2015 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 28, 2014	$44,124
Change in estimated fair value, recorded in acquisition related expense (gain), net	(6,449)
Cash payments	(1,500)
Balance as of September 27, 2015	$36,175

4. Convertible Senior Notes

As of September 27, 2015, the Company had outstanding $104.2 million in principal amount of 0.25% convertible senior notes due March 15, 2016 (2016 Notes), $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019 (2019 Notes), and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021 (2021 Notes).

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

As noted in the indentures for the 2019 and 2021 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2019 and 2021 Notes. Neither the 2019 nor the 2021 Notes were convertible as of September 27, 2015 and had no dilutive impact during the three and nine months ended September 27, 2015. If the 2019 and 2021 Notes were converted as of September 27, 2015, the if-converted value would not exceed the principal amount.

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920.0 million aggregate principal amount of 2016 Notes. The Company pays 0.25% interest per annum on the principal amount of the 2016 Notes semiannually in arrears in cash on March 15 and September 15 of each year. The 2016 Notes mature on March 15, 2016. The effective rate of the liability component was estimated to be 4.5%.

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 and will continue to be convertible through March 11, 2016.

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

As noted in the indenture for the 2016 Notes, it is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the 2016 Notes. The calculation of dilutive potential common shares outstanding for the three and nine months ended September 27, 2015 reflects the dilutive impact from the 2016 Notes. If the remaining 2016 Notes were converted as of September 27, 2015, the if-converted value would exceed the principal amount by $141.2 million.

During the nine months ended September 27, 2015, the Company recorded a loss on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the applicable interest rate was estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.

The following table summarizes information about the conversion of the 2016 Notes during the nine months ended September 27, 2015 (in thousands, except percentage):

2016 Notes
Cash paid for principal of notes converted	$215,859
Conversion value over principal amount paid in shares of common stock	$320,868
Number of shares of common stock issued upon conversion	1,564
Loss on extinguishment of debt	$3,737
Effective interest rate used to measure fair value of converted notes upon conversion	1.2% - 1.4%

Summary of Convertible Senior Notes

The following table summarizes information about the equity and liability components of all convertible senior notes outstanding as of the period reported (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices.

	September 27, 2015	December 28, 2014
Principal amount of convertible notes outstanding	$1,254,168	$1,470,027
Unamortized discount of liability component	(144,067)	(178,991)
Net carrying amount of liability component	1,110,101	1,291,036
Less: current portion	(102,166)	(304,256)
Long-term debt	$1,007,935	$986,780
Carrying value of equity component, net of debt issuance cost	$213,897	$215,283
Fair value of outstanding notes	$1,506,257	$2,021,750
Weighted-average remaining amortization period of discount on the liability component	4.8 years	5.2 years

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of product revenue	$2,567	$2,572	$7,012	$6,816
Cost of service and other revenue	498	311	1,243	880
Research and development	9,098	14,589	31,152	39,043
Selling, general and administrative	20,066	27,197	57,697	67,350
Share-based compensation expense before taxes	32,229	44,669	97,104	114,089
Related income tax benefits	(9,876)	(14,852)	(28,304)	(37,103)
Share-based compensation expense, net of taxes	$22,353	$29,817	$68,800	$76,986

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the nine months ended September 27, 2015 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.07% - 0.33%
Expected volatility	29% - 38%
Expected term	0.5 - 1.0 year
Expected dividends	—
Weighted-average fair value per share	$53.92

As of September 27, 2015, approximately $198.8 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.3 years.

6. Stockholders’ Equity

During the nine months ended September 27, 2015, the Company’s stockholders approved the 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan), which replaced both the 2005 Stock and Incentive Plan and the 2008 Verinata Health Stock Plan, and increased the maximum number of shares of common stock authorized for issuance by 2.7 million shares. As of September 27, 2015, approximately 8.3 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan.

Restricted Stock

The Company’s restricted stock activity and related information for the nine months ended September 27, 2015 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at December 28, 2014	108	2,841	1,257	$56.62	$92.35	$96.21
Awarded	—	119	12	—	$202.45	$204.44
Vested	(76)	(488)	—	$60.21	$72.71	—
Cancelled	—	(222)	(123)	—	$96.97	$97.24
Outstanding at September 27, 2015	32	2,250	1,146	$47.93	$101.98	$97.24
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the nine months ended September 27, 2015 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 28, 2014	3,211	$34.74
Exercised	(1,338)	$28.32
Cancelled	(77)	$10.65
Outstanding at September 27, 2015	1,796	$40.55

At September 27, 2015, outstanding options to purchase 1.8 million shares were exercisable with a weighted-average exercise price per share of $40.92.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended September 27, 2015, approximately 0.2 million shares were issued under the ESPP. As of September 27, 2015, there were approximately 14.5 million shares available for issuance under the ESPP.

Share Repurchases

In January 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. In addition, on May 1, 2015, the Company’s Board of Directors authorized $150.0 million of repurchases under a Rule 10b5-1 plan. During the three months ended September 27, 2015, 0.2 million shares for $37.5 million were repurchased. During the nine months ended September 27, 2015, the Company repurchased approximately 0.4 million shares for $72.2 million. Authorizations to repurchase up to an additional $208.1 million of the Company’s common stock remained available as of September 27, 2015. On October 29, 2015, the Company’s Board of Directors authorized a new discretionary share repurchase program of $250.0 million.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended September 27, 2015 were 10.3% and 20.9%, respectively. For the three and nine months ended September 27, 2015, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to a discrete tax benefit of $24.8 million related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a recent tax court opinion in which an unrelated third party was successful in challenging such charges. The variance from the U.S. federal statutory tax rate of 35% was also attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

8. Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 27, 2015, the Company had $15.0 million in accrued legal contingencies. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Next-Generation Sequencing

Next-generation sequencing has become an essential technology in our markets, and our portfolio of sequencing platforms represents a family of systems that are designed to meet the workflow, output, and accuracy demands of a full range of sequencing applications. We believe that the expanding sequencing market, along with an increase in the number of samples available and enhancements in our sequencing portfolio, will continue to drive demand for our next-generation sequencing technologies. As a result, we believe that our sequencing consumables revenue will continue to grow in future periods.

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

Financial Overview

Financial highlights for the first three quarters of 2015 include the following:

•
Net revenue increased by 20.7% during the first three quarters of 2015 to $1,628.2 million compared to the first three quarters of 2014. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services.

•
Gross profit as a percentage of revenue (gross margin) was 69.9% in the first three quarters of 2015 compared to 67.7% in the first three quarters of 2014. In the first three quarters of 2015, gross margins increased due to efficiencies and leverage in manufacturing operations, as well as a positive shift in product mix to sequencing consumables, offset in part by unfavorable foreign exchange fluctuations. In addition, gross profit and gross margin in the first three quarters of 2014 were negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; our cost structure for manufacturing operations; royalties; and our ability to create innovative and high premium products that meet or stimulate customer demand.

•
Income from operations increased by $157.0 million in the first three quarters of 2015 compared to the first three quarters of 2014, as a result of higher revenue, despite the increase in research and development and selling, general and administrative expenses, which we expect will continue to grow.

•
Our effective tax rate was 20.9% in the first three quarters of 2015, compared to 22.1% in the first three quarters of 2014. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to a discrete tax benefit of $24.8 million, related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a recent tax court opinion in which an unrelated third party was successful in challenging such charges. If this tax court opinion is overturned, our tax rate will be adversely impacted by the reversal of the discrete tax benefit recorded this quarter and any stock compensation that should have been included in the cost-sharing charges from this year going forward. The decrease from the U.S. federal statutory tax rate also resulted from the mix of earnings in jurisdictions with lower statutory tax rates from the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $1.4 billion as of September 27, 2015.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q3 2015	Q3 2014	YTD 2015	YTD 2014
Revenue:
Product revenue	85.6%	86.6%	85.5%	86.7%
Service and other revenue	14.4	13.4	14.5	13.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	22.0	23.5	22.1	25.1
Cost of service and other revenue	5.4	5.0	5.8	5.1
Amortization of acquired intangible assets	2.2	2.0	2.2	2.1
Total cost of revenue	29.6	30.5	30.1	32.3
Gross profit	70.4	69.5	69.9	67.7
Operating expense:
Research and development	18.0	17.7	17.6	18.2
Selling, general and administrative	24.8	24.9	23.2	25.5
Legal contingencies	2.7	1.6	0.9	0.6
Headquarter relocation	(0.9)	0.2	(0.2)	0.3
Acquisition related expense (gain), net	0.2	0.2	(0.4)	—
Total operating expense	44.8	44.6	41.1	44.6
Income from operations	25.6	24.9	28.8	23.1
Other income (expense):
Interest income	0.5	0.1	0.4	0.3
Interest expense	(2.3)	(2.3)	(2.2)	(2.3)
Cost-method investment gain, net	0.5	0.9	1.0	0.3
Other expense, net	(0.9)	(0.2)	(0.5)	(2.4)
Total other expense, net	(2.2)	(1.5)	(1.3)	(4.1)
Income before income taxes	23.4	23.4	27.5	19.0
Provision for income taxes	2.4	3.9	5.7	4.2
Consolidated net income	21.0	19.5	21.8	14.8
Add: Net loss attributable to noncontrolling interests	0.5	—	0.1	—
Net income attributable to Illumina stockholders	21.5%	19.5%	21.9%	14.8%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended September 27, 2015 and September 28, 2014 were both 13 and 39 weeks, respectively.
Revenue

(Dollars in thousands)	Q3 2015	Q3 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Product revenue	$470,824	$416,163	$54,661	13%	$1,392,711	$1,169,182	$223,529	19%
Service and other revenue	79,447	64,467	14,980	23	235,503	179,797	55,706	31
Total revenue	$550,271	$480,630	$69,641	14%	$1,628,214	$1,348,979	$279,235	21%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue.

QTD 2015 vs. QTD 2014

Revenue increased $69.6 million, or 14%, to $550.3 million in Q3 2015 compared to $480.6 million in Q3 2014.

Consumables revenue increased $59.8 million, or 23%, to $321.1 million in Q3 2015 compared to $261.3 million in Q3 2014, driven by growth in the sequencing instrument installed base.

Instrument revenue decreased $4.9 million, or 3%, to $145.4 million in Q3 2015 compared to $150.3 million in Q3 2014, due to decreases in HiSeq X and MiSeq shipments.

Service and other revenue increased $15.0 million, or 23%, to $79.4 million in Q3 2015 compared to $64.5 million in Q3 2014, driven primarily by the growth in NIPT services resulting from higher test volumes. Also contributing to the increase was revenue from genotyping services and extended instrument service contracts as our sequencing instrument installed base continues to grow.

Overall, these increases were negatively impacted by the foreign exchange fluctuations in the comparative periods. Absent these fluctuations, revenues would have grown 18% on a constant currency basis from Q3 2014 to Q3 2015.

YTD 2015 vs. YTD 2014

Revenue increased $279.2 million, or 21%, to $1,628.2 million in the first three quarters of 2015 compared to $1,349.0 million in the first three quarters of 2014.

Consumables revenue increased $182.2 million, or 24%, to $932.8 million in the first three quarters of 2015 compared to $750.6 million in the first three quarters of 2014, driven by growth in the sequencing instrument installed base.

Instrument revenue increased $40.8 million, or 10%, to $447.1 million in the first three quarters of 2015 compared to $406.3 million in the first three quarters of 2014, driven by shipments of our high-throughput platforms.

Service and other revenue increased $55.7 million, or 31%, to $235.5 million in the first three quarters of 2015 compared to $179.8 million in the first three quarters of 2014, driven by the growth in NIPT services resulting from higher test volumes. Revenue from extended instrument service contracts also contributed to the increase as our sequencing instrument installed base continues to grow.

Overall, these increases were negatively impacted by the foreign exchange fluctuations in the comparative periods. Absent these fluctuations, revenues would have grown 25% on a constant currency basis from the first three quarters of 2014 to the first three quarters of 2015.

Gross Margin

(Dollars in thousands)	Q3 2015	Q3 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Gross profit	$387,539	$333,941	$53,598	16%	$1,138,931	$912,773	$226,158	25%
Gross margin	70.4%	69.5%			69.9%	67.7%

QTD 2015 vs. QTD 2014

Gross margin increased to 70.4% in Q3 2015 from 69.5% in Q3 2014. In Q3 2014, gross margin was negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q. Gross margin was further affected by a positive shift in product mix to sequencing consumables, which carry a higher margin, partially offset by an unfavorable shift in foreign exchange rates.

YTD 2015 vs. YTD 2014

Gross margin increased to 69.9% in the first three quarters of 2015 compared to 67.7% in the first three quarters of 2014, primarily due to efficiencies and leverage in manufacturing operations and a positive shift in product mix to sequencing consumables, partially offset by unfavorable foreign exchange fluctuations. In addition, gross margin in the first three quarters of 2014 was negatively affected by legal contingency charges associated with Syntrix patent litigation subsequently settled in November 2014. See details on this matter in note “8. Legal Proceedings” in Part I, Item 1 of this Form 10-Q.

Operating Expense

(Dollars in thousands)	Q3 2015	Q3 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Research and development	$99,226	$85,082	$14,144	17%	$287,180	$245,108	$42,072	17%
Selling, general and administrative	136,648	119,888	16,760	14	377,406	344,110	33,296	10
Legal contingencies	15,000	7,705	7,295	95	15,000	7,705	7,295	95
Headquarter relocation	(5,226)	870	(6,096)	(701)	(3,047)	4,357	(7,404)	(170)
Acquisition related expense (gain), net	1,109	903	206	23	(6,449)	(335)	(6,114)	1,825
Total operating expense	$246,757	$214,448	$32,309	15%	$670,090	$600,945	$69,145	12%

QTD 2015 vs. QTD 2014

Research and development expense increased by $14.1 million, or 17%, in Q3 2015 from Q3 2014, primarily due to increased headcount as we continue to invest in the development of our products as well as enhancements to existing products.

Selling, general and administrative expense increased by $16.8 million, or 14%, in Q3 2015 from Q3 2014, primarily driven by increased headcount to support our continued growth, investments in scaling our operations, and start-up costs related to our Helix joint venture.

Legal contingencies in Q3 2015 and Q3 2014 represent charges related to litigation matters.

Headquarter relocation costs for Q3 2015 include a net gain related to a change in a lease exit liability, partially offset by accretion of interest on such liability.

YTD 2015 vs. YTD 2014

Research and development expense increased by $42.1 million, or 17%, in the first three quarters of 2015 compared to the first three quarters of 2014, primarily due to increased headcount and outside services as we continue to invest in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $33.3 million, or 10%, in the first three quarters of 2015 compared to the first three quarters of 2014, primarily driven by increased headcount to support our continued growth, investments in scaling our operations, and start-up costs related to our Helix joint venture.

Legal contingencies for the first three quarters of 2015 and 2014 represent charges related to litigation matters.

Headquarter relocation costs for the first three quarters of 2015 include a net gain related to a change in a lease exit liability recorded in Q3, partially offset by accretion of interest on such liability.

Other Expense, Net

(Dollars in thousands)	Q3 2015	Q3 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Interest income	$2,767	$534	$2,233	418%	$5,804	$2,954	$2,850	96%
Interest expense	(12,821)	(10,987)	(1,834)	17	(35,190)	(30,652)	(4,538)	15
Cost-method investment gain, net	2,900	4,427	(1,527)	(34)	15,482	4,427	11,055	250
Other expense, net	(4,711)	(1,024)	(3,687)	360	(6,802)	(31,860)	25,058	(79)
Total other expense, net	$(11,865)	$(7,050)	$(4,815)	68%	$(20,706)	$(55,131)	$34,425	(62)%

QTD 2015 vs. QTD 2014

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in interest expense in Q3 2015 compared to Q3 2014 was due to the issuance in June 2014 of our 2019 and 2021 Notes, partially offset by the impact from the concurrent repurchase of $600.0 million in principal amount of our 2016 Notes.

Other expense, net, in Q3 2015 primarily consists of a $3.5 million loss on extinguishment of debt. There were no such losses in the same period of the prior year.

YTD 2015 vs. YTD 2014

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in interest expense in the first three quarters of 2015 compared to the first three quarters of 2014 was due to the issuance in June 2014 of our 2019 and 2021 Notes, partially offset by the impact from the concurrent repurchase of $600.0 million in principal amount of our 2016 Notes.

Cost-method investment gain, net, during the first three quarters of 2015 consisted primarily of gains on dispositions of cost-method investments partially offset by impairment charges on other investments.

Other expense, net, in the first three quarters of 2014 was negatively impacted by $31.4 million loss on extinguishment of debt recorded as a result of the repurchase of $600.0 million in principal amount of our 2016 Notes.

Provision for Income Taxes

(Dollars in thousands)	Q3 2015	Q3 2014	Change	% Change	YTD 2015	YTD 2014	Change	% Change
Income before income taxes	$128,917	$112,443	$16,474	15%	$448,135	$256,697	$191,438	75%
Provision for income taxes	13,296	18,954	(5,658)	(30)	93,609	56,626	36,983	65
Consolidated net income	$115,621	$93,489	$22,132	24%	$354,526	$200,071	$154,455	77%
Effective tax rate	10.3%	16.9%			20.9%	22.1%

QTD 2015 vs. QTD 2014

Our effective tax rate was 10.3% for Q3 2015 compared to 16.9% in Q3 2014. The variance from the U.S. federal statutory tax rate of 35% in Q3 2015 was primarily attributable to a discrete tax benefit of $24.8 million, related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a recent tax court opinion in which an unrelated third party was successful in challenging such charges. In addition, we generated a higher mix of foreign earnings, such as earnings from Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate. The variance from the U.S. federal statutory tax rate of 35% in Q3 2014 was primarily attributable to the reversal of the valuation allowance on foreign tax credits and the removal of uncertain tax positions associated with statute expirations, which were recorded as discrete items in the quarter. In addition, we generated a higher mix of foreign earnings, such as earnings from Singapore and the United Kingdom, which were taxed at rates lower than the U.S. federal statutory tax rate.

YTD 2015 vs. YTD 2014

Our effective tax rate was 20.9% in the first three quarters of 2015. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to a discrete tax benefit of $24.8 million, related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a recent tax court opinion in which an unrelated third party was successful in challenging such charges. The decrease from the U.S. federal statutory tax rate also resulted from the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. In the first nine months of 2014, our effective tax rate was 22.1%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the reversal of the valuation allowance on foreign tax credits and the removal of uncertain tax positions associated with statute expirations, which were recorded as discrete items. The difference from the statutory rate also resulted from a higher mix of foreign earnings, such as earnings in Singapore and the United Kingdom, which were taxed at rates lower than the U.S federal statutory tax rate and the tax treatment of the loss on extinguishment of debt.

Liquidity and Capital Resources

At September 27, 2015, we had approximately $551.5 million in cash and cash equivalents, of which approximately $325 million were held by our foreign subsidiaries. Cash and cash equivalents decreased by $84.6 million from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of September 27, 2015, we had $887.9 million in short-term investments. Short-term investments held by our foreign subsidiaries as of September 27, 2015 were approximately $468 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

As of September 27, 2015, $104.2 million in principal amount of our 2016 Notes remained outstanding, with a maturity date of March 15, 2016. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 and will continue to be convertible through March 11, 2016. During the first three quarters of 2015, $215.9 million in principal of the 2016 Notes were converted. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over principal amount in shares of common stock. The convertible senior notes due 2019 and 2021 were not convertible as of September 27, 2015.

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

As of September 27, 2015, we had $36.2 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

During the first three quarters of 2015, we used $72.2 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. On May 1, 2015, our Board of Directors authorized $150.0 million of additional repurchases under a Rule 10b5-1 plan. As of September 27, 2015, $208.1 million remained available under the authorized programs in aggregate. On October 29, 2015, the Company’s Board of Directors authorized a new discretionary share repurchase program of $250.0 million.

The noncontrolling interests in Helix contain a contingent put right exercisable by certain noncontrolling Helix investors that may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders provided that a bona fide pursuit of the sale of Helix has occurred, and after the fifth anniversary of either January 1, 2016, or the date that Helix begins processing samples for commercial operations, whichever is earlier. The fair value of the redeemable noncontrolling interests as of September 27, 2015 was $32.1 million.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	YTD 2015	YTD 2014
Net cash provided by operating activities	$419,218	$360,722
Net cash used in investing activities	(335,544)	(73,841)
Net cash used in financing activities	(165,621)	(166,950)
Effect of exchange rate changes on cash and cash equivalents	(2,678)	(1,673)
Net (decrease) increase in cash and cash equivalents	$(84,625)	$118,258

Operating Activities

Net cash provided by operating activities in the first three quarters of 2015 consisted of net income of $354.5 million plus net adjustments of $166.8 million partially offset by net changes in operating assets and liabilities of $102.1 million. The primary non-cash expenses added back to net income included share-based compensation of $97.1 million, depreciation and amortization expenses of $93.7 million, deferred income taxes of $83.7 million, and accretion of debt discount of $29.8 million. These non-cash add-backs were partially offset by $121.7 million in incremental tax benefit related to share-based compensation, $15.5 million in net cost-method investment gain and $6.4 million in change in fair value of contingent consideration. Cash flow impact from changes in net operating assets included increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventory.

Net cash provided by operating activities in the first three quarters of 2014 consisted of net income of $200.1 million plus net adjustments of $187.2 million partially offset by net changes in operating assets and liabilities of $26.5 million. The primary non-cash expenses added back to net income included share-based compensation of $114.1 million, depreciation and amortization expenses of $82.6 million, loss on extinguishment of debt of $31.4 million, deferred income taxes of $30.4 million, and accretion of debt discount of $28.0 million. These non-cash add-backs were partially offset by $102.6 million in incremental tax benefit related to share-based compensation. The main drivers for the change in net operating assets were increases in inventory, accounts receivable, and prepaid and other assets, partially offset by increases in accrued liabilities, and accrued legal contingencies.

Investing Activities

Net cash used in investing activities totaled $335.5 million for the first three quarters of 2015. We purchased $713.9 million of available-for-sale securities and $525.3 million of our available-for-sale securities matured or were sold during the period. We invested $107.4 million in capital expenditures primarily associated with machinery and equipment, facilities, and information technology equipment and systems primarily related to our enterprise resource planning system implementation.

Net cash used in investing activities totaled $73.8 million for the first three quarters of 2014. We purchased $428.7 million of available-for-sale securities and $442.8 million of our available-for-sale securities matured or were sold during the period. We also invested $71.2 million in capital expenditures primarily associated with the purchase of manufacturing, research, and development equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Net cash used in financing activities totaled $165.6 million for the first three quarters of 2015. We used $95.2 million to pay taxes related to net share settlement of equity awards and $72.3 million to repurchase our common stock. We used $216.2 million to repay financing obligations. We received $121.7 million in incremental tax benefit related to share-based compensation and $65.7 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan. Contributions from noncontrolling owners were $32.1 million.

Net cash used in financing activities totaled $167.0 million for the first three quarters of 2014. We received $1,132.4 million in proceeds from the issuance of $1,150.0 million of our convertible senior notes due 2019 and 2021, net of issuance costs paid in the period. We used $1,244.7 million to repurchase $600.0 million in principal of our 2016 Notes and paid $29.9 million in conversions of our convertible senior notes due 2014. We used $202.4 million to repurchase our common stock. We received $102.6 million in incremental tax benefit related to share-based compensation and $84.7 million in proceeds from the issuance of our common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2015, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters of 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the nine months ended September 27, 2015, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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

During Q3 2015, we transitioned to a new enterprise resource planning system (ERP) and, accordingly, modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during Q3 2015 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, we are currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended September 27, 2015.

Purchases of Equity Securities by the Issuer

In January 2014, the Company’s Board of Directors authorized up to $250.0 million to repurchase shares of the Company’s common stock on a discretionary basis. In addition, on May 1, 2015, the Company’s Board of Directors authorized $150.0 million of additional repurchases under a Rule 10b5-1 plan. The following table summarizes shares repurchased pursuant to these programs during the three months ended September 27, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 29, 2015 - July 26, 2015	—	—	—	$245,620,362
July 27, 2015 - August 23, 2015	28,742	$208.75	28,742	$239,620,537
August 24, 2015 - September 27, 2015	159,271	$197.77	159,271	$208,121,681
Total	188,013	$199.45	188,013	$208,121,681
___________
(1) All shares purchased during the three months ended September 27, 2015, were made in open-market transactions under a Rule 10b5-1 plan.

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

ILLUMINA, INC. (registrant)

Date:	November 2, 2015	/s/ MARC A. STAPLEY
Marc A. Stapley Senior Vice President and Chief Financial Officer