Form 10-K
period 2016-01-03
ILLUMINA INC
filed 2016-03-02
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of February 19, 2016, there were 147.0 million shares (excluding 40.1 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The NASDAQ Global Select Market on June 26, 2015 (the last trading day before June 28, 2015), was $31.2 billion. This amount excludes an aggregate of approximately 1.4 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2016

Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” or the negative of these terms, and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	our expectations as to our future financial performance, results of operations, or other operational results or metrics;

•
the benefits that we expect will result from our business activities and certain transactions we have completed, such as product introductions, increased revenue, decreased expenses, and avoided expenses and expenditures;

•	our expectations of the effect on our financial condition of claims, litigation, contingent liabilities, and governmental investigations, proceedings, and regulations;

•	our strategies or expectations for product development, market position, financial results, and reserves; and

•	other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and to expand the markets for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to identify and integrate acquired technologies, products, or businesses successfully;

•	our expectations and beliefs regarding prospects and growth for the business and its markets;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the outcome of pending legal proceedings and any liability, that we may incur as a result of those proceedings;

•	uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A “Risk Factors” below, or in information disclosed in public conference calls, the date and time of which are released beforehand.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation, and do not intend, to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, or to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of any current financial quarter, in each case whether as a result of new information, future developments, or otherwise.

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

_______________________________________

Illumina®, 24sure®, BaseSpace®, BeadArray, BlueFish®, BlueFuse®, BlueGnome®, cBot, CSPro®, DASL®, DesignStudio, Epicentre®, ForenSeq, Genetic Energy®, GenomeStudio®, GoldenGate®, HiScan®, HiSeq®, HiSeq X®, Infinium®, iScan®, iSelect®, MiniSeq, MiSeq®, MiSeqDx®, MiSeq FGx, NeoPrep, NextBio®, Nextera®, NextSeq®, SeqMonitor, TruGenome®, TruSeq®, TruSight®, Understand Your Genome®, UYG®, VeraCode®, verifi®, VeriSeq, the pumpkin orange color, and the Genetic Energy streaming bases design are certain of our trademarks. This report also contains brand names, trademarks, or service marks of companies other than Illumina, and these brand names, trademarks, and service marks are the property of their respective holders.

_______________________________________

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.

PART I

ITEM 1.    Business.

Overview

We are the global leader in sequencing- and array-based solutions for genetic analysis. Our products and services serve customers in a wide range of markets, enabling the adoption of genomic solutions in research and clinical settings. We were incorporated in California in April 1998 and reincorporated in Delaware in July 2000. Our principal executive offices are located at 5200 Illumina Way, San Diego, California 92122. Our telephone number is (858) 202-4500.
Our customers include leading genomic research centers, academic institutions, government laboratories, and hospitals, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic laboratories, and consumer genomics companies.
Our portfolio of integrated systems, consumables, and analysis tools is designed to accelerate and simplify genetic analysis. This portfolio addresses the range of genomic complexity, price points, and throughput, enabling customers to select the best solution for their research or clinical challenge.
Over the past five years, we have made key acquisitions to provide our customers with more comprehensive sample-to-answer solutions and to enable our goal of becoming a leader in the clinical market. These include:

•	GenoLogics Life Sciences Software Inc., a developer of industry-leading laboratory information management systems, in August 2015;

•	Myraqa, Inc., a regulatory and quality consulting firm specializing in IVDs and companion diagnostics, in July 2014;

•	NextBio, a provider of clinical and genomic informatics, in November 2013;

•	Advanced Liquid Logic Inc., a developer of digital microfluidics and liquid handling solutions, in July 2013;

•	Verinata Health, Inc., a provider of non-invasive tests for the early identification of fetal chromosomal abnormalities, in February 2013;

•	BlueGnome Ltd., a provider of cytogenetics and in vitro fertilization screening solutions, in September 2012; and

•	Epicentre Technologies Corporation, a provider of nucleic-acid sample preparation reagents and specialty enzymes for sequencing and array applications, in January 2011.

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

By empowering genetic analysis and facilitating a deeper understanding of genetic variation and function, our tools advance disease research, drug development, and the creation of molecular diagnostic tests. We believe that this will trigger a fundamental shift in the practice of medicine and health care and that the increased emphasis on preventive and predictive molecular medicine will usher in the era of precision health care.

Our Principal Markets

Our organization is structured to target the markets and customers outlined below.

Life Sciences

Historically, our core business has been in the life sciences research market. This includes laboratories associated with universities, research centers, and government institutions, along with biotechnology and pharmaceutical companies. Researchers at these institutions use our products and services for basic and translational research across a spectrum of scientific applications, including targeted, exome, and whole-genome sequencing; genetic variation; gene expression; epigenetics; and metagenomics. Increasingly, these techniques are migrating to next-generation sequencing (NGS) due to the declining costs of NGS technologies and the ability of NGS to provide vast amounts of data, resulting in improved discovery performance as compared to arrays. Both private and public funding drive this research, along with global initiatives to characterize genetic variation.

We also serve applied markets in life sciences, such as agrigenomics, forensic genomics, and transplant biology. In agrigenomics, government and corporate researchers use our sequencing- and array-based tools to explore the genetic and biological basis for productivity and nutritional constitution in crops and livestock. Researchers can identify natural and novel genomic variation and deploy genome-wide marker-based applications to accelerate breeding and production of healthier and higher-yielding crops and livestock. In forensic genomics, major law enforcement agencies use sequencing to investigate criminal cases, as do military and security intelligence agencies. In transplant diagnostics, we offer a sample-to-answer solution to perform high resolution HLA typing in a single assay, which enables users to determine how closely the tissues of one person match the tissues of another person.

Clinical Genomics

We provide sample-to-answer solutions to our customers in two key areas of translational and clinical genomics: reproductive and genetic health, and oncology.

Illumina provides reproductive-health solutions, including preimplantation genetic screening and diagnosis (PGS and PGD), noninvasive prenatal testing (NIPT), and neonatal and genetic health testing. Our PGS solution is used with in vitro fertilization (IVF) to determine, before implantation, whether an embryo has an abnormal number of chromosomes, which is a major cause of IVF failure and miscarriages. In the case of PGD, the technology determines which embryos are free from gene variants associated with genetic diseases. Our technology enables NIPT for early identification of fetal chromosomal abnormalities by analyzing cell-free DNA in maternal blood.

Cancer is a disease of the genome, and the goal of cancer genomics is to identify genomic changes that transform a normal cell into a cancerous one. Understanding these genomic changes improves diagnostic accuracy, increases understanding of the prognosis, and enables oncologists to target therapies to individuals. Customers in the translational and clinical oncology markets use Illumina sequencing- and array-based solutions to perform research that may help identify individuals who are genetically predisposed to cancer. Customers also utilize our technology to identify the molecular changes in a tumor so that physicians can tailor treatment based on the genetic variation. We believe that circulating tumor DNA (ctDNA) will become an important clinical tool for managing oncology patients during all stages of tumor progression. Our technology is being used to research the implications of ctDNA in treatment determination, treatment monitoring, minimal residual disease, and asymptomatic screening. In early 2016, we formed a new company, GRAIL, Inc., which is majority owned by Illumina and funded by Illumina and outside investors, to develop a pan-cancer screening test enabled by our sequencing technology.

To advance genomic-based precision oncology care, we are working with key opinion leaders to set standards for NGS-based assays in routine clinical oncology practice and to define regulatory frameworks for this new testing paradigm.

Enterprise Informatics

Enterprise informatics solutions increase the utility of genomic data by allowing customers to aggregate, analyze, archive, and share genomic data. Integrating our instruments with data-analysis software allows customers to go from their biological sample, through the raw genomic data, to meaningful results. Our BaseSpace platform, which can be hosted onsite or in the cloud, integrates directly with our sequencing instruments. It facilitates data sharing, provides data-storage solutions, and streamlines analysis through a growing number of applications from Illumina and the bioinformatics community.

In 2013, we acquired NextBio, a platform for aggregating and analyzing large quantities of genomic and phenotypic data. Translational researchers use this tool to understand the efficacy of drug therapies and identify trends in patient outcomes. We believe that large-scale genomic databases containing genomic and phenotypic information will enhance the value of human genome sequencing and accelerate the pace of discovery.

Our Principal Products and Technologies

Our unique technology platforms support the scale of experimentation necessary for population-scale studies, genome-wide discovery, target selection, and validation studies (see Figure 1 below). Customers use our products to analyze the genome at all levels of complexity, from whole-genome sequencing to targeted panels. A large and dynamic Illumina user community has published approximately 32,000 customer-authored scientific papers using our technologies. Through rapid innovation, we are changing the economics of genetic research, enabling projects that were previously considered impossible, and supporting clinical advances towards precision medicine.

Most of our product sales consist of instruments and consumables (which include reagents, flow cells, and microarrays) based on our proprietary technologies. For the fiscal years ended January 3, 2016, December 28, 2014, and December 29, 2013, instrument sales comprised 27%, 30%, and 26%, respectively, of total revenues, and consumable sales represented 58%, 56%, and 62%, respectively, of total revenues.

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

Our DNA sequencing technology is based on our proprietary reversible terminator-based sequencing chemistry, referred to as sequencing by synthesis (SBS) biochemistry. SBS tracks the addition of labeled nucleotides as the DNA chain is copied in a massively parallel fashion. Our SBS sequencing technology provides researchers with a broad range of applications and the ability to sequence even large mammalian genomes in a day rather than weeks or years.

Our sequencing platforms can generate between 500 megabases (Mb) and 1.8 terabases (Tb) (equivalent to 16 human genomes) of genomic data in a single run, depending on the instrument and application. There are different price points per gigabase (Gb) for each instrument, and for different applications, which range from small-genome, amplicon, and targeted gene-panel sequencing to population-scale whole human genome sequencing. Since we launched our first sequencing system in 2007, our systems have reduced the cost of sequencing by more than a factor of 10,000. In addition, the sequencing time per Gb has dropped by a factor of nearly 2,000.

For the fiscal years ended January 3, 2016, December 28, 2014, and December 29, 2013, sequencing revenue comprised 86%, 81%, and 73%, respectively, of total revenues.

Arrays

Arrays are used for a broad range of DNA and RNA analysis applications, including SNP genotyping, CNV analysis, gene expression analysis, and methylation analysis, and allow for the detection of millions of known genetic markers on a single array.

Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform many assays simultaneously. This facilitates large-scale analysis of genetic variation and biological function in a uniquely high-throughput, cost-effective, and flexible manner. Using our BeadArray technology, we achieve high-throughput analysis via a high density of test sites per array and the ability to format arrays in various configurations. Varying the size, shape, and format of the substrate into which the beads self-assemble and creating specific bead types for different applications lets us address multiple markets and market segments. Both our iScan array scanner system and our NextSeq 550 system can be used to image the arrays.

For the fiscal years ended January 3, 2016, December 28, 2014, and December 29, 2013, array revenue comprised 14%, 19%, and 27%, respectively, of total revenues.

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

Customers use Illumina array-based genotyping consumables for a wide range of analyses, including diverse species, disease-related mutations, and genetic characteristics associated with cancer. Customers can select from a range of human, animal, and agriculturally relevant genome panels or create their own custom arrays to investigate millions of genetic markers targeting any species.

Our Services

In addition to selling products, we provide whole-genome sequencing, genotyping, and NIPT services. Human whole-genome sequencing services are provided through our CLIA-certified, CAP-accredited laboratory. Using our services, customers can perform whole-genome sequencing projects (including phasing and long-read sequencing services) and microarray projects (including large-scale genotyping studies and whole-genome association studies). We also provide NIPT services through our partner laboratories that direct samples to us on a test send-out basis in our CLIA-certified, CAP-accredited laboratory.

Intellectual Property

We have an extensive intellectual property portfolio. As of February 1, 2016, we own or have exclusive licenses to 577 issued U.S. patents and 406 pending U.S. patent applications, including 34 allowed applications that have not yet issued as patents. Our issued patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, and chemical-detection technologies, and have terms that expire between 2016 and 2036. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

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

We are party to various exclusive and nonexclusive license agreements and other arrangements with third parties that grant us rights to use key aspects of our sequencing and array technologies, assay methods, chemical detection methods, reagent kits, and scanning equipment. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2016 and 2032. We have additional nonexclusive license agreements with various third parties for other components of our products. In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation, and require that we pay customary royalties.

Research and Development

Illumina has historically made substantial investments in research and development. Our research and development efforts prioritize continuous innovation coupled with product evolution.

Research and development expenses for fiscal 2015, 2014, and 2013 were $401.5 million, $388.1 million, and $276.7 million, respectively. We expect research and development expense to increase during 2016 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In each of these areas, dedicated sales, service, and application-support personnel are expanding and supporting their respective customer bases. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa. We expect to continue increasing our sales and distribution resources during 2016 and beyond as we launch new products and expand our potential customer base.

Manufacturing

We manufacture sequencing and array platforms, reagent kits, and scanning equipment. In 2015, we continued to increase our manufacturing capacity to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

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

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, and the Asia-Pacific region. Shipments to customers outside the United States totaled $1,012.4 million, or 46% of our total revenue, during fiscal 2015, compared to $910.7 million, or 49%, and $706.5 million, or 50%, in fiscal 2014 and 2013, respectively. The U.S. dollar has been determined to be the functional currency of the Company’s international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “12. Segment Information, Geographic Data, and Significant Customers” in Part II, Item 8 of this Form 10-K for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $560 million as of January 3, 2016. Generally, our backlog consists of orders believed to be firm as of the balance-sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect most of the backlog as of January 3, 2016, to be shipped within the fiscal year ending January 1, 2017, with the most notable exception being $130 million in backlog related to the Genomics England sequencing services project. Although we generally recognize revenue upon the transfer of title to a customer, some customer agreements or applicable accounting treatments might require us to defer the recognition of revenue beyond title transfer.

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

Employees

As of January 3, 2016, we had more than 4,600 employees. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. In addition, we employ a number of temporary and contract employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

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

We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, or transition requirements or programs with respect to newly launched products (or products in development), which could adversely affect sales of our existing products. For instance, in January 2016 we announced an expansion to our sequencing instrument platforms, the MiniSeq system, and we previewed a new sequencing system currently under development that will deploy SBS chemistry on a semiconductor chip. If our products and services are not able to deliver the performance or results expected by our target markets or are not delivered on a timely basis, our reputation and credibility may suffer. If we encounter development challenges or discover errors in our products late in our development cycle, we may delay the product launch date. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business, financial condition, or results of operations.

When we introduce or announce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand (including with respect to our existing products), manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Our failure to effectively manage product transitions or introductions could adversely affect our business, financial condition, or results of operations.

Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function.

We design our products primarily for applications in the life sciences, diagnostic, agricultural, and pharmaceutical industries. The usefulness of our technologies depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are focusing on markets for analysis of genetic variation and biological function, namely sequencing, genotyping, and gene expression profiling. These markets are relatively new and emerging, and they may not develop as quickly as we anticipate, or reach their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not be able to successfully analyze raw genetic data or be able to convert raw genetic data into medically valuable information. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect.

We face intense competition, which could render our products obsolete, result in significant price reductions, or substantially limit the volume of products that we sell.

We compete with life sciences companies that design, manufacture, and market products for analysis of genetic variation and biological function and other applications using a wide range of competing technologies. We anticipate that we will continue to face increased competition as existing companies develop new or improved products and as new companies enter the market with new technologies. One or more of our competitors may render one or more of our technologies obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, a more established customer base, and more experience in research and development than we do. Furthermore, life sciences, clinical genomics, and pharmaceutical companies, which are our potential customers and strategic partners, could also develop competing products. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product; therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop or supply new products, our competitive position may suffer.

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

Our products incorporate complex, precision-manufactured mechanical parts, electrical components, optical components, and fluidics, as well as computer software, any of which may contain errors or failures, especially when first introduced. In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Defects or errors in our products may discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. Identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Because our products are designed to be used to perform complex genomic analysis, we expect that our customers will have an increased sensitivity to such defects. If we do not meet applicable regulatory or quality standards, our products may be subject to recall, and, under certain circumstances, we may be required to notify applicable regulatory authorities about a recall. If our products are subject to recall or shipment holds, our reputation, business, financial condition, or results of operations could be adversely affected.
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

Physicians and patients may not order diagnostic tests that we develop, market, or sell, such as our verifi prenatal test, unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests that involve new technologies or provide novel diagnostic information. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on diagnostic product suppliers to reduce their prices. Reimbursement by a payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	included in clinical practice guidelines.
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

We depend on third-party manufacturers and suppliers for some of our products, or sub-assemblies, components, and materials used in our products, and if shipments from these manufacturers or suppliers are delayed or interrupted, or if the quality of the products, components, or materials supplied do not meet our requirements, we may not be able to launch, manufacture, or ship our products in a timely manner, or at all.

The complex nature of our products requires customized, precision-manufactured sub-assemblies, components, and materials that currently are available from a limited number of sources, and, in the case of some sub-assemblies, components, and materials, from only a single source. If deliveries from these vendors are delayed or interrupted for any reason, or if we are otherwise unable to secure a sufficient supply, we may not be able to obtain these sub-assemblies, components, or materials on a timely basis or in sufficient quantities or qualities, or at all, in order to meet demand for our products. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, in whole or in part, or develop these capabilities internally, and there can be no assurance that we will be able to do this on a timely basis, in sufficient quantities, or on commercially reasonable terms. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort required to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs or at all. In addition, the manufacture or shipment of our products may be delayed or interrupted if the quality of the products, sub-assemblies, components, or materials supplied by our vendors does not meet our requirements. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, or results of operations.

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

We continue to rapidly increase our manufacturing and service capacity to meet the anticipated demand for our products. Although we have significantly increased our manufacturing and service capacity and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our current business plans, there are uncertainties inherent in expanding our manufacturing and service capabilities, and we may not be able to sufficiently increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. Also, we may not manufacture the right product mix to meet customer demand, especially as we introduce new products. As a result, we may experience difficulties in meeting customer, collaborator, and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions and quality control issues that have temporarily reduced or suspended production of certain products. Due to the intricate nature of manufacturing complex instruments, consumables, and products that contain DNA and enzymes, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products (or to produce them economically), prevent us from achieving expected performance levels, any of which could adversely affect our business, financial condition, or results of operations.

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

Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, the continued growth of our business depends on our ability to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, software, engineering, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science and technology companies, universities, and research institutions. Competition for these individuals, particularly in the San Diego and San Francisco areas, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel could prevent us from pursuing collaborations or developing our products or technologies. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use share-based compensation, including restricted stock units and performance stock units to attract key personnel, incentivize them to remain with us, and align their interests with those of the Company by building long-term stockholder value. If our stock price decreases, the value of these equity awards decreases and therefore reduces a key employee’s incentive to stay.

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

Our strategic investments and joint ventures may result in losses.

We periodically make strategic investments in various public and private companies with businesses or technologies that may complement our business. In addition, we periodically form companies, such as GRAIL and Helix, that remain consolidated with our financial statements but receive substantial funding from third-party investors who are granted certain control and governance rights. The market values of these strategic investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies would require us to record losses related to our investment. This could result in future charges to our earnings. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

Security breaches, including with respect to cyber-security, and other disruptions could compromise our information, products, and services and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information (and that of our customers), and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or breached due to employee error, malfeasance, or other disruptions. As a leader in the field of genetic analysis, we may face cyber-attacks that attempt to penetrate our network security, including our data centers; sabotage or otherwise disable our research, products, and services, including instruments at our customers’ sites; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our internal systems and services. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

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

Our products and services are used for sensitive applications, and we face an inherent risk of exposure to product or service liability claims if our products or services are alleged to have caused harm, resulted in false negatives or false positives, or do not perform in accordance with specifications. Product liability claims filed against us or against third parties who we may have an obligation could be costly and time-consuming to defend and result in substantial damages or reputational risk. We cannot be certain that we would be able to successfully defend any product or service liability lawsuit brought against us. Regardless of merit or eventual outcome, product or service liability claims may result in:

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing facilities in Singapore. Shipments to customers outside the United States comprised 46%, 49%, and 50% of our total revenue for fiscal years 2015, 2014, and 2013, respectively.

During 2015, a significant portion of our sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

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

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. To meet the anticipated growth in our business, we may incur fixed expenses, such as costs related to facility expansions, before we generate revenue sufficient to fully support such expenses. In addition, we expect operating expenses to continue to increase significantly in absolute dollars, and we expect that our research and development and selling and marketing expenses will increase at a higher rate in the future as a result of the development and launch of new products. Accordingly, our ability to sustain profitability will depend in part on the rate of growth, if any, of our revenue and on the level of our expenses, and if revenue does not grow as anticipated, we may not be able to maintain annual or quarterly profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. In addition, non-cash share-based compensation expense and expenses related to prior and future acquisitions are also likely to continue to adversely affect our future profitability. Due to the possibility of significant fluctuations in our revenue and expenses, particularly from quarter to quarter, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.

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

Disruption of critical information technology systems or material breaches in the security of our systems could have an adverse effect on our operations, business, customer relations, and financial condition.

Information technology systems (IT) help us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including product manufacturing and supply chain, sales forecast, order fulfillment and billing, customer service, logistics, and management of financial reports and data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, computer denial-of-

service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

If we do not allocate and effectively manage the resources necessary to build and sustain the proper IT infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired. Any such impairment could adversely affect our reputation, financial condition, results of operations, cash flows, and the timeliness with which we report our internal and external operating results.

As a part of our ongoing effort to upgrade our IT systems, in 2015 we implemented new enterprise resource planning software and other software applications to manage certain of our business operations. As we continue to adjust our work-flow and business practices and add additional functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, inventories, business combinations and intangible asset valuations, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. In particular, accounting rules related to companies that we form together with, or that receive substantial funding from, third-party investors such as GRAIL and Helix are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition.

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

As of January 3, 2016, we had $75.5 million aggregate principal amount of convertible notes due 2016, $632.5 million aggregate principal amount of convertible notes due 2019, and $517.5 million aggregate principal amount of convertible notes due 2021 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock remains significantly above the conversion price of $83.55 with respect to convertible notes due 2016, we believe that some noteholders will elect to convert the applicable notes. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 4.5% with respect to convertible notes due 2016, 2.9% with respect to convertible notes due 2019, and

3.5% with respect to convertible notes due 2021. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

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

In addition, certain provisions of the Delaware General Corporation Law (DGCL), including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of Illumina. Section 203 of the DGCL provides, with certain exceptions, for waiting periods applicable to business combinations with stockholders owning at least 15% and less than 85% of the voting stock (exclusive of stock held by directors, officers, and employee plans) of a company.

The above factors may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Illumina, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The following table summarizes the facilities we lease as of January 3, 2016, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and will be able to locate additional facilities as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	876,000	R&D, Manufacturing, Warehouse, Distribution, and Administrative	2017 – 2031
San Francisco Bay Area, CA*	268,000	R&D, Manufacturing, Warehouse, and Administrative	2016 – 2024
Singapore	167,000	R&D, Manufacturing, Warehouse, Distribution, and Administrative	2016 – 2021
Cambridge, United Kingdom*	94,000	R&D, Manufacturing, and Administrative	2017 – 2024
Eindhoven, the Netherlands	42,000	Distribution and Administrative	2020
Madison, WI	38,000	R&D, Manufacturing, Distribution, and Administrative	2019
Other	39,000	Administrative	2016 - 2019
________________
*Excludes approximately 360,000 and 155,000 square feet in Foster City, California, and Cambridge, United Kingdom, respectively, as the leases do not commence until 2017.

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

	2015		2014
	High	Low	High	Low
First Quarter	$213.33	$178.52	$183.30	$106.79
Second Quarter	$223.08	$178.68	$178.19	$127.69
Third Quarter	$242.37	$170.29	$185.00	$156.85
Fourth Quarter	$196.47	$130.00	$197.37	$145.12

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on January 2, 2011 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, NASDAQ Composite Index,
NASDAQ Biotechnology Index, and S&P 500 Index

Holders

As of February 19, 2016, we had 195 record holders of our common stock.

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

Purchases of Equity Securities by the Issuer

On May 1, 2015, the Company’s Board of Directors authorized share repurchases for up to $150.0 million of repurchases under a Rule 10b5-1 plan. In addition, on October 29, 2015, the Company’s Board of Directors authorized a new discretionary share repurchase program of $250.0 million. The following table summarizes shares repurchased pursuant to these programs during the three months ended January 3, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 28, 2015 - October 25, 2015	56,772	$153.59	56,772	$199,402,046
October 26, 2015 - November 22, 2015	1,210,271	$149.79	1,210,271	$268,110,431
November 23, 2015 - January 3, 2016	66,930	$179.29	66,930	$256,110,853
Total	1,333,973	$151.44	1,333,973	$256,110,853
___________
(1) All shares purchased during the three months ended January 3, 2016, were made in open-market transactions.

Sales of Unregistered Securities

None during the fiscal quarter ended January 3, 2016.

ITEM 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended January 3, 2016. This information should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in in Part II, Item 8 of this Form 10-K.

Statement of Income Data

	Years Ended
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	December 29, 2013 (52 weeks)	December 30, 2012 (52 weeks)	January 1, 2012 (52 weeks)
	(In thousands, except per share data)
Total revenue	$2,219,762	$1,861,358	$1,421,178	$1,148,516	$1,055,535
Income from operations	$612,841	$514,711	$134,107	$200,752	$199,461
Consolidated net income	$457,390	$353,351	$125,308	$151,254	$86,628
Net loss attributable to noncontrolling interests	$4,169	—	—	—	—
Net income attributable to Illumina stockholders	$461,559	$353,351	$125,308	$151,254	$86,628
Earnings per share attributable to Illumina stockholders:
Basic	$3.19	$2.61	$1.00	$1.23	$0.70
Diluted	$3.10	$2.37	$0.90	$1.13	$0.62
Shares used in calculating earnings per share:
Basic	144,826	135,553	125,076	122,999	123,399
Diluted	149,069	148,977	139,936	133,693	138,937

Balance Sheet Data

	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Cash, cash equivalents and short-term investments	$1,386,220	$1,338,371	$1,165,603	$1,350,204	$1,189,568
Total assets	$3,687,747	$3,339,640	$3,019,006	$2,566,085	$2,195,840
Long-term debt, less current portion	$1,015,649	$986,780	$839,305	$805,406	$807,369
Redeemable noncontrolling interest	$32,546	—	—	—	—
Total stockholders’ equity	$1,848,553	$1,462,798	$1,533,202	$1,318,581	$1,075,215

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying consolidated financial statements and notes. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no significant off-balance sheet arrangements.

•	Contractual Obligations. Tabular disclosure of known contractual obligations as of January 3, 2016.

•	Critical Accounting Policies and Estimates. Discussion of significant changes we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Recent Accounting Pronouncements.

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

Business Overview and Outlook

Our focus on innovation has established us as the global leader in sequencing and array-based technologies, serving customers in the research, clinical, and applied markets. Our products are used for applications in the life sciences, oncology, reproductive health, agriculture, and other emerging market segments.

Our portfolio of integrated systems, consumables, and analysis tools is designed to accelerate and simplify genetic analysis. This portfolio addresses a range of genomic complexity, price points, and throughput, enabling customers to select the best solution for their research or clinical challenge.

Financial highlights for 2015 include the following:

•
Net revenue increased 19.3% in 2015 over 2014. Our sales increased across our portfolio of sequencing products, including consumables, instruments, and services. We expect our revenue to continue to increase in 2016.

•
Gross profit as a percentage of revenue (gross margin) increased to 69.8% in 2015 from 69.7% in 2014. Gross margins in 2015 increased primarily due to a positive shift in product mix to sequencing consumables. Gross margin in 2014 was favorably impacted by the litigation settlement with Syntrix, which resulted in reversal of cost of sales of $10.4 million. See detailed discussions on this matter in note “9. Legal Proceedings” in Part II, Item 8 of this Form 10-K. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; royalties; our cost structure for manufacturing operations; and product support obligations.

•
Income from operations increased $98.1 million in 2015 compared to 2014 as a result of higher revenue, despite the increase in research and development and selling, general, and administrative expenses, which we expect will continue to grow.

•
Our effective tax rate was 21.6% and 21.3% in 2015 and 2014, respectively. The variance from the U.S. federal statutory tax rate of 35% was attributable to a discrete tax benefit of $24.8 million, related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a recent tax court opinion in which an unrelated third party was successful in challenging such charges. If this tax court opinion is overturned, our tax rate will be adversely impacted by the reversal of the discrete tax benefit recorded this year and any stock compensation that should have been included in the cost-sharing charges from this year going forward. The decrease from the U.S. federal statutory tax rate also resulted from the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore and the United Kingdom.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A “Risk Factors” of this Form 10-K. We may also be adversely impacted in the future if the tax court opinion regarding the exclusion of stock compensation from cost-sharing charges is overturned. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended 2015 with cash, cash equivalents, and short-term investments totaling $1.4 billion.

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

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, stated as a percentage of total revenue.

	2015	2014	2013
Revenue:
Product revenue	85.2%	87.0%	89.0%
Service and other revenue	14.8	13.0	11.0
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	22.1	23.2	28.7
Cost of service and other revenue	6.0	5.0	4.8
Amortization of acquired intangible assets	2.1	2.1	2.3
Total cost of revenue	30.2	30.3	35.8
Gross profit	69.8	69.7	64.2
Operating expense:
Research and development	18.1	20.8	19.5
Selling, general and administrative	23.6	25.1	26.8
Legal contingencies	0.9	(4.0)	8.1
Acquisition related gain, net	(0.3)	(0.1)	(0.8)
Headquarter relocation	(0.1)	0.3	0.2
Unsolicited tender offer related expense	—	—	1.0
Total operating expense	42.2	42.1	54.8
Income from operations	27.6	27.6	9.4
Other income (expense):
Interest income	0.2	0.3	0.3
Interest expense	(1.9)	(2.2)	(2.7)
Cost-method investment gain, net	0.7	0.2	4.3
Other expense, net	(0.3)	(1.8)	(0.1)
Total other (expense) income, net	(1.3)	(3.5)	1.8
Income before income taxes	26.3	24.1	11.2
Provision for income taxes	5.7	5.1	2.4
Consolidated net income	20.6	19.0	8.8
Add: Net loss attributable to noncontrolling interests	0.2	—	—
Net income attributable to Illumina stockholders	20.8%	19.0%	8.8%

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. Fiscal year 2015 was 53 weeks and each of fiscal years 2014 and 2013 were 52 weeks.

Revenue

	2015 - 2014				2014 - 2013
(Dollars in thousands)	2015	2014	Change	% Change	2013	Change	% Change
Product revenue	$1,890,633	$1,619,511	$271,122	17%	$1,264,656	$354,855	28%
Service and other revenue	329,129	241,847	87,282	36	156,522	85,325	55
Total revenue	$2,219,762	$1,861,358	$358,404	19%	$1,421,178	$440,180	31%

Product revenue consists primarily of revenue from sales of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue.

2015 Compared to 2014

Revenue increased $358.4 million, or 19%, to $2,219.8 million in 2015 compared to $1,861.4 million in 2014.

Consumables revenue increased $238.9 million, or 23%, to $1,279.9 million in 2015 compared to $1,041.0 million in 2014, driven by growth in the sequencing instrument installed base.

Instrument revenue increased $32.5 million, or 6%, to $594.7 million in 2015 compared to $562.2 million in 2014, driven by shipments of HiSeq X and NextSeq systems.

Service and other revenue increased $87.3 million, or 36%, to $329.1 million in 2015 compared to $241.8 million in 2014, driven by the growth in NIPT service test volumes. Revenue from extended instrument service contracts also contributed to the increase as our sequencing instrument installed base continues to grow.

Overall, these increases were negatively impacted by the foreign exchange fluctuations in the comparative periods. Absent these fluctuations, revenues would have grown 23% on a constant currency basis from 2014 to 2015.

2014 Compared to 2013

Revenue increased $440.2 million, or 31%, to $1,861.4 million in 2014 compared to $1,421.2 million in 2013.

Consumables revenue increased $160.7 million, or 18%, to $1,041.0 million in 2014 compared to $880.3 million in the prior year. The increase was primarily attributable to sales of sequencing consumables, driven by the growth in the installed base, including HiSeq X and NextSeq systems introduced in January 2014. Such increase was partially offset by a decrease in array consumables.

Instrument revenue increased $190.7 million, or 51%, to $562.2 million in 2014 compared to $371.5 million in the prior year, driven primarily by shipments of sequencing instruments, in particular HiSeq X and NextSeq systems introduced in January 2014.

Service and other revenue increased $85.3 million, or 55%, to $241.8 million in 2014 compared to $156.5 million in the prior year, driven primarily by sequencing services and extended service contracts for our instruments as our installed base continues to grow.

Gross Margin

	2015 - 2014				2014 - 2013
(Dollars in thousands)	2015	2014	Change	% Change	2013	Change	% Change
Total gross profit	$1,549,290	$1,297,710	$251,580	19%	$911,887	$385,823	42%
Total gross margin	69.8%	69.7%			64.2%

2015 Compared to 2014

Gross margin increased to 69.8% in 2015 compared to 69.7% in 2014. Gross margin increased primarily due to a positive shift in product mix to sequencing consumables. Gross margin in 2014 was favorably impacted by the litigation settlement with Syntrix, which included a reversal of cost of sales of $10.4 million. See detailed discussions on this matter in note “9. Legal Proceedings” in Part II, Item 8 of this Form 10-K.

2014 Compared to 2013

Gross margin increased to 69.7% compared to 64.2% in the prior year, primarily due to the increase in revenue. Also contributing to the increase in gross margin was our litigation settlement with Syntrix in 2014, which resulted in reversal of cost of sales of $10.4 million. See detailed discussions on this matter in note “9. Legal Proceedings” in Part II, Item 8 of this Form 10-K. In addition, higher margins on sequencing instrument sales and efficiencies in manufacturing contributed to the increase in gross margin. In 2013, gross margin was negatively affected by a $25.2 million impairment charge associated with the discontinuation of the Eco and NuPCR product lines.

Operating Expense

	2015 - 2014				2014 - 2013
(Dollars in thousands)	2015	2014	Change	% Change	2013	Change	% Change
Research and development	$401,527	$388,055	$13,472	3%	$276,743	$111,312	40%
Selling, general and administrative	524,657	466,283	58,374	13	381,040	85,243	22
Legal contingencies	19,000	(74,338)	93,338	(126)	115,369	(189,707)	(164)
Acquisition related gain, net	(6,124)	(2,639)	(3,485)	132	(11,617)	8,978	(77)
Headquarter relocation	(2,611)	5,638	(8,249)	(146)	2,624	3,014	115
Unsolicited tender offer related expense	—	—	—	—	13,621	(13,621)	(100)
Total operating expense	$936,449	$782,999	$153,450	20%	$777,780	$5,219	1%

2015 Compared to 2014

Research and development expense increased by $13.5 million, or 3%, in 2015 from 2014, primarily due to increased headcount and related expenses as we continue to invest in the development of our products as well as enhancements to existing products. Research and development expense in 2014 included our litigation settlement and patent pooling agreement with Sequenom, as $48.8 million was recorded to research and development expense for an upfront payment. See detailed discussion on this matter in note “9. Legal Proceedings” to our financial statements in Part II, Item 8 of this Form 10-K.

Selling, general and administrative expense increased by $58.4 million, or 13% in 2015 from 2014, primarily driven by increased headcount and consulting services to support our continued growth, investments in scaling our operations, and start-up costs related to our Helix joint venture.

Legal contingencies in 2015 represent charges related to patent litigation. Legal contingencies in 2014 reflected predominantly the $82.1 million gain from our litigation settlement with Syntrix, offset by other legal contingency charges.

Acquisition related gain, net, in 2015 and 2014 consisted of changes in fair value of contingent consideration. The changes in the fair value of the contingent consideration during the periods were primarily due to changes in the estimated payments and a shorter discounting period.

Headquarter relocation costs for 2015 include a net gain related to a change in a lease exit liability, partially offset by accretion of interest on such liability.

2014 Compared to 2013

Research and development expense increased by $111.3 million, or 40%, in 2014 from 2013. The increase is partially attributable to our litigation settlement and patent pooling agreement with Sequenom in 2014, as $48.8 million was recorded to research and development expense for the upfront payment. See detailed discussion on this matter in note “9. Legal Proceedings” to our financial statements in Part II, Item 8 of this Form 10-K. In addition, headcount increases and other expenses related to our new product launches contributed to the increase in research and development expenses, reflecting our continued investment in the development of new products as well as enhancements to existing products.

Selling, general and administrative expense increased by $85.2 million, or 22%, in 2014 from 2013. The increase is primarily driven by increases in headcount, consulting services, and infrastructure investment to support the growth of our Company.

Acquisition related gain, net, in 2014 and 2013 consisted of changes in fair value of contingent consideration and transaction related costs.

We completed the relocation of our headquarters in 2012. During 2014 and 2013, we incurred $5.6 million and $2.6 million, respectively, in additional headquarter relocation expense, consisting primarily of changes in estimated lease exit liability recorded upon vacating our former headquarters, and accretion expense related to such facility exit obligation.

Legal contingencies in 2014 reflected predominantly the $82.1 million gain from our litigation settlement with Syntrix, offset by other legal contingency charges. The $115.4 million in legal contingencies in 2013 were primarily charges recorded for the Syntrix litigation matter. See detailed discussion on this matter in note “9. Legal Proceedings” in Part II, Item 8 of this Form 10-K.

In 2013, we recorded $13.6 million of expenses incurred in relation to an unsolicited tender offer in Q1 2012. The expenses consisted primarily of advisory and legal fees. The advisory service arrangement was completed in 2013.

Other (Expense) Income, Net

	2015 - 2014				2014 - 2013
(Dollars in thousands)	2015	2014	Change	% Change	2013	Change	% Change
Interest income	$5,024	$3,901	$1,123	29%	$4,887	$(986)	(20)%
Interest expense	(42,121)	(41,728)	(393)	1	(39,690)	(2,038)	5
Cost-method investment gain, net	15,601	4,427	11,174	252	61,357	(56,930)	(93)
Other expense, net	(8,203)	(32,553)	24,350	(75)	(1,347)	(31,206)	2,317
Total other (expense) income, net	$(29,699)	$(65,953)	$36,254	(55)%	$25,207	$(91,160)	(362)%

2015 Compared to 2014

Interest income primarily consisted of returns from our investment portfolio. Interest income increased slightly in 2015 compared to 2014 as a result of higher yields and higher investment balances throughout the period. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in interest expense in 2015 compared to 2014 was due to the issuance of our 2019 and 2021 Notes in June 2014, partially offset by the impact from the concurrent repurchase of $600.0 million in principal amount of our 2016 Notes.

Cost-method investment gain, net in 2015 consisted primarily of gains on dispositions of cost-method investments, partially offset by impairment charges on other investments.

Other expense, net, in 2015 consisted primarily of $4.3 million in foreign exchange loss and $4.1 million in loss on extinguishment of our 2016 notes. Other expense, net, in 2014, was negatively impacted by $31.4 million loss on extinguishment of debt recorded as a result of the repurchase of $600.0 million in principal amount of our 2016 Notes.

2014 Compared to 2013

Interest income primarily consisted of returns from our investment portfolio. Interest income decreased slightly in 2014 compared to 2013 as a result of lower yields, partially offset by the impact from a larger investment portfolio. Interest expense in 2014 remained relatively consistent to 2013 and consisted primarily of accretion on our convertible senior notes.

Cost-method investment gain, net in 2014 consisted of a gain associated with additional proceeds received for a cost-method investment sold in a prior year. In 2013, we recognized $61.4 million in gains from sales of cost-method investments, of which $55.2 million related to the sale of our minority ownership interest in Oxford Nanopore Technologies Ltd.

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

Provision for Income Taxes

	2015 - 2014				2014 - 2013
(Dollars in thousands)	2015	2014	Change	% Change	2013	Change	% Change
Income before income taxes	$583,142	$448,758	$134,384	30%	$159,314	$289,444	182%
Provision for income taxes	125,752	95,407	30,345	32	34,006	61,401	181
Consolidated net income	$457,390	$353,351	$104,039	29%	$125,308	$228,043	182%
Effective tax rate	21.6%	21.3%			21.3%

2015 Compared to 2014

Our effective tax rate was 21.6% and 21.3% in 2015 and 2014, respectively. In 2015, the variance from the U.S. federal statutory tax rate of 35% was attributable to a discrete tax benefit of $24.8 million, related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a recent tax court opinion in which an unrelated third party was successful in challenging such charges. In 2015 and 2014, the variance from the U.S. federal statutory tax rate of 35% was also attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore and the United Kingdom.

2014 Compared to 2013

Our effective tax rate was 21.3% in 2014 and 2013. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore and the United Kingdom. In addition, the variance in 2014 was also attributable to the benefit from research and development credits and foreign tax credits, and the variance in 2013 was also attributable to the retroactive reinstatement of the federal research and development credit for 2012 which was enacted in January 2013. These items offset the impact of recording a valuation allowance which was primarily related to the estimated limitation on utilizing foreign tax credits in the U.S.

Liquidity and Capital Resources

At January 3, 2016, we had approximately $768.8 million in cash and cash equivalents, of which approximately $360 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $132.6 million from last year, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of January 3, 2016, we have $617.5 million in short-term investments. Short-term investments held by our foreign subsidiaries as of January 3, 2016, were approximately $388 million. Our short-term investments include marketable securities consisting of U.S government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

During 2015, $244.5 million in principal of the 2016 Notes were converted, and $75.5 million in principal amount of the 2016 Notes remained outstanding as of January 3, 2016. The 2016 Notes became convertible on April 1, 2014, and continue to be convertible through March 11, 2016, and mature on March 15, 2016. It is our intent and policy to settle conversions of the 2016 Notes through combination settlement, which essentially involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock. The 2019 and 2021 Notes were not convertible as of January 3, 2016.

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

As of January 3, 2016, we had $35.0 million in fair value of contingent consideration liabilities associated with a prior acquisition.

During 2015, we used $274.3 million to repurchase our outstanding shares under the stock repurchase programs authorized by our Board of Directors. As of January 3, 2016, there remains $256.1 million under the authorized programs.

Certain noncontrolling Helix investors may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests as of January 3, 2016, was $32.5 million.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	2015	2014	2013
Net cash provided by operating activities	$659,596	$501,271	$386,421
Net cash used in investing activities	(106,146)	(406,624)	(69,649)
Net cash used in financing activities	(418,762)	(166,748)	(38,719)
Effect of exchange rate changes on cash and cash equivalents	(2,072)	(3,382)	(397)
Net increase (decrease) in cash and cash equivalents	$132,616	$(75,483)	$277,656

Operating Activities

Net cash provided by operating activities in 2015 consisted of net income of $457.4 million plus net adjustments of $240.6 million partially offset by net changes in net operating assets and liabilities of $38.4 million. The primary non-cash expenses added back to net income included share-based compensation of $132.6 million, depreciation and amortization expenses of $126.4 million, deferred income taxes of $80.5 million, and accretion of debt discount of $38.5 million. These non-cash add-backs were partially offset by $126.7 million in incremental tax benefit related to share-based compensation,

$15.6 million in cost-method investment gain, net and $6.1 million in change in fair value of contingent consideration. Cash flow impact from changes in net operating assets included increases in accounts receivable, inventory, and prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued liabilities, and accrued legal contingencies.

Net cash provided by operating activities in 2014 consisted of net income of $353.4 million plus net adjustments of $204.4 million, partially offset by net changes in net operating assets and liabilities of $56.5 million. The primary non-cash expenses added back to net income included share-based compensation of $152.6 million, depreciation and amortization expenses of $112.6 million, deferred income taxes of $99.8 million, accretion of debt discount of $38.1 million, and loss on extinguishment of debt of $31.4 million. These non-cash add backs were partially offset by $126.5 million in incremental tax benefit related to share-based compensation and $109.4 million in gain on litigation settlement. Cash flow impact from changes in net operating assets included increases in accounts receivable, inventory, other assets, and a decrease in accrued legal contingencies, partially offset by an increase in accrued liabilities.

Net cash provided by operating activities in 2013 consisted of net income of $125.3 million plus net adjustments of $107.7 million, offset by changes in net operating assets of $153.4 million. The primary non-cash expenses added back to net income included share-based compensation of $105.8 million, depreciation and amortization expenses related to property and equipment and intangible assets of $97.9 million, accretion of debt discount of $36.2 million, and impairments of $25.2 million. The adjustments to net income also included $61.4 million in cost-method investment related gain, $56.7 million in incremental tax benefit related to share-based compensation, and $36.7 million in deferred income taxes. The main drivers in the change in net operating assets was an increase in legal contingencies due to the Syntrix patent litigation.

Investing Activities

Net cash used in investing activities totaled $106.1 million in 2015. We purchased $797.0 million of available-for-sale securities and $876.8 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $36.6 million for acquisitions and invested $142.8 million in capital expenditures primarily associated with machinery and equipment, facilities, and information technology equipment and systems primarily related to our enterprise resource planning system implementation.

Net cash used in investing activities totaled $406.6 million in 2014. We purchased $791.3 million of available-for-sale securities and $541.9 million of our available-for-sale securities matured or were sold during the period. We also invested $106.0 million in capital expenditures primarily associated with the purchase of manufacturing, research and development equipment, leasehold improvements, and information technology equipment and systems.

Net cash used in investing activities totaled $69.6 million in 2013. We purchased $364.0 million of available-for-sale securities and $812.8 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $523.5 million for acquisitions and invested $79.2 million in capital expenditures primarily associated with the purchase of manufacturing, research and development equipment, leasehold improvements, and information technology equipment and systems.

Financing Activities

Net cash used in financing activities totaled $418.8 million in 2015. We used $127.2 million to pay taxes related to net share settlement of equity awards and $274.3 million to repurchase our common stock. We used $245.0 million to repay financing obligations. We received $126.7 million in incremental tax benefit related to share-based compensation and $71.8 million in proceeds from the issuance of common stock through the exercise of stock options and under our employee stock purchase plan. Contributions from noncontrolling owners were $32.1 million.

Net cash used in financing activities totaled $166.7 million in 2014. We received $1,132.4 million in proceeds from the issuance of $1,150.0 million in principal amount of our convertible senior notes due 2019 and 2021, net of issuance costs paid in the period. We used $1,244.7 million to repurchase $600.0 million in principal amount of our 2016 Notes and used $237.2 million to repurchase our common stock. In addition, we paid $30.0 million primarily in conversions of our convertible senior notes due 2014. We received $126.5 million in incremental tax benefit related to share-based compensation and $96.3 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

Net cash used in financing activities totaled $38.7 million in 2013. We received $94.5 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and received $56.7 million in incremental tax benefit related to share-based compensation. We used $125.0 million for retirement of warrants, and used $50.0 million to repurchase our common stock.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended January 3, 2016, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of January 3, 2016, aggregated by type (amounts in thousands):

	Payments Due by Period(1)
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$1,239,873	$78,229	$5,175	$637,675	$518,794
Leases	905,436	40,410	96,052	108,338	660,636
License agreements	91,295	12,380	31,865	47,050	—
Purchase obligations	23,142	12,172	8,048	2,922	—
Amounts due under executive deferred compensation plan	24,925	24,925	—	—	—
Contingent consideration payments related to acquisitions	35,000	35,000	—	—	—
Total	$2,319,671	$203,116	$141,140	$795,985	$1,179,430
_______________________________________

(1)
The table excludes $56.1 million of uncertain tax positions and $32.5 million of redeemable noncontrolling interest as the timing and amounts of the settlement remained uncertain as of January 3, 2016. See note “10. Income Taxes” and note “2. Balance Sheet Account Details”, respectively, in Part II, Item 8 of this Form 10-K for further discussions of these items.

(2)
Debt obligations include the principal amount of our convertible senior notes due 2016, 2019, and 2021, as well as interest payments to be made under the notes. Although these notes mature in 2016, 2019, and 2021, respectively, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “5. Convertible Senior Notes” in Part II, Item 8 of this Form 10-K for further discussion of the terms of the convertible senior notes.

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

In certain markets, we sell products and provide services to customers through distributors that specialize in life science products. In most sales through distributors, the product is delivered directly to customers. In cases where the product is delivered to a distributor, revenue recognition is deferred until acceptance is received from the distributor, and/or the end-user, if required by the applicable sales contract. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers. These transactions are accounted for in accordance with our revenue recognition policy described herein.

Investments

We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, and U.S. Treasury securities. As of January 3, 2016, we had $617.5 million in short-term investments. In accordance with the accounting standard for fair value measurements, we classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

As discussed in note “4. Fair Value Measurements” in Part II, Item 8 of this Form 10-K, a majority of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statement of financial positions.

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

Inventory Valuation

Inventories are stated at lower of cost or market. We record adjustments to inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We must make assumptions about future demand, market conditions, and the release of new products that will supersede old ones. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. Our gross inventory totaled $302.9 million and the cumulative adjustment for potentially excess and obsolete inventory was $32.1 million at January 3, 2016. Historically, our inventory adjustment has been adequate to cover our losses. However, if actual market conditions are less favorable than anticipated, additional inventory adjustments could be required.

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

The determination of fair value of share-based awards requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of income. These include estimates of the expected volatility of our stock price, expected life of an award, expected dividends, the risk-free interest rate, and forecast of our future financial performance, in the case of performance stock units. We determine the volatility of our stock price by equally weighing the historical and implied volatility of our common stock. The historical volatility of our common stock over the most recent period is generally commensurate with the estimated expected life of our stock awards, adjusted for the impact of unusual fluctuations not reasonably expected to recur, and other relevant factors.

Implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. We determined expected dividend yield to be 0% given we have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. We update our forecast of future financial performance periodically, which impacts our estimate of the number of shares to be issued pursuant to the outstanding performance stock units. We amortize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards. If any of the assumptions used change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

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

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States and the numerous foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Based on the available evidence as of January 3, 2016, we were not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, we recorded a valuation allowance of $13.4 million against certain U.S. and foreign deferred tax assets.

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

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In June 2014, we issued $632.5 million aggregate principal amount of 0% convertible senior notes due 2019 (2019 Notes) and $517.5 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes). Similar to our 0.25% convertible senior notes due 2016, at our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes will become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rates for the 2019 and 2021 Notes were 2.9% and 3.5%, respectively. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100.0 million aggregate principal amount of each of the 2019 and 2021 Notes would result in losses of approximately $3.3 million and $4.8 million, respectively.

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

We use forward exchange contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of January 3, 2016, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $61.3 million.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Illumina, Inc.

We have audited the accompanying consolidated balance sheets of Illumina, Inc. as of January 3, 2016 and December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illumina, Inc. at January 3, 2016 and December 28, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Illumina, Inc.’s internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 2, 2016

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$768,770	$636,154
Short-term investments	617,450	702,217
Accounts receivable, net	385,529	289,458
Inventory	270,777	191,144
Deferred tax assets, current portion	—	40,786
Prepaid expenses and other current assets	54,297	29,844
Total current assets	2,096,823	1,889,603
Property and equipment, net	342,694	265,264
Goodwill	752,629	724,904
Intangible assets, net	273,621	314,500
Deferred tax assets, long-term portion	134,515	49,848
Other assets	87,465	95,521
Total assets	$3,687,747	$3,339,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,226	$82,626
Accrued liabilities	396,339	335,276
Long-term debt, current portion	74,929	304,256
Total current liabilities	610,494	722,158
Long-term debt	1,015,649	986,780
Other long-term liabilities	180,505	167,904
Commitments and contingencies
Redeemable noncontrolling interests	32,546	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; no shares issued and outstanding at January 3, 2016 and December 28, 2014	—	—
Common stock, $0.01 par value, 320,000 shares authorized; 186,663 shares issued and 146,584 outstanding at January 3, 2016; 181,332 shares issued and 143,629 outstanding at December 28, 2014	1,859	1,805
Additional paid-in capital	2,497,501	2,172,940
Accumulated other comprehensive income (loss)	36	(1,080)
Retained earnings	1,022,765	561,206
Treasury stock, 40,079 shares and 37,703 shares at cost at January 3, 2016 and December 28, 2014, respectively	(1,673,608)	(1,272,073)
Total stockholders’ equity	1,848,553	1,462,798
Total liabilities and stockholders’ equity	$3,687,747	$3,339,640

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Revenue:
Product revenue	$1,890,633	$1,619,511	$1,264,656
Service and other revenue	329,129	241,847	156,522
Total revenue	2,219,762	1,861,358	1,421,178
Cost of revenue:
Cost of product revenue	490,812	431,920	407,877
Cost of service and other revenue	133,850	92,355	67,811
Amortization of acquired intangible assets	45,810	39,373	33,603
Total cost of revenue	670,472	563,648	509,291
Gross profit	1,549,290	1,297,710	911,887
Operating expense:
Research and development	401,527	388,055	276,743
Selling, general and administrative	524,657	466,283	381,040
Legal contingencies	19,000	(74,338)	115,369
Acquisition related gain, net	(6,124)	(2,639)	(11,617)
Headquarter relocation	(2,611)	5,638	2,624
Unsolicited tender offer related expense	—	—	13,621
Total operating expense	936,449	782,999	777,780
Income from operations	612,841	514,711	134,107
Other income (expense):
Interest income	5,024	3,901	4,887
Interest expense	(42,121)	(41,728)	(39,690)
Cost-method investment gain, net	15,601	4,427	61,357
Other expense, net	(8,203)	(32,553)	(1,347)
Total other (expense) income, net	(29,699)	(65,953)	25,207
Income before income taxes	583,142	448,758	159,314
Provision for income taxes	125,752	95,407	34,006
Consolidated net income	457,390	353,351	125,308
Add: Net loss attributable to noncontrolling interests	4,169	—	—
Net income attributable to Illumina stockholders	$461,559	$353,351	$125,308
Earnings per share attributable to Illumina stockholders:
Basic	$3.19	$2.61	$1.00
Diluted	$3.10	$2.37	$0.90
Shares used in computing earnings per common share:
Basic	144,826	135,553	125,076
Diluted	149,069	148,977	139,936

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Consolidated net income	$457,390	$353,351	$125,308
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	1,116	(2,314)	(889)
Total consolidated comprehensive income	458,506	351,037	124,419
Add: Comprehensive loss attributable to noncontrolling interests	4,169	—	—
Comprehensive income attributable to Illumina stockholders	$462,675	$351,037	$124,419
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
	(in thousands)
Balance as of December 30, 2012	170,171	$1,703	$2,419,831	$2,123	$82,547	(46,228)	$(1,187,623)	$1,318,581
Net income	—	—	—	—	125,308	—	—	125,308
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(889)	—	—	—	(889)
Issuance of common stock, net of repurchases	5,034	50	98,215	—	—	(1,254)	(52,722)	45,543
Reclassification of conversion option subject to cash settlement	—	—	2,338	—	—	—	—	2,338
Share-based compensation	—	—	105,771	—	—	—	—	105,771
Net incremental tax benefit related to share-based compensation	—	—	53,032	—	—	—	—	53,032
Equity based contingent compensation	—	—	8,278	—	—	—	—	8,278
Fair value of options assumed in acquisition	—	—	240	—	—	—	—	240
Warrant retirement	—	—	(125,000)	—	—	—	—	(125,000)
Balance as of December 29, 2013	175,205	1,753	2,562,705	1,234	207,855	(47,482)	(1,240,345)	1,533,202
Net income	—	—	—	—	353,351	—	—	353,351
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(2,314)	—	—	—	(2,314)
Issuance of common stock, net of repurchases	6,127	52	96,204	—	—	(2,696)	(247,221)	(150,965)
Tax impact from the issuance, repurchase and conversion of convertible notes	—	—	(58,354)	—	—	—	—	(58,354)
Reclassification of conversion option subject to cash settlement	—	—	282	—	—	—	—	282
Share-based compensation	—	—	153,189	—	—	—	—	153,189
Net incremental tax benefit related to share-based compensation	—	—	126,477	—	—	—	—	126,477
Equity based contingent compensation	—	—	2,621	—	—	—	—	2,621
Warrant exercises	—	—	(215,493)	—	—	12,475	215,493	—
Repurchase of convertible notes, net of issuances	—	—	(494,691)	—	—	—	—	(494,691)
Balance as of December 28, 2014	181,332	1,805	2,172,940	(1,080)	561,206	(37,703)	(1,272,073)	1,462,798
Net income attributable to Illumina stockholders	—	—	—	—	461,559	—	—	461,559
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	—	1,116	—	—	—	1,116
Issuance of common stock, net of repurchases	5,331	54	69,870	—	—	(2,376)	(401,535)	(331,611)
Tax impact from the conversion of convertible notes	—	—	373	—	—	—	—	373
Share-based compensation	—	—	133,454	—	—	—	—	133,454
Net incremental tax benefit related to share-based compensation	—	—	125,451	—	—	—	—	125,451
Reclassification of vested Helix stock units	—	—	(418)	—	—	—	—	(418)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(4,169)	—	—	—	—	(4,169)
Balance as of January 3, 2016	186,663	$1,859	$2,497,501	$36	$1,022,765	(40,079)	$(1,673,608)	$1,848,553

See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Consolidated net income	$457,390	$353,351	$125,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	72,687	61,905	50,810
Amortization of intangible assets	53,732	50,669	47,115
Share-based compensation expense	132,593	152,551	105,826
Accretion of debt discount	38,517	38,069	36,237
Loss on extinguishment of debt	4,062	31,360	555
Incremental tax benefit related to share-based compensation	(126,659)	(126,479)	(56,678)
Deferred income taxes	80,504	99,846	(36,663)
Change in fair value of contingent consideration	(6,124)	(5,356)	(18,784)
(Gain) impairment related to discontinued product line	—	(2,000)	25,214
Change in estimated cease-use loss	(2,611)	5,651	2,624
Cost-method investment gain, net	(15,601)	(4,427)	(61,357)
Gain on litigation settlement	—	(109,363)	—
Other	9,548	11,967	12,811
Changes in operating assets and liabilities:
Accounts receivable	(95,913)	(50,381)	(15,928)
Inventory	(80,545)	(36,542)	6,217
Prepaid expenses and other current assets	(10,876)	6,619	1,783
Other assets	(1,418)	(36,256)	(16,357)
Accounts payable	46,296	(2,106)	2,389
Accrued liabilities	79,791	83,902	38,550
Accrued legal contingencies	19,000	(23,570)	132,933
Other long-term liabilities	5,223	1,861	3,816
Net cash provided by operating activities	659,596	501,271	386,421
Cash flows from investing activities:
Purchases of available-for-sale securities	(797,022)	(791,252)	(364,001)
Sales of available-for-sale securities	582,528	391,655	523,635
Maturities of available-for-sale securities	294,224	150,229	289,197
Net cash paid for acquisitions	(36,581)	(3,285)	(523,501)
Net (purchases of) sales proceeds from strategic investments	(6,048)	(11,755)	95,580
Purchases of property and equipment	(142,847)	(105,996)	(79,215)
Cash paid for intangible assets	(400)	(36,220)	(11,344)
Net cash used in investing activities	(106,146)	(406,624)	(69,649)
Cash flows from financing activities:
Payments on financing obligations	(244,952)	(29,991)	(10,852)
Payments on acquisition related contingent consideration liability	(2,900)	—	(3,985)
Proceeds from issuance of convertible notes	—	1,132,378	—
Repurchase of convertible notes	—	(1,244,721)	—
Incremental tax benefit related to share-based compensation	126,659	126,479	56,678
Common stock repurchases	(274,324)	(237,183)	(50,020)
Taxes paid related to net share settlement of equity awards	(127,212)	(10,038)	—
Payments on retirement of warrants	—	—	(125,000)
Proceeds from issuance of common stock	71,839	96,328	94,460
Contributions from noncontrolling interest owners	32,128	—	—
Net cash used in financing activities	(418,762)	(166,748)	(38,719)
Effect of exchange rate changes on cash and cash equivalents	(2,072)	(3,382)	(397)
Net increase (decrease) in cash and cash equivalents	132,616	(75,483)	277,656
Cash and cash equivalents at beginning of year	636,154	711,637	433,981
Cash and cash equivalents at end of year	$768,770	$636,154	$711,637

Supplemental cash flow information:
Cash paid for income taxes	$16,913	$17,886	$50,086

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Illumina, Inc. is a provider of sequencing- and array-based solutions, which serves customers in a board range of markets, enabling the adoption of genomic solutions in research and clinical settings. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, and hospitals, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic laboratories, and consumer genomics companies.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities (VIEs) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of equity (net assets) in an entity that is not wholly-owned by the Company that is not attributable, directly or indirectly, to the Company. Noncontrolling interests with embedded contingent redemption features, such as put rights, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity on the condensed consolidated balance sheets.

Fiscal Year

The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The year ended January 3, 2016 was 53 weeks; the years ended December 28, 2014 and December 29, 2013 were 52 weeks.

Use of Estimates

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. ASU 2016-02 will be adopted on a modified retrospective transition basis for

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for the Company beginning in the first quarter of 2016. The Company does not anticipate a material impact on its consolidated financial statements at the time of adoption of this standard.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of 2018 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

The Company is also subject to risks related to its financial instruments including its cash and cash equivalents, investments, and accounts receivable. Most of the Company’s cash and cash equivalents as of January 3, 2016 were deposited with U.S. financial institutions, either domestically or with their foreign branches. The Company’s investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Bloomberg classifications, to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities in U.S. government-sponsored entities, U.S. Treasury securities, and money market funds.

The Company’s products require customized products and components that currently are available from a limited number of sources. The Company sources certain key products and components included in its products from single vendors.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or enter into netting arrangements. Shipments to customers outside the United States comprised 46%, 49%, and 50% of the Company’s revenue for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. Customers outside the United States represented 48% of the Company’s gross trade accounts receivable balance as of both January 3, 2016 and December 28, 2014.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Functional Currency

The U.S. dollar is the functional currency of the Company’s international operations. The Company re-measures its foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from re-measurement in other expense, net in the consolidated statements of income.

Acquisitions

The Company measures all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. Contingent purchase considerations to be settled in cash are re-measured to estimated fair value at each reporting period with the change in fair value recorded in acquisition related gain, net, a component of operating expenses. In addition, the Company capitalizes in-process research and development (IPR&D) and either amortizes it over the life of the product upon commercialization, or impairs it if the project is abandoned. Post-acquisition adjustments in deferred tax asset valuation allowances and liabilities for uncertain tax positions are recorded in current period income tax expense.

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

In 2015, as a part of the Company’s ongoing effort to upgrade its current information systems, the Company finished the implementation of the initial phase of a new enterprise resource planning software and applications to manage parts of its business operations. Certain costs incurred in the development of such internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development were capitalized as computer software costs. Costs incurred outside of the application development stage were expensed as incurred.

Leases

Leases are reviewed and classified as capital or operating at their inception. Additionally, the Company evaluates whether it is the accounting owner during the construction period when the Company is involved in the construction of leased assets. The Company records rent expense on a straight-line basis over the term of the lease, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued liabilities and other long-term liabilities. Landlord allowances are amortized on a straight-line basis over the lease term as a reduction to rent expense. The Company capitalizes leasehold improvements and amortizes the value over the shorter of the lease term or expected useful lives.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended January 3, 2016, was due to a current year acquisition. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the second quarter of 2015, noting no impairment.

The Company’s identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, customer relationships, license agreements, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. The Company enters into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other assets or other liabilities and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other expense, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities.

As of January 3, 2016, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of January 3, 2016 and December 28, 2014, the total notional amount of outstanding forward contracts in place for foreign currency purchases was $61.3 million and $61.0 million, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $18.5 million, $16.4 million, and $14.5 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

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

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Weighted average shares outstanding	144,826	135,553	125,076
Effect of potentially dilutive common shares from:
Convertible senior notes	1,661	3,489	1,340
Equity awards	2,582	4,340	4,404
Warrants	—	5,595	9,116
Weighted average shares used in calculating diluted earnings per share	149,069	148,977	139,936
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	139	124	996

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income. Accumulated other comprehensive income (loss) on the consolidated balance sheets at January 3, 2016 and December 28, 2014 includes accumulated foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale securities.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	January 3, 2016	December 28, 2014
Foreign currency translation adjustments	$1,289	$1,289
Unrealized loss on available-for-sale securities, net of deferred tax	(1,253)	(2,369)
Total accumulated other comprehensive income (loss)	$36	$(1,080)

2.	Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	January 3, 2016				December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government-sponsored entities	$14,634	$—	$(8)	$14,626	$51,308	$10	$(55)	$51,263
Corporate debt securities	422,177	44	(1,127)	421,094	502,924	46	(2,882)	500,088
U.S. Treasury securities	182,144	3	(417)	181,730	151,255	5	(394)	150,866
Total available-for-sale securities	$618,955	$47	$(1,552)	$617,450	$705,487	$61	$(3,331)	$702,217

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities of available-for-sale debt securities as of January 3, 2016 are as follows (in thousands):

Estimated Fair Value
Due within one year	$276,219
After one but within five years	341,231
Total	$617,450

The Company has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

Cost-Method Investments

As of January 3, 2016 and December 28, 2014, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies were $56.6 million and $37.2 million, respectively, included in other assets. Revenue recognized from transactions with such companies were $61.0 million, $39.8 million, and $31.7 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment losses were recorded during the years ended January 3, 2016, December 28, 2014, and December 29, 2013.

During the year ended January 3, 2016, the Company recognized gains on dispositions of cost-method investments of $18.1 million. During the year ended December 28, 2014, the Company recorded a gain of $4.4 million associated with additional proceeds received for a cost-method investment sold in a prior period. During the year ended December 29, 2013, the Company recorded cost-method investment related gains of $61.4 million, of which $55.2 million related to the sale of the Company’s minority interest in Oxford Nanopore Technologies Ltd.

Accounts Receivable

Accounts receivable, net consist of the following (in thousands):

	January 3, 2016	December 28, 2014
Accounts receivable from product and service sales	$393,106	$292,847
Other receivables	636	2,070
Total accounts receivable, gross	393,742	294,917
Allowance for doubtful accounts	(8,213)	(5,459)
Total accounts receivable, net	$385,529	$289,458

Inventory

Inventory consists of the following (in thousands):

	January 3, 2016	December 28, 2014
Raw materials	$97,740	$73,179
Work in process	138,322	94,102
Finished goods	34,715	23,863
Total inventory	$270,777	$191,144

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	January 3, 2016	December 28, 2014
Leasehold improvements	$178,019	$143,597
Machinery and equipment	224,158	192,715
Computer hardware and software	136,550	86,929
Furniture and fixtures	18,539	13,669
Building	7,670	7,670
Construction in progress	44,501	35,421
Total property and equipment, gross	609,437	480,001
Accumulated depreciation	(266,743)	(214,737)
Total property and equipment, net	$342,694	$265,264

Capital expenditures included accrued expenditures of $23.7 million and $14.1 million for the years ended January 3, 2016 and December 28, 2014, respectively, which were excluded from the consolidated statements of cash flows. Accrued capital expenditures were immaterial for the year ended December 29, 2013. As of January 3, 2016 and December 28, 2014, $38.6 million and $16.5 million, respectively, of computer software costs were capitalized associated with the Company’s implementation of a new enterprise resource planning software and applications.

Goodwill

Changes to the Company’s goodwill balance during the years ended January 3, 2016 and December 28, 2014 are as follows (in thousands):

	January 3, 2016	December 28, 2014
Balance at beginning of period	$724,904	$723,061
Current period acquisition	27,725	3,338
Purchase price allocation adjustments related to prior year acquisitions	—	(1,495)
Balance at end of period	$752,629	$724,904

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 3, 2016	December 28, 2014
Accrued compensation expenses	$120,662	$112,606
Deferred revenue, current portion	96,654	75,294
Accrued taxes payable	44,159	38,942
Acquisition related contingent consideration liability	35,000	44,124
Customer deposits	20,901	20,274
Other	78,963	44,036
Total accrued liabilities	$396,339	$335,276

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Helix

In July 2015, the Company obtained a 50% voting equity ownership interest in Helix Holdings I, LLC (Helix), a limited liability company formed with unrelated third party investors to pursue the development and commercialization of a marketplace for consumer genomics. The Company determined that Helix is a variable interest entity as the holders of the at-risk equity investments as a group lack the power to direct the activities of Helix that most significantly impact Helix’s economic performance. Additionally, the Company determined that it has (a) unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and no one individual party has unilateral power over the remaining significant activities of Helix and (b) the obligation to absorb losses of and the right to receive benefits from Helix that are potentially significant to Helix. As a result, the Company is deemed to be the primary beneficiary of Helix and is required to consolidate Helix.

The assets and liabilities of Helix are not significant to the Company’s financial position as of January 3, 2016. Helix has an immaterial impact on the Company’s consolidated statements of operations and cash flows for the fiscal year ended January 3, 2016.

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

Redeemable Noncontrolling Interests

Certain noncontrolling Helix investors may require the Company to redeem all noncontrolling interests in cash at the then approximate fair market value. The fair value of the redeemable noncontrolling interests is considered a Level 3 instrument. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed.

As the contingent redemption is outside of the control of Illumina, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the consolidated balance sheet. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of January 3, 2016, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

The activity of the redeemable noncontrolling interests during the year ended January 3, 2016 is as follows (in thousands):

Redeemable Noncontrolling Interests
Balance as of December 28, 2014	$—
Cash contributions	56,875
Amount held in escrow by third party	(24,747)
Vested portion of stock units	418
Net loss attributable to noncontrolling interests	(4,169)
Adjustment to the redemption value	4,169
Balance as of January 3, 2016	$32,546

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Intangible Assets

The Company’s intangible assets, excluding goodwill, include acquired licensed and core technologies, customer relationships, license agreements, and trade name. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.

The following is a summary of the Company’s identifiable intangible assets (in thousands):

	January 3, 2016			December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Licensed technologies	$83,956	$(53,226)	$30,730	$83,956	$(39,423)	$44,533
Core technologies	324,898	(109,706)	215,192	321,200	(77,493)	243,707
Customer relationships	34,246	(17,558)	16,688	26,461	(12,522)	13,939
License agreements	15,442	(6,289)	9,153	15,042	(4,592)	10,450
Trade name	5,379	(3,521)	1,858	4,700	(2,829)	1,871
Total intangible assets, net	$463,921	$(190,300)	$273,621	$451,359	$(136,859)	$314,500

As of January 3, 2016, the remaining weighted-average amortization period for identifiable intangible assets was 7.6 years.

Intangible assets acquired during the year ended January 3, 2016 are as follows (in thousands):

	Weighted-Average Useful Lives (in years)	Gross Carrying Amount
Core technologies	5.0	$3,698
Customer relationships	10.0	8,076
License agreements	4.6	400
Trade name	3.0	679
Total intangible asset additions		$12,853

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors.

Estimated Annual Amortization
2016	$49,608
2017	45,137
2018	35,652
2019	32,249
2020	24,533
Thereafter	86,442
Total	$273,621

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of January 3, 2016 and December 28, 2014 (in thousands):

	January 3, 2016				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalent)	$391,246	$—	$—	$391,246	$431,172	$—	$—	$431,172
Debt securities in government-sponsored entities	—	14,626	—	14,626	—	51,263	—	51,263
Corporate debt securities	—	421,094	—	421,094	—	500,088	—	500,088
U.S. Treasury securities	181,730	—	—	181,730	150,866	—	—	150,866
Deferred compensation plan assets	—	26,245	—	26,245	—	23,486	—	23,486
Total assets measured at fair value	$572,976	$461,965	$—	$1,034,941	$582,038	$574,837	$—	$1,156,875
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$35,000	$35,000	$—	$—	$44,124	$44,124
Deferred compensation liability	—	24,925	—	24,925	—	20,310	—	20,310
Total liabilities measured at fair value	$—	$24,925	$35,000	$59,925	$—	$20,310	$44,124	$64,434

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

The Company reassesses the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis using the income approach. This is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the remaining milestones and the discount rates, which depend on the milestone risk profiles. The changes in fair value of the contingent considerations during the years ended January 3, 2016, December 28, 2014, and December 29, 2013 were due to changes in the estimated payments and a shorter discounting period.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in estimated fair value of contingent consideration liabilities from December 30, 2012 through January 3, 2016 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 30, 2012	$12,519
Additional liability recorded for current period acquisitions	60,184
Change in estimated fair value, recorded in acquisition related gain, net	(18,784)
Cash payments	(4,439)
Balance as of December 29, 2013	49,480
Change in estimated fair value, recorded in acquisition related gain, net	(5,356)
Balance as of December 28, 2014	44,124
Change in estimated fair value, recorded in acquisition related gain, net	(6,124)
Cash payments	(3,000)
Balance as of January 3, 2016	$35,000

5.	Convertible Senior Notes

As of January 3, 2016, the Company had outstanding $75.5 million in principal amount of 0.25% convertible senior notes due March 15, 2016, $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019, and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021.

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

Both the 2019 and 2021 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election, based on an initial conversion rate, subject to adjustment, of 3.9318 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $254.34 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the measurement period) in which the trading price per 2019 and 2021 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2019 and 2021 Notes; and (4) at any time on or after March 15, 2019 for the 2019 Notes, or March 15, 2021 for the 2021 Notes, through the second scheduled trading day immediately preceding the maturity date.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2019 and 2021 Notes. Neither the 2019 nor the 2021 Notes were convertible as of January 3, 2016 and had no dilutive impact during the year ended January 3, 2016. If the 2019 and 2021 Notes were converted as of January 3, 2016, the if-converted value would not exceed the principal amount.

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

The 2016 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, based on an initial conversion rate, subject to adjustment, of 11.9687 shares per $1,000 principal amount of the 2016 Notes (which represents an initial conversion price of approximately $83.55 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the measurement period) in which the trading price per 2016 Note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending March 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2016 Notes; and (4) at any time on or after December 15, 2015 through the second scheduled trading day immediately preceding the maturity date. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 and continue to be convertible through March 11, 2016. As such, the remaining 2016 Notes outstanding were classified as current liabilities as of January 3, 2016.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In conjunction with the issuance of the 2019 and 2021 Notes, the Company used the net proceeds from the issuance plus cash on hand to repurchase $600.0 million in principal amount of the outstanding 2016 Notes in privately negotiated transactions. The aggregate cash used for the repurchase was $1,244.7 million. The repurchase is accounted for as an extinguishment of debt. Extinguishment accounting requires the purchase price to be allocated to the liability and equity components of the repurchased notes based on the fair value of the liability component, and the difference between the fair value and the carrying value of the liability component to be recognized as loss on extinguishment of debt. An interest rate of 1.2% upon settlement, which was estimated using Level 2 inputs, was applied to measure the fair value of the liability component of the extinguished debt. This calculation resulted in $588.8 million allocated to the debt component and $655.9 million allocated to the equity component. The $31.4 million difference between the $588.8 million fair value of debt component and the carrying value of the repurchased 2016 Notes was recorded as a loss on extinguishment of debt within other expense, net, during the year ended December 28, 2014. The $655.9 million of the repurchase price allocated to the equity component was recorded as a reduction of additional paid-in capital.

As a policy election under applicable guidance related to the calculation of diluted net income per share, the Company elected the combination settlement method as its stated settlement policy and applied the treasury stock method in the calculation of dilutive impact of the 2016 Notes. During the year ended December 29, 2013, the 2016 Notes were not convertible. However, as the market price of the Company’s common stock exceeded the conversion price during the last months of 2013, the calculation of dilutive potential common shares outstanding for the year ended December 29, 2013 reflects the dilutive impact from the 2016 Notes. If the 2016 Notes were converted as of January 3, 2016, the if-converted value would exceed the principal amount by $89.3 million.

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

As a result of the conversions of the 2016 Notes during the year ended January 3, 2016, the Company recorded a loss on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the applicable interest rate was estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.

The following table summarizes information about the conversion of the 2016 Notes during the year ended January 3, 2016 (in thousands):

2016 Notes
Cash paid for principal of notes converted	$244,480
Conversion value over principal amount paid in shares of common stock	$345,829
Number of shares of common stock issued upon conversion	1,721
Loss on extinguishment of debt	$4,062
Effective interest rate used to measure fair value of converted notes upon conversion	1.1% - 1.4%

The following table summarizes information about the equity and liability components of all convertible senior notes outstanding as of the period reported (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices, and is a Level 2 measurement.

	January 3, 2016	December 28, 2014
Principal amount of convertible notes outstanding	$1,225,547	$1,470,027
Unamortized discount of liability component	(134,969)	(178,991)
Net carrying amount of liability component	1,090,578	1,291,036
Less: current portion	(74,929)	(304,256)
Long-term debt	$1,015,649	$986,780
Carrying value of equity component, net of issuance costs	$213,811	$215,283
Fair value of outstanding notes	$1,456,451	$2,021,750
Weighted average remaining amortization period of discount on the liability component	4.6 years	5.2 years

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Commitments

Leases

The Company leases office and manufacturing facilities under various noncancellable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. The Company is headquartered in San Diego, California and leases facilities in San Diego and the San Francisco Bay Area in California; Madison, Wisconsin; Morrisville, North Carolina; Australia; Brazil; Canada; China; France; Japan; Singapore; the Netherlands; and the United Kingdom.

In conjunction with the acquisition of Verinata Health, Inc. in 2013, the Company assumed Verinata’s building lease for which Verinata was considered the accounting owner of the leased building. As such, the Company recorded the fair value of the building as an asset as of the acquisition date. The building is depreciated over a useful life of 30 years. The Company also recorded the related lease financing obligation as a liability assumed, representing the present value of all remaining building lease payments with an interest rate of 6.0%. The annual future minimum payments, including the balloon payment at the end of the lease for the value of the building to be transferred to the landlord, are $1.0 million for 2016 and $8.4 million for 2017.

On December 30, 2014, the Company entered into a lease agreement for certain office buildings to be constructed at 200-800 Lincoln Centre Drive, Foster City, California. The Company has the right to further expand the premises and lease an additional office building that may be built at this facility (the Expansion Building). The lease is for a period of 16 years (the Initial Term) with a target commencement date of July 1, 2017. Rent payments will begin upon the target commencement date. The Company has three five-year options to extend the lease. The aggregate rent during the Initial Term of the lease is expected to be approximately $204.0 million, but not including the Expansion Building.  The annual future minimum payments under this lease are $3.3 million in 2017, $6.6 million in 2018, $9.4 million in 2019, $12.3 million in 2020, and $172.4 million thereafter. These payments are not included in the table below. In addition to rent, the lease requires the Company to pay certain taxes, insurance, and operating costs relating to the leased buildings. The Company evaluated its involvement during the construction period, which includes certain indemnification obligations related to the construction. As a result, the Company is considered the owner of the construction project for accounting purposes only under build-to-suit lease accounting. As of January 3, 2016, the Company recorded $9.5 million in project construction costs incurred by the landlord as construction in progress and a corresponding amount in accrued liabilities. Once the landlord completes the construction of each of the buildings, we will evaluate the lease in order to determine whether or not it meets the criteria for “sale-leaseback” treatment.

On June 25, 2015, the Company entered into a lease agreement for an office building near Cambridge, England. Both of the leases at Foster City and Cambridge are with affiliates of Biomed Realty Trust, Inc. (BMR). One of our Board members also served on the Board of BMR.

Annual future minimum payments under operating leases as of January 3, 2016 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases
2016	$39,397	$(3,252)	$36,145
2017	37,909	(3,113)	34,796
2018	39,853	(3,206)	36,647
2019	43,027	(3,303)	39,724
2020	43,656	(3,291)	40,365
Thereafter	488,127	(8,878)	479,249
Total minimum lease payments	$691,969	$(25,043)	$666,926

Rent expense was $38.5 million, $33.2 million, and $28.1 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded facility exit obligations upon vacating its former headquarters in 2011. Changes in the facility exit obligation from December 30, 2012 through January 3, 2016 are as follows (in thousands):

Facility Exit Obligation
Balance as of December 30, 2012	$45,352
Adjustment to facility exit obligation	(114)
Accretion of interest expense	2,738
Cash payments	(9,758)
Balance as of December 29, 2013	38,218
Adjustment to facility exit obligation	2,555
Accretion of interest expense	2,638
Cash payments	(5,711)
Balance as of December 28, 2014	37,700
Adjustment to facility exit obligation	(5,303)
Accretion of interest expense	2,294
Cash payments	(12,531)
Balance as of January 3, 2016	$22,160

Licensing Agreements

In the normal course of its business, the Company enters, from time to time, into licensing agreements under which the Company commits to certain minimum royalty payments, some of which are subject to adjustment. Such licensing agreements may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual future minimum royalty payments under the Company’s licensing agreements as of January 3, 2016 are as follows (in thousands):

Minimum Payments
2016	$12,380
2017	13,410
2018	18,455
2019	23,500
2020	23,550
Total minimum royalty payments	$91,295

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties

Changes in the Company’s reserve for product warranties from December 30, 2012 through January 3, 2016 are as follows (in thousands):

Warranty Reserve
Balance as of December 30, 2012	$10,136
Additions charged to cost of revenue	15,674
Repairs and replacements	(15,403)
Balance as of December 29, 2013	10,407
Additions charged to cost of revenue	24,150
Repairs and replacements	(18,941)
Balance as of December 28, 2014	15,616
Additions charged to cost of revenue	27,574
Repairs and replacements	(26,473)
Balance as of January 3, 2016	$16,717

7.	Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Cost of product revenue	$9,841	$9,451	$6,223
Cost of service and other revenue	1,609	1,204	777
Research and development	42,001	50,880	37,439
Selling, general and administrative	79,142	91,016	61,387
Share-based compensation expense before taxes	132,593	152,551	105,826
Related income tax benefits	(38,986)	(44,194)	(32,819)
Share-based compensation expense, net of taxes	$93,607	$108,357	$73,007

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted and for stock purchased under the ESPP are as follows:

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Stock options granted:
Risk-free interest rate	—	—	0.14% - 1.86%
Expected volatility	—	—	30 - 44%
Expected term	—	—	0.8 - 9.4 years
Expected dividends	—	—	0%
Weighted-average grant-date fair value per share	—	—	$40.66

Stock purchased under the ESPP:
Risk-free interest rate	0.07% - 0.33%	0.05% - 0.13%	0.08% - 0.15%
Expected volatility	29% - 38%	38% - 41%	31 - 32%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$53.92	$44.64	$19.30

As of January 3, 2016, approximately $281.6 million of total unrecognized compensation cost related to stock options, restricted stock, and ESPP shares issued to date is expected to be recognized over a weighted-average period of approximately 2.9 years.

8.	Stockholders’ Equity

During the year ended January 3, 2016, the Company’s stockholders approved the 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan), which replaced both the 2005 Stock and Incentive Plan and the 2008 Verinata Health Stock Plan, and increased the maximum number of shares of common stock authorized for issuance by 2.7 million shares. The 2015 Stock Plan, 2005 Solexa Equity Incentive Plan (the 2005 Solexa Equity Plan), and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. As of January 3, 2016, approximately 7.4 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Restricted Stock

The Company issues restricted stock units (RSU), restricted stock awards (RSA), and performance stock units (PSU). The Company grants RSU and PSU pursuant to its 2015 Stock and Incentive Plan and 2008 Verinata Stock Plan. RSU are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. For grants to new hires prior to July 2011 and for grants to existing employees prior to December 2014, RSU generally vest 15% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date, and 35% on the fourth anniversary of the grant date. For grants to new hires subsequent to July 2011 and for grants to existing employees subsequent to December 2014, RSU generally vest over a four-year period with equal vesting on anniversaries of the grant date. The Company satisfies RSU vesting through the issuance of new shares. The Company issues PSU for which the number of shares issuable at the end of a three-year performance period can reach up to 150% of the shares approved in the award based on the Company’s performance relative to specified earnings per share targets.

The Company also issues RSA that are released based on service related vesting conditions. RSA may be issued from the Company’s treasury stock or granted pursuant to the Company’s 2005 Stock and Incentive Plan.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock activity and related information from December 30, 2012 through January 3, 2016 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at December 30, 2012	465	3,660	587	$53.84	$45.49	$49.64
Awarded	—	1,532	584	—	$77.53	$59.16
Vested	(217)	(1,308)	—	$54.27	$42.97	—
Cancelled	—	(256)	(70)	—	$49.24	$50.42
Outstanding at December 29, 2013	248	3,628	1,101	$53.46	$59.66	$54.64
Awarded	—	780	968	—	$172.53	$104.52
Vested	(140)	(1,383)	(753)	$47.90	$55.44	$49.52
Cancelled	—	(184)	(59)	—	$65.09	$52.87
Outstanding at December 28, 2014	108	2,841	1,257	$56.62	$92.35	$96.21
Awarded	—	756	194	—	$184.10	$183.29
Vested	(87)	(1,138)	(741)	$58.72	$75.29	$60.80
Cancelled	—	(253)	(127)	—	$99.50	$99.30
Outstanding at January 3, 2016	21	2,206	583	$47.93	$131.80	$169.41
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Pre-tax intrinsic values and total fair value of vested restricted stock are as follows (in thousands):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Pre-tax intrinsic value of outstanding restricted stock:
RSA	$4,041	$20,321	$27,384
RSU	$423,391	$534,708	$400,421
PSU	$111,958	$236,606	$121,555

Fair value of restricted stock vested:
RSA	$5,104	$6,712	$11,750
RSU	$85,683	$76,646	$56,212
PSU	$45,014	$37,313	—

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s stock option activity under all stock option plans from December 30, 2012 through January 3, 2016 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 30, 2012	8,351	$32.10
Granted	512	$14.74
Exercised	(3,006)	$27.70
Cancelled	(133)	$41.80
Outstanding at December 29, 2013	5,724	$32.64
Exercised	(2,478)	$29.93
Cancelled	(35)	$31.73
Outstanding at December 28, 2014	3,211	$34.74
Exercised	(1,529)	$28.54
Cancelled	(83)	$10.31
Outstanding at January 3, 2016	1,599	$41.95

At January 3, 2016, outstanding options to purchase 1.6 million shares were exercisable with a weighted-average per share exercise price of $42.09. The weighted-average remaining life of options outstanding and exercisable is 3.8 years as of January 3, 2016.

The aggregate intrinsic value of options outstanding and options exercisable as of January 3, 2016 was $239.8 million and $236.6 million, respectively. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between the Company’s closing stock price per share on the last trading day of the fiscal period, which was $191.95 as of December 31, 2015, and the exercise price. Total intrinsic value of options exercised was $256.1 million, $330.5 million, and $141.7 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. Total fair value of options vested was $4.3 million, $17.2 million, and $24.0 million for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

Employee Stock Purchase Plan

A total of 15.5 million shares of the Company’s common stock have been reserved for issuance under its 2000 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first of the offering period or purchase date, whichever is lower. The initial offering period commenced in July 2000.

Approximately 0.2 million, 0.3 million, and 0.4 million shares were issued under the ESPP during the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively. As of January 3, 2016 and December 28, 2014, there were approximately 14.5 million and 14.7 million shares available for issuance under the ESPP, respectively.

Warrants

In connection with the offering of the Company’s 2014 Notes, the Company sold warrants to purchase 18.3 million shares of common stock to counterparties to the convertible note hedge transactions. The warrants had an exercise price of $31.44 per share, and the proceeds from the sale of such warrants were used by the Company to partially offset the cost of the transactions. In July 2013, the Company settled with a hedging counterparty outstanding warrants to purchase approximately 3.0 million shares of the Company’s common stock for $125.0 million in cash. The remaining warrants were exercised in full during the year ended December 28, 2014.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases

During the years ended January 3, 2016, December 28, 2014, and December 29, 2013, the Company repurchased approximately 1.7 million shares for $274.3 million, 1.5 million shares for $237.2 million, and 0.9 million shares for $50.0 million, respectively.

On May 1, 2015, the Company’s Board of Directors authorized share repurchases for up to $150.0 million of repurchases under a Rule 10b5-1 plan. In addition, on October 29, 2015, the Company’s Board of Directors authorized a new discretionary share repurchase program of $250.0 million. Authorizations to repurchase up to an additional $256.1 million of its common stock remained as of January 3, 2016.

9.	Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of January 3, 2016, the Company had $19.0 million in accrued legal contingencies. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants in outstanding litigations or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Syntrix

On November 24, 2010, Syntrix Biosystems, Inc. (Syntrix) filed suit against the Company in the United States District Court for the Western District of Washington at Tacoma (Case No. C10-5870-BHS) alleging that the Company willfully infringed U.S. Patent No. 6,951,682 by selling its BeadChip array products, and that the Company misappropriated Syntrix’s trade secrets. On January 30, 2013, the Court granted the Company’s motion for summary judgment on Syntrix’s trade secret claims, and dismissed those claims from the case. On March 14, 2013, a jury reached a verdict in favor of Syntrix, finding that Illumina’s BeadChip kits infringe the Syntrix patent. During trial, the Court dismissed Syntrix’s claim that the alleged infringement was willful. On July 1, 2013, the Court entered a Final Amended Judgment for $115.1 million, in accordance with the jury verdict, including supplemental damages and prejudgment interest. In addition, the Court awarded Syntrix an ongoing royalty of 8% for accused sales from March 15, 2013 until the patent expires on September 16, 2019. On December 3, 2013, the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit challenging the Final Amended Judgment. On December 16, 2013, Syntrix cross appealed the Court’s dismissal of its trade secret claims and denial of its willfulness claim. For the year ended December 29, 2013, the Company recorded total charges of $132.9 million related to this matter, $114.6 million of which was recorded within operating expenses, with the remainder recorded to cost of sales.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claimed. The fair value of license and past damages was estimated using a discounted cash flow model, and is considered to be a Level 3 measurement.

The settlement of the litigation resulted in a gain of $109.4 million. $27.3 million of the total gain was recorded as reversal of cost of sales, reflecting a true-up of historical royalty expenses to the effective royalty rate. The remaining gain of $82.1 million was recorded as a legal contingency gain in operating expenses.

Sequenom

On December 2, 2014, the Company and its subsidiary Verinata Health, Inc. entered into a series of agreements with Sequenom, Inc. (Sequenom), its subsidiary Sequenom Center for Molecular Medicine LLC (Sequenom LLC), and Chinese University of Hong Kong (CUHK), and an agreement with the Trustees of Leland Stanford University (Stanford), that, together, (1) settled a patent litigation pending in the United States District Court for the Northern District of California (the District Court) between Verinata and Stanford, on the one hand, and Sequenom, Sequenom LLC, and Isis Innovation Limited (Isis), on the other hand, (2) requested remand of certain claims and counterclaims of Sequenom, Isis, Verinata, and Stanford from the appeal pending in the United States Court of Appeals for the Federal Circuit of a second patent litigation pending in District Court in order to seek to vacate an order related to those claims and dismiss them, and (3) settled an inter partes review related to a United States Patent No. 8,195,415, assigned to Stanford and licensed to Verinata.

As part of the settlement, the Company and Sequenom have entered into a Pooled Patents Agreement and related sublicense agreements whereby (1) Sequenom granted Illumina a worldwide license to patents directed to Non-Invasive Prenatal Testing (NIPT) for Laboratory Developed Testing (LDT) and In-Vitro Diagnostic (IVD) products, which license is exclusive in the LDT field, except with respect to certain patents formerly owned by Isis, in which case it is non-exclusive, and (2) Illumina (and Verinata in some cases) granted a worldwide non-exclusive license to Sequenom under Illumina-owned and in-licensed NIPT-related patents for Sequenom to continue its business related to NIPT LDT (the patents owned or in-licensed by either the Company or Sequenom that fall under the Pooled Patents Agreement are the “Pooled Patents”). The Company also assumed, by novation, amended exclusive patent licenses from CUHK to Sequenom and entered into several new exclusive in-license agreements with CUHK related to CUHK patents directed to NIPT, and granted to Sequenom non-exclusive sublicenses under the Company’s license agreements with CUHK, Stanford, and General Hospital Corporation for Sequenom to practice NIPT LDT. The Company and Sequenom also extended, amended, and restated their current supply agreement under which Sequenom purchases from the Company equipment and supplies for NIPT LDT and other clinical fields, and entered into a separate agreement whereby Sequenom transferred to the Company certain clinical samples and data useful in the development of NIPT IVD.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The income before income taxes summarized by region is as follows (in thousands):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
United States	$217,674	$176,974	$(53,703)
Foreign	365,468	271,784	213,017
Total income before income taxes	$583,142	$448,758	$159,314

The provision for income taxes consists of the following (in thousands):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Current:
Federal	$106,062	$60,984	$78,419
State	18,240	12,381	8,854
Foreign	46,397	41,815	39,416
Total current provision	170,699	115,180	126,689
Deferred:
Federal	(11,534)	(3,191)	(69,102)
State	(31,779)	(4,974)	(15,222)
Foreign	(1,634)	(11,608)	(8,359)
Total deferred benefit	(44,947)	(19,773)	(92,683)
Total tax provision	$125,752	$95,407	$34,006

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Tax at federal statutory rate	$204,100	$157,065	$55,760
State, net of federal benefit	8,821	5,023	647
Research and other credits	(19,853)	(16,144)	(10,977)
Change in valuation allowance	(3,750)	(4,212)	10,544
Change in fair value of contingent consideration	(2,143)	(1,321)	(3,859)
Impact of foreign operations	(42,356)	(42,215)	(18,006)
Cost sharing adjustment	(24,813)	—	—
Other	5,746	(2,789)	(103)
Total tax provision	$125,752	$95,407	$34,006

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 35%. The most significant tax benefits from foreign operations were from the Company’s earnings in Singapore and the United Kingdom, which had statutory tax rates of 17% and 20.25%, respectively, in the year ended January 3, 2016. The impact of foreign operations also includes the U.S. foreign tax credit impact of non-U.S. earnings and uncertain tax positions related to foreign items.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost sharing adjustment recorded in 2015 is related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a recent tax court opinion in which an unrelated third party was successful in challenging such charges. If this tax court opinion is overturned in the future, our tax rate will be adversely impacted by the reversal of the discrete tax benefit recorded this year and any stock compensation that should have been included in the cost-sharing charges from this year going forward.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 3, 2016	December 28, 2014
Deferred tax assets:
Net operating losses	$35,448	$47,738
Tax credits	40,590	32,192
Other accruals and reserves	42,223	41,676
Stock compensation	52,199	54,570
Deferred rent	30,355	25,975
Cost sharing adjustment	24,813	—
Other amortization	32,782	28,203
Other	27,727	36,048
Total gross deferred tax assets	286,137	266,402
Valuation allowance on deferred tax assets	(13,392)	(15,191)
Total deferred tax assets	272,745	251,211
Deferred tax liabilities:
Purchased intangible amortization	(78,270)	(85,612)
Convertible debt	(47,863)	(61,383)
Property and equipment	(15,090)	(16,521)
Other	(825)	(1,670)
Total deferred tax liabilities	(142,048)	(165,186)
Net deferred tax assets	$130,697	$86,025

In November 2015, the FASB issued ASU No. 2015-17, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in ASU No. 2015-17 are effective for fiscal years and interim periods within those years, beginning after 15 December 2016, with early adoption permitted. The new guidance may be applied either on a prospective or retrospective basis. The Company adopted ASU No. 2015-17 prospectively as of January 3, 2016. Prior periods were not retrospectively adjusted for this change in accounting principle.

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Based on the available evidence as of January 3, 2016, the Company was not able to conclude it is more likely than not certain U.S. deferred tax assets will be realized. Therefore, the Company recorded a valuation allowance of $13.4 million against certain deferred tax assets, including $3.1 million against certain foreign deferred tax assets.

During the year ended January 3, 2016, the valuation allowance decreased by $1.8 million, primarily due to a $6.1 million decrease in the provision for income taxes related to state research and development credits realized, offset by a $2.3 million increase in the provision for income taxes related to the valuation allowance on other U.S. and foreign deferred tax assets, and a $2.0 million increase in goodwill related pre-acquisition deferred tax assets from an acquired entity.

As of January 3, 2016, the Company had net operating loss carryforwards for federal and state tax purposes of $102.6 million and $351.1 million, respectively, which will begin to expire in 2020 and 2017, respectively, unless utilized prior. The Company also had federal and state tax credit carryforwards of $49.8 million and $78.4 million, respectively, which will begin to expire in 2025 and 2019, respectively, unless utilized prior.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of the Company’s net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of January 3, 2016 are net of any previous limitations due to Section 382 and 383.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. During the year ended January 3, 2016, the Company realized $125.5 million of such excess tax benefits, and accordingly recorded a corresponding credit to additional paid-in capital. As of January 3, 2016, the Company had $70.8 million of unrealized excess tax benefits associated with share-based compensation. These tax benefits will be accounted for as a credit to additional paid-in capital, if and when realized, rather than a reduction of the provision for income taxes.

The Company’s manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2018. For the year ended January 3, 2016, these tax holidays and incentives resulted in a $23.3 million decrease to the provision for income taxes and an increase in diluted earnings per share attributable to Illumina stockholders of $0.16.

It is the Company’s intention to indefinitely reinvest all current and future foreign earnings in order to ensure sufficient working capital to support and expand existing operations outside the United States. Accordingly, residual U.S. income taxes have not been provided on $511.9 million of undistributed earnings of foreign subsidiaries as of January 3, 2016. In the event the Company was required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. It is not practicable for the Company to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

The following table summarizes the gross amount of the Company’s uncertain tax positions (in thousands):

	January 3, 2016	December 28, 2014	December 29, 2013
Balance at beginning of year	$52,088	$49,046	$37,585
Increases related to prior year tax positions	2,185	426	4,794
Decreases related to prior year tax positions	(1,115)	(804)	(223)
Increases related to current year tax positions	10,584	8,756	7,503
Decreases related to lapse of statute of limitations	(7,600)	(5,336)	(613)
Balance at end of year	$56,142	$52,088	$49,046

Included in the balance of uncertain tax positions as of January 3, 2016 and December 28, 2014, were $47.1 million and $42.6 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the Company’s effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. The Company recognized income of $0.2 million during the year ended January 3, 2016, and expense of $0.7 million, and $1.0 million, during the years ended December 28, 2014, and December 29, 2013, respectively, related to potential interest and penalties on uncertain tax positions. The Company recorded a liability for potential interest and penalties of $4.5 million and $4.4 million as of January 3, 2016 and December 28, 2014, respectively.

Tax years 1997 to 2014 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be determined given the number of matters and the number of years that are potentially subject to examination.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plans

Retirement Plan

The Company has a 401(k) savings plan covering substantially all of its employees in the United States. Company contributions to the plan are discretionary. During the years ended January 3, 2016, December 28, 2014, and December 29, 2013, the Company made matching contributions of $11.5 million, $9.5 million, and $7.0 million, respectively.

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

In January 2008, the Company also established a rabbi trust for the benefit of the participants under the Plan. In accordance with authoritative guidance related to consolidation of variable interest entities and accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the Company has included the assets of the rabbi trust in its consolidated balance sheet since the trust’s inception. As of January 3, 2016 and December 28, 2014, the assets of the trust were $26.2 million and $23.5 million, respectively, and liabilities of the Company were $24.9 million and $20.3 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the Company’s consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other expense, net in the consolidated statements of income, and changes in the values of the deferred compensation liabilities are recorded in cost of revenue or operating expenses.

12.	Segment Information, Geographic Data, and Significant Customers

The Company had revenue in the following regions for the years ended January 3, 2016, December 28, 2014, and December 29, 2013 (in thousands):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013
United States	$1,207,373	$950,703	$714,662
Europe	527,406	466,536	354,682
Asia-Pacific	379,575	342,702	276,442
Other markets	105,408	101,417	75,392
Total	$2,219,762	$1,861,358	$1,421,178

Revenues are attributable to geographic areas based on the region of destination.

The majority of our product sales consist of consumables and instruments. For the years ended January 3, 2016, December 28, 2014, and December 29, 2013, consumable sales represented 58%, 56%, and 62%, respectively, of total revenues and instrument sales comprised 27%, 30%, and 26%, respectively, of total revenues. The Company’s customers include leading genomic research centers, academic institutions, government laboratories, and hospitals, as well as pharmaceutical, biotechnology, agrigenomics, commercial molecular diagnostic laboratories, and consumer genomics companies. The Company had no customers that provided more than 10% of total revenue in the years ended January 3, 2016, December 28, 2014, and December 29, 2013.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. The Company had net long-lived assets consisting of property and equipment in the following regions as of January 3, 2016 and December 28, 2014 (in thousands):

	January 3, 2016	December 28, 2014
United States	$273,193	$204,717
United Kingdom	33,271	31,965
Singapore	30,127	22,326
Other countries	6,103	6,256
Total	$342,694	$265,264

13.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for fiscal years 2015 and 2014 ended January 3, 2016 and December 28, 2014 were 13 weeks, except for the fourth quarter of fiscal year 2015, which was 14 weeks. Summarized quarterly data for fiscal years 2015 and 2014 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenue	$538,565	$539,378	$550,271	$591,548
Gross profit	$375,027	$376,365	$387,539	$410,359
Consolidated net income	$136,658	$102,247	$115,621	$102,864
Net loss attributable to noncontrolling interests	$—	$—	$2,556	$1,613
Net income attributable to Illumina stockholders	$136,658	$102,247	$118,177	$104,477
Earnings per share attributable to Illumina stockholders:
Basic	$0.95	$0.71	$0.81	$0.72
Diluted	$0.92	$0.69	$0.79	$0.70
2014
Total revenue	$420,781	$447,568	$480,630	$512,379
Gross profit	$278,292	$300,540	$333,941	$384,937
Net income	$59,977	$46,605	$93,489	$153,280
Earnings per share:
Basic	$0.47	$0.36	$0.66	$1.08
Diluted	$0.40	$0.31	$0.63	$1.03

14.	Subsequent Events

GRAIL, Inc. Investment

In January 2016, GRAIL, Inc. (GRAIL), a new company, majority owned by Illumina, was formed to enable cancer screening via a blood test. GRAIL completed its initial round of Series A preferred stock financing, raising over $100 million, of which lllumina invested $40 million. In conjunction with this transaction, Illumina and GRAIL executed a long-term supply agreement that provides for discounted supply terms.

Acquisitions

In January 2016, the Company closed two acquisitions consisting of $18 million in upfront cash payments, equity instruments and certain contingent consideration provisions that could aggregate up to approximately $49 million upon the achievement of defined milestones.

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

During the fourth quarter of 2015, we continued to monitor and evaluate the operating effectiveness of key controls related to process enhancements arising out of our enterprise resource planning system implementation in the prior quarter. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2016. The effectiveness of our internal control over financial reporting as of January 3, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

We have audited Illumina, Inc.’s internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Illumina, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Illumina, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Illumina, Inc. as of January 3, 2016 and December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2016 of Illumina, Inc. and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
March 2, 2016

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

(b) Identification of Executive Officers. Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

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

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

ITEM 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2016.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:  See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule:  See “Schedule II — Valuation and Qualifying Accounts and Reserves” in this section of this Form 10-K.

3. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Expenses/(Reductions from Revenue)(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year ended January 3, 2016
Allowance for doubtful accounts	$5,459	3,213	(459)	$8,213
Year ended December 28, 2014
Allowance for doubtful accounts	$3,680	1,870	(91)	$5,459
Year ended December 29, 2013
Allowance for doubtful accounts	$4,280	(422)	(178)	$3,680
_______________________________________

(1)	Additions to and reductions from allowance for doubtful accounts are recorded to selling, general and administrative expense.

(2)	Deductions for allowance for doubtful accounts are for accounts receivable written off.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger by and among Illumina, Inc., TP Corporation, Verinata Health, Inc. and Shareholder Representative Services LLC (as the Stockholder Representative), dated as of January 6, 2013	10-K	001-35406	2.1	2/15/2013
3.1	Amended and Restated Certificate of Incorporation	8-K	000-30361	3.1	9/23/2008
3.2	Amended and Restated Bylaws	8-K	000-30361	3.1	11/5/2014
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0.25% Convertible Senior Notes due 2016, dated as of March 18, 2011, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	000-30361	4.1	5/4/2011
4.3	Indenture related to the 0% Convertible Senior Notes due 2019, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	6/11/2014
4.4	Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.2	6/11/2014
4.5	First Supplemental Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of August 27, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-35406	4.1	10/29/2014
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through February 2, 2012	10-K	001-35406	10.4	2/24/2012
+10.5	2005 Stock and Incentive Plan, as amended and restated through May 29, 2013	S-8	333-190322	4.5	8/2/2013
+10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	001-35406	10.6	2/24/2012
+10.7	Form of Stock Option Agreement for Non-Employee Directors under 2005 Stock and Incentive Plan	10-K	001-35406	10.7	2/24/2012
+10.8	Form of Restricted Stock Unit Agreement for Employees under 2005 Stock and Incentive Plan	10-K	001-35406	10.8	2/24/2012

INDEX TO EXHIBITS — (Continued)

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
+10.9	Form of Stock Option Agreement for Employees under 2005 Stock and Incentive Plan	10-K	001-35406	10.9	2/24/2012
+10.10	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.11	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.12	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.13	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.14	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.15	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.16	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
10.17	License Agreement, dated June 24, 2002, between Dade Behring Marburg GmbH and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.23	3/2/2004
10.18	Non-exclusive License Agreement, dated January 24, 2002, between Amersham Biosciences Corp. and Illumina (with certain confidential portions omitted)	S-3/A	333-111496	10.24	3/2/2004
10.19	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.20	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.21	Settlement and Release Agreement between Affymetrix, Inc. and Illumina, dated January 9, 2008	10-K	000-30361	10.44	2/26/2008
10.22	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.23	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.24	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
+10.25	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.26	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015

INDEX TO EXHIBITS — (Continued)

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
10.27	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015
10.28	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.29	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015					X
10.30	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016					X
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Jay T. Flatley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Jay T. Flatley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

_______________________________________

+	Management contract or corporate plan or arrangement

Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders subsequent to the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2016.

ILLUMINA, INC.

By	/s/ JAY T. FLATLEY
Jay T. Flatley Chief Executive Officer and Chairman of the Board of Directors

March 2, 2016
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

/s/ JAY T. FLATLEY	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2016
Jay T. Flatley

/s/ MARC A. STAPLEY	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)	March 2, 2016
Marc A. Stapley

/s/ MICHEL BOUCHARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2016
Michel Bouchard

/s/ FRANCIS A. DESOUZA	President and Director	March 2, 2016
Francis A. deSouza

/s/ FRANCES ARNOLD	Director	March 2, 2016
Frances Arnold

/s/ A. BLAINE BOWMAN	Director	March 2, 2016
A. Blaine Bowman

/s/ DANIEL M. BRADBURY	Director	March 2, 2016
Daniel M. Bradbury

/s/ KARIN EASTHAM	Director	March 2, 2016
Karin Eastham

	Director	March 2, 2016
Robert S. Epstein

/s/ DAVID R. WALT	Director	March 2, 2016
David R. Walt

/s/ ROY WHITFIELD	Director	March 2, 2016
Roy Whitfield