Form 10-Q
period 2016-04-03
ILLUMINA INC
filed 2016-05-09
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 3, 2016

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

As of April 29, 2016, there were 147.2 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3, 2016	January 3, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$754,910	$768,770
Short-term investments	588,182	617,450
Accounts receivable, net	402,514	385,529
Inventory	287,919	270,777
Prepaid expenses and other current assets	40,273	54,297
Total current assets	2,073,798	2,096,823
Property and equipment, net	385,253	342,694
Goodwill	776,029	752,629
Intangible assets, net	269,576	273,621
Deferred tax assets	196,198	134,515
Other assets	92,852	87,465
Total assets	$3,793,706	$3,687,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,680	$148,721
Accrued liabilities	326,548	386,844
Long-term debt, current portion	—	74,929
Total current liabilities	481,228	610,494
Long-term debt	1,022,646	1,015,649
Other long-term liabilities	185,526	180,505
Redeemable noncontrolling interests	33,383	32,546
Stockholders’ equity:
Common stock	1,876	1,859
Additional paid-in capital	2,617,681	2,497,501
Accumulated other comprehensive income	1,982	36
Retained earnings	1,112,352	1,022,765
Treasury stock, at cost	(1,742,782)	(1,673,608)
Total Illumina stockholders’ equity	1,991,109	1,848,553
Noncontrolling interests	79,814	—
Total stockholders’ equity	2,070,923	1,848,553
Total liabilities and stockholders’ equity	$3,793,706	$3,687,747
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 3, 2016	March 29, 2015
Revenue:
Product revenue	$482,750	$459,127
Service and other revenue	89,013	79,438
Total revenue	571,763	538,565
Cost of revenue:
Cost of product revenue	125,326	119,624
Cost of service and other revenue	38,887	32,529
Amortization of acquired intangible assets	10,496	11,385
Total cost of revenue	174,709	163,538
Gross profit	397,054	375,027
Operating expense:
Research and development	123,994	91,772
Selling, general and administrative	149,233	116,317
Legal contingencies	2,000	—
Headquarter relocation	382	699
Acquisition related gain, net	—	(9,887)
Total operating expense	275,609	198,901
Income from operations	121,445	176,126
Other income (expense):
Interest income	1,224	1,693
Interest expense	(8,525)	(11,164)
Cost-method investment gain, net	—	12,582
Other income (expense), net	1,452	(1,191)
Total other (expense) income, net	(5,849)	1,920
Income before income taxes	115,596	178,046
Provision for income taxes	28,377	41,388
Consolidated net income	87,219	136,658
Add: Net loss attributable to noncontrolling interests	2,368	—
Net income attributable to Illumina stockholders	$89,587	$136,658
Earnings per share attributable to Illumina stockholders:
Basic	$0.61	$0.95
Diluted	$0.60	$0.92
Shares used in computing earnings per common share:
Basic	146,866	143,771
Diluted	148,357	148,683
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Consolidated net income	$87,219	$136,658
Unrealized gain on available-for-sale securities, net of deferred tax	1,946	3,414
Total consolidated comprehensive income	89,165	140,072
Add: Comprehensive loss attributable to noncontrolling interests	2,368	—
Comprehensive income attributable to Illumina stockholders	$91,533	$140,072
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Income	Earnings	Stock	Interests	Equity
Balance as of January 3, 2016	$1,859	$2,497,501	$36	$1,022,765	$(1,673,608)	$—	$1,848,553
Net income (loss)	—	—	—	89,587	—	(382)	89,205
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	1,946	—	—	—	1,946
Issuance of common stock, net of repurchases	17	23,002	—	—	(69,520)	—	(46,501)
Tax impact from the conversion of convertible notes	—	36	—	—	—	—	36
Share-based compensation	—	35,432	—	—	—	8	35,440
Net incremental tax benefit related to share-based compensation	—	58,867	—	—	—	—	58,867
Vesting of redeemable equity awards	—	(837)	—	—	—	—	(837)
Adjustment to the carrying value of redeemable noncontrolling interests	—	(1,986)	—	—	—	—	(1,986)
Issuance of subsidiary shares in business combination	—	2,112	—	—	—	188	2,300
Issuance of treasury stock	—	3,554	—	—	346	—	3,900
Contributions from noncontrolling interest owners	—	—	—	—	—	80,000	80,000
Balance as of April 3, 2016	$1,876	$2,617,681	$1,982	$1,112,352	$(1,742,782)	$79,814	$2,070,923

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Consolidated net income	$87,219	$136,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,674	16,754
Amortization of intangible assets	12,545	13,348
Share-based compensation expense	35,292	31,918
Accretion of debt discount	7,731	10,169
Incremental tax benefit related to share-based compensation	(58,993)	(76,445)
Deferred income tax (benefit) expense	(6,200)	53,452
Change in fair value of contingent consideration	—	(9,887)
Cost-method investment gain, net	—	(12,582)
Other	(1,055)	1,255
Changes in operating assets and liabilities:
Accounts receivable	(12,630)	(59,474)
Inventory	(17,149)	(14,044)
Prepaid expenses and other current assets	(2,571)	(1,157)
Other assets	(2,404)	(2,530)
Accounts payable	3,057	28,867
Accrued liabilities	(29,791)	(51,044)
Other long-term liabilities	4,013	1,521
Net cash provided by operating activities	39,738	66,779
Cash flows from investing activities:
Purchases of available-for-sale securities	(84,882)	(325,383)
Sales of available-for-sale securities	39,009	152,156
Maturities of available-for-sale securities	76,455	42,564
Net cash paid for acquisitions	(17,875)	—
Net (purchases of) sales proceeds from strategic investments	(2,842)	13,067
Purchases of property and equipment	(53,418)	(36,551)
Net cash used in investing activities	(43,553)	(154,147)
Cash flows from financing activities:
Payments on financing obligations	(75,675)	(114)
Payments on acquisition related contingent consideration liability	(29,200)	—
Incremental tax benefit related to share-based compensation	58,993	76,445
Common stock repurchases	—	(34,753)
Taxes paid related to net share settlement of equity awards	(69,520)	(83,839)
Proceeds from issuance of common stock	23,053	29,727
Contributions from noncontrolling interest owners	80,000	—
Net cash used in financing activities	(12,349)	(12,534)
Effect of exchange rate changes on cash and cash equivalents	2,304	(2,715)
Net decrease in cash and cash equivalents	(13,860)	(102,617)
Cash and cash equivalents at beginning of period	768,770	636,154
Cash and cash equivalents at end of period	$754,910	$533,537

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

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, from which the balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Segment Information

The Company is organized into three operating segments for purposes of recording and reporting its financial results.  Two of the operating segments relate to the Company’s consolidated variable interest entities and are immaterial to the financial statements as a whole for all periods presented.  Accordingly, the financial results for all operating segments have been reported on an aggregate basis as one reportable segment.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended April 3, 2016 and March 29, 2015 were both 13 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three months ended April 3, 2016, there have been no changes in to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718). The new standard requires income tax effects of stock compensation awards to be recognized in the income statement when the awards vest or are settled. The new standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 will be effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in financial statements. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Weighted average shares outstanding	146,866	143,771
Effect of potentially dilutive common shares from:
Convertible senior notes	239	2,177
Equity awards	1,252	2,735
Weighted average shares used in calculating diluted earnings per share	148,357	148,683
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	978	3

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	April 3, 2016				January 3, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$4,753	$—	$(1)	$4,752	$14,634	$—	$(8)	$14,626
Corporate debt securities	386,062	610	(256)	386,416	422,177	44	(1,127)	421,094
U.S. Treasury securities	196,671	363	(20)	197,014	182,144	3	(417)	181,730
Total available-for-sale securities	$587,486	$973	$(277)	$588,182	$618,955	$47	$(1,552)	$617,450

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of April 3, 2016 were as follows (in thousands):

Estimated Fair Value
Due within one year	$262,378
After one but within five years	325,804
Total	$588,182

The Company has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying condensed consolidated balance sheets.

Cost-Method Investments

As of April 3, 2016 and January 3, 2016, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies included in other assets were $61.7 million and $56.6 million, respectively. Revenue recognized from transactions with such companies were $13.1 million and $17.1 million, respectively, for the three months ended April 3, 2016 and March 29, 2015.

During the three months ended March 29, 2015, the Company recognized a gain on a disposition of a cost-method investment of $15.1 million. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment loss was recorded during the three months ended April 3, 2016 or March 29, 2015.

Inventory

Inventory consists of the following (in thousands):

	April 3, 2016	January 3, 2016
Raw materials	$96,303	$97,740
Work in process	155,563	138,322
Finished goods	36,053	34,715
Total inventory	$287,919	$270,777

Goodwill

Changes in the Company’s goodwill balance during the three months ended April 3, 2016 are as follows (in thousands):

Goodwill
Balance as of January 3, 2016	$752,629
Current period acquisitions	23,400
Balance as of April 3, 2016	$776,029

In January 2016, the Company closed two acquisitions consisting of $17.9 million in upfront cash payments, equity instruments, and certain contingent consideration provisions.

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

As of April 3, 2016, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of April 3, 2016 and January 3, 2016, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $79.3 million and $61.3 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 3, 2016	January 3, 2016
Deferred revenue, current portion	$102,179	$96,654
Accrued compensation expenses	83,336	120,662
Accrued taxes payable	42,288	44,159
Customer deposits	22,994	20,901
Acquisition related contingent liability, current portion	5,835	35,000
Other	69,916	69,468
Total accrued liabilities	$326,548	$386,844

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

Changes in the Company’s reserve for product warranties during the three months ended April 3, 2016 and March 29, 2015 are as follows (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Balance at beginning of period	$16,717	$15,616
Additions charged to cost of product revenue	6,650	6,897
Repairs and replacements	(7,547)	(6,522)
Balance at end of period	$15,820	$15,991

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three months ended April 3, 2016 and March 29, 2015 are as follows (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Balance at beginning of period	$22,160	$37,700
Adjustment to facility exit obligation	47	—
Accretion of interest expense	335	607
Cash payments	(1,180)	(1,488)
Balance at end of period	$21,362	$36,819

During the three months ended April 3, 2016, the Company entered into an agreement to sublease its office building in San Francisco, California. The Company will receive $51.2 million in minimum lease payments during the initial term of approximately eight years. On April 5, 2016, the Company entered into a lease agreement for certain office buildings in San Diego, California. Minimum lease payments during the initial term of ten years are estimated to be $127.4 million.

Investments in Consolidated Variable Interest Entities

GRAIL, Inc.

In January 2016, the Company obtained a majority equity ownership interest in GRAIL, Inc. (GRAIL), a company formed with unrelated third party investors to pursue the development and commercialization of a blood test for asymptomatic cancer screening. The Company determined that GRAIL is a variable interest entity as the entity lacks sufficient equity to finance its activities without additional support. Additionally, the Company determined that it has (a) control of the entity’s Board of Directors, which has unilateral power over the activities that most significantly impact the economic performance of GRAIL and (b) the obligation to absorb losses of and the right to receive benefits from GRAIL that are potentially significant to GRAIL. As a result, the Company is deemed to be the primary beneficiary of GRAIL and is required to consolidate GRAIL. On a fully diluted basis, the Company holds a 52% equity ownership interest in GRAIL as of April 3, 2016.

During the three months ended April 3, 2016, GRAIL completed its Series A convertible preferred stock financing, raising $120.0 million, of which the Company invested $40.0 million. Additionally, the Company and GRAIL executed a long-term supply agreement in which the Company contributed certain perpetual licenses, employees, and discounted supply terms in exchange for 112.5 million shares of GRAIL’s Class B Common Stock. Such contributions are recorded at their historical basis as they remain within the control of the Company. The $80.0 million received by GRAIL from unrelated third party investors upon issuance of its Series A convertible preferred stock is classified as a noncontrolling interest in stockholders’ equity on the Company’s consolidated balance sheet. For the three months ended April 3, 2016, the Company absorbed 90% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock.

In accordance with GRAIL’s Equity Incentive Plan, the Company may be required to redeem certain vested stock awards in cash at the then approximate fair market value.  The fair value of the redeemable noncontrolling interests is considered a

Level 3 instrument.  Such redemption right is exercisable at the option of the holder of the awards after February 28, 2021, provided that an initial public offering of GRAIL has not been completed. As the redemption provision is outside of the control of the Company, the redeemable noncontrolling interests in GRAIL are classified outside of stockholders’ equity on the accompanying condensed consolidated balance sheets.  The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of GRAIL’s profits and losses or its estimated redemption value at each reporting date.

The assets and liabilities of GRAIL other than cash and cash equivalents are not significant to the Company’s financial position as of April 3, 2016 and have an immaterial impact on the Company’s condensed consolidated statements of operations and cash flows for the three months ended April 3, 2016.

Helix Holdings I, LLC

In July 2015, the Company obtained a 50% voting equity ownership interest in Helix Holdings I, LLC (Helix), a limited liability company formed with unrelated third party investors to pursue the development and commercialization of a marketplace for consumer genomics. The Company determined that Helix is a variable interest entity as the holder of the at-risk equity investments as a group lack the power to direct the activities of Helix that most significantly impact Helix’s economic performance. Additionally, the Company determined that it has (a) unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and no one individual party has unilateral power over the remaining significant activities of Helix and (b) the obligation to absorb losses of and the right to receive benefits from Helix that are potentially significant to Helix. As a result, the Company is deemed to be the primary beneficiary of Helix and is required to consolidate Helix.

The assets and liabilities of Helix are not significant to the Company’s financial position as of April 3, 2016. Helix has an immaterial impact on the Company’s condensed consolidated statements of operations and cash flows for the three months ended April 3, 2016.

As contractually committed, the Company contributed certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions are recorded at their historical basis as they remain within the control of the Company. Helix is financed through cash contributions made by the third party investors in exchange for voting equity interests in Helix.

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

As the contingent redemption is outside of the control of Illumina, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the consolidated balance sheet. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of April 3, 2016, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

As of April 3, 2016, the accompanying condensed consolidated balance sheets includes $136.3 million of cash and cash equivalents attributable to GRAIL and Helix that will be used to settle their respective obligations and will not be available to settle obligations of the Company.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the three months ended April 3, 2016 is as follows (in thousands):

Redeemable Noncontrolling Interests
Balance as of January 3, 2016	$32,546
Vesting of redeemable equity awards	837
Net loss attributable to noncontrolling interests	(1,986)
Adjustment up to the redemption value	1,986
Balance as of April 3, 2016	$33,383

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 3, 2016 and January 3, 2016 (in thousands):

	April 3, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$403,521	$—	$—	$403,521	$391,246	$—	$—	$391,246
Debt securities in government-sponsored entities	—	4,752	—	4,752	—	14,626	—	14,626
Corporate debt securities	—	386,416	—	386,416	—	421,094	—	421,094
U.S. Treasury securities	197,014	—	—	197,014	181,730	—	—	181,730
Deferred compensation plan assets	—	28,353	—	28,353	—	26,245	—	26,245
Total assets measured at fair value	$600,535	$419,521	$—	$1,020,056	$572,976	$461,965	$—	$1,034,941
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$5,300	$5,300	$—	$—	$35,000	$35,000
Deferred compensation liability	—	27,157	—	27,157	—	24,925	—	24,925
Total liabilities measured at fair value	$—	$27,157	$5,300	$32,457	$—	$24,925	$35,000	$59,925

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

As a result of an acquisition completed in January 2016, the Company recorded $5.3 million in contingent consideration liabilities, the majority of which are payable within 12 months after the acquisition date. The Company reassesses the fair value of any contingent consideration liabilities on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include discount rates ranging from 4% to 6% and the probability of achieving certain milestones. This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.
Changes in estimated fair value of contingent consideration liabilities during the three months ended April 3, 2016 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 3, 2016	$35,000
Additional liability recorded as a result of a current period acquisition	5,300
Cash payments	(35,000)
Balance as of April 3, 2016	$5,300

4. Convertible Senior Notes

As of April 3, 2016, the Company had outstanding $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019 (2019 Notes) and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021 (2021 Notes).

0% Convertible Senior Notes due 2019 and 0.5% Convertible Senior Notes due 2021

In June 2014, the Company issued $632.5 million aggregate principal amount of 2019 Notes and $517.5 million aggregate principal amount of 2021 Notes. The Company used the net proceeds plus cash on hand to repurchase a portion of the outstanding 2016 Notes in privately negotiated transactions concurrently with the issuance of the 2019 and 2021 Notes. The 2019 and 2021 Notes’ mature on June 15, 2019 and June 15, 2021, respectively, and the implied estimated effective rates of the liability components of the Notes were 2.9% and 3.5%, respectively, assuming no conversion.

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

Neither the 2019 nor the 2021 Notes were convertible as of April 3, 2016 and had no dilutive impact during the three months ended April 3, 2016. If the 2019 and 2021 Notes were converted as of April 3, 2016, the if-converted value would not exceed the principal amount.

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920.0 million aggregate principal amount of 0.25% convertible senior notes due 2016(2016 Notes) with a maturity date of March 15, 2016. The effective rate of the liability component was estimated to be 4.5%. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 through, and including, March 11, 2016. All notes were converted by March 11, 2016.

During the three months ended April 3, 2016, the Company recorded a loss on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the applicable interest rate was estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. The loss recorded on extinguishment of debt for the three months ended April 3, 2016 was immaterial.

The following table summarizes information about the conversion of the 2016 Notes during the three months ended April 3, 2016 (in thousands):

2016 Notes
Cash paid for principal of notes converted	$75,543
Conversion value over principal amount paid in shares of common stock	$63,753
Number of shares of common stock issued upon conversion	409

Summary of Convertible Senior Notes

The following table summarizes information about the equity and liability components of all convertible senior notes outstanding as of the period reported (dollars in thousands). The fair values of the respective notes outstanding were measured based on quoted market prices, and is a Level 2 measurement.

	April 3, 2016	January 3, 2016
Principal amount of convertible notes outstanding	$1,150,000	$1,225,547
Unamortized discount of liability component	(127,354)	(134,969)
Net carrying amount of liability component	1,022,646	1,090,578
Less: current portion	—	(74,929)
Long-term debt	$1,022,646	$1,015,649
Carrying value of equity component, net of debt issuance cost	$161,237	$213,811
Fair value of outstanding notes	$1,224,951	$1,456,451
Weighted-average remaining amortization period of discount on the liability component	4.3 years	4.6 years

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Cost of product revenue	$2,192	$2,332
Cost of service and other revenue	432	279
Research and development	10,681	11,307
Selling, general and administrative	21,987	18,000
Share-based compensation expense before taxes	35,292	31,918
Related income tax benefits	(7,811)	(9,113)
Share-based compensation expense, net of taxes	$27,481	$22,805

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the three months ended April 3, 2016 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.47%
Expected volatility	40% - 44%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$47.77

As of April 3, 2016, approximately $256.0 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.7 years.

6. Stockholders’ Equity

As of April 3, 2016, approximately 7.5 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan.

Restricted Stock

The Company’s restricted stock activity and related information for the three months ended April 3, 2016 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at January 3, 2016	21	2,206	583	$47.93	$131.80	$169.41
Awarded	22	54	10	$179.00	$164.72	$178.29
Vested	—	(242)	—	—	$76.03	—
Cancelled	—	(81)	(31)	—	$135.20	$164.71
Outstanding at April 3, 2016	43	1,937	562	$114.59	$139.58	$170.72
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the three months ended April 3, 2016 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at January 3, 2016	1,599	$41.95
Exercised	(166)	$36.39
Cancelled	(2)	$48.36
Outstanding at April 3, 2016	1,431	$42.59

At April 3, 2016, outstanding options to purchase 1.4 million shares were exercisable with a weighted-average exercise price per share of $42.68.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the three months ended April 3, 2016, approximately 0.1 million shares were issued under the ESPP. As of April 3, 2016, there were approximately 14.4 million shares available for issuance under the ESPP.

Share Repurchases

On May 1, 2015, the Company’s Board of Directors authorized $150.0 million of repurchases under a Rule 10b5-1 plan. In addition, on October 29, 2015, the Company’s Board of Directors authorized a new discretionary share repurchase program of $250.0 million. There were no shares repurchased during the three months ended April 3, 2016. Authorizations to repurchase up to an additional $256.1 million of the Company’s common stock remained available as of April 3, 2016.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended April 3, 2016 was 24.5%. For the three months ended April 3, 2016, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

8. Legal Proceedings

The Company is involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of April 3, 2016, the Company had $21.0 million in accrued legal contingencies. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event that opposing litigants or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

9. Subsequent Event

On April 14, 2016, the Company announced that it has committed to invest $100.0 million in a new venture capital investment fund established by Nicholas Naclerio, Ph.D., the Company’s former Senior Vice President, Corporate and Venture Development.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying condensed consolidated financial statements and notes. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

•
Critical Accounting Policies and Estimates. Discussion of significant changes since our most recent Annual Report on Form 10-K we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Recent Accounting Pronouncements. Summary of recent accounting pronouncements applicable to our condensed consolidated financial statements.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

Arrays

As a complement to next-generation sequencing, we believe arrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known. The information content of arrays is fixed and reproducible, providing a repeatable, standardized technology to read out subsets of nucleotide bases within the overall genome. We believe that our customers will migrate certain array studies to sequencing. However, we expect that demand from customers in reproductive health, agriculture, and applied markets will partially mitigate this decline. Demand in the array market has trended toward lower complexity arrays that can be used on larger numbers of samples, resulting in a lower selling price per sample. We believe that our innovation in array products supports the lower selling price.

Financial Overview

Financial results for Q1 2016 include the following:

•	Net revenue increased 6.2% during Q1 2016 to $571.8 million compared to Q1 2015. Our revenue increased due to the growth in sales of our sequencing consumables and services.

•
Gross profit as a percentage of revenue (gross margin) was 69.4% in Q1 2016 compared to 69.6% in Q1 2015. Gross margins in Q1 2016 decreased primarily due to an unfavorable shift within instrument product mix and a decline in service margin, partially offset by a positive shift in product mix to sequencing consumables. We believe our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; royalties; our cost structure for manufacturing operations; and product support obligations.

•
Income from operations decreased $54.7 million in Q1 2016 compared to Q1 2015 despite higher gross profit due to the increase in research and development and selling, general and administrative expenses, which we expect will continue to grow.

•
Our effective tax rate was 24.5% in Q1 2016, compared to 23.2% in Q1 2015. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $1.3 billion as of April 3, 2016.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q1 2016	Q1 2015
Revenue:
Product revenue	84.4%	85.3%
Service and other revenue	15.6	14.7
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	21.9	22.2
Cost of service and other revenue	6.8	6.0
Amortization of acquired intangible assets	1.9	2.2
Total cost of revenue	30.6	30.4
Gross profit	69.4	69.6
Operating expense:
Research and development	21.7	17.0
Selling, general and administrative	26.1	21.6
Legal contingencies	0.3	—
Headquarter relocation	0.1	0.1
Acquisition related gain, net	—	(1.8)
Total operating expense	48.2	36.9
Income from operations	21.2	32.7
Other income (expense):
Interest income	0.2	0.3
Interest expense	(1.5)	(2.0)
Cost-method investment gain, net	—	2.3
Other income (expense), net	0.3	(0.2)
Total other (expense) income, net	(1.0)	0.4
Income before income taxes	20.2	33.1
Provision for income taxes	4.9	7.7
Consolidated net income	15.3	25.4
Add: Net loss attributable to noncontrolling interests	0.4	—
Net income attributable to Illumina stockholders	15.7%	25.4%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three month periods ended April 3, 2016 and March 29, 2015 were both 13 weeks.
Revenue

(Dollars in thousands)	Q1 2016	Q1 2015	Change	% Change
Product revenue	$482,750	$459,127	$23,623	5%
Service and other revenue	89,013	79,438	9,575	12
Total revenue	$571,763	$538,565	$33,198	6%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue.

Revenue increased $33.2 million, or 6%, to $571.8 million in Q1 2016 compared to $538.6 million in Q1 2015.

Consumables revenue increased $52.4 million, or 17%, to $360.8 million in Q1 2016 compared to $308.4 million in Q1 2015, driven by growth in the sequencing instrument installed base.

Instrument revenue decreased $28.8 million, or 20%, to $117.6 million in Q1 2016 compared to $146.4 million in Q1 2015, primarily due to lower shipments of HiSeq X systems.

Service and other revenue increased $9.6 million, or 12%, to $89.0 million in Q1 2016 compared to $79.4 million in Q1 2015, driven by extended maintenance contracts associated with a larger sequencing installed base.

Gross Margin

(Dollars in thousands)	Q1 2016	Q1 2015	Change	% Change
Gross profit	$397,054	$375,027	$22,027	6%
Gross margin	69.4%	69.6%

Gross margin decreased to 69.4% in Q1 2016 from 69.6% in Q1 2015. Gross margin decreased primarily due to an unfavorable shift within instrument product mix and a decline in service margin, partially offset by a positive shift in product mix to sequencing consumables.

Operating Expense

(Dollars in thousands)	Q1 2016	Q1 2015	Change	% Change
Research and development	$123,994	$91,772	$32,222	35%
Selling, general and administrative	149,233	116,317	32,916	28
Legal contingencies	2,000	—	2,000	100
Headquarter relocation	382	699	(317)	(45)
Acquisition related gain, net	—	(9,887)	9,887	(100)
Total operating expense	$275,609	$198,901	$76,708	39%

Research and development expense increased by $32.2 million, or 35%, in Q1 2016 from Q1 2015, primarily due to increased headcount and related expenses as we continue to invest in the development of products as well as enhancements to existing products. Additionally, we incurred approximately $5.4 million in costs attributable to GRAIL and Helix in Q1 2016.

Selling, general and administrative expense increased by $32.9 million, or 28%, in Q1 2016 from Q1 2015, primarily driven by increased headcount and consulting services to support our continued growth and investments in scaling our operations.

Legal contingencies in Q1 2016 represent charges related to patent litigation.

Acquisition related gain, net, in Q1 2015 consisted of changes in fair value of contingent consideration.

Other (Expense) Income, Net

(Dollars in thousands)	Q1 2016	Q1 2015	Change	% Change
Interest income	$1,224	$1,693	$(469)	(28)%
Interest expense	(8,525)	(11,164)	2,639	(24)
Cost-method investment gain, net	—	12,582	(12,582)	(100)
Other income (expense), net	1,452	(1,191)	2,643	(222)
Total other (expense) income, net	$(5,849)	$1,920	$(7,769)	(405)%

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The decrease in interest expense in Q1 2016 compared to Q1 2015 was due to a lower outstanding principal balance on the 2016 Notes, which matured in March 2016.

Cost-method investment gain, net in Q1 2015 consisted primarily of a gain on the sale of a cost-method investment.

Other income (expense), net, in Q1 2016 and Q1 2015 primarily consisted of net foreign exchange gains and losses.

Provision for Income Taxes

(Dollars in thousands)	Q1 2016	Q1 2015	Change	% Change
Income before income taxes	$115,596	$178,046	$(62,450)	(35)%
Provision for income taxes	28,377	41,388	(13,011)	(31)
Consolidated net income	$87,219	$136,658	$(49,439)	(36)%
Effective tax rate	24.5%	23.2%

Our effective tax rate was 24.5% for Q1 2016 compared to 23.2% in Q1 2015. The variance from the U.S. federal statutory tax rate of 35% in Q1 2016 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore and the United Kingdom. The variance from the U.S. federal statutory tax rate of 35% in Q1 2015 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory rate, such as Singapore and the United Kingdom. The decrease from the U.S. federal statutory rate also resulted from the reversal of a valuation allowance related to research and development tax credits as well as tax deductions related to stock award activities, which were recorded as discrete items in the quarter.

Liquidity and Capital Resources

At April 3, 2016, we had approximately $754.9 million in cash and cash equivalents, of which approximately $467 million were held by our foreign subsidiaries. Cash and cash equivalents held by our consolidated variable interest entities as of April 3, 2016 were $136.3 million. Cash and cash equivalents decreased by $13.9 million from January 3, 2016, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of April 3, 2016, we had $588.2 million in short-term investments. Short-term investments held by our foreign subsidiaries as of April 3, 2016 were approximately $395 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

During Q1 2016, $75.5 million in principal of the 2016 Notes were converted. The 2016 Notes became convertible on April 1, 2014 through, and including, March 11, 2016. All 2016 Notes were converted by March 11, 2016. The convertible senior notes due 2019 and 2021 were not convertible as of April 3, 2016.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities are sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	repurchases of our outstanding common stock;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	potential early repayment of debt obligations as a result of conversions; and

•	the expansion needs of our facilities, including costs of leasing and building out additional facilities.

As of April 3, 2016, $256.1 million remains under authorized stock repurchase programs.

Certain noncontrolling Helix investors may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of April 3, 2016 was $32.6 million.

On April 14, 2016, we announced our commitment to invest $100.0 million in a new venture capital investment fund established by Nicholas Naclerio, Ph.D., our former Senior Vice President, Corporate and Venture Development. The capital commitment is callable over 10 years, and up to $40.0 million can be drawn down during the first year.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	Q1 2016	Q1 2015
Net cash provided by operating activities	$39,738	$66,779
Net cash used in investing activities	(43,553)	(154,147)
Net cash used in financing activities	(12,349)	(12,534)
Effect of exchange rate changes on cash and cash equivalents	2,304	(2,715)
Net decrease in cash and cash equivalents	$(13,860)	$(102,617)

Operating Activities

Net cash provided by operating activities in Q1 2016 consisted of net income of $87.2 million plus net adjustments of $10.0 million partially offset by net changes in operating assets and liabilities of $57.5 million. The primary non-cash expenses added back to net income included share-based compensation of $35.3 million, depreciation and amortization expenses of $33.2 million, and accretion of debt discount of $7.7 million. These non-cash add-backs were partially offset by $59.0 million in incremental tax benefit related to share-based compensation and deferred income tax benefit of $6.2 million. Cash flow impact from changes in net operating assets included increases in accounts receivable, inventory, and prepaid expenses, and a decrease in accrued liabilities, partially offset by increases in accounts payable and other long term liabilities.

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

Investing Activities

Net cash used in investing activities totaled $43.6 million for Q1 2016. We purchased $84.9 million of available-for-sale securities and $115.5 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $17.9 million for acquisitions and invested $53.4 million in capital expenditures primarily associated with facilities and the purchase of manufacturing, research and development equipment.

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

Financing Activities

Net cash used in financing activities totaled $12.3 million for Q1 2016. We used $69.5 million to pay taxes related to net share settlement of equity awards and $29.2 million to pay acquisition related contingent consideration. We used $75.7 million to repay financing obligations. We received $59.0 million in incremental tax benefit related to share-based compensation and $23.1 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan. Contributions from noncontrolling owners were $80.0 million.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2016, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during Q1 2016.

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

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the three months ended April 3, 2016, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

During Q1 2016, we continued to monitor and evaluate the operating effectiveness of key controls related to process enhancements arising out of our enterprise resource planning system implementation in 2015.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended April 3, 2016.

Purchases of Equity Securities by the Issuer

None during the quarterly period ended April 3, 2016.

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

ILLUMINA, INC. (registrant)

Date:	May 9, 2016	/s/ MARC A. STAPLEY
Marc A. Stapley Executive Vice President, Chief Administrative Officer and Chief Financial Officer