Form 10-Q
period 2016-07-03
ILLUMINA INC
filed 2016-08-02
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2016

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

As of July 22, 2016, there were 146.6 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3, 2016	January 3, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$951,662	$768,770
Short-term investments	473,594	617,450
Accounts receivable, net	372,480	385,529
Inventory	311,364	270,777
Prepaid expenses and other current assets	33,921	54,297
Total current assets	2,143,021	2,096,823
Property and equipment, net	511,354	342,694
Goodwill	775,995	752,629
Intangible assets, net	268,469	273,621
Deferred tax assets	186,462	134,515
Other assets	99,789	87,465
Total assets	$3,985,090	$3,687,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,670	$148,721
Accrued liabilities	330,326	386,844
Long-term debt, current portion	511	74,929
Total current liabilities	581,507	610,494
Long-term debt	1,031,370	1,015,649
Other long-term liabilities	198,568	180,505
Redeemable noncontrolling interests	33,733	32,546
Stockholders’ equity:
Common stock	1,878	1,859
Additional paid-in capital	2,664,865	2,497,501
Accumulated other comprehensive income	2,318	36
Retained earnings	1,232,764	1,022,765
Treasury stock, at cost	(1,846,054)	(1,673,608)
Total Illumina stockholders’ equity	2,055,771	1,848,553
Noncontrolling interests	84,141	—
Total stockholders’ equity	2,139,912	1,848,553
Total liabilities and stockholders’ equity	$3,985,090	$3,687,747
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue:
Product revenue	$509,922	$462,760	$992,672	$921,887
Service and other revenue	90,202	76,618	179,215	156,056
Total revenue	600,124	539,378	1,171,887	1,077,943
Cost of revenue:
Cost of product revenue	125,107	119,459	250,433	239,083
Cost of service and other revenue	40,663	32,170	79,550	64,699
Amortization of acquired intangible assets	10,549	11,384	21,045	22,769
Total cost of revenue	176,319	163,013	351,028	326,551
Gross profit	423,805	376,365	820,859	751,392
Operating expense:
Research and development	124,589	96,182	248,583	187,954
Selling, general and administrative	148,535	124,441	297,768	240,758
Legal contingencies	(11,490)	—	(9,490)	—
Headquarter relocation	302	1,480	684	2,179
Acquisition related expense (gain), net	—	2,329	—	(7,558)
Total operating expense	261,936	224,432	537,545	423,333
Income from operations	161,869	151,933	283,314	328,059
Other income (expense):
Interest income	3,403	1,344	4,627	3,037
Interest expense	(8,147)	(11,205)	(16,672)	(22,369)
Cost-method investment gain, net	—	—	—	12,582
Other (expense) income, net	(150)	(900)	1,302	(2,091)
Total other expense, net	(4,894)	(10,761)	(10,743)	(8,841)
Income before income taxes	156,975	141,172	272,571	319,218
Provision for income taxes	40,581	38,925	68,958	80,313
Consolidated net income	116,394	102,247	203,613	238,905
Add: Net loss attributable to noncontrolling interests	4,018	—	6,386	—
Net income attributable to Illumina stockholders	$120,412	$102,247	$209,999	$238,905
Net income attributable to Illumina stockholders for earnings per share	$121,971	$102,247	$211,558	$238,905
Earnings per share attributable to Illumina stockholders:
Basic	$0.83	$0.71	$1.44	$1.66
Diluted	$0.82	$0.69	$1.43	$1.61
Shares used in computing earnings per common share:
Basic	146,778	144,220	146,822	143,996
Diluted	147,889	148,969	148,123	148,826
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Consolidated net income	$116,394	$102,247	$203,613	$238,905
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	336	(1,735)	2,282	1,679
Total consolidated comprehensive income	116,730	100,512	205,895	240,584
Add: Comprehensive loss attributable to noncontrolling interests	4,018	—	6,386	—
Comprehensive income attributable to Illumina stockholders	$120,748	$100,512	$212,281	$240,584
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Income	Earnings	Stock	Interests	Equity
Balance as of January 3, 2016	$1,859	$2,497,501	$36	$1,022,765	$(1,673,608)	$—	$1,848,553
Net income (loss)	—	—	—	209,999	—	(1,115)	208,884
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	2,282	—	—	—	2,282
Issuance of common stock, net of repurchases	19	26,592	—	—	(172,792)	—	(146,181)
Tax impact from the conversion of convertible notes	—	36	—	—	—	—	36
Share-based compensation	—	67,421	—	—	—	—	67,421
Net incremental tax benefit related to share-based compensation	—	83,690	—	—	—	—	83,690
Vesting of non-redeemable equity awards	—	(13)	—	—	—	13	—
Vesting of redeemable equity awards	—	(1,031)	—	—	—	—	(1,031)
Adjustment to the carrying value of redeemable noncontrolling interests	—	(5,426)	—	—	—	—	(5,426)
Issuance of subsidiary shares in business combination	—	2,102	—	—	—	196	2,298
Issuance of treasury stock	—	3,554	—	—	346	—	3,900
Contributions from noncontrolling interest owners	—	—	—	—	—	80,000	80,000
Proceeds from early exercise of equity awards from a subsidiary	—	—	—	—	—	5,047	5,047
Tax impact of deemed dividend from GRAIL	—	(9,561)	—	—	—	—	(9,561)
Balance as of July 3, 2016	$1,878	$2,664,865	$2,318	$1,232,764	$(1,846,054)	$84,141	$2,139,912

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Consolidated net income	$203,613	$238,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	42,429	34,204
Amortization of intangible assets	25,143	26,598
Share-based compensation expense	67,262	64,875
Accretion of debt discount	15,009	20,376
Incremental tax benefit related to share-based compensation	(84,220)	(106,162)
Deferred income tax expense	27,829	80,581
Cost-method investment gain, net	—	(12,582)
Change in fair value of contingent consideration	—	(7,558)
Other	3,431	3,604
Changes in operating assets and liabilities:
Accounts receivable	13,490	(75,189)
Inventory	(40,586)	(32,526)
Prepaid expenses and other current assets	5,245	(1,382)
Other assets	(5,822)	(3,346)
Accounts payable	7,649	30,718
Accrued liabilities	(31,273)	(24,437)
Other long-term liabilities	7,586	1,545
Net cash provided by operating activities	256,785	238,224
Cash flows from investing activities:
Purchases of available-for-sale securities	(302,547)	(578,425)
Sales of available-for-sale securities	335,299	263,447
Maturities of available-for-sale securities	112,675	95,612
Net cash paid for acquisitions	(17,841)	—
Net (purchases of) sales proceeds from strategic investments	(6,371)	926
Purchases of property and equipment	(121,231)	(77,902)
Cash paid for intangible assets	—	(275)
Net cash used in investing activities	(16)	(296,617)
Cash flows from financing activities:
Payments on financing obligations	(71,572)	(8,664)
Payments on acquisition related contingent consideration liability	(29,200)	—
Proceeds from issuance of debt	2,042	—
Incremental tax benefit related to share-based compensation	84,220	106,162
Common stock repurchases	(100,000)	(34,753)
Taxes paid related to net share settlement of equity awards	(72,792)	(89,982)
Proceeds from issuance of common stock	26,561	42,513
Proceeds from early exercise of equity awards from a subsidiary	5,047	—
Contributions from noncontrolling interest owners	80,000	—
Net cash (used in) provided by financing activities	(75,694)	15,276
Effect of exchange rate changes on cash and cash equivalents	1,817	(1,980)
Net increase (decrease) in cash and cash equivalents	182,892	(45,097)
Cash and cash equivalents at beginning of period	768,770	636,154
Cash and cash equivalents at end of period	$951,662	$591,057

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

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned by the Company to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and is therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. The Company continuously assesses whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the consolidation or deconsolidation, as the case may be. The Company has not provided financial or other support during the periods presented to its VIEs that it was not previously contractually required to provide.

The equity method is used to account for investments in which the Company has the ability to exercise significant influence, but not control, over the investee. Such investments are recorded within other assets, and the share of net income or losses of equity investments is recognized on a one quarter lag in other (income)/expense.

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended July 3, 2016 and June 28, 2015 were both 13 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three and six months ended July 3, 2016, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718). The new standard requires income tax effects of stock compensation awards to be recognized in the income statement when the awards vest or are settled. The new standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 will be effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Weighted average shares outstanding	146,778	144,220	146,822	143,996
Effect of potentially dilutive common shares from:
Convertible senior notes	—	2,194	120	2,185
Equity awards	1,111	2,555	1,181	2,645
Weighted average shares used in calculating diluted earnings per share	147,889	148,969	148,123	148,826
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	699	4	839	3

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	July 3, 2016				January 3, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$18,141	$—	$(28)	$18,113	$14,634	$—	$(8)	$14,626
Corporate debt securities	325,037	793	(76)	325,754	422,177	44	(1,127)	421,094
U.S. Treasury securities	129,265	462	—	129,727	182,144	3	(417)	181,730
Total available-for-sale securities	$472,443	$1,255	$(104)	$473,594	$618,955	$47	$(1,552)	$617,450

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of July 3, 2016 were as follows (in thousands):

Estimated Fair Value
Due within one year	$160,661
After one but within five years	312,933
Total	$473,594

The Company has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

As of July 3, 2016 and January 3, 2016, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies included in other assets were $56.9 million and $56.6 million, respectively. Revenue recognized from transactions with such companies was $16.5 million and $29.6 million, respectively, for the three and six months ended July 3, 2016 and $14.1 million and $31.3 million, respectively, for the three and six months ended June 28, 2015.

During the six months ended June 28, 2015, the Company recognized a gain on a disposition of a cost-method investment of $15.1 million. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment loss was recorded during the three and six months ended July 3, 2016 or June 28, 2015.

On April 14, 2016, the Company announced that it has committed to invest $100.0 million in a new venture capital investment fund (the Fund). The capital commitment is callable over ten years, and up to $40.0 million can be drawn down during the first year. The Company’s investment in the Fund is accounted for as an equity method investment. During the six months ended July 3, 2016, the Company transferred $3.2 million of its cost-method investments to the Fund and contributed $3.1 million in cash.

Inventory

Inventory consists of the following (in thousands):

	July 3, 2016	January 3, 2016
Raw materials	$102,413	$97,740
Work in process	168,105	138,322
Finished goods	40,846	34,715
Total inventory	$311,364	$270,777

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	July 3, 2016	January 3, 2016
Leasehold improvements	$191,384	$178,019
Machinery and equipment	250,412	224,158
Computer hardware and software	149,071	136,550
Furniture and fixtures	20,387	18,539
Building	7,670	7,670
Construction in progress	194,237	44,501
Total property and equipment, gross	813,161	609,437
Accumulated depreciation	(301,807)	(266,743)
Total property and equipment, net	$511,354	$342,694

Property and equipment, net included accrued expenditures of $106.2 million for the six months ended July 3, 2016, which includes $84.9 million in construction in progress recorded under build-to-suit lease accounting. Accrued capital expenditures were excluded from the condensed consolidated statements of cash flows. Accrued capital expenditures were immaterial for the six months ended June 28, 2015.

Goodwill

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require the Company to estimate the fair value of the reporting unit annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment is required. The Company performed its annual assessment for goodwill impairment in the second quarter of 2016, noting no impairment.

Changes in the Company’s goodwill balance during the six months ended July 3, 2016 are as follows (in thousands):

Goodwill
Balance as of January 3, 2016	$752,629
Current period acquisitions	23,366
Balance as of July 3, 2016	$775,995

In January 2016, the Company closed two acquisitions consisting of $17.8 million in upfront cash payments, equity instruments, and certain contingent consideration provisions.

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

As of July 3, 2016, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of July 3, 2016 and January 3, 2016, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $45.8 million and $61.3 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 3, 2016	January 3, 2016
Accrued compensation expenses	$112,824	$120,662
Deferred revenue, current portion	110,497	96,654
Accrued taxes payable	40,158	44,159
Customer deposits	8,388	20,901
Acquisition related contingent liability, current portion	6,529	35,000
Other	51,930	69,468
Total accrued liabilities	$330,326	$386,844

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

Changes in the Company’s reserve for product warranties during the three and six months ended July 3, 2016 and June 28, 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Balance at beginning of period	$15,820	$15,991	$16,717	$15,616
Additions charged to cost of product revenue	6,672	6,924	13,323	13,821
Repairs and replacements	(6,813)	(6,550)	(14,361)	(13,072)
Balance at end of period	$15,679	$16,365	$15,679	$16,365

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and six months ended July 3, 2016 and June 28, 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Balance at beginning of period	$21,362	$36,819	$22,160	$37,700
Adjustment to facility exit obligation	(26)	657	21	657
Accretion of interest expense	328	729	663	1,336
Cash payments	(1,107)	(1,528)	(2,287)	(3,016)
Balance at end of period	$20,557	$36,677	$20,557	$36,677

During the six months ended July 3, 2016, the Company entered into an agreement to sublease its office building in San Francisco, California. The Company will receive $51.2 million in minimum lease payments during the initial term of approximately eight years.

On April 5, 2016, the Company entered into a lease agreement for certain office buildings being constructed in San Diego, California. Minimum lease payments during the initial term of ten years are estimated to be $127.4 million. The Company evaluated its involvement during the construction period, which includes certain indemnification obligations related to the construction. As a result, the Company is considered the owner of the construction project for accounting purposes only under build-to-suit lease accounting. As of July 3, 2016, the Company recorded $65.0 million in project construction costs incurred by the landlord as construction in progress and a corresponding amount in accounts payable, which were excluded from the consolidated statements of cash flow. Once the landlord completes the construction of each of the buildings, the Company will evaluate the lease in order to determine whether or not it meets the criteria for “sale-leaseback” treatment.

Investments in Consolidated Variable Interest Entities

GRAIL, Inc.

In January 2016, the Company obtained a majority equity ownership interest in GRAIL, Inc. (GRAIL), a company formed with unrelated third party investors to pursue the development and commercialization of a blood test for asymptomatic cancer screening. The Company determined that GRAIL is a variable interest entity as the entity lacks sufficient equity to finance its activities without additional support. Additionally, the Company determined that it has (a) control of the entity’s Board of Directors, which has unilateral power over the activities that most significantly impact the economic performance of GRAIL and (b) the obligation to absorb losses of and the right to receive benefits from GRAIL that are potentially significant to GRAIL. As a result, the Company is deemed to be the primary beneficiary of GRAIL and is required to consolidate GRAIL. On a fully diluted basis, the Company holds a 52% equity ownership interest in GRAIL as of July 3, 2016.

During the three months ended April 3, 2016, GRAIL completed its Series A convertible preferred stock financing, raising $120.0 million, of which the Company invested $40.0 million. Additionally, the Company and GRAIL executed a long-term supply agreement in which the Company contributed certain perpetual licenses, employees, and discounted supply terms in exchange for 112.5 million shares of GRAIL’s Class B Common Stock. Such contributions are recorded at their historical basis as they remain within the control of the Company. The $80.0 million received by GRAIL from unrelated third party investors upon issuance of its Series A convertible preferred stock is classified as noncontrolling interests in stockholders’ equity on the Company’s consolidated balance sheet.

During the three months ended July 3, 2016, GRAIL authorized for issuance 97.5 million shares of Series A-1 convertible preferred stock, all of which were issued to Illumina in exchange for 97.5 million shares of Illumina’s Class B Common Stock on June 23, 2016. As a result of the exchange, Illumina recorded a $9.5 million deemed dividend net of tax of $9.6 million through equity, which was eliminated in consolidation. Additionally, $1.6 million was added to net income attributable to Illumina stockholders for purposes of calculating Illumina’s consolidated earnings per share, which represents the deemed dividend, net of Illumina’s portion of the losses incurred by GRAIL’s common shareholders resulting from the exchange. For the three and six months ended July 3, 2016, the Company absorbed 90% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock. Beginning July 4, 2016, the Company will absorb approximately 50% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock subsequent to the exchange.

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

The assets and liabilities of GRAIL other than cash and cash equivalents are not significant to the Company’s financial position as of July 3, 2016 and have an immaterial impact on the Company’s condensed consolidated statements of income and cash flows for the three and six months ended July 3, 2016.

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

As the contingent redemption is outside of the control of Illumina, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the consolidated balance sheet. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of July 3, 2016, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

The assets and liabilities of Helix are not significant to the Company’s financial position as of July 3, 2016. Helix has an immaterial impact on the Company’s condensed consolidated statements of income and cash flows for the three and six months ended July 3, 2016.

As of July 3, 2016, the accompanying condensed consolidated balance sheet includes $123.6 million of cash and cash equivalents attributable to GRAIL and Helix that will be used to settle their respective obligations and will not be available to settle obligations of the Company.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the six months ended July 3, 2016 is as follows (in thousands):

Redeemable Noncontrolling Interests
Balance as of January 3, 2016	$32,546
Vesting of redeemable equity awards	1,031
Net loss attributable to noncontrolling interests	(5,270)
Adjustment up to the redemption value	5,426
Balance as of July 3, 2016	$33,733

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 3, 2016 and January 3, 2016 (in thousands):

	July 3, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$682,706	$—	$—	$682,706	$391,246	$—	$—	$391,246
Debt securities in government-sponsored entities	—	18,113	—	18,113	—	14,626	—	14,626
Corporate debt securities	—	325,754	—	325,754	—	421,094	—	421,094
U.S. Treasury securities	129,727	—	—	129,727	181,730	—	—	181,730
Deferred compensation plan assets	—	29,778	—	29,778	—	26,245	—	26,245
Total assets measured at fair value	$812,433	$373,645	$—	$1,186,078	$572,976	$461,965	$—	$1,034,941
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$5,300	$5,300	$—	$—	$35,000	$35,000
Deferred compensation liability	—	27,791	—	27,791	—	24,925	—	24,925
Total liabilities measured at fair value	$—	$27,791	$5,300	$33,091	$—	$24,925	$35,000	$59,925

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
Changes in estimated fair value of contingent consideration liabilities during the six months ended July 3, 2016 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 3, 2016	$35,000
Additional liability recorded as a result of a current period acquisition	5,300
Cash payments	(35,000)
Balance as of July 3, 2016	$5,300

4. Debt

Convertible Senior Notes

As of July 3, 2016, the Company had outstanding $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019 (2019 Notes) and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021 (2021 Notes).

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

Neither the 2019 nor the 2021 Notes were convertible as of July 3, 2016 and had no dilutive impact during the three and six months ended July 3, 2016. If the 2019 and 2021 Notes were converted as of July 3, 2016, the if-converted value would not exceed the principal amount.

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920.0 million aggregate principal amount of 0.25% convertible senior notes due 2016 (2016 Notes) with a maturity date of March 15, 2016. The effective rate of the liability component was estimated to be 4.5%. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 through, and including, March 11, 2016. All notes were converted by March 11, 2016.

During the six months ended July 3, 2016, the Company recorded a loss on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the applicable interest rate was estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. The loss recorded on extinguishment of debt for the six months ended July 3, 2016 was immaterial.

The following table summarizes information about the conversion of the 2016 Notes during the six months ended July 3, 2016 (in thousands):

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

	July 3, 2016	January 3, 2016
Principal amount of convertible notes outstanding	$1,150,000	$1,225,547
Unamortized discount of liability component	(120,077)	(134,969)
Net carrying amount of liability component	1,029,923	1,090,578
Less: current portion	—	(74,929)
Long-term debt	$1,029,923	$1,015,649
Carrying value of equity component, net of debt issuance cost	$161,237	$213,811
Fair value of outstanding notes	$1,135,147	$1,456,451
Weighted-average remaining amortization period of discount on the liability component	4.1 years	4.6 years

Other

As of July 3, 2016, the accompanying condensed consolidated balance sheets include $0.5 million and $1.5 million in current and long-term debt, respectively, related to an outstanding line of credit held by Helix.

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Cost of product revenue	$1,958	$2,113	$4,150	$4,445
Cost of service and other revenue	421	466	853	745
Research and development	10,693	10,747	21,374	22,054
Selling, general and administrative	18,898	19,631	40,885	37,631
Share-based compensation expense before taxes	31,970	32,957	67,262	64,875
Related income tax benefits	(7,667)	(9,315)	(15,478)	(18,428)
Share-based compensation expense, net of taxes	$24,303	$23,642	$51,784	$46,447

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the six months ended July 3, 2016 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.47%
Expected volatility	40% - 44%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$47.77

As of July 3, 2016, approximately $226.0 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.0 years.

6. Stockholders’ Equity

As of July 3, 2016, approximately 7.6 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan.

Restricted Stock

The Company’s restricted stock activity and related information for the six months ended July 3, 2016 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at January 3, 2016	21	2,206	583	$47.93	$131.80	$169.41
Awarded	22	121	12	$179.00	$154.96	$164.66
Vested	—	(321)	—	$—	$82.91	—
Cancelled	—	(153)	(97)	$—	$135.36	$163.06
Outstanding at July 3, 2016	43	1,853	498	$114.59	$141.46	$170.54
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the six months ended July 3, 2016 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at January 3, 2016	1,599	$41.95
Exercised	(331)	$30.14
Cancelled	(2)	$48.36
Outstanding at July 3, 2016	1,266	$45.04

At July 3, 2016, outstanding options to purchase 1.3 million shares were exercisable with a weighted-average exercise price per share of $45.09.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the six months ended July 3, 2016, approximately 0.1 million shares were issued under the ESPP. As of July 3, 2016, there were approximately 14.4 million shares available for issuance under the ESPP.

Share Repurchases

On May 1, 2015, the Company’s Board of Directors authorized $150.0 million of repurchases under a Rule 10b5-1 plan. In addition, on October 29, 2015, the Company’s Board of Directors authorized a new discretionary share repurchase program of $250.0 million. During the six months ended July 3, 2016, the Company repurchased approximately 0.7 million shares for $100.0 million in aggregate. Authorizations to repurchase up to an additional $156.1 million of the Company’s common stock remained available as of July 3, 2016.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and six months ended July 3, 2016 was 25.9% and 25.3%, respectively. For the three and six months ended July 3, 2016, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

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

On July 1, 2016, the Company entered into a Settlement and License Agreement with Enzo Life Sciences, Inc. (Enzo) that settled all claims in the litigation. Pursuant to the terms of the Settlement and License Agreement, the Company paid Enzo a one-time payment of $21.0 million for release of past damages claimed and a fully paid-up non-exclusive license to U.S. Patent No. 7,064,197. None of the parties made any admission of liability in entering into the Settlement and License Agreement. The Company allocated the $21.0 million settlement on a relative fair value basis, resulting in $11.5 million capitalized as an intangible asset and a corresponding gain recorded in legal contingencies for the value of the license, which will be amortized over a period of 7 years on a straight-line basis, and the remaining $9.5 million related to past damages claimed. The fair value of the license and past damages was estimated using a discounted cash flow model, and is considered to be a Level 3 measurement. The $21.0 million settlement liability is included in accounts payable as of July 3, 2016.

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

Financial Overview

Financial results for the first half of 2016 include the following:

•
Net revenue increased 8.7% during the first half of 2016 to $1,171.9 million compared to the first half of 2015 due to the growth in sales of our sequencing consumables and services. This result was driven by the strength of our Americas and Asia Pacific regions partially offset by a weaker performance in Europe. Our growth in Europe has declined and we are taking steps to improve our execution to deliver on the market opportunity we believe exists within the region.

•
Gross profit as a percentage of revenue (gross margin) was 70.0% in the first half of 2016 compared to 69.7% in the first half of 2015. Gross margins in the first half of 2016 increased primarily due to a greater mix of sequencing consumables, partially offset by a decline in service margin. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; royalties; our cost structure for manufacturing operations; and product support obligations.

•
Income from operations decreased $44.7 million in the first half of 2016 compared to the first half of 2015 despite higher gross profit due to the increase in research and development and selling, general and administrative expenses, which we expect will continue to grow.

•
Our effective tax rate was 25.3% in the first half of 2016, compared to 25.2% in the first half of 2015. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $1.4 billion as of July 3, 2016.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q2 2016	Q2 2015	YTD 2016	YTD 2015
Revenue:
Product revenue	85.0%	85.8%	84.7%	85.5%
Service and other revenue	15.0	14.2	15.3	14.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	20.8	22.1	21.4	22.2
Cost of service and other revenue	6.8	6.0	6.8	6.0
Amortization of acquired intangible assets	1.8	2.1	1.8	2.1
Total cost of revenue	29.4	30.2	30.0	30.3
Gross profit	70.6	69.8	70.0	69.7
Operating expense:
Research and development	20.8	17.8	21.2	17.4
Selling, general and administrative	24.8	23.1	25.4	22.3
Legal contingencies	(2.0)	—	(0.8)	—
Headquarter relocation	—	0.3	0.1	0.2
Acquisition related expense (gain), net	—	0.4	—	(0.7)
Total operating expense	43.6	41.6	45.9	39.2
Income from operations	27.0	28.2	24.1	30.5
Other income (expense):
Interest income	0.6	0.2	0.4	0.3
Interest expense	(1.4)	(2.0)	(1.4)	(2.1)
Cost-method investment gain, net	—	—	—	1.2
Other (expense) income, net	—	(0.2)	0.1	(0.2)
Total other expense, net	(0.8)	(2.0)	(0.9)	(0.8)
Income before income taxes	26.2	26.2	23.2	29.7
Provision for income taxes	6.8	7.2	5.8	7.5
Consolidated net income	19.4	19.0	17.4	22.2
Add: Net loss attributable to noncontrolling interests	0.7	—	0.5	—
Net income attributable to Illumina stockholders	20.1%	19.0%	17.9%	22.2%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended July 3, 2016 and June 28, 2015 were both 13 weeks.
Revenue

(Dollars in thousands)	Q2 2016	Q2 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Product revenue	$509,922	$462,760	$47,162	10%	$992,672	$921,887	$70,785	8%
Service and other revenue	90,202	76,618	13,584	18	179,215	156,056	23,159	15
Total revenue	$600,124	$539,378	$60,746	11%	$1,171,887	$1,077,943	$93,944	9%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue.

QTD 2016 vs. QTD 2015

Revenue increased $60.7 million, or 11%, to $600.1 million in Q2 2016 compared to $539.4 million in Q2 2015.

Consumables revenue increased $76.1 million, or 25%, to $379.4 million in Q2 2016 compared to $303.3 million in Q2 2015, driven primarily by growth in sequencing and microarray consumables.

Instrument revenue decreased $29.7 million, or 19%, to $125.6 million in Q2 2016 compared to $155.3 million in Q2 2015, primarily due to lower shipments of our high-throughput platforms.

Service and other revenue increased $13.6 million, or 18%, to $90.2 million in Q2 2016 compared to $76.6 million in Q2 2015, driven by revenue from genotyping services and extended maintenance service contracts associated with a larger sequencing installed base.

YTD 2016 vs. YTD 2015

Revenue increased $93.9 million, or 9%, to $1,171.9 million in the first half of 2016 compared to $1,077.9 million in the first half of 2015.

Consumables revenue increased $128.4 million, or 21%, to $740.1 million in the first half of 2016 compared to $611.7 million in the first half of 2015, driven by growth in the sequencing instrument installed base.

Instrument revenue decreased $58.5 million, or 19%, to $243.2 million in the first half of 2016 compared to $301.7 million in the first half of 2015, primarily due to lower shipments of our high-throughput platforms.

Service and other revenue increased $23.2 million, or 15%, to $179.2 million in the first half of 2016 compared to $156.1 million in the first half of 2015, driven by revenue from genotyping services and extended instrument service contracts associated with a larger sequencing installed base.

Gross Margin

(Dollars in thousands)	Q2 2016	Q2 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Gross profit	$423,805	$376,365	$47,440	13%	$820,859	$751,392	$69,467	9%
Gross margin	70.6%	69.8%			70.0%	69.7%

QTD 2016 vs. QTD 2015

Gross margin increased to 70.6% in Q2 2016 from 69.8% in Q2 2015. Gross margin increased primarily due to a greater mix of sequencing consumables, partially offset by a decline in service margin.

YTD 2016 vs. YTD 2015

Gross margin increased to 70.0% in the first half of 2016 compared to 69.7% in the first half of 2015, primarily due to a greater mix of sequencing consumables, partially offset by a decline in service margin.

Operating Expense

(Dollars in thousands)	Q2 2016	Q2 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Research and development	$124,589	$96,182	$28,407	30%	$248,583	$187,954	$60,629	32%
Selling, general and administrative	148,535	124,441	24,094	19	297,768	240,758	57,010	24
Legal contingencies	(11,490)	—	(11,490)	100	(9,490)	—	(9,490)	100
Headquarter relocation	302	1,480	(1,178)	(80)	684	2,179	(1,495)	(69)
Acquisition related expense (gain), net	—	2,329	(2,329)	(100)	—	(7,558)	7,558	(100)
Total operating expense	$261,936	$224,432	$37,504	17%	$537,545	$423,333	$114,212	27%

QTD 2016 vs. QTD 2015

Research and development expense increased by $28.4 million, or 30%, in Q2 2016 from Q2 2015, primarily due to increased headcount and related expenses as we continue to invest in the development of products as well as enhancements to existing products. Additionally, we incurred approximately $8.7 million in costs attributable to GRAIL and Helix in Q2 2016.

Selling, general and administrative expense increased by $24.1 million, or 19%, in Q2 2016 from Q2 2015, primarily driven by increased headcount and facilities investment to support our continued growth and scale our operations, as well as outside services. Additionally, we incurred approximately $6.8 million in costs attributable to GRAIL and Helix in Q2 2016.

Legal contingencies in Q2 2016 represent a reversal of previously recorded expense related to the settlement of patent litigation.

YTD 2016 vs. YTD 2015

Research and development expense increased by $60.6 million, or 32%, in the first half of 2016 compared to the first half of 2015, primarily due to increased headcount and outside services as we continue to invest in the development of new products as well as enhancements to existing products. Additionally, we incurred approximately $14.1 million in costs attributable to GRAIL and Helix in the first half of 2016.

Selling, general and administrative expense increased by $57.0 million, or 24%, in the first half of 2016 compared to the first half of 2015, primarily due to increased headcount and facilities investment to support our continued growth and scale our operations, as well as outside services. Additionally, we incurred approximately $9.9 million in costs attributable to GRAIL and Helix in the first half of 2016.

Legal contingencies in the first half of 2016 represent a reversal of previously recorded expense related to the settlement of patent litigation.

Acquisition related gain, net, in the first half of 2015 consisted of changes in fair value of contingent consideration and transaction related costs. The changes in the fair value of contingent consideration were primarily due to changes in the estimated payments.

Other Income (Expense), Net

(Dollars in thousands)	Q2 2016	Q2 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Interest income	$3,403	$1,344	$2,059	153%	$4,627	$3,037	$1,590	52%
Interest expense	(8,147)	(11,205)	3,058	(27)	(16,672)	(22,369)	5,697	(25)
Cost-method investment gain, net	—	—	—	—	—	12,582	(12,582)	(100)
Other (expense) income, net	(150)	(900)	750	(83)	1,302	(2,091)	3,393	(162)
Total other expense, net	$(4,894)	$(10,761)	$5,867	(55)%	$(10,743)	$(8,841)	$(1,902)	22%

QTD 2016 vs. QTD 2015

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The decrease in interest expense in Q2 2016 compared to Q2 2015 was due to a lower outstanding principal balance on the 2016 Notes, which matured in March 2016.

YTD 2016 vs. YTD 2015

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The decrease in interest expense in the first half of 2016 compared to the first half of 2015 was due to a lower outstanding principal balance on the 2016 Notes, which matured in March 2016.

Cost-method investment gain, net, during the first half of 2015 consisted primarily of a gain on the sale of a cost-method investment.

Other (expense) income, net, in the first half of 2016 and the first half of 2015 primarily consisted of net foreign exchange gains and losses.

Provision for Income Taxes

(Dollars in thousands)	Q2 2016	Q2 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Income before income taxes	$156,975	$141,172	$15,803	11%	$272,571	$319,218	$(46,647)	(15)%
Provision for income taxes	40,581	38,925	1,656	4	68,958	80,313	(11,355)	(14)
Consolidated net income	$116,394	$102,247	$14,147	14%	$203,613	$238,905	$(35,292)	(15)%
Effective tax rate	25.9%	27.6%			25.3%	25.2%

QTD 2016 vs. QTD 2015

Our effective tax rate was 25.9% for Q2 2016 compared to 27.6% in Q2 2015. For both of these periods, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore and the United Kingdom.

YTD 2016 vs. YTD 2015

Our effective tax rate was 25.3% in the first half of 2016, compared to 25.2% in the first half of 2015. For both of these periods, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore and the United Kingdom. For the first half of 2015, the decrease from the U.S. federal statutory tax rate also resulted from the reversal of a valuation allowance related to research and development tax credits, which was recorded as a discrete item.

Liquidity and Capital Resources

At July 3, 2016, we had approximately $951.7 million in cash and cash equivalents, of which approximately $449.8 million were held by our foreign subsidiaries. Cash and cash equivalents held by GRAIL and Helix as of July 3, 2016 were $123.6 million. Cash and cash equivalents increased by $182.9 million from January 3, 2016, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of July 3, 2016, we had $473.6 million in short-term investments. Short-term investments held by our foreign subsidiaries as of July 3, 2016 were approximately $202.4 million.

Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

During the first half of 2016, $75.5 million in principal of the 2016 Notes were converted. The 2016 Notes became convertible on April 1, 2014 through, and including, March 11, 2016. All 2016 Notes were converted by March 11, 2016. The convertible senior notes due 2019 and 2021 were not convertible as of July 3, 2016.

We anticipate that our current cash, cash equivalents and short-term investments, together with cash provided by operating activities are sufficient to fund our near term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	potential early repayment of debt obligations as a result of conversions;

•	the expansion needs of our facilities, including costs of leasing and building out additional facilities; and

•	repurchases of our outstanding common stock.

As of July 3, 2016, $156.1 million remains under authorized stock repurchase programs.

Certain noncontrolling Helix investors may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of July 3, 2016 was $32.7 million.

On April 14, 2016, we announced our commitment to invest $100.0 million in a new venture capital investment fund established by Nicholas Naclerio, Ph.D., our former Senior Vice President, Corporate and Venture Development. The capital commitment is callable over ten years, and up to $40.0 million can be drawn down during the first year. During the three months ended July 3, 2016, the Company transferred $3.2 million of its cost-method investments to the Fund and contributed $3.1 million in cash.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	YTD 2016	YTD 2015
Net cash provided by operating activities	$256,785	$238,224
Net cash used in investing activities	(16)	(296,617)
Net cash (used in) provided by financing activities	(75,694)	15,276
Effect of exchange rate changes on cash and cash equivalents	1,817	(1,980)
Net increase (decrease) in cash and cash equivalents	$182,892	$(45,097)

Operating Activities

Net cash provided by operating activities in the first half of 2016 consisted of net income of $203.6 million plus net adjustments of $96.9 million partially offset by net changes in operating assets and liabilities of $43.7 million. The primary non-cash expenses added back to net income included depreciation and amortization expenses of $67.6 million, share-based compensation of $67.3 million, deferred income tax of $27.8 million, and accretion of debt discount of $15.0 million. These non-cash add-backs were partially offset by $84.2 million in incremental tax benefit related to share-based compensation. Cash flow impact from changes in net operating assets included increases in inventory and other assets, and a decrease in accrued liabilities, partially offset by increases in accounts payable and other long term liabilities, and decreases in accounts receivable and prepaid expenses.

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

Investing Activities

Net cash used in investing activities were nominal for the first half of 2016. We purchased $302.5 million of available-for-sale securities and $448.0 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $17.8 million for acquisitions and invested $121.2 million in capital expenditures primarily associated with facilities and the purchase of manufacturing, research and development equipment.

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

Financing Activities

Net cash used in financing activities totaled $75.7 million for the first half of 2016. We used $72.8 million to pay taxes related to net share settlement of equity awards and $29.2 million to pay acquisition related contingent consideration. We used $71.6 million to repay financing obligations. We received $84.2 million in incremental tax benefit related to share-based compensation, $26.6 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, $2.0 million in proceeds from issuance of debt related to an outstanding line of credit held by Helix, and $5.0 million in proceeds from early exercises of equity awards from a subsidiary. Contributions from noncontrolling owners were $80.0 million.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first half of 2016, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first half of 2016.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements include the following:

•	our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and expand the markets for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to identify and integrate acquired technologies, products, or businesses successfully;

•	our expectations and beliefs regarding prospects and growth for the business and its markets;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;

•	uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the six months ended July 3, 2016, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

During Q2 2016, we continued to monitor and evaluate the operating effectiveness of key controls related to process enhancements arising out of our enterprise resource planning system implementation in 2015.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None during the quarterly period ended July 3, 2016.

Purchases of Equity Securities by the Issuer

On May 1, 2015, the Company’s Board of Directors (the "Board") authorized $150.0 million of repurchases under a Rule 10b5-1 plan. In addition, on October 29, 2015, the Company’s Board authorized a new discretionary share repurchase program of $250.0 million. The following table summarizes shares repurchased pursuant to these programs during the three months ended July 3, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 4, 2016 - May 1, 2016	—	—	—	$256,110,853
May 2, 2016 - May 29, 2016	713,712	$140.09	713,712	$156,126,803
May 30, 2016 - July 3, 2016	—	$—	—	$156,126,803
Total	713,712	$140.09	713,712	$156,126,803
___________
(1) All shares purchased during the three months ended July 3, 2016, were made in open-market transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendments to Bylaws.

On July 28, 2016, the Board of the Company adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). Sections 2.1 and 2.8 have been amended to address matters related to stockholder meetings held by means of remote communication. Sections 2.13 and 2.14 have been amended to clarify the notice periods for stockholder director nominations and stockholder proposals. Section 6.4 has been added to explicitly provide for the right of advancement in indemnification proceedings. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description of Document

3.1	Bylaws of Illumina, Inc., Amended and Restated as of July 28, 2016.

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc A. Stapley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc A. Stapley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	August 1, 2016	/s/ MARC A. STAPLEY
Marc A. Stapley Executive Vice President, Chief Administrative Officer and Chief Financial Officer