Form 10-Q
period 2016-10-02
ILLUMINA INC
filed 2016-11-08
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 2, 2016

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

As of October 21, 2016, there were 146.9 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2016	January 3, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$794,697	$768,770
Short-term investments	741,569	617,450
Accounts receivable, net	381,632	385,529
Inventory	312,242	270,777
Prepaid expenses and other current assets	47,696	54,297
Total current assets	2,277,836	2,096,823
Property and equipment, net	633,856	342,694
Goodwill	775,995	752,629
Intangible assets, net	255,560	273,621
Deferred tax assets	182,122	134,515
Other assets	102,458	87,465
Total assets	$4,227,827	$3,687,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,090	$139,226
Accrued liabilities	315,204	386,844
Build-to-suit lease liability	178,311	9,495
Long-term debt, current portion	1,250	74,929
Total current liabilities	628,855	610,494
Long-term debt	1,040,765	1,015,649
Other long-term liabilities	204,273	180,505
Redeemable noncontrolling interests	34,257	32,546
Stockholders’ equity:
Common stock	1,882	1,859
Additional paid-in capital	2,738,001	2,497,501
Accumulated other comprehensive income	1,314	36
Retained earnings	1,361,652	1,022,765
Treasury stock, at cost	(1,862,702)	(1,673,608)
Total Illumina stockholders’ equity	2,240,147	1,848,553
Noncontrolling interests	79,530	—
Total stockholders’ equity	2,319,677	1,848,553
Total liabilities and stockholders’ equity	$4,227,827	$3,687,747
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue:
Product revenue	$513,744	$470,824	$1,506,416	$1,392,711
Service and other revenue	93,395	79,447	272,610	235,503
Total revenue	607,139	550,271	1,779,026	1,628,214
Cost of revenue:
Cost of product revenue	132,423	120,954	382,856	360,037
Cost of service and other revenue	37,606	29,590	117,156	94,289
Amortization of acquired intangible assets	10,960	12,188	32,005	34,957
Total cost of revenue	180,989	162,732	532,017	489,283
Gross profit	426,150	387,539	1,247,009	1,138,931
Operating expense:
Research and development	125,917	99,226	374,500	287,180
Selling, general and administrative	139,146	136,648	436,914	377,406
Legal contingencies	—	15,000	(9,490)	15,000
Headquarter relocation	385	(5,226)	1,069	(3,047)
Acquisition related expense (gain), net	—	1,109	—	(6,449)
Total operating expense	265,448	246,757	802,993	670,090
Income from operations	160,702	140,782	444,016	468,841
Other income (expense):
Interest income	2,056	2,767	6,683	5,804
Interest expense	(8,208)	(12,821)	(24,880)	(35,190)
Cost-method investment gain, net	—	2,900	—	15,482
Other (expense) income, net	(186)	(4,711)	1,116	(6,802)
Total other expense, net	(6,338)	(11,865)	(17,081)	(20,706)
Income before income taxes	154,364	128,917	426,935	448,135
Provision for income taxes	37,429	13,296	106,387	93,609
Consolidated net income	116,935	115,621	320,548	354,526
Add: Net loss attributable to noncontrolling interests	11,953	2,556	18,339	2,556
Net income attributable to Illumina stockholders	$128,888	$118,177	$338,887	$357,082
Net income attributable to Illumina stockholders for earnings per share	$128,682	$118,128	$335,597	$357,033
Earnings per share attributable to Illumina stockholders:
Basic	$0.88	$0.81	$2.29	$2.47
Diluted	$0.87	$0.79	$2.27	$2.39
Shares used in computing earnings per common share:
Basic	146,705	145,349	146,783	144,447
Diluted	147,901	149,672	148,049	149,108
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Consolidated net income	$116,935	$115,621	$320,548	$354,526
Unrealized (loss) gain on available-for-sale securities, net of deferred tax	(1,004)	441	1,278	2,120
Total consolidated comprehensive income	115,931	116,062	321,826	356,646
Add: Comprehensive loss attributable to noncontrolling interests	11,953	2,556	18,339	2,556
Comprehensive income attributable to Illumina stockholders	$127,884	$118,618	$340,165	$359,202
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Income	Earnings	Stock	Interests	Equity
Balance as of January 3, 2016	$1,859	$2,497,501	$36	$1,022,765	$(1,673,608)	$—	$1,848,553
Net income (loss)	—	—	—	338,887	—	(6,547)	332,340
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	1,278	—	—	—	1,278
Issuance of common stock, net of repurchases	23	47,115	—	—	(189,440)	—	(142,302)
Tax impact from the conversion of convertible notes	—	36	—	—	—	—	36
Share-based compensation	—	101,494	—	—	—	—	101,494
Net incremental tax benefit related to share-based compensation	—	109,292	—	—	—	—	109,292
Adjustment to the carrying value of redeemable noncontrolling interests	—	(12,023)	—	—	—	—	(12,023)
Vesting of redeemable equity awards	—	(1,481)	—	—	—	—	(1,481)
Vesting of non-redeemable equity awards	—	(28)	—	—	—	28	—
Issuance of subsidiary shares in business combination	—	2,102	—	—	—	198	2,300
Issuance of treasury stock	—	3,554	—	—	346	—	3,900
Contributions from noncontrolling interest owners	—	—	—	—	—	80,000	80,000
Proceeds from early exercise of equity awards from a subsidiary	—	—	—	—	—	5,851	5,851
Tax impact of deemed dividend from GRAIL, Inc.	—	(9,561)	—	—	—	—	(9,561)
Balance as of October 2, 2016	$1,882	$2,738,001	$1,314	$1,361,652	$(1,862,702)	$79,530	$2,319,677

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Consolidated net income	$320,548	$354,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	65,433	52,774
Amortization of intangible assets	38,051	40,884
Share-based compensation expense	101,845	97,104
Accretion of debt discount	22,342	29,828
Incremental tax benefit related to share-based compensation	(109,934)	(121,703)
Deferred income tax expense	57,539	83,679
Cost-method investment gain, net	—	(15,482)
Change in fair value of contingent consideration	—	(6,449)
Other	5,190	6,178
Changes in operating assets and liabilities:
Accounts receivable	4,999	(121,309)
Inventory	(41,757)	(43,598)
Prepaid expenses and other current assets	3,572	(4,982)
Other assets	(6,060)	(428)
Accounts payable	(7,307)	49,532
Accrued liabilities	(57,325)	23,884
Other long-term liabilities	9,949	(5,220)
Net cash provided by operating activities	407,085	419,218
Cash flows from investing activities:
Purchases of available-for-sale securities	(679,064)	(713,862)
Sales of available-for-sale securities	406,286	335,351
Maturities of available-for-sale securities	148,290	189,929
Net cash paid for acquisitions	(17,841)	(35,226)
Net purchases of strategic investments	(9,075)	(4,100)
Purchases of property and equipment	(178,353)	(107,361)
Cash paid for intangible assets	(11,490)	(275)
Net cash used in investing activities	(341,247)	(335,544)
Cash flows from financing activities:
Payments on financing obligations	(70,522)	(216,207)
Payments on acquisition related contingent consideration liability	(29,200)	(1,500)
Proceeds from issuance of debt	5,000	—
Incremental tax benefit related to share-based compensation	109,934	121,703
Common stock repurchases	(113,075)	(72,256)
Taxes paid related to net share settlement of equity awards	(76,365)	(95,157)
Proceeds from issuance of common stock	47,156	65,668
Proceeds from early exercise of equity awards from a subsidiary	5,851	—
Contributions from noncontrolling interest owners	80,000	32,128
Net cash used in financing activities	(41,221)	(165,621)
Effect of exchange rate changes on cash and cash equivalents	1,310	(2,678)
Net increase (decrease) in cash and cash equivalents	25,927	(84,625)
Cash and cash equivalents at beginning of period	768,770	636,154
Cash and cash equivalents at end of period	$794,697	$551,529

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

The equity method is used to account for investments in which the Company has the ability to exercise significant influence, but not control, over the investee. Such investments are recorded within other assets, and the share of net income or losses of equity investments is recognized on a one quarter lag in other (expense) income, net.

Segment Information

The Company is organized into three operating segments for purposes of evaluating its business operations and reporting its financial results. One operating segment consists of Illumina’s core operations and the other two relate to the Company’s consolidated VIEs. The combined results of operations of the Company’s consolidated VIEs became material for the three and nine months ended October 2, 2016. As such, the Company commenced reporting two segments in the third quarter of 2016. Financial information for all periods presented has been classified to reflect these changes to our reportable segments. For further information on the Company’s segments, refer to note “9. Segment Information”.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended October 2, 2016 and September 27, 2015 were both 13 and 39 weeks, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three and nine months ended October 2, 2016, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Per-share earnings of our VIEs are included in the Company’s consolidated basic and diluted earnings per share computations based on the Company’s share of the VIE’s securities.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Weighted average shares outstanding	146,705	145,349	146,783	144,447
Effect of potentially dilutive common shares from:
Convertible senior notes	—	1,670	80	2,013
Equity awards	1,196	2,653	1,186	2,648
Weighted average shares used in calculating diluted earnings per share	147,901	149,672	148,049	149,108
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	63	13	580	7

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in thousands):

	October 2, 2016				January 3, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$29,687	$—	$(30)	$29,657	$14,634	$—	$(8)	$14,626
Corporate debt securities	463,484	282	(474)	463,292	422,177	44	(1,127)	421,094
U.S. Treasury securities	248,542	182	(104)	248,620	182,144	3	(417)	181,730
Total available-for-sale securities	$741,713	$464	$(608)	$741,569	$618,955	$47	$(1,552)	$617,450

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of October 2, 2016 were as follows (in thousands):

Estimated Fair Value
Due within one year	$279,548
After one but within five years	462,021
Total	$741,569

The Company has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

As of October 2, 2016 and January 3, 2016, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies included in other assets were $56.9 million and $56.6 million, respectively. Revenue recognized from transactions with such companies was $12.5 million and $42.1 million, respectively, for the three and nine months ended October 2, 2016 and $16.1 million and $47.3 million, respectively, for the three and nine months ended September 27, 2015.

During the nine months ended September 27, 2015, the Company recognized a gain on a disposition of a cost-method investment of $18.0 million. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment loss was recorded during the three and nine months ended October 2, 2016 or September 27, 2015.

On April 14, 2016, the Company announced that it has committed to invest $100.0 million in a new venture capital investment fund (the Fund). The capital commitment is callable over ten years, and up to $40.0 million can be drawn down during the first year. The Company’s investment in the Fund is accounted for as an equity method investment. During the nine months ended October 2, 2016, the Company transferred $3.2 million of its cost-method investments to the Fund and contributed $4.4 million in cash.

Inventory

Inventory consists of the following (in thousands):

	October 2, 2016	January 3, 2016
Raw materials	$101,646	$97,740
Work in process	166,050	138,322
Finished goods	44,546	34,715
Total inventory	$312,242	$270,777

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	October 2, 2016	January 3, 2016
Leasehold improvements	$197,534	$178,019
Machinery and equipment	264,556	224,158
Computer hardware and software	153,851	136,550
Furniture and fixtures	20,448	18,539
Building	7,670	7,670
Construction in progress	308,825	44,501
Total property and equipment, gross	952,884	609,437
Accumulated depreciation	(319,028)	(266,743)
Total property and equipment, net	$633,856	$342,694

Property and equipment, net included accrued expenditures of $194.4 million for the nine months ended October 2, 2016, which includes $168.8 million in construction in progress recorded under build-to-suit lease accounting. Accrued capital expenditures were excluded from the condensed consolidated statements of cash flows. Accrued capital expenditures were immaterial for the nine months ended September 27, 2015.

Goodwill

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require the Company to estimate the fair value of the reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment is required. The Company performed its annual assessment for goodwill impairment in the second quarter of 2016, noting no impairment.

Changes in the Company’s goodwill balance during the nine months ended October 2, 2016 are as follows (in thousands):

Goodwill
Balance as of January 3, 2016	$752,629
Current period acquisitions	23,366
Balance as of October 2, 2016	$775,995

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

As of October 2, 2016, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, and Australian dollar. As of October 2, 2016 and January 3, 2016, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $62.2 million and $61.3 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 2, 2016	January 3, 2016
Deferred revenue, current portion	$116,118	$96,654
Accrued compensation expenses	89,527	120,662
Accrued taxes payable	30,855	44,159
Customer deposits	17,831	20,901
Acquisition related contingent liability, current portion	7,220	35,000
Other	53,653	69,468
Total accrued liabilities	$315,204	$386,844

Build-to-Suit Lease Liability

The Company evaluates whether it is the accounting owner during the construction period when the Company is involved in the construction of leased assets. As a result, the Company is considered the owner of three construction projects for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. As of October 3, 2016 and January 3, 2016, the Company has recorded $178.3 million and $9.5 million, respectively, in project construction costs incurred by the landlord as construction in progress and a corresponding build-to-suit lease liability. Once the landlord completes the construction projects, the Company will evaluate the lease in order to determine whether or not it meets the criteria for “sale-leaseback” treatment.

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

Changes in the Company’s reserve for product warranties during the three and nine months ended October 2, 2016 and September 27, 2015 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Balance at beginning of period	$15,679	$16,365	$16,717	$15,616
Additions charged to cost of product revenue	3,878	6,916	17,200	20,737
Repairs and replacements	(5,180)	(5,348)	(19,540)	(18,420)
Balance at end of period	$14,377	$17,933	$14,377	$17,933

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and nine months ended October 2, 2016 and September 27, 2015 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Balance at beginning of period	$20,557	$36,677	$22,160	$37,700
Adjustment to facility exit obligation	66	(5,935)	87	(5,278)
Accretion of interest expense	320	590	983	1,926
Cash payments	(1,198)	(1,539)	(3,485)	(4,555)
Balance at end of period	$19,745	$29,793	$19,745	$29,793

On March 18, 2016, the Company entered into an agreement to sublease its office building in San Francisco, California. The Company will receive $51.2 million in minimum lease payments during the initial term of approximately eight years.

On April 5, 2016, the Company entered into a lease agreement for certain office buildings being constructed in San Diego, California. Minimum lease payments during the initial term of ten years are estimated to be $127.4 million.

Investments in Consolidated Variable Interest Entities

GRAIL, Inc.

In January 2016, the Company obtained a majority equity ownership interest in GRAIL, Inc. (GRAIL), a company formed with unrelated third party investors to pursue the development and commercialization of a blood test for asymptomatic cancer screening. The Company determined that GRAIL is a variable interest entity as the entity lacks sufficient equity to finance its activities without additional support. Additionally, the Company determined that it has (a) control of the entity’s Board of Directors, which has unilateral power over the activities that most significantly impact the economic performance of GRAIL and (b) the obligation to absorb losses of and the right to receive benefits from GRAIL that are potentially significant to GRAIL. As a result, the Company is deemed to be the primary beneficiary of GRAIL and is required to consolidate GRAIL. On a fully diluted basis, the Company holds a 52% equity ownership interest in GRAIL as of October 2, 2016.

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

For the three months ended October 2, 2016, the Company absorbed approximately 50% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock. Prior to the exchange, for the six months ended July 3, 2016, the Company absorbed 90% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock.

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

The assets and liabilities of GRAIL, other than cash and cash equivalents, are not significant to the Company’s financial position as of October 2, 2016. Additionally, GRAIL has an immaterial impact on the Company’s condensed consolidated statements of income and cash flows for the three and nine months ended October 2, 2016.

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

As the contingent redemption is outside of the control of Illumina, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the accompanying condensed consolidated balance sheets. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of October 2, 2016, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

The assets and liabilities of Helix are not significant to the Company’s financial position as of October 2, 2016. Helix has an immaterial impact on the Company’s condensed consolidated statements of income and cash flows for the three and nine months ended October 2, 2016.

As of October 2, 2016, the accompanying condensed consolidated balance sheet includes $103.6 million of cash and cash equivalents attributable to GRAIL and Helix that will be used to settle their respective obligations and will not be available to settle obligations of the Company.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the nine months ended October 2, 2016 is as follows (in thousands):

Redeemable Noncontrolling Interests
Balance as of January 3, 2016	$32,546
Vesting of redeemable equity awards	1,481
Net loss attributable to noncontrolling interests	(11,793)
Adjustment up to the redemption value	12,023
Balance as of October 2, 2016	$34,257

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of October 2, 2016 and January 3, 2016 (in thousands):

	October 2, 2016				January 3, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$503,593	$—	$—	$503,593	$391,246	$—	$—	$391,246
Debt securities in government-sponsored entities	—	29,657	—	29,657	—	14,626	—	14,626
Corporate debt securities	—	463,292	—	463,292	—	421,094	—	421,094
U.S. Treasury securities	248,620	—	—	248,620	181,730	—	—	181,730
Deferred compensation plan assets	—	29,901	—	29,901	—	26,245	—	26,245
Total assets measured at fair value	$752,213	$522,850	$—	$1,275,063	$572,976	$461,965	$—	$1,034,941
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$5,300	$5,300	$—	$—	$35,000	$35,000
Deferred compensation liability	—	28,447	—	28,447	—	24,925	—	24,925
Total liabilities measured at fair value	$—	$28,447	$5,300	$33,747	$—	$24,925	$35,000	$59,925

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
Changes in estimated fair value of contingent consideration liabilities during the nine months ended October 2, 2016 are as follows (in thousands):

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 3, 2016	$35,000
Additional liability recorded as a result of a current period acquisition	5,300
Cash payments	(35,000)
Balance as of October 2, 2016	$5,300

4. Debt

Convertible Senior Notes

As of October 2, 2016, the Company had outstanding $632.5 million in principal amount of 0% convertible senior notes due June 15, 2019 (2019 Notes) and $517.5 million in principal amount of 0.5% convertible senior notes due June 15, 2021 (2021 Notes).

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

Neither the 2019 nor the 2021 Notes were convertible as of October 2, 2016 and had no dilutive impact during the three and nine months ended October 2, 2016. If the 2019 and 2021 Notes were converted as of October 2, 2016, the if-converted value would not exceed the principal amount.

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

During the nine months ended October 2, 2016, the Company recorded a loss on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the notes as of the settlement date. To measure the fair value of the converted notes as of the settlement date, the applicable interest rate was estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation. The loss recorded on extinguishment of debt for the nine months ended October 2, 2016 was immaterial.

The following table summarizes information about the conversion of the 2016 Notes during the nine months ended October 2, 2016 (in thousands):

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

	October 2, 2016	January 3, 2016
Principal amount of convertible notes outstanding	$1,150,000	$1,225,547
Unamortized discount of liability component	(112,716)	(134,969)
Net carrying amount of liability component	1,037,284	1,090,578
Less: current portion	—	(74,929)
Long-term debt	$1,037,284	$1,015,649
Carrying value of equity component, net of debt issuance cost	$161,237	$213,811
Fair value of outstanding notes	$1,224,169	$1,456,451
Weighted-average remaining amortization period of discount on the liability component	3.9 years	4.6 years

Other

As of October 2, 2016, the accompanying condensed consolidated balance sheets include $1.3 million and $3.4 million in current and long-term debt, respectively, related to an outstanding line of credit held by Helix.

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Cost of product revenue	$1,799	$2,567	$5,949	$7,012
Cost of service and other revenue	1,261	498	2,114	1,243
Research and development	11,515	9,098	32,889	31,152
Selling, general and administrative	20,008	20,066	60,893	57,697
Share-based compensation expense before taxes	34,583	32,229	101,845	97,104
Related income tax benefits	(7,604)	(9,876)	(23,082)	(28,304)
Share-based compensation expense, net of taxes	$26,979	$22,353	$78,763	$68,800

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the nine months ended October 2, 2016 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.40% - 0.50%
Expected volatility	40% - 44%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$47.88

As of October 2, 2016, approximately $203.2 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.4 years.

6. Stockholders’ Equity

As of October 2, 2016, approximately 7.5 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan.

Restricted Stock

The Company’s restricted stock activity and related information for the nine months ended October 2, 2016 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at January 3, 2016	21	2,206	583	$47.93	$131.80	$169.41
Awarded	22	174	30	$179.00	$156.32	$156.75
Vested	—	(383)	—	$—	$85.57	—
Cancelled	—	(197)	(99)	$—	$136.40	$163.51
Outstanding at October 2, 2016	43	1,800	514	$114.59	$143.46	$169.81
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the nine months ended October 2, 2016 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at January 3, 2016	1,599	$41.95
Exercised	(532)	$29.65
Cancelled	(2)	$46.35
Outstanding at October 2, 2016	1,065	$48.08

At October 2, 2016, outstanding options to purchase 1.1 million shares were exercisable with a weighted-average exercise price per share of $48.08.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the nine months ended October 2, 2016, approximately 0.2 million shares were issued under the ESPP. As of October 2, 2016, there were approximately 14.3 million shares available for issuance under the ESPP.

Share Repurchases

On July 28, 2016, the Company’s Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $250.0 million of outstanding common stock. During the three months ended October 2, 2016, 0.1 million shares for $13.1 million were repurchased. During the nine months ended October 2, 2016, the Company repurchased approximately 0.8 million shares for $113.1 million in aggregate. Authorizations to repurchase up to an additional $236.9 million of the Company’s common stock remained available as of October 2, 2016.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended October 2, 2016 were 24.2% and 24.9%, respectively. For the three and nine months ended October 2, 2016, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom; offset slightly by the tax impact associated with the investments in our consolidated variable interest entities.

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

9. Segment Information

The Company has two reportable segments: Core Illumina and one segment related to the combined activities of the Company’s consolidated VIEs, GRAIL and Helix. The Company reports segment information based on the management approach. This approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenues and income (losses) from operations. Based on the information used by the CODM, the Company has determined its reportable segments as follows:

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all operations of the Company, excluding the results of its two consolidated VIEs.

Consolidated VIEs:

GRAIL: GRAIL was created to enable the early detection of cancer in asymptomatic individuals through a simple blood screen based on the concentration of circulating tumor nucleic acids. GRAIL is currently in the early stages of developing this test and as such, has no revenues to date.

Helix: Helix was established to enable individuals to explore their genetic information by providing affordable sequencing and database services for consumers through third party partners, driving the creation of an ecosystem of consumer applications.

Management evaluates the performance of the Company’s operating segments based upon income (loss) from operations. The Company does not allocate expenses between segments. Core Illumina sells products and provides services to GRAIL and Helix in accordance with contractual agreements between the entities.

The following table presents the operating performance of each reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Segment revenues:
Core Illumina	$615,135	$550,271	$1,792,150	$1,628,214
Consolidated VIEs	—	—	—	—
Elimination of intersegment revenues	(7,996)	—	(13,124)	—
Consolidated revenues	$607,139	$550,271	$1,779,026	$1,628,214

Segment operating income (loss):
Core Illumina	$190,742	$145,893	$501,411	$473,952
Consolidated VIEs	(25,136)	(5,111)	(49,700)	(5,111)
Elimination of intersegment earnings	(4,904)	—	(7,695)	—
Consolidated operating income	$160,702	$140,782	$444,016	$468,841

The following table presents the total assets of each reportable segment (in thousands):

	October 2, 2016	January 3, 2016
Segment assets:
Core Illumina	$4,095,182	$3,657,953
Consolidated VIEs	190,904	30,447
Elimination of intersegment assets	(58,259)	(653)
Consolidated total assets	$4,227,827	$3,687,747

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

About Illumina

Our Company is organized into three operating segments for purposes of evaluating its business operations and reporting its financial results. One segment consists of Illumina’s core operations. The other two relate to the activities of our consolidated VIEs, GRAIL and Helix, which are combined into one reportable segment. For information on GRAIL and Helix, refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements provided in this Quarterly Report on Form 10-Q.

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

Financial Overview

Consolidated financial results for the first three quarters of 2016 include the following:

•
Net revenue increased 9.3% during the first three quarters of 2016 to $1,779.0 million compared to the first three quarters of 2015 due to the growth in sales of our sequencing consumables and services, partially offset by lower shipments of our high-throughput platforms.

•
Gross profit as a percentage of revenue (gross margin) was 70.1% in the first three quarters of 2016 compared to 69.9% in the first three quarters of 2015. Gross margins increased primarily due to a greater mix of sequencing consumables, partially offset by a decline in service margin. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; royalties; our cost structure for manufacturing operations; and product support obligations.

•
Income from operations decreased $24.8 million in the first three quarters of 2016 compared to the first three quarters of 2015 primarily due to the increase in research and development and selling, general and administrative expenses, which we expect will continue to grow. The increase in operating expenses was partially offset by higher gross profit.

•
Our effective tax rate was 24.9% in the first three quarters of 2016, compared to 20.9% in the first three quarters of 2015. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the tax impact associated with the investments in our consolidated variable interest entities. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $1.5 billion as of October 2, 2016.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q3 2016	Q3 2015	YTD 2016	YTD 2015
Revenue:
Product revenue	84.6%	85.6%	84.7%	85.5%
Service and other revenue	15.4	14.4	15.3	14.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	21.8	22.0	21.5	22.1
Cost of service and other revenue	6.2	5.4	6.6	5.8
Amortization of acquired intangible assets	1.8	2.2	1.8	2.2
Total cost of revenue	29.8	29.6	29.9	30.1
Gross profit	70.2	70.4	70.1	69.9
Operating expense:
Research and development	20.7	18.0	21.0	17.6
Selling, general and administrative	22.9	24.8	24.5	23.2
Legal contingencies	—	2.7	(0.5)	0.9
Headquarter relocation	0.1	(0.9)	0.1	(0.2)
Acquisition related expense (gain), net	—	0.2	—	(0.4)
Total operating expense	43.7	44.8	45.1	41.1
Income from operations	26.5	25.6	25.0	28.8
Other income (expense):
Interest income	0.3	0.5	0.4	0.4
Interest expense	(1.3)	(2.3)	(1.5)	(2.2)
Cost-method investment gain, net	—	0.5	—	1.0
Other (expense) income, net	—	(0.9)	0.1	(0.5)
Total other expense, net	(1.0)	(2.2)	(1.0)	(1.3)
Income before income taxes	25.5	23.4	24.0	27.5
Provision for income taxes	6.2	2.4	6.0	5.7
Consolidated net income	19.3	21.0	18.0	21.8
Add: Net loss attributable to noncontrolling interests	1.9	0.5	1.0	0.1
Net income attributable to Illumina stockholders	21.2%	21.5%	19.0%	21.9%

Our fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended October 2, 2016 and September 27, 2015 were both 13 and 39 weeks, respectively.

Revenue

(Dollars in thousands)	Q3 2016	Q3 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Product revenue	$513,744	$470,824	$42,920	9%	$1,506,416	$1,392,711	$113,705	8%
Service and other revenue	93,395	79,447	13,948	18	272,610	235,503	37,107	16
Total revenue	$607,139	$550,271	$56,868	10%	$1,779,026	$1,628,214	$150,812	9%

Product revenue consists primarily of revenue from the sale of consumables and instruments. Service and other revenue consist primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Our consolidated VIEs are in the development stage and have no revenues to date.

QTD 2016 vs. QTD 2015

Revenue increased $56.9 million, or 10%, to $607.1 million in Q3 2016 compared to $550.3 million in Q3 2015.

Consumables revenue increased $75.3 million, or 23%, to $396.4 million in Q3 2016 compared to $321.1 million in Q3 2015, driven primarily by growth in both of our sequencing and microarray consumables.

Instrument revenue decreased $33.0 million, or 23%, to $112.4 million in Q3 2016 compared to $145.4 million in Q3 2015, primarily due to lower shipments of our high-throughput platforms.

Service and other revenue increased $13.9 million, or 18%, to $93.4 million in Q3 2016 compared to $79.4 million in Q3 2015, driven by revenue from genotyping services and extended maintenance service contracts associated with a larger sequencing installed base.

YTD 2016 vs. YTD 2015

Revenue increased $150.8 million, or 9%, to $1,779.0 million in the first three quarters of 2016 compared to $1,628.2 million in the first three quarters of 2015.

Consumables revenue increased $203.7 million, or 22%, to $1,136.5 million in the first three quarters of 2016 compared to $932.8 million in the first three quarters of 2015, driven by growth in the sequencing instrument installed base.

Instrument revenue decreased $91.5 million, or 20%, to $355.6 million in the first three quarters of 2016 compared to $447.1 million in the first three quarters of 2015, primarily due to lower shipments of our high-throughput platforms.

Service and other revenue increased $37.1 million, or 16%, to $272.6 million in the first three quarters of 2016 compared to $235.5 million in the first three quarters of 2015, driven by revenue from genotyping services and extended instrument service contracts associated with a larger sequencing installed base, partially offset by our noninvasive prenatal testing customers shifting to in-house testing on our sequencers.

Gross Margin

(Dollars in thousands)	Q3 2016	Q3 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Gross profit	$426,150	$387,539	$38,611	10%	$1,247,009	$1,138,931	$108,078	9%
Gross margin	70.2%	70.4%			70.1%	69.9%

QTD 2016 vs. QTD 2015

Gross margin decreased to 70.2% in Q3 2016 from 70.4% in Q3 2015. Gross margin decreased primarily due to a decline in service margin, partially offset by a greater mix of sequencing consumables.

YTD 2016 vs. YTD 2015

Gross margin increased to 70.1% in the first three quarters of 2016 compared to 69.9% in the first three quarters of 2015, primarily due to a greater mix of sequencing consumables, partially offset by a decline in service margin.

Operating Expense

(Dollars in thousands)	Q3 2016	Q3 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Research and development	$125,917	$99,226	$26,691	27%	$374,500	$287,180	$87,320	30%
Selling, general and administrative	139,146	136,648	2,498	2	436,914	377,406	59,508	16
Legal contingencies	—	15,000	(15,000)	(100)	(9,490)	15,000	(24,490)	(163)
Headquarter relocation	385	(5,226)	5,611	(107)	1,069	(3,047)	4,116	(135)
Acquisition related expense (gain), net	—	1,109	(1,109)	(100)	—	(6,449)	6,449	(100)
Total operating expense	$265,448	$246,757	$18,691	8%	$802,993	$670,090	$132,903	20%

QTD 2016 vs. QTD 2015

Research and development (R&D) expense increased by $26.7 million, or 27%, in Q3 2016 from Q3 2015. Core Illumina R&D expense increased by $12.4 million, or 13%, in Q3 2016 from Q3 2015 primarily due to increased employee and related expenses as we continue to invest in the development of products as well as enhancements to existing products. Our consolidated VIEs contributed $14.3 million to the increase, primarily due to increased employee headcount and product development related expenses.

Selling, general and administrative (SG&A) expense increased by $2.5 million, or 2%, in Q3 2016 from Q3 2015. Our consolidated VIEs contributed $4.5 million to the increase, primarily due to increased employee headcount, offset by lower professional service fees related to the Helix start-up. This was partially offset by a decrease in Core Illumina SG&A expense of $2.0 million, or 2%, primarily due to a decrease in employee related expenses.

Legal contingencies in Q3 2015 represent charges related to litigation matters.

Headquarter relocation in Q3 2015 consisted primarily of a net gain related to a change in a lease exit liability.

YTD 2016 vs. YTD 2015

Research and development expense increased by $87.3 million, or 30%, in the first three quarters of 2016 compared to the first three quarters of 2015. Core Illumina R&D expense increased by $58.9 million, or 21%, primarily due to increased headcount and outside services as we continue to invest in the development of new products as well as enhancements to existing products. Our consolidated VIEs contributed $28.4 million to the increase, primarily due to employee related expenses for GRAIL and a full three quarters of operating results for Helix in 2016.

Selling, general and administrative expense increased by $59.5 million, or 16%, in the first three quarters of 2016 compared to the first three quarters of 2015. Core Illumina SG&A expense increased by $45.0 million, or 12%, primarily due to increased headcount and facilities investment to support the continued growth and scale of our operations, as well as outside services. Our consolidated VIEs contributed $14.5 million to the increase, due to employee related expenses for GRAIL and a full three quarters of operating results for Helix in 2016.

Legal contingencies in the first three quarters of 2016 represent a reversal of previously recorded expense related to the settlement of patent litigation.

Acquisition related gain, net, in the first three quarters of 2015 consisted of changes in fair value of contingent consideration and transaction related costs for Core Illumina. The changes in the fair value of contingent consideration were primarily due to changes in the estimated payments.

Other Income (Expense), Net

(Dollars in thousands)	Q3 2016	Q3 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Interest income	$2,056	$2,767	$(711)	(26)%	$6,683	$5,804	$879	15%
Interest expense	(8,208)	(12,821)	4,613	(36)	(24,880)	(35,190)	10,310	(29)
Cost-method investment gain, net	—	2,900	(2,900)	(100)	—	15,482	(15,482)	(100)
Other (expense) income, net	(186)	(4,711)	4,525	(96)	1,116	(6,802)	7,918	(116)
Total other expense, net	$(6,338)	$(11,865)	$5,527	(47)%	$(17,081)	$(20,706)	$3,625	(18)%

Other income (expense), net primarily relate to Core Illumina for all periods presented.

QTD 2016 vs. QTD 2015

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The decrease in interest expense in Q3 2016 compared to Q3 2015 was due to a lower outstanding principal balance on the 2016 Notes, which matured in March 2016.

Other (expense) income, net in Q3 2015 primarily consists of a $3.5 million loss on extinguishment of debt. There was no such loss in the same period of the current year.

YTD 2016 vs. YTD 2015

Interest expense consisted primarily of accretion of discount on our convertible senior notes. The decrease in interest expense in the first three quarters of 2016 compared to the first three quarters of 2015 was due to a lower outstanding principal balance on the 2016 Notes, which matured in March 2016.

Cost-method investment gain, net, during the first three quarters of 2015 consisted primarily of a gain on the sale of a cost-method investment.

Other (expense) income, net, in the first three quarters of 2016 primarily consisted of net foreign exchange gains and losses. Other (expense) income, net, in the first three quarters of 2015 consists of a $3.5 million loss on extinguishment of debt and net foreign exchange gains and losses.

Provision for Income Taxes

(Dollars in thousands)	Q3 2016	Q3 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Income before income taxes	$154,364	$128,917	$25,447	20%	$426,935	$448,135	$(21,200)	(5)%
Provision for income taxes	37,429	13,296	24,133	182	106,387	93,609	12,778	14
Consolidated net income	$116,935	$115,621	$1,314	1%	$320,548	$354,526	$(33,978)	(10)%
Effective tax rate	24.2%	10.3%			24.9%	20.9%

QTD 2016 vs. QTD 2015

Our effective tax rate was 24.2% for Q3 2016 compared to 10.3% in Q3 2015. The variance from the U.S. federal statutory tax rate of 35% in Q3 2016 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the tax impact associated with the investments in our consolidated variable interest entities. The variance from the U.S. federal statutory tax rate of 35% in Q3 2015, was primarily attributable to a discrete tax benefit of $24.8 million, related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a tax court opinion in which an unrelated third party was successful in challenging such charges. The decrease from the U.S. federal statutory tax rate also resulted from the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

YTD 2016 vs. YTD 2015

Our effective tax rate was 24.9% in the first three quarters of 2016. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the tax impact associated with the investments in our consolidated variable interest entities. For the first three quarters of 2015, our effective tax rate was 20.9%.
The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to a discrete tax benefit of $24.8 million, related to the exclusion of stock compensation from prior period cost-sharing charges as a result of a tax court opinion in which an unrelated third party was successful in challenging such charges. The decrease from the U.S. federal statutory tax rate also resulted from the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

Liquidity and Capital Resources

At October 2, 2016, we had approximately $794.7 million in cash and cash equivalents, of which approximately $349.0 million were held by our foreign subsidiaries. Cash and cash equivalents held by our consolidated VIEs as of October 2, 2016 were $103.6 million. Cash and cash equivalents increased by $25.9 million from January 3, 2016, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of October 2, 2016, we had $741.6 million in short-term investments. Short-term investments held by our foreign subsidiaries as of October 2, 2016 were approximately $256.2 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

During the first three quarters of 2016, $75.5 million in principal of the 2016 Notes were converted. The 2016 Notes became convertible on April 1, 2014 through, and including, March 11, 2016. All 2016 Notes were converted by March 11, 2016. The convertible senior notes due 2019 and 2021 were not convertible as of October 2, 2016.

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

As of October 2, 2016, $236.9 million remains under an authorized stock repurchase program.

Certain noncontrolling Helix investors may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of October 2, 2016 was $33.1 million.

On April 14, 2016, we announced our commitment to invest $100.0 million in a new venture capital investment fund established by Nicholas Naclerio, Ph.D., our former Senior Vice President, Corporate and Venture Development. The capital commitment is callable over ten years, and up to $40.0 million can be drawn down during the first year. During the nine months ended October 2, 2016, the Company transferred $3.2 million of its cost-method investments to the Fund and contributed $4.4 million in cash.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	YTD 2016	YTD 2015
Net cash provided by operating activities	$407,085	$419,218
Net cash used in investing activities	(341,247)	(335,544)
Net cash used in financing activities	(41,221)	(165,621)
Effect of exchange rate changes on cash and cash equivalents	1,310	(2,678)
Net increase (decrease) in cash and cash equivalents	$25,927	$(84,625)

Operating Activities

Net cash provided by operating activities in the first three quarters of 2016 consisted of net income of $320.5 million plus net adjustments of $180.5 million partially offset by net changes in operating assets and liabilities of $93.9 million. The primary non-cash expenses added back to net income included depreciation and amortization expenses of $103.5 million, share-based compensation of $101.8 million, deferred income tax of $57.5 million, and accretion of debt discount of $22.3 million. These non-cash add-backs were partially offset by $109.9 million in incremental tax benefit related to share-based compensation. Cash flow impact from changes in net operating assets included increases in inventory and other assets, and decreases in accrued liabilities and accounts payable, partially offset by an increase in other long term liabilities, and decreases in accounts receivable and prepaid expenses.

Net cash provided by operating activities in the first three quarters of 2015 consisted of net income of $354.5 million plus net adjustments of $166.8 million partially offset by net changes in operating assets and liabilities of $102.1 million. The primary non-cash expenses added back to net income included share-based compensation of $97.1 million, depreciation and amortization expenses of $93.7 million, deferred income taxes of $83.7 million, and accretion of debt discount of $29.8 million. These non-cash add-backs were partially offset by $121.7 million in incremental tax benefit related to share-based compensation, $15.5 million in cost-method investment gain, net, and $6.4 million in change in fair value of contingent consideration. Cash flow impact from changes in net operating assets included increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities totaled $341.2 million for the first three quarters of 2016. We purchased $679.1 million of available-for-sale securities and $554.6 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $17.8 million for acquisitions and invested $178.4 million in capital expenditures primarily associated with facilities and the purchase of manufacturing, research and development equipment.

Net cash used in investing activities totaled $335.5 million for the first three quarters of 2015. We purchased $713.9 million of available-for-sale securities and $525.3 million of our available-for-sale securities matured or were sold during the period. We invested $107.4 million in capital expenditures primarily associated with machinery and equipment, facilities and information technology equipment and systems primarily related to our enterprise resource planning implementation.

Financing Activities

Net cash used in financing activities totaled $41.2 million for the first three quarters of 2016. We used $113.1 million to repurchase our common stock, $76.4 million to pay taxes related to net share settlement of equity awards, and $29.2 million to pay acquisition related contingent consideration. We used $70.5 million to repay financing obligations. We received $109.9 million in incremental tax benefit related to share-based compensation, $47.2 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, $5.0 million in proceeds from issuance of debt related to an outstanding line of credit held by Helix, and $5.9 million in proceeds from early exercises of equity awards from a subsidiary. Contributions from noncontrolling interest owners were $80.0 million.

Net cash used in financing activities totaled $165.6 million for the first three quarters of 2015. We used $95.2 million to pay taxes related to net share settlement of equity awards and $72.3 million to repurchase our common stock. We used $216.2 million to repay financing obligations. We received $121.7 million in incremental tax benefit related to share-based compensation and $65.7 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan. Contributions from noncontrolling interest owners were $32.1 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2016, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters of 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the nine months ended October 2, 2016, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

During Q3 2016, we continued to monitor and evaluate the operating effectiveness of key controls related to process enhancements arising out of our enterprise resource planning system implementation in 2015.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended October 2, 2016.

Purchases of Equity Securities by the Issuer

On July 28, 2016, the Company’s Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $250.0 million of outstanding common stock. The following table summarizes shares repurchased pursuant to these programs during the three months ended October 2, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 4, 2016 - July 31, 2016	29,384	164.18	29,384	$245,175,663
August 1, 2016 - August 28, 2016	50,058	$164.78	50,058	$236,926,941
August 29, 2016 - October 2, 2016	—	$—	—	$236,926,941
Total	79,442	$164.56	79,442	$236,926,941
___________
(1) All shares purchased during the three months ended October 2, 2016, were made in open-market transactions.

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

ILLUMINA, INC. (registrant)

Date:	November 7, 2016	/s/ MARC A. STAPLEY
Marc A. Stapley Executive Vice President, Chief Administrative Officer and Chief Financial Officer