Form 10-Q
period 2017-04-02
ILLUMINA INC
filed 2017-05-05
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 2, 2017

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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑

As of April 21, 2017, there were 146 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 2, 2017	January 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$981	$735
Short-term investments	797	824
Accounts receivable, net	368	381
Inventory	299	300
Prepaid expenses and other current assets	72	78
Total current assets	2,517	2,318
Property and equipment, net	734	713
Goodwill	771	776
Intangible assets, net	207	243
Deferred tax assets	83	123
Other assets	286	108
Total assets	$4,598	$4,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142	$138
Accrued liabilities	386	343
Build-to-suit lease liability	192	223
Long-term debt, current portion	1	1
Total current liabilities	721	705
Long-term debt	1,055	1,048
Other long-term liabilities	212	214
Redeemable noncontrolling interests	59	44
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,798	2,733
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	1,897	1,485
Treasury stock, at cost	(2,145)	(2,022)
Total Illumina stockholders’ equity	2,551	2,197
Noncontrolling interests	—	73
Total stockholders’ equity	2,551	2,270
Total liabilities and stockholders’ equity	$4,598	$4,281
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	April 2, 2017	April 3, 2016
Revenue:
Product revenue	$491	$483
Service and other revenue	107	89
Total revenue	598	572
Cost of revenue:
Cost of product revenue	166	125
Cost of service and other revenue	53	39
Amortization of acquired intangible assets	11	11
Total cost of revenue	230	175
Gross profit	368	397
Operating expense:
Research and development	145	124
Selling, general and administrative	163	150
Legal contingencies	8	2
Total operating expense	316	276
Income from operations	52	121
Other income (expense):
Interest income	4	1
Interest expense	(8)	(8)
Other income, net	455	2
Total other income (expense), net	451	(5)
Income before income taxes	503	116
Provision for income taxes	155	28
Consolidated net income	348	88
Add: Net loss attributable to noncontrolling interests	19	2
Net income attributable to Illumina stockholders	$367	$90
Net income attributable to Illumina stockholders for earnings per share	$366	$90
Earnings per share attributable to Illumina stockholders:
Basic	$2.50	$0.61
Diluted	$2.48	$0.60
Shares used in computing earnings per common share:
Basic	146	147
Diluted	147	148
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	April 2, 2017	April 3, 2016
Consolidated net income	$348	$88
Unrealized gain on available-for-sale securities, net of deferred tax	—	2
Total consolidated comprehensive income	348	90
Add: Comprehensive loss attributable to noncontrolling interests	19	2
Comprehensive income attributable to Illumina stockholders	$367	$92
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Income	Earnings	Stock	Interests	Equity
Balance as of January 1, 2017	2	2,733	(1)	1,485	(2,022)	73	2,270
Net income (loss)	—	—	—	367	—	(7)	360
Issuance of common stock, net of repurchases	—	23	—	—	(123)	—	(100)
Share-based compensation	—	50	—	—	—	—	50
Adjustment to the carrying value of redeemable noncontrolling interests	—	(12)	—	—	—	—	(12)
Vesting of redeemable equity awards	—	(10)	—	—	—	—	(10)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	3	—	45	—	—	48
Deconsolidation of GRAIL	—	11	—	—	—	(66)	(55)
Balance as of April 2, 2017	$2	$2,798	$(1)	$1,897	$(2,145)	$—	$2,551

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Consolidated net income	$348	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of GRAIL	(453)	—
Depreciation expense	26	21
Amortization of intangible assets	12	12
Share-based compensation expense	50	35
Accretion of debt discount	7	8
Deferred income taxes	86	(6)
Impairment of intangible assets	23	—
Other	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable	16	(13)
Inventory	1	(17)
Prepaid expenses and other current assets	2	(3)
Other assets	(1)	(2)
Accounts payable	(3)	3
Accrued liabilities	52	(30)
Other long-term liabilities	4	4
Net cash provided by operating activities	168	99
Cash flows from investing activities:
Purchases of available-for-sale securities	(61)	(85)
Sales of available-for-sale securities	40	39
Maturities of available-for-sale securities	48	76
Net cash paid for acquisitions	—	(18)
Proceeds from sale of GRAIL securities	278	—
Deconsolidation of GRAIL cash	(52)	—
Net purchases of strategic investments	(7)	(3)
Purchases of property and equipment	(83)	(53)
Net cash provided by (used in) investing activities	163	(44)
Cash flows from financing activities:
Payments on financing obligations	(1)	(76)
Payments on acquisition related contingent consideration liability	—	(29)
Common stock repurchases	(101)	—
Taxes paid related to net share settlement of equity awards	(22)	(69)
Proceeds from issuance of common stock	22	23
Contributions from noncontrolling interest owners	16	80
Net cash used in financing activities	(86)	(71)
Effect of exchange rate changes on cash and cash equivalents	1	2
Net increase (decrease) in cash and cash equivalents	246	(14)
Cash and cash equivalents at beginning of period	735	769
Cash and cash equivalents at end of period	$981	$755

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

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017, from which the balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities (VIEs) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Effective February 28, 2017, Illumina deconsolidated GRAIL, Inc.’s financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

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

The equity method is used to account for investments in which the Company has the ability to exercise significant influence, but not control, over the investee. Such investments are recorded within other assets, and the share of net income or losses of equity investments is recognized on a one quarter lag in other income, net.

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

Segment Information

The Company is organized into three operating segments for purposes of evaluating its business operations and reviewing its financial results. One segment consists of Illumina’s core operations (Core Illumina). The other two segments relate to the activities of the Company’s consolidated variable interest entities (Consolidated VIEs), GRAIL and Helix, and are reported on an aggregate basis. Following the GRAIL deconsolidation on February 28, 2017, the Consolidated VIEs no longer include GRAIL. For further information on the Company’s segments, refer to note “9. Segment Information”.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended April 2, 2017 and April 3, 2016 were both 13 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three months ended April 2, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which aims to simplify the accounting for share-based payment transactions, including accounting for income taxes, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either liabilities or equity. This ASU is effective for the Company beginning in the first quarter of 2017.

Under the ASU, excess tax benefits from share-based payment arrangements are classified as discrete items within the provision for income taxes, rather than recognizing excess tax benefits in additional paid-in capital. As of April 2, 2017, the Company recorded $45 million, net, to retained earnings primarily related to unrealized tax benefits associated with share-based compensation. During the three months ended April 2, 2017, excess tax benefits of $8 million were reflected as a component of the provision for income taxes.

In addition, under the ASU, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than cash flow from financing activities. The Company has elected to apply the cash flow classification guidance retrospectively and reclassified $59 million from financing activity to operating activity for the three months ended April 3, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal vs. agent considerations.

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

In January 2016, the Financial Accounting Standards Board issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), which requires equity investments (other than those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. ASU 2016-01 will be effective for the Company beginning in the first quarter of 2018. The Company anticipates that the adoption of ASU 2016-01 may increase the volatility of other income and expense, net, as a result of the remeasurement of the Company’s cost-method investments.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. The ASU is effective for the Company beginning in the first quarter of 2020, with early adoption permitted.  The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Per-share earnings of our VIEs are included in the Company’s consolidated basic and diluted earnings per share computations based on the Company’s share of the VIEs’ securities.

Potentially dilutive common shares consist of shares issuable under convertible senior notes, equity awards, and warrants. Convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards and warrants are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and warrants, and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Weighted average shares outstanding	146	147
Effect of potentially dilutive common shares from:
Equity awards	1	1
Weighted average shares used in calculating diluted earnings per share	147	148
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1	1

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in millions):

	April 2, 2017			January 1, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$31	$—	$31	$34	$—	$34
Corporate debt securities	464	(1)	463	478	(2)	476
U.S. Treasury securities	304	(1)	303	316	(2)	314
Total available-for-sale securities	$799	$(2)	$797	$828	$(4)	$824

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of April 2, 2017 were as follows (in millions):

Estimated Fair Value
Due within one year	$383
After one but within five years	414
Total	$797

The Company has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

As of April 2, 2017 and January 1, 2017, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies included in other assets were $235 million and $57 million, respectively, included in other assets. Revenue recognized from transactions with such companies was $23 million and $13 million, respectively, for the three months ended April 2, 2017 and April 3, 2016.

The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment losses were recorded during the three months ended April 2, 2017 or April 3, 2016.

The Company invests in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable over ten years. The Company’s investment in the Fund is accounted for as an equity method investment. The carrying amounts included in other assets were $11 million and $10 million as of April 2, 2017 and January 1, 2017, respectively.

Inventory

Inventory consists of the following (in millions):

	April 2, 2017	January 1, 2017
Raw materials	$101	$102
Work in process	162	161
Finished goods	36	37
Total inventory	$299	$300

Property and Equipment

Property and equipment, net consists of the following (in millions):

	April 2, 2017	January 1, 2017
Leasehold improvements	$273	$270
Machinery and equipment	278	274
Computer hardware and software	168	156
Furniture and fixtures	26	24
Building	9	9
Construction in progress	326	307
Total property and equipment, gross	1,080	1,040
Accumulated depreciation	(346)	(327)
Total property and equipment, net	$734	$713

Property and equipment, net included accrued expenditures of $60 million and $26 million for the three months ended April 2, 2017 and April 3, 2016, respectively, which were excluded from the condensed consolidated statements of cash flows. For the three months ended April 2, 2017 and April 3, 2016, accrued expenditures includes $27 million and $10 million, respectively, in construction in progress recorded under build-to-suit lease accounting.

Intangible Assets and Goodwill

Changes to the Company’s goodwill balance during the three months ended April 2, 2017 are as follows (in millions):

Goodwill
Balance as of January 1, 2017	$776
GRAIL deconsolidation	(5)
Balance as of April 2, 2017	$771

The Company regularly performs reviews to determine if any event has occurred that may indicate its identifiable intangible assets are potentially impaired.  During the three months ended April 2, 2017, the Company performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Additionally, the Company recorded a $5 million impairment charge of in-process research and development as it was determined the project had no future alternative use.

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. The Company enters into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other assets or other liabilities and are not designated as hedging instruments. Changes in the value of the derivative are recognized in other income, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of April 2, 2017, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of April 2, 2017 and January 1, 2017, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $92 million and $69 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	April 2, 2017	January 1, 2017
Deferred revenue, current portion	$122	$121
Accrued compensation expenses	99	112
Accrued taxes payable	77	32
Customer deposits	31	20
Other	57	58
Total accrued liabilities	$386	$343

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

Changes in the Company’s reserve for product warranties during the three months ended April 2, 2017 and April 3, 2016 are as follows (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Balance at beginning of period	$13	$17
Additions charged to cost of product revenue	4	7
Repairs and replacements	(5)	(8)
Balance at end of period	$12	$16

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three months ended April 2, 2017 and April 3, 2016 are as follows (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Balance at beginning of period	$19	$22
Cash payments	(1)	(1)
Balance at end of period	$18	$21

On February 22, 2017, the Company entered into a lease agreement for a building under construction in Madison, Wisconsin. Minimum lease payments during the initial 15-year term are estimated to be $46 million.

The Company evaluates whether it is the accounting owner of leased assets during the construction period when the Company is involved in the construction of leased assets. Including the Madison lease noted above, the Company is considered the owner of three construction projects for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. As of April 2, 2017 and January 1, 2017, the Company has recorded $192 million and $223 million, respectively, in project construction costs paid or reimbursed by the landlord as construction in progress and a corresponding build-to-suit lease liability. During the three months ended April 2, 2017, the Company deconsolidated GRAIL, as further described below, and removed $58 million of construction in progress and the corresponding build-to-suit lease liability.

Investments in Consolidated Variable Interest Entities

GRAIL, Inc.

In January 2016, the Company obtained a majority equity ownership interest in GRAIL, a company formed with unrelated third party investors to develop a blood test for early-stage cancer detection. The Company determined that GRAIL was a variable interest entity as the entity lacked sufficient equity to finance its activities without additional support. Additionally, the Company determined that it had (a) control of GRAIL’s board of directors, which had unilateral power over the activities that most significantly impacted the economic performance of GRAIL and (b) the obligation to absorb losses of and the right to receive benefits from GRAIL that were potentially significant to GRAIL. As a result, the Company was deemed to be the primary beneficiary of GRAIL and was required to consolidate GRAIL.

In January 2016, GRAIL completed its Series A convertible preferred stock financing, raising $120 million, of which the Company invested $40 million. Additionally, the Company and GRAIL executed a long-term supply agreement in which the Company contributed certain perpetual licenses, employees, and discounted supply terms in exchange for 113 million shares of GRAIL’s Class B common stock. Such contributions were recorded at their historical basis as they remained within the control of the Company. The $80 million received by GRAIL from unrelated third party investors upon issuance of its Series A convertible preferred stock was classified as noncontrolling interests in stockholders’ equity on the Company’s condensed consolidated balance sheet.

In June 2016, GRAIL authorized for issuance 98 million shares of Series A-1 convertible preferred stock, all of which were issued to Illumina in exchange for 98 million shares of Illumina’s Class B common stock. As a result of the exchange, Illumina recorded a $10 million deemed dividend net of tax of $10 million through equity, which was eliminated in consolidation.

Deconsolidation of GRAIL, Inc.

On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing, raising over $900 million, in which the Company did not participate. Concurrent with the financing, GRAIL repurchased 35 million shares of its Series A preferred stock and approximately 34 million shares of its Series A-1 preferred stock held by the Company for an aggregate purchase price of $278 million. At this time, the Company ceased to have a controlling financial interest in GRAIL and the Company’s equity ownership was reduced from 52% to 19%. Additionally, the Company’s voting interest was reduced to 13%, and the Company no longer has representation on GRAIL’s board of directors. As a result, the Company deconsolidated GRAIL’s financial statements effective February 28, 2017. In connection with the financing, the Company entered into an agreement with GRAIL that (i) requires the Company to purchase Series B preferred shares sufficient to retain a 19% ownership interest as of April 30, 2017, and (ii) provides the Company the right to purchase additional GRAIL Series B preferred shares, should the Company’s ownership interest in GRAIL fall below 19% after April 30, 2017. As of April 30, 2017, the Company’s purchase obligation is $14 million.

The operations of GRAIL from January 2, 2017 up to the date of deconsolidation are included in the accompanying condensed consolidated statements of income for the three months ended April 2, 2017. During this period, the Company absorbed approximately 50% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock.

For the three months ended April 2, 2017, the Company recorded a pretax gain of $453 million included in other income and expense, net, of which $159 million relates to the remeasurement of the Company’s retained equity interest to its fair value. The pretax gain on deconsolidation includes (i) the consideration received from GRAIL for its repurchase of a portion of the Company’s ownership interest, (ii) the derecognition of the carrying amounts of GRAIL’s assets and liabilities, (iii) the derecognition of the noncontrolling interest related to GRAIL and (iv) the recording of the Company’s remaining interest in GRAIL at fair value. This fair value measurement of the Company’s remaining interest was derived using the market approach. Significant estimates and assumptions required for this valuation included, but were not limited to, various Black-Scholes option-pricing model assumptions as of the date of deconsolidation and estimated discounts for lack of marketability related to the equity securities. These unobservable inputs, which represent a Level 3 measurement, are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The Company’s retained investment in GRAIL is accounted for under the cost method. As of April 2, 2017, the Company has recorded $171 million in other assets related to this investment. As of April 2, 2017, the Company holds 5 million Series A preferred shares and approximately 78 million Class A common shares of GRAIL, or approximately 19% of GRAIL’s outstanding stock.

In connection with the deconsolidation of GRAIL, the parties amended their long-term supply agreement (the Supply Agreement), including the discounted supply terms. The repurchase and supply arrangements, which were entered into concurrently, contain various elements and, as such, are deemed to be an arrangement with multiple deliverables as defined under the respective authoritative accounting guidance. The Company determined that each of the elements, which include the purchase obligation, the purchase right and services to be provided in accordance with the long-term supply agreement, were at, or approximated, fair value on a standalone basis, and therefore, there was no discount to allocate among the deliverables. As such, none of the deconsolidation gain was allocated to these elements.

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

As the contingent redemption is outside of the control of Illumina, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the accompanying condensed consolidated balance sheets. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of April 2, 2017, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

The assets and liabilities of Helix are not significant to the Company’s financial position as of April 2, 2017. Helix has an immaterial impact on the Company’s condensed consolidated statements of income and cash flows for the three months ended April 2, 2017.

As of April 2, 2017, the accompanying condensed consolidated balance sheet includes $5 million of cash and cash equivalents attributable to Helix that will be used to settle their respective obligations and will not be available to settle obligations of the Company.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the three months ended April 2, 2017 is as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of January 1, 2017	$44
Amount released from escrow	16
Vesting of redeemable equity awards	10
Net loss attributable to noncontrolling interests	(12)
Adjustment up to the redemption value	12
Deconsolidation of GRAIL	(11)
Balance as of April 2, 2017	$59

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 2, 2017 and January 1, 2017 (in millions):

	April 2, 2017				January 1, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$689	$—	$—	$689	$386	$—	$—	$386
Debt securities in government-sponsored entities	—	31	—	31	—	34	—	34
Corporate debt securities	—	463	—	463	—	476	—	476
U.S. Treasury securities	303	—	—	303	314	—	—	314
Deferred compensation plan assets	—	32	—	32	—	31	—	31
Total assets measured at fair value	$992	$526	$—	$1,518	$700	$541	$—	$1,241
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$3	$3	$—	$—	$4	$4
Deferred compensation liability	—	30	—	30	—	29	—	29
Total liabilities measured at fair value	$—	$30	$3	$33	$—	$29	$4	$33

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

4. Debt

Convertible Senior Notes

As of April 2, 2017, the Company had outstanding $633 million in principal amount of 0% convertible senior notes due June 15, 2019 (2019 Notes) and $517 million in principal amount of 0.5% convertible senior notes due June 15, 2021 (2021 Notes).

0% Convertible Senior Notes due 2019 and 0.5% Convertible Senior Notes due 2021

In June 2014, the Company issued $633 million aggregate principal amount of 2019 Notes and $517 million aggregate principal amount of 2021 Notes. The Company used the net proceeds plus cash on hand to repurchase a portion of the outstanding 2016 Notes in privately negotiated transactions concurrently with the issuance of the 2019 and 2021 Notes. The 2019 and 2021 Notes’ mature on June 15, 2019 and June 15, 2021, respectively, and the implied estimated effective rates of the liability components of the Notes were 2.9% and 3.5%, respectively, assuming no conversion.

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

Neither the 2019 nor the 2021 Notes were convertible as of April 2, 2017, and had no dilutive impact during the three months ended April 2, 2017. If the 2019 and 2021 Notes were converted as of April 2, 2017, the if-converted value would not exceed the principal amount.

0.25% Convertible Senior Notes due 2016

In 2011, the Company issued $920 million aggregate principal amount of 0.25% convertible senior notes due 2016 (2016 Notes) with a maturity date of March 15, 2016. The effective rate of the liability component was estimated to be 4.5%. Based upon meeting the stock trading price conversion requirement during the three months ended March 30, 2014, the 2016 Notes became convertible on April 1, 2014 through, and including, March 11, 2016. All notes were converted by March 11, 2016.

Summary of Convertible Senior Notes

The following table summarizes information about the equity and liability components of all convertible senior notes outstanding as of the period reported (dollars in millions). The fair values of the respective notes outstanding were measured based on quoted market prices, and is a Level 2 measurement.

	April 2, 2017	January 1, 2017
Principal amount of convertible notes outstanding	$1,150	$1,150
Unamortized discount of liability component	(98)	(105)
Net carrying amount of liability component in long-term debt	$1,052	$1,045
Carrying value of equity component, net of debt issuance cost	$161	$161
Fair value of outstanding notes	$1,178	$1,108
Weighted-average remaining amortization period of discount on the liability component	3.4 years	3.6 years

Other

As of April 2, 2017 and January 1, 2017, the accompanying condensed consolidated balance sheets include $1 million and $3 million in current and long-term debt, respectively, related to an outstanding line of credit held by Helix in each of the respective periods.

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Cost of product revenue	$3	$2
Research and development	14	11
Selling, general and administrative	33	22
Share-based compensation expense before taxes	50	35
Related income tax benefits	(11)	(8)
Share-based compensation expense, net of taxes	$39	$27

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the three months ended April 2, 2017 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.65% - 0.83%
Expected volatility	44%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$46.67

As of April 2, 2017, approximately $316 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.6 years.

6. Stockholders’ Equity

As of April 2, 2017, approximately 6.2 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan.

Restricted Stock

The Company’s restricted stock activity and related information for the three months ended April 2, 2017 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at January 1, 2017	32	2,293	460	$136.30	$141.80	$158.66
Awarded	—	45	23	$—	$153.64	$139.83
Vested	—	(127)	—	$—	$95.06	$—
Cancelled	—	(66)	(33)	$—	$146.83	$185.43
Outstanding at April 2, 2017	32	2,145	450	$136.30	$144.69	$155.72
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the three months ended April 2, 2017 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,045	$48.56
Exercised	(107)	$43.65
Outstanding at April 2, 2017	938	$49.13

At April 2, 2017, outstanding options to purchase 0.9 million shares were exercisable with a weighted-average exercise price per share of $49.13.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the three months ended April 2, 2017, approximately 0.1 million shares were issued under the ESPP. As of April 2, 2017, there were approximately 14.1 million shares available for issuance under the ESPP.

Share Repurchases

On July 28, 2016, the Company’s Board of Directors authorized a share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $250 million of outstanding common stock. During the three months ended April 2, 2017, the Company repurchased 0.6 million shares for $101 million, completing the share repurchase program. On May 4, 2017, the Company’s Board of Directors authorized an additional share repurchase program to repurchase $250 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended April 2, 2017 was 30.8%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL.

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

9. Segment Information

The Company has two reportable segments: Core Illumina and one segment related to the combined activities of the Company’s consolidated VIEs, GRAIL and Helix (Consolidated VIEs). Following the GRAIL deconsolidation on February 28, 2017, the Company’s Consolidated VIEs no longer include GRAIL. The Company reports segment information based on the management approach. This approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenues and income (losses) from operations. Based on the information used by the CODM, the Company has determined its reportable segments as follows:

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all operations of the Company, excluding the results of its consolidated VIEs.

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

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Revenues:
Core Illumina	$598	$572
Consolidated VIEs	1	—
Elimination of intersegment revenues	(1)	—
Consolidated revenues	$598	$572

Operating income (loss):
Core Illumina	$84	$130
Consolidated VIEs	(34)	(9)
Elimination of intersegment earnings	2	—
Consolidated operating income	$52	$121

The following table presents the total assets of each reportable segment (in millions):

	April 2, 2017	January 1, 2017
Total assets:
Core Illumina	$4,579	$4,167
Consolidated VIEs	29	180
Elimination of intersegment assets	(10)	(66)
Consolidated total assets	$4,598	$4,281

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

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. Operating results are not necessarily indicative of results that may occur in future periods.

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

About Illumina

Our Company is organized into three operating segments for purposes of evaluating our business operations and reviewing our financial results. One segment consists of Illumina’s core operations (Core Illumina). The other two segments relate to the activities of our consolidated variable interest entities (Consolidated VIEs), GRAIL and Helix, and are reported on an aggregate basis. Following the GRAIL deconsolidation on February 28, 2017, our Consolidated VIEs no longer include GRAIL. For information on GRAIL and Helix, refer to notes 2 and 9 of the Notes to the Condensed Consolidated Financial Statements provided in this Quarterly Report on Form 10-Q.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

Arrays

As a complement to next-generation sequencing, we believe arrays offer a less expensive, faster, and highly accurate technology for use when genetic content is already known.  The information content of arrays is fixed and reproducible, providing a repeatable, standardized technology to read out subsets of nucleotide bases within the overall genome.  We believe that our customers, particularly in research, will migrate certain array studies to sequencing.  However, we expect that demand from customers in applied markets who require high-throughput, cost-effective screening solutions will provide growth.  Demand in the array market has trended toward more focused arrays that can be used on larger numbers of samples, resulting in a lower selling price per sample.

Financial Overview

Consolidated financial highlights for the first quarter of 2017 include the following:

•
Net revenue increased 5% during Q1 2017 to $598 million compared to $572 million in Q1 2016 due to the growth in sales of our sequencing consumables and genotyping services, partially offset by lower shipments of our HiSeq platforms. We expect our revenue to continue to increase in 2017.

•
Gross profit as a percentage of revenue (gross margin) was 61.5% in Q1 2017 compared to 69.4% in Q1 2016. The gross margin decrease was driven by a variety of factors, including impairment of an acquired intangible asset, the effect of the product transition given the NovaSeq introduction, higher array services revenue, and product mix within sequencing consumables. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; excess and obsolete inventories; royalties; our cost structure for manufacturing operations; and product support obligations.

•
Income from operations as a percentage of revenue decreased to 8.7% in Q1 2017 compared to 21.2% in Q1 2016 primarily due to lower gross margins and the increase in research and development and selling, general and administrative expenses as a percentage of revenue. We expect research and development and selling, general and administrative expenses to continue to grow.

•
Our effective tax rate was 30.8% in Q1 2017, compared to 24.5% in Q1 2016. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $1.8 billion as of April 2, 2017, of which approximately $679 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q1 2017	Q1 2016
Revenue:
Product revenue	82.1%	84.4%
Service and other revenue	17.9	15.6
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	27.8	21.9
Cost of service and other revenue	8.9	6.8
Amortization of acquired intangible assets	1.8	1.9
Total cost of revenue	38.5	30.6
Gross profit	61.5	69.4
Operating expense:
Research and development	24.2	21.7
Selling, general and administrative	27.3	26.2
Legal contingencies	1.3	0.3

Total operating expense	52.8	48.2
Income from operations	8.7	21.2
Other income (expense):
Interest income	0.7	0.2
Interest expense	(1.3)	(1.5)
Other income, net	76.0	0.3
Total other income (expense), net	75.4	(1.0)
Income before income taxes	84.1	20.2
Provision for income taxes	25.9	4.9
Consolidated net income	58.2	15.3
Add: Net loss attributable to noncontrolling interests	3.2	0.4
Net income attributable to Illumina stockholders	61.4%	15.7%

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three month periods ended April 2, 2017 and April 3, 2016 were both 13 weeks.
Revenue

(Dollars in thousands)	Q1 2017	Q1 2016	Change	% Change
Product revenue	$491	$483	$8	2%
Service and other revenue	107	89	18	20
Total revenue	$598	$572	$26	5%

Product revenue consists primarily of revenue from sales of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

QTD 2017 vs. QTD 2016

Revenue increased $26 million, or 5%, to $598 million in Q1 2017 compared to $572 million in Q1 2016.

Consumables revenue increased $26 million, or 7%, to $387 million in Q1 2017 compared to $361 million in Q1 2016, driven by growth in the sequencing instrument installed base.

Instrument revenue decreased $18 million, or 15%, to $100 million in Q1 2017 compared to $118 million in Q1 2016, primarily due to lower shipments of our HiSeq instruments, partially offset by shipments of our NovaSeq instruments introduced during Q1 2017.

Service and other revenue increased $18 million, or 20%, to $107 million in Q1 2017 compared to $89 million in Q1 2016, driven by revenue from genotyping services and instrument service contracts associated with a larger sequencing installed base.

Gross Margin

(Dollars in thousands)	Q1 2017	Q1 2016	Change	% Change
Gross profit	$368	$397	$(29)	(7)%
Gross margin	61.5%	69.4%

QTD 2017 vs. QTD 2016

Gross margin decreased to 61.5% in Q1 2017 from 69.4% in Q1 2016. The gross margin decrease was driven by a variety of factors, including an $18 million impairment of an acquired intangible asset, the effect of the product transition given the NovaSeq introduction, higher array services revenue, and product mix within sequencing consumables.

Operating Expense

(Dollars in thousands)	Q1 2017	Q1 2016	Change	% Change
Research and development	$145	$124	$21	17%
Selling, general and administrative	163	150	13	9
Legal contingencies	8	2	6	300
Total operating expense	$316	$276	$40	14%

QTD 2017 vs. QTD 2016

Research and development (R&D) expense increased by $21 million, or 17%, in Q1 2017 from Q1 2016. Core Illumina R&D expense increased by $14 million, or 12%, in Q1 2017 from Q1 2016 primarily due to increased headcount as we continue to invest in the development of new products as well as enhancements to existing products. R&D expense of our Consolidated VIEs increased $7 million due to the growth in their operations.

Selling, general and administrative (SG&A) expense increased by $13 million, or 9%, in Q1 2017 from Q1 2016. Core Illumina SG&A expense was relatively flat due to increased investment in headcount and facilities being offset by decreased outside services and legal expenses. SG&A expense of our Consolidated VIEs increased $16 million due to performance based compensation related to the GRAIL Series B financing and increased headcount and marketing expenses related to Helix.

Legal contingencies in Q1 2017 and Q1 2016 represent charges related to patent litigation.

Other Income (Expense), Net

(Dollars in thousands)	Q1 2017	Q1 2016	Change	% Change
Interest income	$4	$1	$3	300%
Interest expense	(8)	(8)	—	—
Other income, net	455	2	453	22,650
Total other income (expense), net	$451	$(5)	$456	(9,120)%

Other income (expense), net primarily relate to Core Illumina for all periods presented.

QTD 2017 vs. QTD 2016

Other income, net in Q1 2017 primarily consists of a $453 million gain recorded on the deconsolidation of GRAIL. Other income, net in Q1 2016 primarily consisted of net foreign exchange gains and losses.

Interest income increased in Q1 2017 compared to Q1 2016 as a result of higher yields on our investments and higher savings and money market balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes.

Provision for Income Taxes

(Dollars in thousands)	Q1 2017	Q1 2016	Change	% Change
Income before income taxes	$503	$116	$387	334%
Provision for income taxes	155	28	127	454
Consolidated net income	$348	$88	$260	295%
Effective tax rate	30.8%	24.5%

QTD 2017 vs. QTD 2016

Our effective tax rate was 30.8% for Q1 2017 compared to 24.5% in Q1 2016. The variance from the U.S. federal statutory tax rate of 35% in Q1 2017 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL. The variance from the U.S. federal statutory tax rate of 35% in Q1 2016 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

Liquidity and Capital Resources

At April 2, 2017, we had approximately $981 million in cash and cash equivalents, of which approximately $362 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $246 million from January 1, 2017, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of April 2, 2017, we had $797 million in short-term investments. Short-term investments held by our foreign subsidiaries as of April 2, 2017 were approximately $317 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

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

Our convertible senior notes due 2019 and 2021 were not convertible as of April 2, 2017.

During Q1 2017, we used $101 million to repurchase our outstanding shares, completing the stock repurchase program authorized by our Board of Directors. On May 4, 2017, the Board of Directors authorized an additional share repurchase program to repurchase $250 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Certain noncontrolling Helix investors may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of April 2, 2017 was $59 million.

We have $89 million remaining in our capital commitment to the venture capital investment fund as of April 2, 2017.

On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing and repurchased a portion of our interest for $278 million, reducing our ownership interest to 19%. As discussed in note 2 of the Notes to the Condensed Consolidated Financial Statements, our purchase obligation of GRAIL’s Series B preferred shares is $14 million.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In thousands)	Q1 2017	Q1 2016
Net cash provided by operating activities	$168	$99
Net cash provided by (used in) investing activities	163	(44)
Net cash used in financing activities	(86)	(71)
Effect of exchange rate changes on cash and cash equivalents	1	2
Net increase (decrease) in cash and cash equivalents	$246	$(14)

Operating Activities

Net cash provided by operating activities in Q1 2017 consisted of net income of $348 million less net adjustments of $251 million partially offset by net changes in operating assets and liabilities of $71 million. The primary non-cash adjustments to net income included the gain on deconsolidation of GRAIL of $453 million, depreciation and amortization expenses of $38 million, share-based compensation of $50 million, deferred income tax of $86 million, impairment of intangible assets of $23 million, and accretion of debt discount of $7 million. Cash flow impact from changes in net operating assets and liabilities were driven by an increase in accrued liabilities and a decrease in accounts receivable.

Net cash provided by operating activities in Q1 2016 consisted of net income of $88 million plus net adjustments of $69 million partially offset by net changes in operating assets and liabilities of $58 million. The primary non-cash expenses added back to net income included share-based compensation of $35 million, depreciation and amortization expenses of $33 million, and accretion of debt discount of $8 million. These non-cash add-backs were partially offset by deferred income taxes of $6 million. Cash flow impact from changes in net operating assets included increases in accounts receivable, inventory, and prepaid expenses, and a decrease in accrued liabilities, partially offset by increases in accounts payable and other long term liabilities.

Investing Activities

Net cash provided by investing activities totaled $163 million for Q1 2017. We received $278 million from the sale of a portion of our ownership interest in GRAIL. In connection with the sale, we removed $52 million in cash from our condensed consolidated balance sheet as a result of the deconsolidation. We purchased $61 million of available-for-sale securities and $88 million of our available-for-sale securities matured or were sold during the period. We also invested $83 million in capital expenditures primarily associated with our investment in facilities.

Net cash used in investing activities totaled $44 million for Q1 2016. We purchased $85 million of available-for-sale securities and $115 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $18 million for acquisitions and invested $53 million in capital expenditures primarily associated with facilities and the purchase of manufacturing, research and development equipment.

Financing Activities

Net cash used in financing activities totaled $86 million for Q1 2017. We used $101 million to repurchase our common stock and $22 million to pay taxes related to net share settlement of equity awards. We received $22 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $16 million.

Net cash used in financing activities totaled $71 million for Q1 2016. We used $69 million to pay taxes related to net share settlement of equity awards and $29 million to pay acquisition related contingent consideration. We used $76 million to repay financing obligations. We received $23 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan. Contributions from noncontrolling interest owners were $80 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2017, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) as described in note 2 of the Notes to the Condensed Consolidated Financial Statements provided in this Quarterly Report of Form 10-Q, there were no material changes to our critical accounting policies and estimates during Q1 2017.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-

looking statements. Among the important factors that could cause actual results to differ materially from those in any forward-looking statements include the following:

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

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the three months ended April 2, 2017, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

During Q1 2017, we continued to monitor and evaluate the operating effectiveness of key controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended April 2, 2017.

Purchases of Equity Securities by the Issuer

The following table summarizes shares repurchased pursuant to our share repurchase program during the three months ended April 2, 2017 (in thousands except for price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 2, 2017 - January 29, 2017	—	—	—	$100,681
January 30, 2017 - February 26, 2017	621	$162.01	621	$—
February 27, 2017 - April 2, 2017	—	—	—	$—
Total	621	$162.01	621	$—
___________
(1) All shares purchased during the three months ended April 2, 2017, were made in open-market transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	May 5, 2017	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer