Form 10-Q
period 2017-07-02
ILLUMINA INC
filed 2017-08-03
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 2, 2017

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

As of July 28, 2017, there were 146 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	July 2, 2017	January 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,219	$735
Short-term investments	674	824
Accounts receivable, net	372	381
Inventory	309	300
Prepaid expenses and other current assets	69	78
Total current assets	2,643	2,318
Property and equipment, net	837	713
Goodwill	771	776
Intangible assets, net	196	243
Deferred tax assets	103	123
Other assets	308	108
Total assets	$4,858	$4,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175	$138
Accrued liabilities	378	342
Build-to-suit lease liability	124	223
Long-term debt, current portion	5	2
Total current liabilities	682	705
Long-term debt	1,169	1,056
Other long-term liabilities	212	206
Redeemable noncontrolling interests	80	44
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,836	2,733
Accumulated other comprehensive loss	—	(1)
Retained earnings	2,025	1,485
Treasury stock, at cost	(2,148)	(2,022)
Total Illumina stockholders’ equity	2,715	2,197
Noncontrolling interests	—	73
Total stockholders’ equity	2,715	2,270
Total liabilities and stockholders’ equity	$4,858	$4,281
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue:
Product revenue	$543	$510	$1,034	$993
Service and other revenue	119	90	227	179
Total revenue	662	600	1,261	1,172
Cost of revenue:
Cost of product revenue	168	125	334	250
Cost of service and other revenue	50	40	104	80
Amortization of acquired intangible assets	10	11	21	21
Total cost of revenue	228	176	459	351
Gross profit	434	424	802	821
Operating expense:
Research and development	130	125	275	249
Selling, general and administrative	169	148	332	298
Legal contingencies	(8)	(11)	—	(9)
Total operating expense	291	262	607	538
Income from operations	143	162	195	283
Other income (expense):
Interest income	5	3	9	5
Interest expense	(8)	(8)	(16)	(16)
Other income, net	1	—	457	1
Total other (expense) income, net	(2)	(5)	450	(10)
Income before income taxes	141	157	645	273
Provision for income taxes	21	41	177	69
Consolidated net income	120	116	468	204
Add: Net loss attributable to noncontrolling interests	8	4	27	6
Net income attributable to Illumina stockholders	$128	$120	$495	$210
Net income attributable to Illumina stockholders for earnings per share	$128	$122	$494	$212
Earnings per share attributable to Illumina stockholders:
Basic	$0.87	$0.83	$3.38	$1.44
Diluted	$0.87	$0.82	$3.35	$1.43
Shares used in computing earnings per common share:
Basic	146	147	146	147
Diluted	147	148	147	148
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Consolidated net income	$120	$116	$468	$204
Unrealized gain on available-for-sale securities, net of deferred tax	1	1	1	2
Total consolidated comprehensive income	121	117	469	206
Add: Comprehensive loss attributable to noncontrolling interests	8	4	27	6
Comprehensive income attributable to Illumina stockholders	$129	$121	$496	$212
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Loss	Earnings	Stock	Interests	Equity
Balance as of January 1, 2017	$2	$2,733	$(1)	$1,485	$(2,022)	$73	$2,270
Net income (loss)	—	—	—	495	—	(7)	488
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	31	—	—	(126)	—	(95)
Share-based compensation	—	89	—	—	—	—	89
Adjustment to the carrying value of redeemable noncontrolling interests	—	(20)	—	—	—	—	(20)
Vesting of redeemable equity awards	—	(11)	—	—	—	—	(11)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	3	—	45	—	—	48
Deconsolidation of GRAIL	—	11	—	—	—	(66)	(55)
Balance as of July 2, 2017	$2	$2,836	$—	$2,025	$(2,148)	$—	$2,715

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Consolidated net income	$468	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of GRAIL	(453)	—
Depreciation expense	52	42
Amortization of intangible assets	24	25
Share-based compensation expense	89	67
Accretion of debt discount	15	15
Deferred income taxes	66	28
Impairment of intangible assets	23	—
Other	(5)	3
Changes in operating assets and liabilities:
Accounts receivable	14	13
Inventory	(9)	(41)
Prepaid expenses and other current assets	5	5
Other assets	(3)	(5)
Accounts payable	—	8
Accrued liabilities	41	(31)
Other long-term liabilities	19	8
Net cash provided by operating activities	346	341
Cash flows from investing activities:
Purchases of available-for-sale securities	(86)	(303)
Sales of available-for-sale securities	139	335
Maturities of available-for-sale securities	96	113
Net cash paid for acquisitions	—	(18)
Proceeds from sale of GRAIL securities	278	—
Deconsolidation of GRAIL cash	(52)	—
Net purchases of strategic investments	(25)	(6)
Purchases of property and equipment	(152)	(121)
Net cash provided by investing activities	198	—
Cash flows from financing activities:
Payments on financing obligations	(6)	(72)
Payments on acquisition related contingent consideration liability	(3)	(29)
Proceeds from issuance of debt	5	2
Common stock repurchases	(101)	(100)
Taxes paid related to net share settlement of equity awards	(24)	(73)
Proceeds from issuance of common stock	31	27
Proceeds from early exercise of equity awards from a subsidiary	—	5
Contributions from noncontrolling interest owners	36	80
Net cash used in financing activities	(62)	(160)
Effect of exchange rate changes on cash and cash equivalents	2	2
Net increase in cash and cash equivalents	484	183
Cash and cash equivalents at beginning of period	735	769
Cash and cash equivalents at end of period	$1,219	$952

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

The Company evaluates its ownership, contractual, and other interests in entities that are not wholly-owned by the Company to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and is therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. The Company continuously assesses whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the consolidation or deconsolidation, as the case may be, of such VIE. The Company has not provided financial or other support during the periods presented to its VIEs that it was not previously contractually required to provide.

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended July 2, 2017 and July 3, 2016 were both 13 and 26 weeks, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three and six months ended July 2, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which aims to simplify the accounting for share-based payment transactions, including accounting for income taxes, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either liabilities or equity. This ASU was effective for the Company beginning in the first quarter of 2017.

Under the ASU, excess tax benefits from share-based payment arrangements are classified as discrete items within the provision for income taxes, rather than recognizing excess tax benefits in additional paid-in capital. Upon adoption in Q1 2017, the Company recorded $45 million, net, to retained earnings, primarily related to unrealized tax benefits associated with share-based compensation. During the three and six months ended July 2, 2017, excess tax benefits of $13 million and $20 million, respectively, were reflected as a component of the provision for income taxes.

In addition, under the ASU, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than cash flow from financing activities. The Company has elected to apply the cash flow classification guidance retrospectively and reclassified $84 million from financing activity to operating activity for the six months ended July 3, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal vs. agent considerations.

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

The Company formed an implementation team in 2016 to oversee adoption of the new standards. While the team’s analysis to date suggests the impact of adoption will not have a material impact on the Company’s existing revenue accounting policies or financial statements, there are a number of steps in the team’s project plan that remain to be completed including: validating our technical evaluations through a review of a sample of contracts, completing our assessment of new revenue disclosures required by the new standards, and evaluating any changes to controls, business processes, and reporting to support the adoption of the new standards. The Company expects to adopt the new standards using the modified retrospective method with an adjustment to beginning retained earnings for the cumulative effect of the change.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Weighted average shares outstanding	146	147	146	147
Effect of potentially dilutive common shares from:
Equity awards	1	1	1	1
Weighted average shares used in calculating diluted earnings per share	147	148	147	148
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	—	1	—	1

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in millions):

	July 2, 2017			January 1, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$30	$—	$30	$34	$—	$34
Corporate debt securities	376	(1)	375	478	(2)	476
U.S. Treasury securities	270	(1)	269	316	(2)	314
Total available-for-sale securities	$676	$(2)	$674	$828	$(4)	$824

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of July 2, 2017 were as follows (in millions):

Estimated Fair Value
Due within one year	$346
After one but within five years	328
Total	$674

The Company has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

As of July 2, 2017 and January 1, 2017, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies included in other assets were $249 million and $57 million, respectively. Revenue recognized from transactions with such companies was $35 million and $58 million, respectively, for the three and six months ended July 2, 2017 and $17 million and $30 million, respectively, for the three and six months ended July 3, 2016.

The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment losses were recorded during the three and six months ended July 2, 2017 or July 3, 2016.

The Company invests in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable over ten years. The Company’s investment in the Fund is accounted for as an equity method investment. The carrying amounts included in other assets were $15 million and $10 million as of July 2, 2017 and January 1, 2017, respectively.

Inventory

Inventory consists of the following (in millions):

	July 2, 2017	January 1, 2017
Raw materials	$95	$102
Work in process	168	161
Finished goods	46	37
Total inventory	$309	$300

Property and Equipment

Property and equipment, net consists of the following (in millions):

	July 2, 2017	January 1, 2017
Leasehold improvements	$310	$270
Machinery and equipment	294	274
Computer hardware and software	178	156
Furniture and fixtures	26	24
Building	128	9
Construction in progress	272	307
Total property and equipment, gross	1,208	1,040
Accumulated depreciation	(371)	(327)
Total property and equipment, net	$837	$713

Property and equipment, net included accrued expenditures of $94 million and $106 million for the six months ended July 2, 2017 and July 3, 2016, respectively, which were excluded from the condensed consolidated statements of cash flows. For the six months ended July 2, 2017 and July 3, 2016, accrued expenditures included $60 million and $85 million, respectively, in construction in progress recorded under build-to-suit lease accounting.

Intangible Assets and Goodwill

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require the Company to estimate the fair value of the reporting unit annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment is required. The Company performed its annual assessment for goodwill impairment in the second quarter of 2017, noting no impairment.

Changes to the Company’s goodwill balance during the six months ended July 2, 2017 are as follows (in millions):

Goodwill
Balance as of January 1, 2017	$776
GRAIL deconsolidation	(5)
Balance as of July 2, 2017	$771

The Company regularly performs reviews to determine if any event has occurred that may indicate its identifiable intangible assets are potentially impaired.  During the six months ended July 2, 2017, the Company performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Also during the six months ended July 2, 2017, the Company recorded a $5 million impairment charge of in-process research and development as it was determined the project had no future alternative use.

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

As of July 2, 2017, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of July 2, 2017 and January 1, 2017, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $79 million and $69 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	July 2, 2017	January 1, 2017
Deferred revenue, current portion	$131	$121
Accrued compensation expenses	138	112
Accrued taxes payable	35	32
Customer deposits	23	20
Other	51	57
Total accrued liabilities	$378	$342

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

Changes in the Company’s reserve for product warranties during the three and six months ended July 2, 2017 and July 3, 2016 are as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Balance at beginning of period	$12	$16	$13	$17
Additions charged to cost of product revenue	7	6	11	13
Repairs and replacements	(5)	(6)	(10)	(14)
Balance at end of period	$14	$16	$14	$16

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and six months ended July 2, 2017 and July 3, 2016 are as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Balance at beginning of period	$18	$21	$19	$22
Accretion of interest expense	—	1	—	1
Cash payments	—	(1)	(1)	(2)
Balance at end of period	$18	$21	$18	$21

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

In June 2016, GRAIL authorized for issuance 98 million shares of Series A-1 convertible preferred stock, all of which were issued to Illumina in exchange for Illumina’s 98 million shares of GRAIL Class B common stock. As a result of the exchange, Illumina recorded a $10 million deemed dividend, net of tax of $10 million, through equity, which was eliminated in consolidation.

Deconsolidation of GRAIL, Inc.

On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing, raising over $900 million, in which the Company did not participate. Concurrent with the financing, GRAIL repurchased from the Company 35 million shares of its Series A preferred stock and approximately 34 million shares of its Series A-1 preferred stock for an aggregate purchase price of $278 million. At this time, the Company ceased to have a controlling financial interest in GRAIL and the Company’s equity ownership was reduced from 52% to 19%. Additionally, the Company’s voting interest was reduced to 13%, and the Company no longer has representation on GRAIL’s board of directors. As a result, the Company deconsolidated GRAIL’s financial statements effective February 28, 2017 and accounts for the remaining retained investment as a cost method investment. During the three months ended July 2, 2017, the Company purchased approximately 3 million Series B preferred shares for $14 million resulting in an ownership of approximately 17% of GRAIL’s outstanding stock and a 12% voting interest. As of July 2, 2017, the Company holds $185 million in other assets related to this investment, which consists of 5 million Series A preferred shares, and approximately 3 million Series B preferred shares and 78 million Class A common shares of GRAIL.

The operations of GRAIL from January 2, 2017 up to the date of deconsolidation are included in the accompanying condensed consolidated statements of income for the six months ended July 2, 2017. During this period, the Company absorbed approximately 50% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock.

On February 28, 2017, the Company recorded a pretax gain of $453 million included in other income, net, of which $159 million relates to the remeasurement of the Company’s retained equity interest to its fair value. The pretax gain on deconsolidation includes (i) the consideration received from GRAIL for its repurchase of a portion of the Company’s ownership interest, (ii) the derecognition of the carrying amounts of GRAIL’s assets and liabilities, (iii) the derecognition of the noncontrolling interest related to GRAIL, and (iv) the recording of the Company’s remaining interest in GRAIL at fair value. This fair value measurement of the Company’s remaining interest was derived using the market approach. Significant estimates and assumptions required for this valuation included, but were not limited to, various Black-Scholes option-pricing model assumptions as of the date of deconsolidation and estimated discounts for lack of marketability related to the equity securities. These unobservable inputs, which represent a Level 3 measurement, are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

In connection with the deconsolidation of GRAIL, the parties amended their long-term supply agreement, including the discounted supply terms. The repurchase and supply arrangements, which were entered into concurrently, contain various elements and, as such, are deemed to be an arrangement with multiple deliverables as defined under the respective authoritative accounting guidance. The Company determined that each of the elements, which include the purchase obligation, the purchase right, and services to be provided in accordance with the long-term supply agreement, were at, or approximated, fair value on a standalone basis, and therefore, there was no discount to allocate among the deliverables. As such, none of the deconsolidation gain was allocated to these elements.

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

As the contingent redemption is outside of the control of Illumina, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the accompanying condensed consolidated balance sheets. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of July 2, 2017, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

The assets and liabilities of Helix are not significant to the Company’s financial position as of July 2, 2017. Helix has an immaterial impact on the Company’s condensed consolidated statements of income and cash flows for the three and six months ended July 2, 2017.

As of July 2, 2017, the accompanying condensed consolidated balance sheet includes $10 million of cash and cash equivalents attributable to Helix that will be used to settle their respective obligations and will not be available to settle obligations of the Company.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the six months ended July 2, 2017 is as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of January 1, 2017	$44
Amount released from escrow	36
Vesting of redeemable equity awards	11
Net loss attributable to noncontrolling interests	(20)
Adjustment up to the redemption value	20
Deconsolidation of GRAIL	(11)
Balance as of July 2, 2017	$80

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 2, 2017 and January 1, 2017 (in millions):

	July 2, 2017				January 1, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$922	$—	$—	$922	$386	$—	$—	$386
Debt securities in government-sponsored entities	—	30	—	30	—	34	—	34
Corporate debt securities	—	375	—	375	—	476	—	476
U.S. Treasury securities	269	—	—	269	314	—	—	314
Deferred compensation plan assets	—	33	—	33	—	31	—	31
Total assets measured at fair value	$1,191	$438	$—	$1,629	$700	$541	$—	$1,241
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$—	$—	$—	$—	$4	$4
Deferred compensation liability	—	31	—	31	—	29	—	29
Total liabilities measured at fair value	$—	$31	$—	$31	$—	$29	$4	$33

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

4. Debt

Summary of debt obligations

The Company’s debt obligations consist of the following (dollars in millions):

	July 2, 2017	January 1, 2017
Principal amount of 2019 Notes outstanding	$633	$633
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(90)	(105)
Net carrying amount of liability component of convertible senior notes	1,060	1,045
Obligations under financing leases	109	9
Other	5	4
Less: current portion	(5)	(2)
Long-term debt	$1,169	$1,056
Carrying value of equity component of convertible senior notes, net of debt issuance cost	$161	$161
Fair value of convertible senior notes outstanding (Level 2)	$1,200	$1,108
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	3.2 years	3.6 years

Convertible Senior Notes

0% Convertible Senior Notes due 2019 (2019 Notes) and 0.5% Convertible Senior Notes due 2021 (2021 Notes)

In June 2014, the Company issued $633 million aggregate principal amount of 2019 Notes and $517 million aggregate principal amount of 2021 Notes. The Company used the net proceeds plus cash on hand to repurchase outstanding debt. The 2019 and 2021 Notes mature on June 15, 2019 and June 15, 2021, respectively, and the implied estimated effective rates of the liability components of the Notes were 2.9% and 3.5%, respectively, assuming no conversion.

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

Neither the 2019 nor the 2021 Notes were convertible as of July 2, 2017, and had no dilutive impact during the three and six months ended July 2, 2017. If the 2019 and 2021 Notes were converted as of July 2, 2017, the if-converted value would not exceed the principal amount.

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

Build-to-suit leases

The Company evaluates whether it is the accounting owner of leased assets during the construction period when the Company is involved in the construction of leased assets. Including the Madison lease agreement entered on February 28, 2017, the Company is considered the owner of two construction projects for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. As of July 2, 2017 and January 1, 2017, the Company has recorded $124 million and $223 million, respectively, in project construction costs paid or reimbursed by the landlord as construction in progress and a corresponding build-to-suit lease liability.

During the three months ended July 2, 2017, construction of a build-to-suit property was completed. The Company concluded it did not qualify for “sale-leaseback” treatment and the lease is accounted as a financing obligation. Accordingly, the Company reclassified $100 million of construction in progress and build-to-suit lease liability to building asset and obligations under financing leases, respectively.

On February 28, 2017, the Company deconsolidated GRAIL, as further described in note “2. Balance Sheet Account Details”, and removed $58 million of construction in progress and the corresponding build-to-suit lease liability.

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of product revenue	$3	$2	$6	$4
Cost of service and other revenue	1	1	1	1
Research and development	12	10	26	21
Selling, general and administrative	23	19	56	41
Share-based compensation expense before taxes	39	32	89	67
Related income tax benefits	(12)	(8)	(23)	(15)
Share-based compensation expense, net of taxes	$27	$24	$66	$52

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the six months ended July 2, 2017 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.65% - 0.83%
Expected volatility	44%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$46.67

As of July 2, 2017, approximately $278 million of unrecognized compensation cost related to stock options, restricted stock, and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.4 years.

6. Stockholders’ Equity

As of July 2, 2017, approximately 6.2 million shares remained available for future grants under the 2015 Stock Plan and the 2005 Solexa Equity Plan.

Restricted Stock

The Company’s restricted stock activity and related information for the six months ended July 2, 2017 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at January 1, 2017	32	2,293	460	$136.30	$141.80	$158.66
Awarded	—	99	31	—	$166.28	$148.44
Vested	(11)	(204)	—	$179.00	$104.24	—
Cancelled	—	(123)	(36)	—	$147.70	$183.28
Outstanding at July 2, 2017	21	2,065	455	$114.59	$146.35	$156.00
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the six months ended July 2, 2017 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,045	$48.56
Exercised	(347)	$40.57
Outstanding at July 2, 2017	698	$52.54

At July 2, 2017, outstanding options to purchase 0.7 million shares were exercisable with a weighted-average exercise price per share of $52.54.

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the six months ended July 2, 2017, approximately 0.1 million shares were issued under the ESPP. As of July 2, 2017, there were approximately 14.1 million shares available for issuance under the ESPP.

Share Repurchases

On July 28, 2016, the Company’s Board of Directors authorized a share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $250 million of outstanding common stock. During the six months ended July 2, 2017, the Company repurchased 0.6 million shares for $101 million, completing the share repurchase program.

On May 4, 2017, the Company’s Board of Directors authorized an additional share repurchase program to repurchase $250 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. No repurchases were made during the three months ended July 2, 2017, and authorizations to repurchase $250 million of the Company’s common stock remained available as of July 2, 2017.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and six months ended July 2, 2017 were 15.2% and 27.4%, respectively. For the three and six months ended July 2, 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation. In addition, for the six months ended July 2, 2017, the decrease from the federal statutory tax rate was partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL.

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

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenues:
Core Illumina	$664	$605	$1,262	$1,177
Consolidated VIEs	2	—	3	—
Elimination of intersegment revenues	(4)	(5)	(4)	(5)
Consolidated revenues	$662	$600	$1,261	$1,172

Operating income (loss):
Core Illumina	$160	$181	$244	$311
Consolidated VIEs	(16)	(16)	(50)	(25)
Elimination of intersegment earnings	(1)	(3)	1	(3)
Consolidated operating income	$143	$162	$195	$283

The following table presents the total assets of each reportable segment (in millions):

	July 2, 2017	January 1, 2017
Total assets:
Core Illumina	$4,834	$4,167
Consolidated VIEs	37	180
Elimination of intersegment assets	(13)	(66)
Consolidated total assets	$4,858	$4,281

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

About Illumina

The Company has two reportable segments: Illumina’s core operations (Core Illumina) and one segment related to the combined activities of the Company’s consolidated VIEs, GRAIL and Helix (Consolidated VIEs). Following the GRAIL deconsolidation on February 28, 2017, the Company’s Consolidated VIEs no longer include GRAIL. For information on GRAIL and Helix, refer to notes 2 and 9 of the Notes to the Condensed Consolidated Financial Statements provided in this Quarterly Report on Form 10-Q.

Our focus on innovation has established us as the global leader in sequencing- and array-based technologies for genetic analysis, serving customers in a wide range of markets, enabling the adoption of genomic solutions in research and clinical settings.

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

Financial Overview

Consolidated financial highlights for the first half of 2017 include the following:

•
Net revenue increased 8% during the first half of 2017 to $1.3 billion compared to $1.2 billion in the first half of 2016 due to the growth in sales of our sequencing consumables and genotyping services, as well as the launch of our NovaSeq platform, partially offset by lower shipments of our HiSeq instruments. We expect our revenue to continue to increase in 2017.

•
Gross profit as a percentage of revenue (gross margin) was 63.6% in the first half of 2017 compared to 70.0% in the first half of 2016. The gross margin decrease was driven by a variety of factors, including impairment of an acquired intangible asset, an increase in lower-margin array services mix, inventory reserves related to product transitions, and lower instrument margin from the NovaSeq introduction. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue decreased to 15.5% in the first half of 2017 compared to 24.2% in the first half of 2016 primarily due to lower gross margins and the increase in research and development and selling, general and administrative expenses as a percentage of revenue. We expect research and development and selling, general and administrative expenses to continue to grow.

•
Our effective tax rate was 27.4% in the first half of 2017 compared to 25.3% in the first half of 2016. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $1.9 billion as of July 2, 2017, of which approximately $799 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q2 2017	Q2 2016	YTD 2017	YTD 2016
Revenue:
Product revenue	82.0%	85.0%	82.0%	84.7%
Service and other revenue	18.0	15.0	18.0	15.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	25.4	20.8	26.5	21.3
Cost of service and other revenue	7.6	6.8	8.2	6.9
Amortization of acquired intangible assets	1.5	1.8	1.7	1.8
Total cost of revenue	34.5	29.4	36.4	30.0
Gross profit	65.5	70.6	63.6	70.0
Operating expense:
Research and development	19.7	20.7	21.8	21.2

Selling, general and administrative	25.4	24.7	26.3	25.4
Legal contingencies	(1.2)	(1.8)	—	(0.8)
Total operating expense	43.9	43.6	48.1	45.8
Income from operations	21.6	27.0	15.5	24.2
Other income (expense):
Interest income	0.8	0.6	0.7	0.4
Interest expense	(1.2)	(1.4)	(1.2)	(1.4)
Other income, net	0.1	—	36.2	0.1
Total other (expense) income, net	(0.3)	(0.8)	35.7	(0.9)
Income before income taxes	21.3	26.2	51.2	23.3
Provision for income taxes	3.2	6.8	14.1	5.9
Consolidated net income	18.1	19.4	37.1	17.4
Add: Net loss attributable to noncontrolling interests	1.2	0.7	2.2	0.5
Net income attributable to Illumina stockholders	19.3%	20.1%	39.3%	17.9%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended July 2, 2017 and July 3, 2016 were both 13 and 26 weeks, respectively.
Revenue

(Dollars in millions)	Q2 2017	Q2 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Product revenue	$543	$510	$33	6%	$1,034	$993	$41	4%
Service and other revenue	119	90	29	32	227	179	48	27
Total revenue	$662	$600	$62	10%	$1,261	$1,172	$89	8%

Product revenue consists primarily of revenue from sales of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

QTD 2017 vs. QTD 2016

Revenue increased $62 million, or 10%, to $662 million in Q2 2017 compared to $600 million in Q2 2016.

Consumables revenue increased $23 million, or 6%, to $402 million in Q2 2017 compared to $379 million in Q2 2016, driven by growth in the sequencing instrument installed base.

Instrument revenue increased $10 million, or 8%, to $136 million in Q2 2017 compared to $126 million in Q2 2016, primarily due to shipments of our NovaSeq instrument introduced in Q1 2017, partially offset by lower shipments of our HiSeq and HiSeq X instruments.

Service and other revenue increased $29 million, or 32%, to $119 million in Q2 2017 compared to $90 million in Q2 2016, driven by revenue from genotyping services and instrument service contracts associated with a larger sequencing installed base.

YTD 2017 vs. YTD 2016

Revenue increased $89 million, or 8%, to $1,261 million in the first half of 2017 compared to $1,172 million in the first half of 2016.

Consumables revenue increased $48 million, or 7%, to $788 million in the first half of 2017 compared to $740 million in the first half of 2016, driven by growth in the sequencing instrument installed base.

Instrument revenue decreased $7 million, or 3%, to $236 million in the first half of 2017 compared to $243 million in the first half of 2016, primarily due to lower shipments of our HiSeq and HiSeq X instruments, partially offset by shipments of our NovaSeq instrument, which were introduced in Q1 2017.

Service and other revenue increased $48 million, or 27%, to $227 million in the first half of 2017 compared to $179 million in the first half of 2016, driven by revenue from genotyping services and extended instrument service contracts associated with a larger sequencing installed base.

Gross Margin

(Dollars in millions)	Q2 2017	Q2 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Gross profit	$434	$424	$10	2%	$802	$821	$(19)	(2)%
Gross margin	65.5%	70.6%			63.6%	70.0%

QTD 2017 vs. QTD 2016

Gross margin decreased to 65.5% in Q2 2017 from 70.6% in Q2 2016. The gross margin decrease was driven by a variety of factors, including an increase in lower-margin array services mix, inventory reserves related to product transitions, and lower instrument margin from the NovaSeq introduction.

YTD 2017 vs. YTD 2016

Gross margin decreased to 63.6% in the first half of 2017 compared to 70.0% in the first half of 2016. The gross margin decrease was driven by a variety of factors, including an $18 million impairment of an acquired intangible asset, an increase in lower-margin array services mix, inventory reserves related to product transitions, and lower instrument margin from the NovaSeq introduction.

Operating Expense

(Dollars in millions)	Q2 2017	Q2 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Research and development	$130	$125	$5	4%	$275	$249	$26	10%
Selling, general and administrative	169	148	21	14	332	298	34	11
Legal contingencies	(8)	(11)	3	(27)	—	(9)	9	(100)
Total operating expense	$291	$262	$29	11%	$607	$538	$69	13%

QTD 2017 vs. QTD 2016

Research and development (R&D) expense increased by $5 million, or 4%, in Q2 2017 from Q2 2016. Core Illumina R&D expense increased by $8 million, or 7%, in Q2 2017 from Q2 2016 primarily due to increased headcount. R&D expense of our Consolidated VIEs decreased $3 million primarily due to the deconsolidation of GRAIL in Q1 2017, partially offset by higher headcount at Helix.

Selling, general and administrative (SG&A) expense increased by $21 million, or 14%, in Q2 2017 from Q2 2016. Core Illumina SG&A expense increased by $21 million, or 15%, in Q2 2017 from Q2 2016 primarily due to increased investment in headcount and facilities to support the continued growth and scale of our operations. SG&A expense of our Consolidated VIEs remained flat due to increased headcount and marketing expenses related to Helix being offset by the deconsolidation of GRAIL in Q1 2017.

Legal contingencies in Q2 2017 represent amounts related to patent litigation. Legal contingencies in Q2 2016 represent a reversal of previously recorded expense related to the settlement of patent litigation.

YTD 2017 vs. YTD 2016

Research and development expense increased by $26 million, or 10%, in the first half of 2017 compared to the first half of 2016. Core Illumina R&D expense increased by $22 million, or 9%, primarily due to increased headcount as we continue to invest in the development of new products as well as enhancements to existing products. R&D expense of our Consolidated VIEs increased $4 million primarily due to the growth in Helix’s operations, partially offset by the deconsolidation of GRAIL in Q1 2017.

Selling, general and administrative expense increased by $34 million, or 11%, in the first half of 2017 compared to the first half of 2016. Core Illumina SG&A expense increased by $18 million, or 6%, primarily due to increased headcount and facilities investment to support the continued growth and scale of our operations. SG&A expense of our Consolidated VIEs increased $16 million due to performance based compensation related to the GRAIL Series B financing as well as increased headcount and marketing expenses related to Helix, partially offset by the deconsolidation of GRAIL in Q1 2017.

Legal contingencies in the first half of 2016 represent a reversal of previously recorded expense related to the settlement of patent litigation.

Other (Expense) Income, Net

(Dollars in millions)	Q2 2017	Q2 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Interest income	$5	$3	$2	67%	$9	$5	$4	80%
Interest expense	(8)	(8)	—	—	(16)	(16)	—	—
Other income, net	1	—	1	100	457	1	456	45,600
Total other (expense) income, net	$(2)	$(5)	$3	(60)%	$450	$(10)	$460	(4,600)%

Other (expense) income, net primarily relates to Core Illumina for all periods presented.

QTD 2017 vs. QTD 2016

Interest income increased in Q2 2017 compared to Q2 2016 as a result of higher yields on our investments and higher savings and money market balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes.

YTD 2017 vs. YTD 2016

Interest income increased in the first half of 2017 compared to the first half of 2016 as a result of higher yields on our investments and higher savings and money market balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes.

Other income, net in the first half of 2017 primarily consists of a $453 million gain recorded on the deconsolidation of GRAIL. Other income, net in the first half of 2016 primarily consisted of net foreign exchange gains and losses.

Provision for Income Taxes

(Dollars in millions)	Q2 2017	Q2 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Income before income taxes	$141	$157	$(16)	(10)%	$645	$273	$372	136%
Provision for income taxes	21	41	(20)	(49)	177	69	108	157
Consolidated net income	$120	$116	$4	3%	$468	$204	$264	129%
Effective tax rate	15.2%	25.9%			27.4%	25.3%

QTD 2017 vs. QTD 2016

Our effective tax rate was 15.2% for Q2 2017 compared to 25.9% in Q2 2016. For Q2 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation. For Q2 2016, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

YTD 2017 vs. YTD 2016

Our effective tax rate was 27.4% in the first half of 2017 compared to 25.3% for the first half of 2016. For the first half of 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL. For the first half of 2016, the variance from the U.S. federal statutory tax rate was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory rate, such as in Singapore and the United Kingdom.

Liquidity and Capital Resources

At July 2, 2017, we had approximately $1.2 billion in cash and cash equivalents, of which approximately $562 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $484 million from January 1, 2017, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of July 2, 2017, we had $674 million in short-term investments. Short-term investments held by our foreign subsidiaries as of July 2, 2017 were approximately $237 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

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

Our convertible senior notes due 2019 and 2021 were not convertible as of July 2, 2017.

During the first half of 2017, we used $101 million to repurchase our outstanding shares, completing the stock repurchase program authorized by our Board of Directors on July 28, 2016. On May 4, 2017, the Board of Directors authorized an additional share repurchase program to repurchase $250 million of outstanding common stock, which remains outstanding as of July 2, 2017. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Certain noncontrolling Helix investors may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of July 2, 2017 was $80 million.

We have $86 million remaining in our capital commitment to the venture capital investment fund as of July 2, 2017.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	YTD 2017	YTD 2016
Net cash provided by operating activities	$346	$341
Net cash provided by investing activities	198	—
Net cash used in financing activities	(62)	(160)
Effect of exchange rate changes on cash and cash equivalents	2	2
Net increase in cash and cash equivalents	$484	$183

Operating Activities

Net cash provided by operating activities in the first half of 2017 consisted of net income of $468 million less net adjustments of $189 million partially offset by net changes in operating assets and liabilities of $67 million. The primary non-cash adjustments to net income included the gain on deconsolidation of GRAIL of $453 million, depreciation and amortization expenses of $76 million, share-based compensation of $89 million, deferred income tax of $66 million, impairment of intangible assets of $23 million, and accretion of debt discount of $15 million. Cash flow impact from changes in net operating assets and liabilities were driven by increases in accrued liabilities and other long-term liabilities and a decrease in accounts receivable.

Net cash provided by operating activities in the first half of 2016 consisted of net income of $204 million plus net adjustments of $180 million partially offset by net changes in operating assets and liabilities of $43 million. The primary non-cash expenses added back to net income included depreciation and amortization expenses of $67 million, share-based compensation of $67 million, deferred income tax of $28 million, and accretion of debt discount of $15 million. Cash flow impact from changes in net operating assets included increases in inventory and other assets, and a decrease in accrued liabilities, partially offset by increases in accounts payable and other long-term liabilities, and decreases in accounts receivable and prepaid expenses.

Investing Activities

Net cash provided by investing activities totaled $198 million for the first half of 2017. We received $278 million from the sale of a portion of our ownership interest in GRAIL. In connection with the sale, we removed $52 million in cash from our condensed consolidated balance sheet as a result of the deconsolidation. We purchased $86 million of available-for-sale securities and $235 million of our available-for-sale securities matured or were sold during the period. We paid $25 million for strategic investments and invested $152 million in capital expenditures primarily associated with our investment in facilities.

Net cash used in investing activities were nominal for the first half of 2016. We purchased $303 million of available-for-sale securities and $448 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $18 million for acquisitions and invested $121 million in capital expenditures primarily associated with facilities and the purchase of manufacturing, research, and development equipment.

Financing Activities

Net cash used in financing activities totaled $62 million for the first half of 2017. We used $101 million to repurchase our common stock and $24 million to pay taxes related to net share settlement of equity awards. We received $31 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $36 million.

Net cash used in financing activities totaled $160 million for the first half of 2016. We used $73 million to pay taxes related to net share settlement of equity awards and $29 million to pay acquisition related contingent consideration. We used $72 million to repay financing obligations. We received $27 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, $2 million in proceeds from issuance of debt related to an outstanding line of credit held by Helix, and $5 million in proceeds from early exercises of equity awards from a subsidiary. Contributions from noncontrolling owners were $80 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first half of 2017, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) as described in note 2 of the Notes to the Condensed Consolidated Financial Statements provided in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies and estimates during the first half of 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the six months ended July 2, 2017, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

During Q2 2017, we continued to monitor and evaluate the operating effectiveness of key controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None during the quarterly period ended July 2, 2017.

Purchases of Equity Securities by the Issuer

None during the quarterly period ended July 2, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	August 2, 2017	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer