Form 10-Q
period 2017-10-01
ILLUMINA INC
filed 2017-10-25
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 1, 2017

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

As of October 20, 2017, there were 146 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 1, 2017	January 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,354	$735
Short-term investments	687	824
Accounts receivable, net	383	381
Inventory	327	300
Prepaid expenses and other current assets	54	78
Total current assets	2,805	2,318
Property and equipment, net	862	713
Goodwill	771	776
Intangible assets, net	185	243
Deferred tax assets	117	123
Other assets	306	108
Total assets	$5,046	$4,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158	$138
Accrued liabilities	381	342
Build-to-suit lease liability	124	223
Long-term debt, current portion	2	2
Total current liabilities	665	705
Long-term debt	1,180	1,056
Other long-term liabilities	222	206
Redeemable noncontrolling interests	124	44
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,891	2,733
Accumulated other comprehensive loss	—	(1)
Retained earnings	2,188	1,485
Treasury stock, at cost	(2,226)	(2,022)
Total Illumina stockholders’ equity	2,855	2,197
Noncontrolling interests	—	73
Total stockholders’ equity	2,855	2,270
Total liabilities and stockholders’ equity	$5,046	$4,281
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue:
Product revenue	$596	$514	$1,631	$1,506
Service and other revenue	118	93	344	273
Total revenue	714	607	1,975	1,779
Cost of revenue:
Cost of product revenue	173	132	508	383
Cost of service and other revenue	50	38	153	117
Amortization of acquired intangible assets	9	11	30	32
Total cost of revenue	232	181	691	532
Gross profit	482	426	1,284	1,247
Operating expense:
Research and development	134	126	409	374
Selling, general and administrative	167	139	499	438
Legal contingencies	—	—	—	(9)
Total operating expense	301	265	908	803
Income from operations	181	161	376	444
Other income (expense):
Interest income	4	2	13	7
Interest expense	(10)	(9)	(26)	(25)
Other income, net	—	—	457	1
Total other (expense) income, net	(6)	(7)	444	(17)
Income before income taxes	175	154	820	427
Provision for income taxes	23	37	199	106
Consolidated net income	152	117	621	321
Add: Net loss attributable to noncontrolling interests	11	12	37	18
Net income attributable to Illumina stockholders	$163	$129	$658	$339
Net income attributable to Illumina stockholders for earnings per share	$163	$129	$657	$336
Earnings per share attributable to Illumina stockholders:
Basic	$1.12	$0.88	$4.49	$2.29
Diluted	$1.11	$0.87	$4.45	$2.27
Shares used in computing earnings per common share:
Basic	146	147	146	147
Diluted	148	148	148	148
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Consolidated net income	$152	$117	$621	$321
Unrealized gain (loss) on available-for-sale securities, net of deferred tax	1	(1)	1	1
Total consolidated comprehensive income	153	116	622	322
Add: Comprehensive loss attributable to noncontrolling interests	11	12	37	18
Comprehensive income attributable to Illumina stockholders	$164	$128	$659	$340
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	(Loss) Income	Earnings	Stock	Interests	Equity
Balance as of January 1, 2017	$2	$2,733	$(1)	$1,485	$(2,022)	$73	$2,270
Net income (loss)	—	—	—	658	—	(7)	651
Unrealized gain on available-for-sale securities, net of deferred tax	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	63	—	—	(204)	—	(141)
Share-based compensation	—	123	—	—	—	—	123
Adjustment to the carrying value of redeemable noncontrolling interests	—	(30)	—	—	—	—	(30)
Vesting of redeemable equity awards	—	(12)	—	—	—	—	(12)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	3	—	45	—	—	48
Deconsolidation of GRAIL	—	11	—	—	—	(66)	(55)
Balance as of October 1, 2017	$2	$2,891	$—	$2,188	$(2,226)	$—	$2,855

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Consolidated net income	$621	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of GRAIL	(453)	—
Depreciation expense	81	65
Amortization of intangible assets	36	38
Share-based compensation expense	123	102
Accretion of debt discount	23	22
Deferred income taxes	53	58
Impairment of intangible assets	23	—
Other	(2)	5
Changes in operating assets and liabilities:
Accounts receivable	1	5
Inventory	(27)	(42)
Prepaid expenses and other current assets	14	3
Other assets	(3)	(6)
Accounts payable	12	(7)
Accrued liabilities	56	(57)
Other long-term liabilities	23	10
Net cash provided by operating activities	581	517
Cash flows from investing activities:
Purchases of available-for-sale securities	(359)	(679)
Sales of available-for-sale securities	314	406
Maturities of available-for-sale securities	181	148
Net cash paid for acquisitions	—	(18)
Proceeds from sale of GRAIL securities	278	—
Deconsolidation of GRAIL cash	(52)	—
Net purchases of strategic investments	(25)	(9)
Purchases of property and equipment	(234)	(178)
Cash paid for intangible assets	(2)	(11)
Net cash provided by (used in) investing activities	101	(341)
Cash flows from financing activities:
Payments on financing obligations	(7)	(71)
Payments on acquisition related contingent consideration liability	(3)	(29)
Proceeds from issuance of debt	5	5
Common stock repurchases	(176)	(113)
Taxes paid related to net share settlement of equity awards	(28)	(76)
Proceeds from issuance of common stock	63	47
Proceeds from early exercise of equity awards from a subsidiary	—	6
Contributions from noncontrolling interest owners	79	80
Net cash used in financing activities	(67)	(151)
Effect of exchange rate changes on cash and cash equivalents	4	1
Net increase in cash and cash equivalents	619	26
Cash and cash equivalents at beginning of period	735	769
Cash and cash equivalents at end of period	$1,354	$795

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended October 1, 2017 and October 2, 2016 were both 13 and 39 weeks, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three and nine months ended October 1, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

Under the ASU, excess tax benefits from share-based payment arrangements are classified as discrete items within the provision for income taxes, rather than recognizing excess tax benefits in additional paid-in capital. Upon adoption in Q1 2017, the Company recorded $45 million, net, to retained earnings, primarily related to unrealized tax benefits associated with share-based compensation. During the three and nine months ended October 1, 2017, excess tax benefits of $12 million and $31 million, respectively, were reflected as a component of the provision for income taxes.

In addition, under the ASU, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than cash flow from financing activities. The Company has elected to apply the cash flow classification guidance retrospectively and reclassified $110 million from financing activity to operating activity for the nine months ended October 2, 2016.

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

The Company continues to work through steps in the implementation project plan, which include: finalizing new disclosures required by the new standards and implementing changes to business processes and reporting in support of the adoption of the new standards. The Company will adopt the new standards using the modified retrospective method with an adjustment to beginning retained earnings for the cumulative effect of the change, which is not expected to be material.

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

Potentially dilutive common shares consist of shares issuable under convertible senior notes and equity awards. Convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Weighted average shares outstanding	146	147	146	147
Effect of potentially dilutive common shares from:
Equity awards	2	1	2	1
Weighted average shares used in calculating diluted earnings per share	148	148	148	148
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	—	—	—	1

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in millions):

	October 1, 2017			January 1, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Debt securities in government sponsored entities	$74	$—	$74	$34	$—	$34
Corporate debt securities	343	(1)	342	478	(2)	476
U.S. Treasury securities	272	(1)	271	316	(2)	314
Total available-for-sale securities	$689	$(2)	$687	$828	$(4)	$824

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of October 1, 2017 were as follows (in millions):

Estimated Fair Value
Due within one year	$421
After one but within five years	266
Total	$687

The Company has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

As of October 1, 2017 and January 1, 2017, the aggregate carrying amounts of the Company’s cost-method investments in non-publicly traded companies included in other assets were $250 million and $57 million, respectively. Revenue recognized from transactions with such companies was $38 million and $96 million, respectively, for the three and nine months ended October 1, 2017 and $12 million and $42 million, respectively, for the three and nine months ended October 2, 2016.

The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No material impairment losses were recorded during the three and nine months ended October 1, 2017 or October 2, 2016.

The Company invests in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable over ten years. The Company’s investment in the Fund is accounted for as an equity method investment. The carrying amounts included in other assets were $14 million and $10 million as of October 1, 2017 and January 1, 2017, respectively.

Inventory

Inventory consists of the following (in millions):

	October 1, 2017	January 1, 2017
Raw materials	$90	$102
Work in process	192	161
Finished goods	45	37
Total inventory	$327	$300

Property and Equipment

Property and equipment, net consists of the following (in millions):

	October 1, 2017	January 1, 2017
Leasehold improvements	$320	$270
Machinery and equipment	301	274
Computer hardware and software	178	156
Furniture and fixtures	34	24
Building	147	9
Construction in progress	273	307
Total property and equipment, gross	1,253	1,040
Accumulated depreciation	(391)	(327)
Total property and equipment, net	$862	$713

Property and equipment, net included non-cash expenditures of $94 million and $194 million for the nine months ended October 1, 2017 and October 2, 2016, respectively, which were excluded from the condensed consolidated statements of cash flows. Such non-cash expenditures included $60 million and $169 million recorded under build-to-suit lease accounting for the nine months ended October 1, 2017 and October 2, 2016, respectively.

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

Changes to the Company’s goodwill balance during the nine months ended October 1, 2017 are as follows (in millions):

Goodwill
Balance as of January 1, 2017	$776
GRAIL deconsolidation	(5)
Balance as of October 1, 2017	$771

The Company regularly performs reviews to determine if any event has occurred that may indicate its identifiable intangible assets are potentially impaired.  During the nine months ended October 1, 2017, the Company performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Also during the nine months ended October 1, 2017, the Company recorded a $5 million impairment charge of in-process research and development as it was determined the project had no future alternative use.

Derivatives

The Company is exposed to foreign exchange rate risks in the normal course of business. The Company enters into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other assets or other liabilities and are not designated as hedging instruments. Changes in the value of derivatives are recognized in other income, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of October 1, 2017, the Company had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of October 1, 2017 and January 1, 2017, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $79 million and $69 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	October 1, 2017	January 1, 2017
Accrued compensation expenses	$138	$112
Deferred revenue, current portion	131	121
Accrued taxes payable	41	32
Customer deposits	18	20
Other	53	57
Total accrued liabilities	$381	$342

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

Changes in the Company’s reserve for product warranties during the three and nine months ended October 1, 2017 and October 2, 2016 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Balance at beginning of period	$14	$16	$13	$17
Additions charged to cost of product revenue	7	4	18	17
Repairs and replacements	(5)	(6)	(15)	(20)
Balance at end of period	$16	$14	$16	$14

Leases

Changes in the Company’s facility exit obligation related to its former headquarters lease during the three and nine months ended October 1, 2017 and October 2, 2016 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Balance at beginning of period	$18	$21	$19	$22
Accretion of interest expense	—	—	—	1
Cash payments	(1)	(1)	(2)	(3)
Balance at end of period	$17	$20	$17	$20

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

Deconsolidation of GRAIL, Inc.

On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing, raising over $900 million, in which the Company did not participate. Concurrent with the financing, GRAIL repurchased from the Company 35 million shares of its Series A preferred stock and approximately 34 million shares of its Series A-1 preferred stock for an aggregate purchase price of $278 million. At this time, the Company ceased to have a controlling financial interest in GRAIL and the Company’s equity ownership was reduced from 52% to 19%. Additionally, the Company’s voting interest was reduced to 13%, and the Company no longer has representation on GRAIL’s board of directors. As a result, the Company deconsolidated GRAIL’s financial statements effective February 28, 2017 and accounts for the remaining retained investment as a cost method investment. During the three months ended July 2, 2017, the Company purchased approximately 3 million Series B preferred shares for $14 million resulting in an ownership of approximately 17% of GRAIL’s outstanding stock and a 12% voting interest. As of October 1, 2017, the Company holds $185 million in other assets related to this investment, which consists of 5 million Series A preferred shares, and approximately 3 million Series B preferred shares and 78 million Class A common shares of GRAIL.

The operations of GRAIL from January 2, 2017 up to the date of deconsolidation are included in the accompanying condensed consolidated statements of income for the nine months ended October 1, 2017. During this period, the Company absorbed approximately 50% of GRAIL’s losses based upon its proportional ownership of GRAIL’s common stock.

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

As the contingent redemption is outside of the control of Illumina, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the accompanying condensed consolidated balance sheets. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. As of October 1, 2017, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

The assets and liabilities of Helix are not significant to the Company’s financial position as of October 1, 2017. Helix has an immaterial impact on the Company’s condensed consolidated statements of income and cash flows for the three and nine months ended October 1, 2017.

As of October 1, 2017, the accompanying condensed consolidated balance sheet includes $32 million of cash and cash equivalents attributable to Helix that will be used to settle their respective obligations and will not be available to settle obligations of the Company.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the nine months ended October 1, 2017 is as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of January 1, 2017	$44
Amount released from escrow	79
Vesting of redeemable equity awards	12
Net loss attributable to noncontrolling interests	(30)
Adjustment up to the redemption value	30
Deconsolidation of GRAIL	(11)
Balance as of October 1, 2017	$124

3. Fair Value Measurements

The following table presents the Company’s hierarchy for assets and liabilities measured at fair value on a recurring basis as of October 1, 2017 and January 1, 2017 (in millions):

	October 1, 2017				January 1, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,051	$—	$—	$1,051	$386	$—	$—	$386
Debt securities in government-sponsored entities	—	74	—	74	—	34	—	34
Corporate debt securities	—	342	—	342	—	476	—	476
U.S. Treasury securities	271	—	—	271	314	—	—	314
Deferred compensation plan assets	—	34	—	34	—	31	—	31
Total assets measured at fair value	$1,322	$450	$—	$1,772	$700	$541	$—	$1,241
Liabilities:
Acquisition related contingent consideration liabilities	$—	$—	$—	$—	$—	$—	$4	$4
Deferred compensation liability	—	31	—	31	—	29	—	29
Total liabilities measured at fair value	$—	$31	$—	$31	$—	$29	$4	$33

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

4. Debt

Summary of debt obligations

The Company’s debt obligations consist of the following (dollars in millions):

	October 1, 2017	January 1, 2017
Principal amount of 2019 Notes outstanding	$633	$633
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(83)	(105)
Net carrying amount of liability component of convertible senior notes	1,067	1,045
Obligations under financing leases	111	9
Other	4	4
Less: current portion	(2)	(2)
Long-term debt	$1,180	$1,056
Carrying value of equity component of convertible senior notes, net of debt issuance cost	$161	$161
Fair value of convertible senior notes outstanding (Level 2)	$1,262	$1,108
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	3.0 years	3.6 years

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

Neither the 2019 nor the 2021 Notes were convertible as of October 1, 2017, and had no dilutive impact during the three and nine months ended October 1, 2017. If the 2019 and 2021 Notes were converted as of October 1, 2017, the if-converted value would not exceed the principal amount.

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

Build-to-suit leases

The Company evaluates whether it is the accounting owner of leased assets during the construction period when the Company is involved in the construction of leased assets. Including the Madison lease agreement entered on February 28, 2017, the Company is considered the owner of two construction projects for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. As of October 1, 2017 and January 1, 2017, the Company has recorded $124 million and $223 million, respectively, in project construction costs paid or reimbursed by the landlord as construction in progress and a corresponding build-to-suit lease liability.

During the nine months ended October 1, 2017, construction of a build-to-suit property was completed. The Company concluded it did not qualify for “sale-leaseback” treatment and the lease is accounted for as a financing obligation. Accordingly, the Company reclassified $102 million of construction in progress and build-to-suit lease liability to building asset and obligations under financing leases, respectively.

On February 28, 2017, the Company deconsolidated GRAIL, as further described in note “2. Balance Sheet Account Details”, and removed $58 million of construction in progress and the corresponding build-to-suit lease liability.

5. Share-based Compensation Expense

Share-based compensation expense for all stock awards consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Cost of product revenue	$3	$2	$9	$6
Cost of service and other revenue	1	1	2	2
Research and development	12	12	38	33
Selling, general and administrative	18	20	74	61
Share-based compensation expense before taxes	34	35	123	102
Related income tax benefits	(11)	(8)	(34)	(23)
Share-based compensation expense, net of taxes	$23	$27	$89	$79

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the nine months ended October 1, 2017 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.50% - 1.22%
Expected volatility	29% - 44%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$46.85

As of October 1, 2017, approximately $242 million of unrecognized compensation cost related to restricted stock and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.2 years.

6. Stockholders’ Equity

As of October 1, 2017, approximately 6.3 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

The Company’s restricted stock activity and related information for the nine months ended October 1, 2017 is as follows (units in thousands):

	Restricted Stock Awards (RSA)	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
				RSA	RSU	PSU
Outstanding at January 1, 2017	32	2,293	460	$136.30	$141.80	$158.66
Awarded	—	141	38	—	$173.08	$154.93
Vested	(11)	(257)	—	$179.00	$110.56	—
Cancelled	—	(184)	(60)	—	$149.22	$176.15
Outstanding at October 1, 2017	21	1,993	438	$114.59	$147.41	$155.95
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

The Company’s stock option activity under all stock option plans during the nine months ended October 1, 2017 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,045	$48.56
Exercised	(604)	$46.43
Outstanding and exercisable at October 1, 2017	441	$51.51

Employee Stock Purchase Plan

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the nine months ended October 1, 2017, approximately 0.3 million shares were issued under the ESPP. As of October 1, 2017, there were approximately 14.0 million shares available for issuance under the ESPP.

Share Repurchases

On July 28, 2016, the Company’s Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $250 million of outstanding common stock. During the three months ended April 2, 2017, the Company repurchased 0.6 million shares for $101 million, completing the share repurchase program.

On May 4, 2017, the Company’s Board of Directors authorized an additional share repurchase program to repurchase $250 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. During the three months ended October 1, 2017, the Company repurchased 0.4 million shares for $75 million under a 10b5-1 plan. Authorizations to repurchase $175 million of the Company’s common stock remained available as of October 1, 2017.

7. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended October 1, 2017 were 12.9% and 24.3%, respectively. For the three and nine months ended October 1, 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation. In addition, for the nine months ended October 1, 2017, the decrease from the federal statutory tax rate was partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL.

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

Consolidated VIEs:

GRAIL: GRAIL was created to develop a blood test for early-stage cancer detection. GRAIL is currently in the early stages of developing this test and as such, had no revenues through the date of deconsolidation.

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

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues:
Core Illumina	$715	$615	$1,978	$1,792
Consolidated VIEs	1	—	4	—
Elimination of intersegment revenues	(2)	(8)	(7)	(13)
Consolidated revenues	$714	$607	$1,975	$1,779

Operating income (loss):
Core Illumina	$203	$191	$447	$502
Consolidated VIEs	(22)	(25)	(72)	(50)
Elimination of intersegment earnings	—	(5)	1	(8)
Consolidated operating income	$181	$161	$376	$444

The following table presents the total assets of each reportable segment (in millions):

	October 1, 2017	January 1, 2017
Total assets:
Core Illumina	$4,999	$4,167
Consolidated VIEs	59	180
Elimination of intersegment assets	(12)	(66)
Consolidated total assets	$5,046	$4,281

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

Financial Overview

Consolidated financial highlights for the first three quarters of 2017 include the following:

•
Net revenue increased 11% during the first three quarters of 2017 to $2.0 billion compared to $1.8 billion in the first three quarters of 2016 due to the growth in sales of our sequencing consumables and genotyping services, as well as the launch of our NovaSeq platform, partially offset by lower shipments of our HiSeq instruments. We expect our revenue to continue to increase in 2017.

•
Gross profit as a percentage of revenue (gross margin) was 65.0% in the first three quarters of 2017 compared to 70.1% in the first three quarters of 2016. The gross margin decrease was driven by a variety of factors, including impairment of an acquired intangible asset, an increase in lower-margin array services mix, inventory reserves related to product transitions, and lower instrument margin from the NovaSeq introduction. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products in new markets; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue decreased to 19.0% in the first three quarters of 2017 compared to 25.0% in the first three quarters of 2016 primarily due to lower gross margins. We expect research and development and selling, general and administrative expenses to continue to grow.

•
Our effective tax rate was 24.3% in the first three quarters of 2017 compared to 24.9% in the first three quarters of 2016. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. We anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates.

•	Cash, cash equivalents, and short-term investments were $2.0 billion as of October 1, 2017, of which approximately $953 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q3 2017	Q3 2016	YTD 2017	YTD 2016
Revenue:
Product revenue	83.5%	84.7%	82.6%	84.7%
Service and other revenue	16.5	15.3	17.4	15.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	24.2	21.7	25.7	21.5
Cost of service and other revenue	7.0	6.3	7.7	6.6
Amortization of acquired intangible assets	1.3	1.8	1.6	1.8
Total cost of revenue	32.5	29.8	35.0	29.9
Gross profit	67.5	70.2	65.0	70.1
Operating expense:
Research and development	18.7	20.7	20.7	21.0
Selling, general and administrative	23.5	23.0	25.3	24.6

Legal contingencies	—	—	—	(0.5)
Total operating expense	42.2	43.7	46.0	45.1
Income from operations	25.3	26.5	19.0	25.0
Other income (expense):
Interest income	0.6	0.3	0.7	0.4
Interest expense	(1.4)	(1.3)	(1.3)	(1.5)
Other income, net	—	—	23.1	0.1
Total other (expense) income, net	(0.8)	(1.0)	22.5	(1.0)
Income before income taxes	24.5	25.5	41.5	24.0
Provision for income taxes	3.2	6.1	10.1	6.0
Consolidated net income	21.3	19.4	31.4	18.0
Add: Net loss attributable to noncontrolling interests	1.5	2.0	1.9	1.0
Net income attributable to Illumina stockholders	22.8%	21.4%	33.3%	19.0%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended October 1, 2017 and October 2, 2016 were both 13 and 39 weeks, respectively.
Revenue

(Dollars in millions)	Q3 2017	Q3 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Product revenue	$596	$514	$82	16%	$1,631	$1,506	$125	8%
Service and other revenue	118	93	25	27	344	273	71	26
Total revenue	$714	$607	$107	18%	$1,975	$1,779	$196	11%

Product revenue consists primarily of revenue from sales of consumables and instruments. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

QTD 2017 vs. QTD 2016

Revenue increased $107 million, or 18%, to $714 million in Q3 2017 compared to $607 million in Q3 2016.

Consumables revenue increased $55 million, or 14%, to $451 million in Q3 2017 compared to $396 million in Q3 2016, driven by growth in the sequencing instrument installed base.

Instrument revenue increased $28 million, or 25%, to $140 million in Q3 2017 compared to $112 million in Q3 2016, primarily due to shipments of our NovaSeq instrument introduced in Q1 2017, partially offset by lower shipments of our HiSeq and HiSeq X instruments.

Service and other revenue increased $25 million, or 27%, to $118 million in Q3 2017 compared to $93 million in Q3 2016, driven by revenue from genotyping services and instrument service contracts associated with a larger sequencing installed base.

YTD 2017 vs. YTD 2016

Revenue increased $196 million, or 11%, to $1,975 million in the first three quarters of 2017 compared to $1,779 million in the first three quarters of 2016.

Consumables revenue increased $103 million, or 9%, to $1,240 million in the first three quarters of 2017 compared to $1,137 million in the first three quarters of 2016, driven by growth in the sequencing instrument installed base.

Instrument revenue increased $20 million, or 6%, to $376 million in the first three quarters of 2017 compared to $356 million in the first three quarters of 2016, primarily due to shipments of our NovaSeq instrument introduced in Q1 2017, partially offset by lower shipments of our HiSeq and HiSeq X instruments.

Service and other revenue increased $71 million, or 26%, to $344 million in the first three quarters of 2017 compared to $273 million in the first three quarters of 2016, driven by revenue from genotyping services and extended instrument service contracts associated with a larger sequencing installed base.

Gross Margin

(Dollars in millions)	Q3 2017	Q3 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Gross profit	$482	$426	$56	13%	$1,284	$1,247	$37	3%
Gross margin	67.5%	70.2%			65.0%	70.1%

QTD 2017 vs. QTD 2016

Gross margin decreased to 67.5% in Q3 2017 from 70.2% in Q3 2016. The gross margin decrease was primarily driven by an increase in lower-margin array services mix and lower instrument margin from the NovaSeq introduction.

YTD 2017 vs. YTD 2016

Gross margin decreased to 65.0% in the first three quarters of 2017 compared to 70.1% in the first three quarters of 2016. The gross margin decrease was driven by a variety of factors, including an $18 million impairment of an acquired intangible asset, an increase in lower-margin array services mix, inventory reserves related to product transitions, and lower instrument margin from the NovaSeq introduction.

Operating Expense

(Dollars in millions)	Q3 2017	Q3 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Research and development	$134	$126	$8	6%	$409	$374	$35	9%
Selling, general and administrative	167	139	28	20	499	438	61	14
Legal contingencies	—	—	—	—	—	(9)	9	(100)
Total operating expense	$301	$265	$36	14%	$908	$803	$105	13%

QTD 2017 vs. QTD 2016

Research and development (R&D) expense increased by $8 million, or 6%, in Q3 2017 from Q3 2016. Core Illumina R&D expense increased by $16 million, or 14%, in Q3 2017 from Q3 2016 primarily due to increased headcount. R&D expense of our Consolidated VIEs decreased by $8 million primarily due to the deconsolidation of GRAIL in Q1 2017, partially offset by higher headcount at Helix.

Selling, general and administrative (SG&A) expense increased by $28 million, or 20%, in Q3 2017 from Q3 2016. Core Illumina SG&A expense increased by $25 million, or 19%, in Q3 2017 from Q3 2016 primarily due to increased investment in headcount and facilities to support the continued growth and scale of our operations. SG&A expense of our Consolidated VIEs increased by $3 million due to marketing expenses related to Helix’s platform launch being offset by the deconsolidation of GRAIL in Q1 2017.

YTD 2017 vs. YTD 2016

Research and development expense increased by $35 million, or 9%, in the first three quarters of 2017 compared to the first three quarters of 2016. Core Illumina R&D expense increased by $41 million, or 12%, primarily due to increased headcount as we continue to invest in the development of new products as well as enhancements to existing products. R&D expense of our Consolidated VIEs decreased by $6 million primarily due to the deconsolidation of GRAIL in Q1 2017, partially offset by growth in Helix’s operations.

Selling, general and administrative expense increased by $61 million, or 14%, in the first three quarters of 2017 compared to the first three quarters of 2016. Core Illumina SG&A expense increased by $42 million, or 10%, primarily due to increased headcount and facilities investment to support the continued growth and scale of our operations. SG&A expense of our Consolidated VIEs increased by $19 million due to marketing expenses related to Helix’s platform launch and increased headcount, as well as performance based compensation related to the GRAIL Series B financing. These results were partially offset by the deconsolidation of GRAIL in Q1 2017.

Legal contingencies in the first three quarters of 2016 represent a reversal of previously recorded expense related to the settlement of patent litigation.

Other (Expense) Income, Net

(Dollars in millions)	Q3 2017	Q3 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Interest income	$4	$2	$2	100%	$13	$7	$6	86%
Interest expense	(10)	(9)	(1)	11	(26)	(25)	(1)	4
Other income, net	—	—	—	—	457	1	456	45,600
Total other (expense) income, net	$(6)	$(7)	$1	(14)%	$444	$(17)	$461	(2,712)%

Other (expense) income, net primarily relates to Core Illumina for all periods presented.

QTD 2017 vs. QTD 2016

Interest income increased in Q3 2017 compared to Q3 2016 as a result of higher yields on our investments and higher savings and money market balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes.

YTD 2017 vs. YTD 2016

Interest income increased in the first three quarters of 2017 compared to the first three quarters of 2016 as a result of higher yields on our investments and higher savings and money market balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes.

Other income, net in the first three quarters of 2017 primarily consists of a $453 million gain recorded on the deconsolidation of GRAIL. Other income, net in the first three quarters of 2016 primarily consisted of net foreign exchange gains and losses.

Provision for Income Taxes

(Dollars in millions)	Q3 2017	Q3 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Income before income taxes	$175	$154	$21	14%	$820	$427	$393	92%
Provision for income taxes	23	37	(14)	(38)	199	106	93	88
Consolidated net income	$152	$117	$35	30%	$621	$321	$300	93%
Effective tax rate	12.9%	24.2%			24.3%	24.9%

QTD 2017 vs. QTD 2016

Our effective tax rate was 12.9% for Q3 2017 compared to 24.2% in Q3 2016. For Q3 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation. For Q3 2016, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the tax impact associated with the investments in our consolidated variable interest entities.

YTD 2017 vs. YTD 2016

Our effective tax rate was 24.3% in the first three quarters of 2017 compared to 24.9% for the first three quarters of 2016. For the first three quarters of 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, partially offset by the discrete tax impact of $150 million from the gain on the deconsolidation of GRAIL. For the first three quarters of 2016, the variance from the U.S. federal statutory tax rate was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory rate, such as in Singapore and the United Kingdom, partially offset by the tax impact associated with the investments in our consolidated variable interest entities.

Liquidity and Capital Resources

At October 1, 2017, we had approximately $1.4 billion in cash and cash equivalents, of which approximately $708 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $619 million from January 1, 2017, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest all current and future foreign earnings in foreign subsidiaries.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of October 1, 2017, we had $687 million in short-term investments. Short-term investments held by our foreign subsidiaries as of October 1, 2017 were approximately $245 million. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

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

Our convertible senior notes due 2019 and 2021 were not convertible as of October 1, 2017.

During Q1 2017, we used $101 million to repurchase our outstanding shares, completing the stock repurchase program authorized by our Board of Directors on July 28, 2016. On May 4, 2017, the Board of Directors authorized an additional share repurchase program to repurchase $250 million of outstanding common stock. The repurchases may be completed under a

10b5-1 plan or at management’s discretion. During Q3 2017, we used $75 million to repurchase shares of our common stock under a 10b5-1 plan.

Certain noncontrolling Helix investors may require Illumina to redeem all noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of October 1, 2017 was $124 million.

We have $86 million remaining in our capital commitment to the venture capital investment fund as of October 1, 2017.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	YTD 2017	YTD 2016
Net cash provided by operating activities	$581	$517
Net cash provided by (used in) investing activities	101	(341)
Net cash used in financing activities	(67)	(151)
Effect of exchange rate changes on cash and cash equivalents	4	1
Net increase in cash and cash equivalents	$619	$26

Operating Activities

Net cash provided by operating activities in the first three quarters of 2017 consisted of net income of $621 million less net adjustments of $116 million partially offset by net changes in operating assets and liabilities of $76 million. The primary non-cash adjustments to net income included the gain on deconsolidation of GRAIL of $453 million, depreciation and amortization expenses of $117 million, share-based compensation of $123 million, deferred income tax of $53 million, impairment of intangible assets of $23 million, and accretion of debt discount of $23 million. Cash flow impact from changes in net operating assets and liabilities were driven by increases in accrued liabilities, other long-term liabilities and inventory.

Net cash provided by operating activities in the first three quarters of 2016 consisted of net income of $321 million plus net adjustments of $290 million partially offset by net changes in operating assets and liabilities of $94 million. The primary non-cash expenses added back to net income included depreciation and amortization expenses of $103 million, share-based compensation of $102 million, deferred income tax of $58 million, and accretion of debt discount of $22 million. Cash flow impact from changes in net operating assets included increases in inventory and other assets, and a decrease in accrued liabilities and accounts payable, partially offset by an increase in other long-term liabilities, and decreases in accounts receivable and prepaid expenses.

Investing Activities

Net cash provided by investing activities totaled $101 million for the first three quarters of 2017. We purchased $359 million of available-for-sale securities and $495 million of our available-for-sale securities matured or were sold during the period. We received $278 million from the sale of a portion of our ownership interest in GRAIL. In connection with the sale, we removed $52 million in cash from our condensed consolidated balance sheet as a result of the deconsolidation. We paid $25 million for strategic investments and invested $234 million in capital expenditures, primarily associated with our investment in facilities.

Net cash used in investing activities totaled $341 million for the first three quarters of 2016. We purchased $679 million of available-for-sale securities and $554 million of our available-for-sale securities matured or were sold during the period. We also paid net cash of $18 million for acquisitions and invested $178 million in capital expenditures primarily associated with facilities and the purchase of manufacturing, research, and development equipment.

Financing Activities

Net cash used in financing activities totaled $67 million for the first three quarters of 2017. We used $176 million to repurchase shares of our common stock and $28 million to pay taxes related to net share settlement of equity awards. We received $63 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $79 million. Additionally, $7 million was used by Helix to repay financing obligations.

Net cash used in financing activities totaled $151 million for the first three quarters of 2016. We used $113 million to repurchase shares of our common stock, $76 million to pay taxes related to net share settlement of equity awards, $29 million to pay acquisition related contingent consideration, and $71 million to repay financing obligations. We received $47 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, $5 million in proceeds from issuance of debt related to an outstanding line of credit held by Helix, and $6 million in proceeds from early exercises of equity awards from a subsidiary. Contributions from noncontrolling owners were $80 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2017, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) as described in note 2 of the Notes to the Condensed Consolidated Financial Statements provided in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies and estimates during the first three quarters of 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the nine months ended October 1, 2017, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

During Q3 2017, we continued to monitor and evaluate the operating effectiveness of key controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None during the quarterly period ended October 1, 2017.

Purchases of Equity Securities by the Issuer

The following table summarizes shares repurchased pursuant to our share repurchase program during the three months ended October 1, 2017 (in thousands except for price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 3, 2017 - July 30, 2017	—	—	—	$250,001
July 31, 2017 - August 27, 2017	385	$194.85	385	$175,001
August 28, 2017 - October 1, 2017	—	—	—	$175,001
Total	385	$194.85	385	$175,001
___________
(1) All shares purchased during the three months ended October 1, 2017, were made in open-market transactions under a Rule 10b5-1 plan.

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

ILLUMINA, INC. (registrant)

Date:	October 25, 2017	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer