Form 10-Q
period 2018-04-01
ILLUMINA INC
filed 2018-04-25
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 1, 2018

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

As of April 20, 2018, there were 147 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 1, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,560	$1,225
Short-term investments	813	920
Accounts receivable, net	400	411
Inventory	350	333
Prepaid expenses and other current assets	71	91
Total current assets	3,194	2,980
Property and equipment, net	983	931
Goodwill	775	771
Intangible assets, net	168	175
Deferred tax assets	100	88
Other assets	322	312
Total assets	$5,542	$5,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151	$160
Accrued liabilities	388	432
Build-to-suit lease liability	21	144
Long-term debt, current portion	620	10
Total current liabilities	1,180	746
Long-term debt	710	1,182
Other long-term liabilities	364	360
Redeemable noncontrolling interests	215	220
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	2,897	2,833
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	2,464	2,256
Treasury stock, at cost	(2,354)	(2,341)
Total Illumina stockholders’ equity	3,008	2,749
Noncontrolling interests	65	—
Total stockholders’ equity	3,073	2,749
Total liabilities and stockholders’ equity	$5,542	$5,257
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue:
Product revenue	$628	$491
Service and other revenue	154	107
Total revenue	782	598
Cost of revenue:
Cost of product revenue	174	166
Cost of service and other revenue	62	53
Amortization of acquired intangible assets	8	11
Total cost of revenue	244	230
Gross profit	538	368
Operating expense:
Research and development	137	145
Selling, general and administrative	183	171
Total operating expense	320	316
Income from operations	218	52
Other income (expense):
Interest income	5	4
Interest expense	(11)	(8)
Other income, net	9	455
Total other income, net	3	451
Income before income taxes	221	503
Provision for income taxes	24	155
Consolidated net income	197	348
Add: Net loss attributable to noncontrolling interests	11	19
Net income attributable to Illumina stockholders	$208	$367
Net income attributable to Illumina stockholders for earnings per share	$208	$366
Earnings per share attributable to Illumina stockholders:
Basic	$1.42	$2.50
Diluted	$1.41	$2.48
Shares used in computing earnings per share:
Basic	147	146
Diluted	148	147
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	April 1, 2018	April 2, 2017
Total consolidated net income and comprehensive income	$197	$348
Add: Comprehensive loss attributable to noncontrolling interests	11	19
Comprehensive income attributable to Illumina stockholders	$208	$367
See accompanying notes to the condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Loss	Earnings	Stock	Interests	Equity
Balance as of December 31, 2017	$2	$2,833	$(1)	$2,256	$(2,341)	$—	$2,749
Net income (loss)	—	—	—	208	—	(1)	207
Issuance of common stock, net of repurchases	—	21	—	—	(13)	—	8
Share-based compensation	—	48	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	(5)	—	—	—	—	(5)
Contributions from noncontrolling interest owners	—	—	—	—	—	61	61
Issuance of subsidiary shares	—	—	—	—	—	5	5
Balance as of April 1, 2018	$2	$2,897	$(1)	$2,464	$(2,354)	$65	$3,073

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Consolidated net income	$197	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of GRAIL	—	(453)
Depreciation expense	30	26
Amortization of intangible assets	9	12
Share-based compensation expense	48	50
Accretion of debt discount	8	7
Deferred income taxes	(11)	86
Impairment of intangible assets	—	23
Other	(6)	(2)
Changes in operating assets and liabilities:
Accounts receivable	11	16
Inventory	(17)	1
Prepaid expenses and other current assets	(2)	2
Other assets	(1)	(1)
Accounts payable	2	(3)
Accrued liabilities	(18)	52
Other long-term liabilities	5	4
Net cash provided by operating activities	255	168
Cash flows from investing activities:
Purchases of available-for-sale securities	(598)	(61)
Sales of available-for-sale securities	288	40
Maturities of available-for-sale securities	415	48
Proceeds from sale of GRAIL securities	—	278
Deconsolidation of GRAIL cash	—	(52)
Net purchases of strategic investments	(3)	(7)
Purchases of property and equipment	(90)	(83)
Net cash provided by investing activities	12	163
Cash flows from financing activities:
Payments on financing obligations	(2)	(1)
Common stock repurchases	—	(101)
Taxes paid related to net share settlement of equity awards	(13)	(22)
Proceeds from issuance of common stock	21	22
Contributions from noncontrolling interest owners	61	16
Net cash provided by (used in) financing activities	67	(86)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	335	246
Cash and cash equivalents at beginning of period	1,225	735
Cash and cash equivalents at end of period	$1,560	$981

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

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The unaudited condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities (VIEs) for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

We evaluate our ownership, contractual, and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, a qualitative approach is applied that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously assess whether we are the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the three months ended April 1, 2018, our consolidated VIE, Helix, received additional cash contributions from us and third-party investors in exchange for voting equity interests in Helix. Therefore, we reassessed and concluded that Helix continues to be a variable interest entity and that we remain the primary beneficiary. We have not provided financial or other support during the periods presented to our VIEs that we were not previously contractually required to provide.

The equity method is used to account for investments in which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded within other assets, and the share of net income or losses of equity investments is recognized on a one quarter lag in other income, net.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of equity (net assets) in our consolidated entity, Helix, that is not wholly-owned by us that is not attributable, directly or indirectly, to us. Noncontrolling interests with embedded contingent redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity on the condensed consolidated balance sheets.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended April 1, 2018 and April 2, 2017 were both 13 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three months ended April 1, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services. We adopted Topic 606 using the modified retrospective transition method. The cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the consolidated financial statements for the period ended April 1, 2018 due to the adoption of Topic 606. Furthermore, we expect the impact to be immaterial to our consolidated financial statements going forward.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), which requires equity investments (other than those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. This standard was effective for us beginning in the first quarter of 2018. Based on our elections, our strategic equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient for estimating fair value are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The measurement alternative was applied prospectively and did not result in an adjustment to retained earnings.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for us beginning in the first quarter of 2019. Currently, the standard will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The FASB has proposed an alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While we are continuing to assess the effects of adoption, we believe the new standard will have a material effect on our consolidated financial statements and disclosures. We expect substantially all of our real-estate operating lease commitments will be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. We are currently evaluating the impact of Topic 842 on the consolidated financial statements as it relates to other aspects of our business.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. The standard is effective for us beginning in the first quarter of 2020, with early adoption permitted.  We are currently evaluating the impact of ASU 2016-13 on the consolidated financial statements.

Revenue

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services and instrument service contracts.

We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer or agreed-upon milestones are reached.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expenses when incurred as the amortization period would have been one year or less.

We regularly enter into contracts with multiple performance obligations. Such obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the separate, distinct performance obligations within the contract. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The contract price is allocated to each performance obligation in proportion to its stand-alone selling price. We determine our best estimate of stand-alone selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, we rely upon prices set by our pricing committee, adjusted for applicable discounts.

Contract liabilities, which consists of deferred revenue and customer deposits, as of April 1, 2018 and December 31, 2017 were $184 million and $181 million, respectively, of which the short-term portions of $153 million and $150 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in the three months ended April 1, 2018 includes $68 million of previously deferred revenue that were included in contract liabilities as of December 31, 2017. Contract assets as of April 1, 2018 and December 31, 2017 were not material.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

The following table represents revenue by source (in millions):

	Three Months Ended
	April 1, 2018			April 2, 2017
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$417	$87	$504	$318	$69	$387
Instruments	112	6	118	95	5	100
Other product	5	1	6	4	—	4
Total product revenue	534	94	628	417	74	491
Service and other	96	58	154	78	29	107
Total revenue	$630	$152	$782	$495	$103	$598

Revenue related to our Consolidated VIEs is included in sequencing services and other revenue.

The following table represents revenue by geographic area, based on region of destination (in millions):

	Three Months Ended
	April 1, 2018	April 2, 2017
United States	$416	$325
Europe	184	126
Greater China (1)	78	56
Asia-Pacific (1)	70	67
Other markets	34	24
Total revenue	$782	$598
____________________________________
(1) Revenue for the Greater China region, which consists of China, Taiwan, and Hong Kong, is reported separately from the Asia-Pacific region.

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

The following is the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended
	April 1, 2018	April 2, 2017
Weighted average shares outstanding	147	146
Effect of potentially dilutive common shares from:
Equity awards	1	1
Weighted average shares used in calculating diluted earnings per share	148	147
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	—	1

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in millions):

	April 1, 2018			December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Debt securities in government sponsored entities	$38	$—	$38	$67	$—	$67
Corporate debt securities	375	(2)	373	423	(2)	421
U.S. Treasury securities	403	(1)	402	433	(1)	432
Total available-for-sale debt securities	$816	$(3)	$813	$923	$(3)	$920

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of April 1, 2018 were as follows (in millions):

Estimated Fair Value
Due within one year	$353
After one but within five years	460
Total	$813

We have the ability, if necessary, to liquidate any of our cash equivalents and short-term investments to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

The carrying amounts of our strategic equity investments without readily determinable fair values are initially measured at cost and are remeasured for impairment and observable price changes in orderly transactions for identifiable or similar investments of the same issuer.

As of April 1, 2018 and December 31, 2017, the aggregate carrying amounts of our strategic equity investments without readily determinable fair values were $256 million and $250 million, respectively, included in other assets. Revenue recognized from transactions with such companies for the three months ended April 1, 2018 and April 2, 2017 was $36 million and $23 million, respectively.

We invest in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable over ten years, of which $80 million remains as of April 1, 2018. Our investment in the Fund is accounted for as an equity-method investment. The carrying amounts of the Fund included in other assets were $19 million and $16 million as of April 1, 2018 and December 31, 2017, respectively.

Inventory

Inventory consists of the following (in millions):

	April 1, 2018	December 31, 2017
Raw materials	$95	$93
Work in process	209	188
Finished goods	46	52
Total inventory	$350	$333

Property and Equipment

Property and equipment, net consists of the following (in millions):

	April 1, 2018	December 31, 2017
Leasehold improvements	$477	$331
Machinery and equipment	331	316
Computer hardware and software	207	185
Furniture and fixtures	40	34
Buildings	269	155
Construction in progress	103	326
Total property and equipment, gross	1,427	1,347
Accumulated depreciation	(444)	(416)
Total property and equipment, net	$983	$931

Property and equipment, net included non-cash expenditures of $33 million and $60 million for the three months ended April 1, 2018 and April 2, 2017, respectively, which were excluded from the condensed consolidated statements of cash flows. Such non-cash expenditures included $6 million and $27 million recorded under build-to-suit lease accounting for the three months ended April 1, 2018 and April 2, 2017, respectively.

Intangible Assets and Goodwill

Changes to goodwill during the three months ended April 1, 2018 are as follows (in millions):

Goodwill
Balance as of December 31, 2018	$771
Current period acquisition	4
Balance as of April 1, 2018	$775

We perform regular reviews to determine if any event has occurred that may indicate our identifiable intangible assets are potentially impaired.  During the three months ended April 2, 2017, we performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Also during the three months ended April 2, 2017, we recorded a $5 million impairment charge in research and development related to an in-process research and development project that was determined to have no future alternative use.

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

As of April 1, 2018, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of April 1, 2018 and December 31, 2017, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $113 million and $88 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	April 1, 2018	December 31, 2017
Contract liabilities, current portion	$153	$150
Accrued compensation expenses	125	177
Accrued taxes payable	59	50
Other	51	55
Total accrued liabilities	$388	$432

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

Changes in the reserve for product warranties during the three months ended April 1, 2018 and April 2, 2017 are as follows (in millions):

	Three Months Ended
	April 1, 2018	April 2, 2017
Balance at beginning of period	$17	$13
Additions charged to cost of product revenue	6	4
Repairs and replacements	(7)	(5)
Balance at end of period	$16	$12

Investments in Consolidated VIEs

Helix Holdings I, LLC

In July 2015, we obtained a 50% voting equity ownership interest in Helix Holdings I, LLC (Helix), a limited liability company formed with unrelated third-party investors to pursue the development and commercialization of a marketplace for consumer genomics. We determined that Helix is a VIE as the holders of the at-risk equity investments as a group lack the power to direct the activities of Helix that most significantly impact Helix’s economic performance. Additionally, we determined that we have (a) unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and no one individual party has unilateral power over the remaining significant activities of Helix and (b) the obligation to absorb losses of and the right to receive benefits from Helix that are potentially significant to Helix. As a result, we are deemed to be the primary beneficiary of Helix and are required to consolidate Helix.

As contractually committed, in July 2015, we contributed certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions are recorded at their historical basis as they remain within our control. Helix is financed through cash contributions made by us and the third-party investors in exchange for voting equity interests in Helix. During the three months ended April 1, 2018, we made an additional investment of $68 million in exchange for voting equity interests in Helix. As of April 1, 2018, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

Certain noncontrolling Helix investors may require us to redeem certain noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. As the contingent redemption is outside of our control, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the accompanying condensed consolidated balance sheets. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption fair value at each reporting date. The fair value of the redeemable noncontrolling interests is considered a Level 3 instrument.

As of April 1, 2018, the accompanying condensed consolidated balance sheet includes $121 million of cash and cash equivalents attributable to Helix that will be used to settle their respective obligations and will not be available to settle obligations of Illumina. The remaining assets and liabilities of Helix are not significant to our financial position as of April 1, 2018. Helix has an immaterial impact on our condensed consolidated statements of income and cash flows for the three months ended April 1, 2018.

GRAIL, Inc.

In 2016, we obtained a majority equity ownership interest in GRAIL, a company formed with unrelated third-party investors to develop a blood test for early-stage cancer detection. We determined that GRAIL was a VIE as the entity lacked sufficient equity to finance its activities without additional support. Additionally, we determined that we had (a) control of GRAIL’s board of directors, which had unilateral power over the activities that most significantly impacted the economic performance of GRAIL and (b) the obligation to absorb losses of and the right to receive benefits from GRAIL that were potentially significant to GRAIL. As a result, we were deemed to be the primary beneficiary of GRAIL and were required to consolidate GRAIL.

On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing. Concurrent with the financing, GRAIL repurchased from us 35 million shares of its Series A preferred stock and approximately 34 million shares of its Series A-1 preferred stock for an aggregate purchase price of $278 million. At this time, we ceased to have a controlling financial interest in GRAIL and our equity ownership was reduced from 52% to 19%. Additionally, our voting interest was reduced to 13%, and we no longer have representation on GRAIL’s board of directors. As a result, we deconsolidated GRAIL’s financial statements effective February 28, 2017 and recorded a pretax gain on deconsolidation of $453 million in other income, net. The carrying value of the remaining retained investment recorded in other assets was $185 million as of April 1, 2018 and December 31, 2017. The operations of GRAIL from January 2, 2017 up to February 28, 2017, the date of deconsolidation, are included in the accompanying condensed consolidated statements of income for the three months ended April 2, 2017. During this period, we absorbed approximately 50% of GRAIL’s losses based upon our proportional ownership of GRAIL’s common stock.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the three months ended April 1, 2018 is as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$220
Net loss attributable to noncontrolling interests	(10)
Adjustment up to the redemption value	5
Balance as of April 1, 2018	$215

3. Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017 (in millions):

	April 1, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,282	$—	$—	$1,282	$957	$—	$—	$957
Debt securities in government-sponsored entities	—	38	—	38	—	67	—	67
Corporate debt securities	—	373	—	373	—	421	—	421
U.S. Treasury securities	402	—	—	402	432	—	—	432
Deferred compensation plan assets	—	35	—	35	—	35	—	35
Total assets measured at fair value	$1,684	$446	$—	$2,130	$1,389	$523	$—	$1,912
Liabilities:
Deferred compensation liability	$—	$34	$—	$34	$—	$33	$—	$33

We hold available-for-sale securities that consist of highly-liquid, investment-grade debt securities. We consider information provided by our investment accounting and reporting service provider in the measurement of fair value of our debt securities. The investment service provider provides valuation information from an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. Our deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We perform control procedures to corroborate the fair value of our holdings, including comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validation of pricing sources and models, and review of key model inputs, if necessary.

4. Debt and Other Commitments

Summary of debt obligations

Debt obligations consist of the following (dollars in millions):

	April 1, 2018	December 31, 2017
Principal amount of 2019 Notes outstanding	$633	$633
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(68)	(75)
Net carrying amount of liability component of convertible senior notes	1,082	1,075
Obligations under financing leases	244	113
Other	4	4
Less: current portion	(620)	(10)
Long-term debt	$710	$1,182
Carrying value of equity component of convertible senior notes, net of debt issuance cost	$161	$161
Fair value of convertible senior notes outstanding (Level 2)	$1,333	$1,305
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	2.6 years	2.8 years

Convertible Senior Notes

0% Convertible Senior Notes due 2019 (2019 Notes) and 0.5% Convertible Senior Notes due 2021 (2021 Notes)

In June 2014, we issued $633 million aggregate principal amount of 2019 Notes and $517 million aggregate principal amount of 2021 Notes. We used the net proceeds plus cash on hand to repurchase outstanding debt. The 2019 and 2021 Notes mature on June 15, 2019 and June 15, 2021, respectively, and the implied estimated effective rates of the liability components of the Notes were 2.9% and 3.5%, respectively, assuming no conversion.

Both the 2019 and 2021 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 3.9318 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $254.34 per share), only in the following circumstances and to the following extent: (1) during the five business-day period after any 10 consecutive trading day period (the measurement period) in which the trading price per 2019 and 2021 Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during that quarter) after the calendar quarter ending September 30, 2014, if the last reported sale price of our common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) upon the occurrence of specified events described in the indenture for the 2019 and 2021 Notes; and (4) at any time on or after March 15, 2019 for the 2019 Notes, or March 15, 2021 for the 2021 Notes, through the second scheduled trading day immediately preceding the maturity date.

Neither the 2019 nor the 2021 Notes were convertible as of April 1, 2018 and had no dilutive impact during the three months ended April 1, 2018. If the 2019 and 2021 Notes were converted as of April 1, 2018, the if-converted value would not exceed the principal amount. During the three months ended April 1, 2018, the carrying value of the 2019 Notes was reclassified to short-term as they become convertible within twelve months of the balance sheet date.

Build-to-suit leases

We evaluate whether we are the accounting owner of leased assets during the construction period when we are involved in the construction of leased assets. We are considered the owner of a construction project for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. As of April 1, 2018, and December 31, 2017, we recorded $21 million and $144 million, respectively, in project construction costs paid or reimbursed by the landlord as construction in progress and a corresponding build-to-suit lease liability.

During the three months ended April 1, 2018, construction of a build-to-suit property was completed. We concluded we did not qualify for “sale-leaseback” treatment and the lease is accounted for as a financing obligation. Accordingly, $132 million of construction in progress and build-to-suit lease liability were reclassified to building asset and obligations under financing lease, respectively.

5. Share-based Compensation Expense

Share-based compensation expense is reported in our statements of income as follows (in millions):

	Three Months Ended
	April 1, 2018	April 2, 2017
Cost of product revenue	$4	$3
Cost of service and other revenue	1	—
Research and development	15	14
Selling, general and administrative	28	33
Share-based compensation expense before taxes	48	50
Related income tax benefits	(10)	(11)
Share-based compensation expense, net of taxes	$38	$39

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the three months ended April 1, 2018 are as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.83% - 1.89%
Expected volatility	28% - 44%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$55.83

As of April 1, 2018, approximately $360 million of unrecognized compensation cost related to restricted stock and ESPP shares granted to date is expected to be recognized over a weighted-average period of approximately 2.5 years.

6. Stockholders’ Equity

As of April 1, 2018, approximately 5.5 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity and related information for the three months ended April 1, 2018 is as follows (units in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
			RSU	PSU
Outstanding at December 31, 2017	2,085	542	$172.92	$166.15
Awarded	17	45	$228.79	$164.36
Vested	(61)	—	$151.01	—
Cancelled	(70)	(15)	$168.15	$161.84
Outstanding at April 1, 2018	1,971	572	$174.23	$166.12
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

Stock option activity during the three months ended April 1, 2018 is as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2017	322	$46.93
Exercised	(17)	$41.91
Outstanding and exercisable at April 1, 2018	305	$47.20

ESPP

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the three months ended April 1, 2018, approximately 0.1 million shares were issued under the ESPP. As of April 1, 2018, there were approximately 13.9 million shares available for issuance under the ESPP.

Share Repurchases

On July 28, 2016, our Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $250 million of outstanding common stock. During the three months ended April 2, 2017, we repurchased 0.6 million shares for $101 million, completing the share repurchase program.

On May 4, 2017, our Board of Directors authorized an additional share repurchase program to repurchase $250 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $100 million of our common stock remained available as of April 1, 2018.

7. Income Taxes

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended April 1, 2018 was 10.6%. The variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix.

We continue to evaluate the impacts of U.S. Tax Reform as we interpret the legislation, including the newly-enacted global intangible low-taxed income (GILTI) provisions which subject our foreign earnings to a minimum level of tax. Because of the complexities of the new legislation, we have not yet elected an accounting policy for GILTI and therefore have only included GILTI related to current year operations in our estimated provision for income taxes. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both acceptable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves we will make an appropriate accounting method election.

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

9. Segment Information

We have two reportable segments: Core Illumina and one segment related to the combined activities of our consolidated VIEs, GRAIL and Helix (Consolidated VIEs). Following the GRAIL deconsolidation on February 28, 2017, our Consolidated VIEs no longer include GRAIL.

We report segment information based on the management approach. This approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenue and income (loss) from operations. Based on the information used by the CODM, we have determined our reportable segments as follows:

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all operations, excluding the results of the consolidated VIEs.

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

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue:
Core Illumina	$783	$598
Consolidated VIEs	3	1
Elimination of intersegment revenue	(4)	(1)
Consolidated revenue	$782	$598

Income (loss) from operations:
Core Illumina	$238	$84
Consolidated VIEs	(21)	(34)
Elimination of intersegment earnings	1	2
Consolidated income from operations	$218	$52

The following table presents the total assets of each reportable segment (in millions):

	April 1, 2018	December 31, 2017
Core Illumina	$5,465	$5,223
Consolidated VIEs	155	45
Elimination of intersegment assets	(78)	(11)
Consolidated total assets	$5,542	$5,257

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

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” at the end of this MD&A section for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results are not necessarily indicative of results that may occur in future periods.

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

About Illumina

We have two reportable segments: Illumina’s core operations (Core Illumina) and one segment related to the combined activities of our consolidated VIEs, GRAIL and Helix (Consolidated VIEs). Following the GRAIL deconsolidation on February 28, 2017, our Consolidated VIEs no longer include GRAIL. For information on GRAIL and Helix, refer to notes 2 and 9 of the Notes to the Condensed Consolidated Financial Statements provided in this report.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Financial Overview

Consolidated financial highlights for Q1 2018 include the following:

•
Net revenue increased 31% during Q1 2018 to $782 million compared to $598 million in Q1 2017 due to the growth in sales of our sequencing consumables and genotyping services, as well as increased shipments of our NovaSeq instrument, partially offset by lower shipments of our HiSeq instruments. We expect our revenue to continue to increase in 2018.

•
Gross profit as a percentage of revenue (gross margin) was 68.8% in Q1 2018 compared to 61.5% in Q1 2017. The gross margin increase was primarily driven by favorable service margins and an increase in consumables, which generate higher gross margins, as a percentage of revenue. Gross margin also increased due to the impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in Q1 2017. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue increased to 27.8% in Q1 2018 compared to 8.7% in Q1 2017 primarily due to increased revenue, improved gross margins, and a decrease in operating expenses as a result of the deconsolidation of GRAIL in Q1 2017. We expect research and development and selling, general and administrative expenses to continue to grow.

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

Our effective tax rate was 10.6% in Q1 2018 compared to 30.8% in Q1 2017. The variance from the U.S. federal statutory tax rate of 21% in Q1 2018 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Based on our initial interpretation and analysis of U.S. Tax Reform and projected future financial results, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates. As further information is gathered, and interpretation and analysis of the tax legislation evolves, we will update our estimate of the future effective tax rate.

•	Cash, cash equivalents, and short-term investments were $2 billion as of April 1, 2018, of which approximately $1 billion was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q1 2018	Q1 2017
Revenue:
Product revenue	80.3%	82.1%
Service and other revenue	19.7	17.9
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	22.3	27.8
Cost of service and other revenue	7.9	8.9
Amortization of acquired intangible assets	1.0	1.8
Total cost of revenue	31.2	38.5
Gross profit	68.8	61.5
Operating expense:
Research and development	17.5	24.2
Selling, general and administrative	23.5	28.6
Total operating expense	41.0	52.8
Income from operations	27.8	8.7
Other income (expense):
Interest income	0.6	0.7
Interest expense	(1.4)	(1.3)
Other income, net	1.2	76.0
Total other income, net	0.4	75.4
Income before income taxes	28.2	84.1
Provision for income taxes	3.0	25.9
Consolidated net income	25.2	58.2
Add: Net loss attributable to noncontrolling interests	1.4	3.2
Net income attributable to Illumina stockholders	26.6%	61.4%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three-month periods ended April 1, 2018 and April 2, 2017 were both 13 weeks.
Revenue

(Dollars in millions)	Q1 2018	Q1 2017	Change	% Change
Consumables	$504	$387	$117	30%
Instruments	118	100	18	18
Other product	6	4	2	50
Total product revenue	628	491	137	28
Service and other revenue	154	107	47	44
Total revenue	$782	$598	$184	31%

Other product revenue consists primarily of freight. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

The increase in consumables revenue in Q1 2018 compared to Q1 2017 was primarily due to a $99 million increase in sequencing consumables revenue driven by growth in the instrument installed base. Instrument revenue increased in Q1 2018 compared to Q1 2017 primarily due to a $17 million increase in sequencing instruments revenue driven by shipments of our NovaSeq instrument, partially offset by lower shipments of our HiSeq instruments. Service and other revenue increased in Q1 2018 compared to Q1 2017 as a result of increased revenue from genotyping and sequencing services.

Gross Margin

(Dollars in millions)	Q1 2018	Q1 2017	Change	% Change
Gross profit	$538	$368	$170	46%
Gross margin	68.8%	61.5%

The gross margin increase in Q1 2018 from Q1 2017 was primarily driven by favorable service margins and an increase in consumables, which generate higher gross margins, as a percentage of revenue. Gross margin also increased due to the $18 million impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in Q1 2017.

Operating Expense

(Dollars in millions)	Q1 2018	Q1 2017	Change	% Change
Research and development	$137	$145	$(8)	(6)%
Selling, general and administrative	183	171	12	7
Total operating expense	$320	$316	$4	1%

Core Illumina R&D expense decreased by $1 million, or 1%, in Q1 2018 from Q1 2017 primarily due to a $5 million impairment of in-process research and development recorded in Q1 2017, partially offset by increased headcount as we continue to invest in the research and development of new products and enhancements to existing products. R&D expense of our Consolidated VIEs decreased by $7 million primarily due to the deconsolidation of GRAIL in Q1 2017.

Core Illumina SG&A expense increased by $22 million, or 14%, in Q1 2018 from Q1 2017 primarily due to increased headcount to support the continued growth and scale of our operations, partially offset by a reduction in legal contingencies. SG&A expense of our Consolidated VIEs decreased by $10 million primarily due to the deconsolidation of GRAIL in Q1 2017.

Other Income (Expense)

(Dollars in millions)	Q1 2018	Q1 2017	Change	% Change
Interest income	$5	$4	$1	25%
Interest expense	(11)	(8)	(3)	38
Other income, net	9	455	(446)	(98)
Total other income, net	$3	$451	$(448)	(99)%

Other income (expense) primarily relates to Core Illumina for all periods presented.

Interest income increased in Q1 2018 compared to Q1 2017 as a result of higher yields on our investments and higher cash and cash-equivalent balances. Interest expense consists primarily of accretion of discount on our convertible senior notes and interest recorded on our financing obligations related to our build-to-suit properties.

Other income, net decreased in Q1 2018 compared to Q1 2017 primarily due to a $453 million gain recorded on the deconsolidation of GRAIL in Q1 2017. Other income, net in Q1 2018 primarily consists of gains recorded on our strategic investments.

Provision for Income Taxes

(Dollars in millions)	Q1 2018	Q1 2017	Change	% Change
Income before income taxes	$221	$503	$(282)	(56)%
Provision for income taxes	24	155	(131)	(85)
Consolidated net income	$197	$348	$(151)	(43)%
Effective tax rate	10.6%	30.8%

Our effective tax rate was 10.6% for Q1 2018 compared to 30.8% in Q1 2017. The variance from the U.S. federal effective tax rate of 21% in Q1 2018 was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix. The variance from the U.S. federal statutory tax rate of 35% in Q1 2017 was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, partially offset by the discrete tax impact from the gain on deconsolidation of GRAIL.

Liquidity and Capital Resources

At April 1, 2018, we had approximately $1.6 billion in cash and cash equivalents, of which approximately $880 million was held by our foreign subsidiaries. Cash and cash equivalents held by Helix as of April 1, 2018 were $121 million. Cash and cash equivalents increased by $335 million from December 31, 2017, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. We currently do not expect our foreign earnings generated in 2018 to be indefinitely invested in the foreign jurisdictions.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of April 1, 2018, we had $813 million in short-term investments. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	potential early repayment of debt obligations;

•	the expansion needs of our facilities, including costs of leasing and building out additional facilities;

•	repurchases of our outstanding common stock; and

•	the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred in accordance with the Tax Cuts and Jobs Act (U.S. Tax Reform) enacted on December 22, 2017.

Our convertible senior notes due in 2019 and 2021 were not convertible as of April 1, 2018. Our convertible senior notes due in 2019 are convertible at any time on or after March 15, 2019.

On May 4, 2017, our Board of Directors authorized a share repurchase program to repurchase $250 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $100 million of our common stock remained available as of April 1, 2018.

Certain noncontrolling Helix investors may require Illumina to redeem certain noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of April 1, 2018 was $215 million.

We have $80 million remaining in our capital commitment to the venture capital investment fund as of April 1, 2018.

We expect that our revenue and the resulting income from operations, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	Q1 2018	Q1 2017
Net cash provided by operating activities	$255	$168
Net cash provided by investing activities	12	163
Net cash provided by (used in) financing activities	67	(86)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	$335	$246

Operating Activities

Net cash provided by operating activities in Q1 2018 consisted of net income of $197 million plus net adjustments of $78 million partially offset by net changes in operating assets and liabilities of $20 million. The primary non-cash adjustments to net income included depreciation and amortization expenses of $39 million, share-based compensation of $48 million, and accretion of debt discount of $8 million, partially offset by deferred income taxes of $11 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by a decrease in accrued liabilities and an increase in inventory, partially offset by a decrease in accounts receivable and increases in accounts payable and other long-term liabilities.

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

Investing Activities

Net cash provided by investing activities in Q1 2018 totaled $12 million. We purchased $598 million of available-for-sale securities and $703 million of our available-for-sale securities matured or were sold during the period. We invested $90 million in capital expenditures, primarily associated with our investment in facilities.

Net cash provided by investing activities in Q1 2017 totaled $163 million. We received $278 million from the sale of a portion of our ownership interest in GRAIL. In connection with the sale, we removed $52 million in cash from our condensed consolidated balance sheet as a result of the deconsolidation. We purchased $61 million of available-for-sale securities and $88 million of our available-for-sale securities matured or were sold during the period. We also invested $83 million in capital expenditures primarily associated with our investment in facilities.

Financing Activities

Net cash provided by financing activities in Q1 2018 totaled $67 million. We received $21 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $61 million. We used $13 million to pay taxes related to net share settlement of equity awards.

Net cash used in financing activities in Q1 2017 totaled $86 million. We used $101 million to repurchase our common stock and $22 million to pay taxes related to net share settlement of equity awards. We received $22 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $16 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2018, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as described in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements provided in this report, there were no material changes to our critical accounting policies and estimates during Q1 2018.

Recent Accounting Pronouncements

For summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Summary of Significant Accounting Policies” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Consideration Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “continue,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “potential,” “predict,” should,” “will,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking.  Examples of forward-looking statements include, among others, statements we make regarding:

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

•	our expectations of the effect on our financial condition of claims, litigation, contingent liabilities, and governmental investigations, proceedings, and regulations;

•	our strategies or expectations for product development, market position, financial results, and reserves;

•	our expectations regarding the integration of any acquired technologies with our existing technology; and

•	other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.

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

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the three months ended April 1, 2018, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

During Q1 2018, we continued to monitor and evaluate the operating effectiveness of key controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, we are currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. In the event opposing litigants or claims ultimately succeed at trial and any subsequent appeals on their claims, any potential loss or charges in excess of any established accruals, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated January 18, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	April 25, 2018	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer