Form 10-Q
period 2018-07-01
ILLUMINA INC
filed 2018-07-31
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 1, 2018

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

As of July 27, 2018, there were 147 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	July 1, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,344	$1,225
Short-term investments	1,168	920
Accounts receivable, net	395	411
Inventory	362	333
Prepaid expenses and other current assets	68	91
Total current assets	3,337	2,980
Property and equipment, net	1,036	931
Goodwill	831	771
Intangible assets, net	205	175
Deferred tax assets	108	88
Other assets	334	312
Total assets	$5,851	$5,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149	$160
Accrued liabilities	422	432
Build-to-suit lease liability	21	144
Long-term debt, current portion	625	10
Total current liabilities	1,217	746
Long-term debt	723	1,182
Other long-term liabilities	343	360
Redeemable noncontrolling interests	217	220
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	2,939	2,833
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	2,673	2,256
Treasury stock, at cost	(2,356)	(2,341)
Total Illumina stockholders’ equity	3,257	2,749
Noncontrolling interests	94	—
Total stockholders’ equity	3,351	2,749
Total liabilities and stockholders’ equity	$5,851	$5,257
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue:
Product revenue	$673	$543	$1,301	$1,034
Service and other revenue	157	119	311	227
Total revenue	830	662	1,612	1,261
Cost of revenue:
Cost of product revenue	181	168	355	334
Cost of service and other revenue	65	50	127	104
Amortization of acquired intangible assets	9	10	17	21
Total cost of revenue	255	228	499	459
Gross profit	575	434	1,113	802
Operating expense:
Research and development	151	130	288	275
Selling, general and administrative	197	161	380	332
Total operating expense	348	291	668	607
Income from operations	227	143	445	195
Other income (expense):
Interest income	11	5	16	9
Interest expense	(11)	(8)	(22)	(16)
Other income, net	5	1	14	457
Total other income (expense), net	5	(2)	8	450
Income before income taxes	232	141	453	645
Provision for income taxes	32	21	56	177
Consolidated net income	200	120	397	468
Add: Net loss attributable to noncontrolling interests	9	8	20	27
Net income attributable to Illumina stockholders	$209	$128	$417	$495
Net income attributable to Illumina stockholders for earnings per share	$209	$128	$417	$494
Earnings per share attributable to Illumina stockholders:
Basic	$1.42	$0.87	$2.84	$3.38
Diluted	$1.41	$0.87	$2.82	$3.35
Shares used in computing earnings per share:
Basic	147	146	147	146
Diluted	148	147	148	147
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Consolidated net income	$200	$120	$397	$468
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	1	—	1
Total consolidated comprehensive income	$200	$121	$397	$469
Add: Comprehensive loss attributable to noncontrolling interests	9	8	20	27
Comprehensive income attributable to Illumina stockholders	$209	$129	$417	$496
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Loss	Earnings	Stock	Interests	Equity
Balance as of December 31, 2017	$2	$2,833	$(1)	$2,256	$(2,341)	$—	$2,749
Net income (loss)	—	—	—	417	—	(3)	414
Issuance of common stock, net of repurchases	—	22	—	—	(15)	—	7
Share-based compensation	—	98	—	—	—	—	98
Adjustment to the carrying value of redeemable noncontrolling interests	—	(13)	—	—	—	—	(13)
Contributions from noncontrolling interest owners	—	—	—	—	—	92	92
Issuance of subsidiary shares	—	—	—	—	—	5	5
Vesting of redeemable equity awards	—	(1)	—	—	—	—	(1)
Balance as of July 1, 2018	$2	$2,939	$(1)	$2,673	$(2,356)	$94	$3,351

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Consolidated net income	$397	$468
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of GRAIL	—	(453)
Depreciation expense	65	52
Amortization of intangible assets	19	24
Share-based compensation expense	98	89
Accretion of debt discount	16	15
Deferred income taxes	(22)	66
Impairment of intangible assets	—	23
Other	(6)	(5)
Changes in operating assets and liabilities:
Accounts receivable	12	14
Inventory	(28)	(9)
Prepaid expenses and other current assets	1	5
Other assets	(5)	(3)
Accounts payable	1	—
Accrued liabilities	17	41
Other long-term liabilities	(15)	19
Net cash provided by operating activities	550	346
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,137)	(86)
Sales of available-for-sale securities	332	139
Maturities of available-for-sale securities	556	96
Net cash paid for acquisitions	(100)	—
Proceeds from sale of GRAIL securities	—	278
Deconsolidation of GRAIL cash	—	(52)
Net purchases of strategic investments	(9)	(25)
Purchases of property and equipment	(167)	(152)
Net cash (used in) provided by investing activities	(525)	198
Cash flows from financing activities:
Payments on financing obligations	(2)	(6)
Payments on acquisition related contingent consideration liability	—	(3)
Proceeds from issuance of debt	—	5
Common stock repurchases	—	(101)
Taxes paid related to net share settlement of equity awards	(15)	(24)
Proceeds from issuance of common stock	22	31
Contributions from noncontrolling interest owners	92	36
Net cash provided by (used in) financing activities	97	(62)
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Net increase in cash and cash equivalents	119	484
Cash and cash equivalents at beginning of period	1,225	735
Cash and cash equivalents at end of period	$1,344	$1,219

See accompanying notes to condensed consolidated financial statements.

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

We evaluate our ownership, contractual, and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, a qualitative approach is applied that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the six months ended July 1, 2018, our consolidated VIE, Helix, received additional cash contributions from us and third-party investors in exchange for voting equity interests in Helix. Therefore, we reassessed and concluded that Helix continued to be a variable interest entity and that we remained the primary beneficiary. During the periods presented, we have not provided any other financial or other support to our VIEs that we were not contractually required to provide.

The equity method is used to account for investments in which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded within other assets, and the share of net income or losses of equity investments is recognized on a one quarter lag in other income, net.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of equity (net assets) in Helix, our consolidated but not wholly-owned entity, that is neither directly nor indirectly attributable to us. Noncontrolling interests with embedded contingent redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interests are presented outside of stockholders’ equity on the condensed consolidated balance sheets.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six months ended July 1, 2018 and July 2, 2017 were both 13 and 26 weeks, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three and six months ended July 1, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services. We adopted Topic 606 using the modified retrospective transition method. The cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the condensed consolidated financial statements for the three and six months ended July 1, 2018 due to the adoption of Topic 606.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for us beginning in the first quarter of 2019. Currently, the standard will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The FASB has proposed an alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to utilize this alternative adoption method, if finalized by the FASB. In order to adopt the new standard in the first quarter of fiscal 2019, we are currently designing and implementing changes to our systems, processes, policies, and controls for lease accounting. We expect to elect the standard’s package of practical expedients on adoption, which allows us to carry forward our historical assessment of whether existing agreements contain a lease and the classification of our existing lease agreements. We do not expect to elect the standard’s available hindsight practical expedient on adoption. While we continue to review our existing lease agreements and assess the effects of adoption, we believe the new standard will have a material effect on our consolidated financial statements and disclosures. We expect substantially all of our real-estate operating lease commitments will be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet. We are currently evaluating the impact of Topic 842 on the consolidated financial statements as it relates to other aspects of our business.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for us beginning in the first quarter of 2020, with early adoption permitted.  We are currently evaluating the expected impact of ASU 2016-13 on our consolidated financial statements.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment; the term between invoicing and when payment is due is not significant. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer or agreed-upon milestones are reached.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

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

The contract price is allocated to each performance obligation in proportion to its standalone selling price. We determine our best estimate of standalone selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, we rely upon prices set by our pricing committee, adjusted for applicable discounts.

Contract liabilities, which consist of deferred revenue and customer deposits, as of July 1, 2018 and December 31, 2017 were $196 million and $181 million, respectively, of which the short-term portions of $168 million and $150 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in the three and six months ended July 1, 2018 included $34 million and $102 million of previously deferred revenue that was included in contract liabilities as of December 31, 2017. Contract assets as of July 1, 2018 and December 31, 2017 were not material.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

The following tables represent revenue by source (in millions):

	Three Months Ended
	July 1, 2018			July 2, 2017
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$455	$85	$540	$338	$64	$402
Instruments	123	4	127	130	6	136
Other product	6	—	6	5	—	5
Total product revenue	584	89	673	473	70	543
Service and other revenue	106	51	157	77	42	119
Total revenue	$690	$140	$830	$550	$112	$662

	Six Months Ended
	July 1, 2018			July 2, 2017
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$873	$172	$1,045	$656	$132	$788
Instruments	235	9	244	225	11	236
Other product	11	1	12	9	1	10
Total product revenue	1,119	182	1,301	890	144	1,034
Service and other revenue	202	109	311	155	72	227
Total revenue	$1,321	$291	$1,612	$1,045	$216	$1,261

Revenue related to our Consolidated VIEs is included in sequencing services and other revenue.

The following table represents revenue by geographic area, based on region of destination (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
United States	$445	$374	$861	$699
Europe	196	145	380	271
Greater China (1)	107	78	185	134
Asia-Pacific (1)	55	46	125	113
Other markets	27	19	61	44
Total revenue	$830	$662	$1,612	$1,261
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

The following is the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Weighted average shares outstanding	147	146	147	146
Effect of potentially dilutive common shares from:
Equity awards	1	1	1	1
Weighted average shares used in calculating diluted earnings per share	148	147	148	147

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in millions):

	July 1, 2018			December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Debt securities in government sponsored entities	$25	$—	$25	$67	$—	$67
Corporate debt securities	643	(1)	642	423	(2)	421
U.S. Treasury securities	504	(3)	501	433	(1)	432
Total available-for-sale debt securities	$1,172	$(4)	$1,168	$923	$(3)	$920

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of July 1, 2018 were as follows (in millions):

Estimated Fair Value
Due within one year	$525
After one but within five years	643
Total	$1,168

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

As of July 1, 2018 and December 31, 2017, the aggregate carrying amounts of our strategic equity investments without readily determinable fair values were $263 million and $250 million, respectively, included in other assets. Revenue recognized from transactions with such companies was $36 million and $72 million, respectively, for the three and six months ended July 1, 2018 and $35 million and $58 million, respectively, for the three and six months ended July 2, 2017.

We invest in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable over ten years, of which $77 million remains as of July 1, 2018. Our investment in the Fund is accounted for as an equity-method investment. The carrying amounts of the Fund included in other assets were $21 million and $16 million as of July 1, 2018 and December 31, 2017, respectively.

Inventory

Inventory consisted of the following (in millions):

	July 1, 2018	December 31, 2017
Raw materials	$101	$93
Work in process	212	188
Finished goods	49	52
Total inventory	$362	$333

Property and Equipment

Property and equipment, net consisted of the following (in millions):

	July 1, 2018	December 31, 2017
Leasehold improvements	$483	$331
Machinery and equipment	347	316
Computer hardware and software	214	185
Furniture and fixtures	41	34
Buildings	279	155
Construction in progress	148	326
Total property and equipment, gross	1,512	1,347
Accumulated depreciation	(476)	(416)
Total property and equipment, net	$1,036	$931

Property and equipment, net included non-cash expenditures of $42 million and $94 million for the six months ended July 1, 2018 and July 2, 2017, respectively, which were excluded from the condensed consolidated statements of cash flows. Such non-cash expenditures included $16 million and $60 million recorded under build-to-suit lease accounting for the six months ended July 1, 2018 and July 2, 2017, respectively.

Intangible Assets and Goodwill

On May 14, 2018, we acquired Edico Genome, a provider of data analysis acceleration solutions for next-generation sequencing (NGS) for total cash consideration of $100 million, net of cash acquired. As a result of this transaction, we recorded $56 million as goodwill. In addition, we recorded developed technology of $45 million and a trade name of $1 million, with useful lives of 10 and 3 years, respectively.

We test the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require us to estimate the fair value of each reporting unit annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment is required. We performed the annual assessment for goodwill impairment in the second quarter of 2018, noting no impairment.

Changes to goodwill during the six months ended July 1, 2018 were as follows (in millions):

Goodwill
Balance as of December 31, 2017	$771
Current period acquisitions	60
Balance as of July 1, 2018	$831

We perform regular reviews to determine if any event has occurred that may indicate our identifiable intangible assets are potentially impaired.  During the six months ended July 2, 2017, we performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Also during the six months ended July 2, 2017, we recorded a $5 million impairment charge in research and development related to an in-process research and development project that was determined to have no future alternative use.

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

As of July 1, 2018, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of July 1, 2018 and December 31, 2017, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $95 million and $88 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	July 1, 2018	December 31, 2017
Contract liabilities, current portion	$168	$150
Accrued compensation expenses	142	177
Accrued taxes payable	67	50
Other	45	55
Total accrued liabilities	$422	$432

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

Changes in the reserve for product warranties during the three and six months ended July 1, 2018 and July 2, 2017 were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Balance at beginning of period	$16	$12	$17	$13
Additions charged to cost of product revenue	6	7	12	11
Repairs and replacements	(7)	(5)	(14)	(10)
Balance at end of period	$15	$14	$15	$14

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

As contractually committed, in July 2015, we contributed certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions were recorded at their historical basis as they remained within our control. Helix is financed through cash contributions made by us and the third-party investors in exchange for voting equity interests in Helix. During the six months ended July 1, 2018, we made additional investments of $100 million in exchange for voting equity interests in Helix. As of July 1, 2018, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

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

As of July 1, 2018, the accompanying condensed consolidated balance sheet included $171 million of cash and cash equivalents attributable to Helix that will be used to settle its respective obligations and will not be available to settle obligations of Illumina. The remaining assets and liabilities of Helix were not significant to our financial position as of July 1, 2018. Helix had an immaterial impact on our condensed consolidated statements of income and cash flows for the three and six months ended July 1, 2018.

GRAIL, Inc.

In 2016, we obtained a majority equity ownership interest in GRAIL, a company formed with unrelated third-party investors to develop a blood test for early-stage cancer detection. At that time, we determined that GRAIL was a VIE as the entity lacked sufficient equity to finance its activities without additional support. Additionally, we determined that we were the primary beneficiary of GRAIL and were required to consolidate GRAIL. On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing, we ceased to have a controlling financial interest in GRAIL, and our equity ownership was reduced from 52% to 19%. Additionally, our voting interest was reduced to 13% and we no longer had representation on GRAIL’s board of directors. As a result, we deconsolidated GRAIL’s financial statements effective February 28, 2017 and recorded a pretax gain on deconsolidation of $453 million in other income, net. The operations of GRAIL from January 2, 2017 up to February 28, 2017, the date of deconsolidation, were included in the accompanying condensed consolidated statements of income for the six months ended July 2, 2017. During this period, we absorbed approximately 50% of GRAIL’s losses based upon our proportional ownership of GRAIL’s common stock.

The carrying value of the investment recorded in other assets was $189 million and $185 million as of July 1, 2018 and December 31, 2017, respectively.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the six months ended July 1, 2018 was as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$220
Vesting of redeemable equity awards	1
Net loss attributable to noncontrolling interests	(17)
Adjustment up to the redemption value	13
Balance as of July 1, 2018	$217

3. Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of July 1, 2018 and December 31, 2017 (in millions):

	July 1, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,015	$—	$—	$1,015	$957	$—	$—	$957
Debt securities in government-sponsored entities	—	25	—	25	—	67	—	67
Corporate debt securities	—	642	—	642	—	421	—	421
U.S. Treasury securities	501	—	—	501	432	—	—	432
Deferred compensation plan assets	—	37	—	37	—	35	—	35
Total assets measured at fair value	$1,516	$704	$—	$2,220	$1,389	$523	$—	$1,912
Liabilities:
Deferred compensation liability	$—	$35	$—	$35	$—	$33	$—	$33

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

4. Debt and Other Commitments

Summary of debt obligations

Debt obligations consisted of the following (dollars in millions):

	July 1, 2018	December 31, 2017
Principal amount of 2019 Notes outstanding	$633	$633
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(60)	(75)
Net carrying amount of liability component of convertible senior notes	1,090	1,075
Obligations under financing leases	254	113
Other	4	4
Less: current portion	(625)	(10)
Long-term debt	$723	$1,182
Carrying value of equity component of convertible senior notes, net of debt issuance cost	$161	$161
Fair value of convertible senior notes outstanding (Level 2)	$1,427	$1,305
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	2.4 years	2.8 years

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

During the six months ended July 1, 2018, the market price of our common stock exceeded the conversion price of $254.34 and the potential dilutive impact of the 2019 and 2021 notes has been included in our calculation of diluted earnings per share. Neither the 2019 nor the 2021 Notes were convertible as of July 1, 2018. If the 2019 and 2021 Notes were converted as of July 1, 2018, the if-converted value would exceed the principal amount by $127 million. During the six months ended July 1, 2018, the carrying value of the 2019 Notes was reclassified to short-term as they become convertible within twelve months of the balance sheet date.

Build-to-suit leases

We evaluate whether we are the accounting owner of leased assets during the construction period when we are involved in the construction of leased assets. As of July 1, 2018, we were considered the owner of a construction project for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. As of July 1, 2018, and December 31, 2017, we recorded $21 million and $144 million, respectively, in project construction costs paid or reimbursed by the landlord as construction in progress and a corresponding build-to-suit lease liability.

During the six months ended July 1, 2018, construction of a build-to-suit property was completed. We concluded we did not qualify for “sale-leaseback” treatment and the lease is accounted for as a financing obligation. Accordingly, $142 million of construction in progress and build-to-suit lease liability were reclassified to building asset and obligations under financing leases, respectively.

5. Share-based Compensation Expense

Share-based compensation expense reported in our statements of income was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Cost of product revenue	$4	$3	$8	$6
Cost of service and other revenue	1	1	2	1
Research and development	15	12	30	26
Selling, general and administrative	30	23	58	56
Share-based compensation expense before taxes	50	39	98	89
Related income tax benefits	(11)	(12)	(21)	(23)
Share-based compensation expense, net of taxes	$39	$27	$77	$66

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the six months ended July 1, 2018 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	1.22% - 1.89%
Expected volatility	29% - 39%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$58.09

As of July 1, 2018, approximately $328 million of unrecognized compensation cost related to restricted stock and ESPP shares granted to date was expected to be recognized over a weighted-average period of approximately 2.3 years.

6. Stockholders’ Equity

As of July 1, 2018, approximately 5.5 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity and related information for the six months ended July 1, 2018 was as follows (units in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
			RSU	PSU
Outstanding at December 31, 2017	2,085	542	$172.92	$166.15
Awarded	60	172	$257.00	$170.08
Vested	(103)	—	$159.10	—
Cancelled	(132)	(20)	$169.22	$163.78
Outstanding at July 1, 2018	1,910	694	$176.56	$167.19
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

Stock option activity during the six months ended July 1, 2018 was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2017	322	$46.93
Exercised	(63)	$34.15
Outstanding and exercisable at July 1, 2018	259	$50.01

ESPP

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the six months ended July 1, 2018, approximately 0.1 million shares were issued under the ESPP. As of July 1, 2018, there were approximately 13.9 million shares available for issuance under the ESPP.

Share Repurchases

On July 28, 2016, our Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $250 million of outstanding common stock. During the year ended December 31, 2017, we repurchased 0.6 million shares for $101 million, completing the share repurchase program.

On May 4, 2017, our Board of Directors authorized a share repurchase program to repurchase $250 million of outstanding common stock. During the year ended December 31, 2017, we repurchased 0.8 million shares for $150 million from this program.

On May 1, 2018, our Board of Directors authorized an additional share repurchase program to repurchase $150 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $250 million of our common stock remained available as of July 1, 2018.

7. Income Taxes

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and six months ended July 1, 2018 were 13.9% and 12.3%, respectively. For the three and six months ended July 1, 2018, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. For the six months ended July 1, 2018, the decrease from the federal statutory rate was also attributable to the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix.

We continue to evaluate the impacts of U.S. Tax Reform as we interpret the legislation, including the newly-enacted global intangible low-taxed income (GILTI) provisions which subject our foreign earnings to a minimum level of tax. Because of the complexities of the new legislation, we have not yet elected an accounting policy for GILTI and, therefore, have only included GILTI related to current year operations in our estimated provision for income taxes. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost is acceptable. Once further information is gathered and interpretation and analysis of the tax legislation evolves, we will make an appropriate accounting method election.

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

9. Segment Information

We have two reportable segments: Core Illumina and one segment related to the combined activities of our Consolidated VIEs. Our Consolidated VIEs currently include only the operations of Helix, whereas prior to the deconsolidation of GRAIL on February 28, 2017, our Consolidated VIEs included the combined operations of GRAIL and Helix.

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

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue:
Core Illumina	$829	$664	$1,612	$1,262
Consolidated VIEs	3	2	6	3
Elimination of intersegment revenue	(2)	(4)	(6)	(4)
Consolidated revenue	$830	$662	$1,612	$1,261

Income (loss) from operations:
Core Illumina	$246	$160	$484	$244
Consolidated VIEs	(20)	(16)	(41)	(50)
Elimination of intersegment earnings	1	(1)	2	1
Consolidated income from operations	$227	$143	$445	$195

The following table presents the total assets of each reportable segment (in millions):

	July 1, 2018	December 31, 2017
Core Illumina	$5,760	$5,223
Consolidated VIEs	199	45
Elimination of intersegment assets	(108)	(11)
Consolidated total assets	$5,851	$5,257

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

About Illumina

We have two reportable segments: Illumina’s core operations (Core Illumina) and one segment related to the activities of our Consolidated VIEs. Our Consolidated VIEs currently include only the operations of Helix, whereas prior to the GRAIL deconsolidation on February 28, 2017, our Consolidated VIEs included the combined operations of GRAIL and Helix. For information on GRAIL and Helix, refer to notes 2 and 9 of the Notes to the Condensed Consolidated Financial Statements provided in this report.

Our focus on innovation has established us as the global leader in DNA sequencing and array-based technologies, serving customers in the research, clinical and applied markets. Our products are used for applications in the life sciences, oncology, reproductive health, agriculture and other emerging segments.

Our customers include a broad range of academic, government, pharmaceutical, biotechnology, and other leading institutions around the globe.

Our comprehensive line of products addresses the scale of experimentation and breadth of functional analysis to advance disease research, drug development, and the development of molecular tests. This portfolio of leading-edge sequencing and array-based solutions address a range of genomic complexity and throughput, enabling researchers and clinical practitioners to select the best solution for their scientific challenge.

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

Financial Overview

Consolidated financial highlights for the first half of 2018 included the following:

•
Net revenue increased 28% during the first half of 2018 to $1.6 billion compared to $1.3 billion in the first half of 2017 due to the growth in sales of our consumables, services and instruments, primarily driven by increases in sequencing. We expect our revenue to continue to increase in 2018.

•
Gross profit as a percentage of revenue (gross margin) was 69.0% in the first half of 2018 compared to 63.6% in the first half of 2017. The gross margin increase was primarily driven by an increase in consumables as a percentage of revenue, which generate higher gross margins, and the impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in the first half of 2017. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue increased to 27.6% in the first half of 2018 compared to 15.5% in the first half of 2017 primarily due to increased revenue, improved gross margins, and a decrease in operating expenses as a percentage of revenue. We expect our operating expenses to continue to grow on an absolute basis.

•
Our effective tax rate was 12.3% in the first half of 2018 compared to 27.4% in the first half of 2017. The variance from the U.S. federal statutory tax rate of 21% in the first half of 2018 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix.

•	Cash, cash equivalents, and short-term investments were $2.5 billion as of July 1, 2018, of which approximately $655 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q2 2018	Q2 2017	YTD 2018	YTD 2017
Revenue:
Product revenue	81.1%	82.0%	80.7%	82.0%
Service and other revenue	18.9	18.0	19.3	18.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	21.8	25.4	22.0	26.5
Cost of service and other revenue	7.8	7.6	7.9	8.2
Amortization of acquired intangible assets	1.1	1.5	1.1	1.7
Total cost of revenue	30.7	34.5	31.0	36.4
Gross profit	69.3	65.5	69.0	63.6
Operating expense:
Research and development	18.2	19.7	17.9	21.8
Selling, general and administrative	23.7	24.2	23.5	26.3
Total operating expense	41.9	43.9	41.4	48.1
Income from operations	27.4	21.6	27.6	15.5
Other income (expense):
Interest income	1.3	0.8	1.0	0.7
Interest expense	(1.3)	(1.2)	(1.4)	(1.2)
Other income, net	0.6	0.1	0.9	36.2
Total other income (expense), net	0.6	(0.3)	0.5	35.7
Income before income taxes	28.0	21.3	28.1	51.2
Provision for income taxes	3.9	3.2	3.5	14.1
Consolidated net income	24.1	18.1	24.6	37.1
Add: Net loss attributable to noncontrolling interests	1.1	1.2	1.3	2.2
Net income attributable to Illumina stockholders	25.2%	19.3%	25.9%	39.3%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and six month periods ended July 1, 2018 and July 2, 2017 were both 13 and 26 weeks, respectively.

Revenue

(Dollars in millions)	Q2 2018	Q2 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Consumables	$540	$402	$138	34%	$1,045	$788	$257	33%
Instruments	127	136	(9)	(7)	244	236	8	3
Other product	6	5	1	20	12	10	2	20
Total product revenue	673	543	130	24	1,301	1,034	267	26
Service and other revenue	157	119	38	32	311	227	84	37
Total revenue	$830	$662	$168	25%	$1,612	$1,261	$351	28%

Other product revenue consists primarily of freight. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

The increases in consumables revenue in Q2 2018 and the first half of 2018 were primarily due to a $117 million and $217 million increase in sequencing consumables revenue, respectively, driven by growth in the instrument installed base. Instruments revenue decreased in Q2 2018 primarily due to a $7 million decrease in sequencing instruments revenue driven by fewer shipments of our NovaSeq and HiSeq instruments. The increase in instruments revenue in the first half of 2018 was primarily due to a $10 million increase in sequencing instruments revenue driven by shipments of our NovaSeq instrument, which launched in Q1 2017, partially offset by fewer shipments of our HiSeq instruments. Service and other revenue increased in Q2 2018 and the first half of 2018 as a result of increased revenue from sequencing services, genotyping, and co-development agreements.

Gross Margin

(Dollars in millions)	Q2 2018	Q2 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Gross profit	$575	$434	$141	32%	$1,113	$802	$311	39%
Gross margin	69.3%	65.5%			69.0%	63.6%

The gross margin increase in Q2 2018 and the first half of 2018 was primarily driven by increases in consumables as a percentage of revenue, which generate higher gross margins. Gross margin also increased in the first half of 2018 due to the $18 million impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in Q1 2017.

Operating Expense

(Dollars in millions)	Q2 2018	Q2 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Research and development	$151	$130	$21	16%	$288	$275	$13	5%
Selling, general and administrative	197	161	36	22	380	332	48	14
Total operating expense	$348	$291	$57	20%	$668	$607	$61	10%

Core Illumina R&D expense increased by $19 million, or 15%, in Q2 2018 and by $17 million, or 7%, in the first half of 2018, primarily due to increased headcount, as we continue to invest in the research and development of new products and enhancements to existing products, and an increase in performance-based compensation. R&D expense of our Consolidated VIEs increased by $2 million in Q2 2018 due to growth in Helix’s operations. R&D expense of our Consolidated VIEs decreased by $4 million in the first half of 2018 primarily due to the deconsolidation of GRAIL in Q1 2017.

Core Illumina SG&A expense increased by $34 million, or 22%, in Q2 2018 and by $57 million, or 19%, in the first half of 2018, primarily due to increased headcount and investment in facilities to support the continued growth and scale of our operations. Core Illumina SG&A expense also increased in Q2 2018 and the first half of 2018 due to an increase in performance-based compensation and a legal contingency gain of $8 million recorded in Q2 2017. SG&A expense of our Consolidated VIEs increased by $2 million in Q2 2018 due to growth in Helix’s operations. SG&A expense of our Consolidated VIEs decreased by $9 million in the first half of 2018 primarily due to the deconsolidation of GRAIL in Q1 2017.

Other Income (Expense)

(Dollars in millions)	Q2 2018	Q2 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Interest income	$11	$5	$6	120%	$16	$9	$7	78%
Interest expense	(11)	(8)	(3)	38	(22)	(16)	(6)	38
Other income, net	5	1	4	400	14	457	(443)	(97)
Total other income (expense), net	$5	$(2)	$7	(350)%	$8	$450	$(442)	(98)%

Other income (expense) primarily relates to Core Illumina for all periods presented.

Interest income increased in Q2 2018 and in the first half of 2018 as a result of higher yields on our investments and higher cash and cash-equivalent balances.

Interest expense consisted primarily of accretion of discount on our convertible senior notes and interest recorded on our financing obligations related to our build-to-suit properties.

Other income, net, in Q2 2018 consisted primarily of gains recorded on our strategic investments. Other income, net decreased in the first half of 2018 primarily due to a $453 million gain recorded on the deconsolidation of GRAIL in Q1 2017.

Provision for Income Taxes

(Dollars in millions)	Q2 2018	Q2 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Income before income taxes	$232	$141	$91	65%	$453	$645	$(192)	(30)%
Provision for income taxes	32	21	11	52	56	177	(121)	(68)
Consolidated net income	$200	$120	$80	67%	$397	$468	$(71)	(15)%
Effective tax rate	13.9%	15.2%			12.3%	27.4%

For U.S. federal purposes, the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of U.S. Tax Reform is our current best estimate based on a preliminary review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered, and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. Any future changes to our provisional estimated impact of U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

Our effective tax rate was 13.9% for Q2 2018 compared to 15.2% in Q2 2017. The variance from the U.S. federal statutory tax rate of 21% in Q2 2018 was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. The variance from the U.S. federal statutory tax rate of 35% in Q2 2017 was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation.

Our effective tax rate was 12.3% for the first half of 2018 compared to 27.4% for the first half of 2017. For the first half of 2018, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete benefit associated with the recognition of prior year losses from our investment in Helix. For the first half of 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, partially offset by the discrete tax impact of $150 million from the gain on deconsolidation of GRAIL.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Based on our initial interpretation and analysis of U.S. Tax Reform and projected future financial results, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates. As further information is gathered, and interpretation and analysis of the tax legislation evolves, we will update our estimate of the future effective tax rate. As a result of the Ninth Circuit decision on July 24, 2018 to overturn a U.S. Tax Court opinion provided in Q3 2015 that stock compensation should be excluded from cost sharing charges, we anticipate our effective tax rate may be adversely impacted.  The final resolution of this case is uncertain and we are still evaluating, but if it is determined that the outcome of this decision is more likely than not, we anticipate a discrete tax detriment of less than $30 million could be recorded and then a modest ongoing impact thereafter.

Liquidity and Capital Resources

At July 1, 2018, we had approximately $1.3 billion in cash and cash equivalents, of which approximately $655 million was held by our foreign subsidiaries. Cash and cash equivalents held by Helix as of July 1, 2018 were $171 million. Cash and cash equivalents increased by $119 million from December 31, 2017, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. We currently do not expect our foreign earnings generated in 2018 to be indefinitely invested in the foreign jurisdictions.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of July 1, 2018, we had $1.2 billion in short-term investments. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

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

Our convertible senior notes due in 2019 and 2021 were not convertible as of July 1, 2018. Our convertible senior notes due in 2019 are convertible at any time on or after March 15, 2019.

On May 4, 2017, our Board of Directors authorized a share repurchase program to repurchase $250 million of outstanding common stock. On May 1, 2018, our Board of Directors increased the share repurchase authorization by $150 million. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $250 million of our common stock remained available as of July 1, 2018.

Certain noncontrolling Helix investors may require Illumina to redeem certain noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of July 1, 2018 was $217 million.

We had $77 million remaining in our capital commitment to the venture capital investment fund as of July 1, 2018.

We expect that our revenue and the resulting income from operations, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	YTD 2018	YTD 2017
Net cash provided by operating activities	$550	$346
Net cash (used in) provided by investing activities	(525)	198
Net cash provided by (used in) financing activities	97	(62)
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Net increase in cash and cash equivalents	$119	$484

Operating Activities

Net cash provided by operating activities in the first half of 2018 consisted of net income of $397 million plus net adjustments of $170 million, partially offset by net changes in operating assets and liabilities of $17 million. The primary non-cash adjustments to net income included depreciation and amortization expenses of $84 million, share-based compensation of $98 million, and accretion of debt discount of $16 million, partially offset by deferred income taxes of $22 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in inventory and a decrease in other long-term liabilities, partially offset by an increase in accrued liabilities and a decrease in accounts receivable.

Net cash provided by operating activities in the first half of 2017 consisted of net income of $468 million less net adjustments of $189 million partially offset by net changes in operating assets and liabilities of $67 million. The primary non-cash adjustments to net income included the gain on deconsolidation of GRAIL of $453 million, depreciation and amortization expenses of $76 million, share-based compensation of $89 million, deferred income tax of $66 million, impairment of intangible assets of $23 million, and accretion of debt discount of $15 million. Cash flow impact from changes in net operating assets and liabilities were driven by a increases in accrued liabilities and other long-term liabilities and a decrease in accounts receivable.

Investing Activities

Net cash used in investing activities in the first half of 2018 totaled $525 million. We purchased $1,137 million of available-for-sale securities and $888 million of our available-for-sale securities matured or were sold during the period. Our net cash paid for acquisitions was $100 million, and we invested $167 million in capital expenditures, primarily associated with our investment in facilities.

Net cash provided by investing activities in the first half of 2017 totaled $198 million. We received $278 million from the sale of a portion of our ownership interest in GRAIL. In connection with the sale, we removed $52 million in cash from our condensed consolidated balance sheet as a result of the deconsolidation. We purchased $86 million of available-for-sale securities and $235 million of our available-for-sale securities matured or were sold during the period. We paid $25 million for strategic investments and invested $152 million in capital expenditures, primarily associated with our investment in facilities.

Financing Activities

Net cash provided by financing activities in the first half of 2018 totaled $97 million. We received $22 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $92 million. We used $15 million to pay taxes related to net share settlement of equity awards.

Net cash used in financing activities in the first half of 2017 totaled $62 million. We used $101 million to repurchase our common stock and $24 million to pay taxes related to net share settlement of equity awards. We received $31 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $36 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first half of 2018, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as described in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements provided in this report, there were no material changes to our critical accounting policies and estimates during the first half of 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the six months ended July 1, 2018, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

During Q2 2018, we continued to monitor and evaluate the operating effectiveness of key controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ILLUMINA, INC. (registrant)

Date:	July 31, 2018	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer