Form 10-Q
period 2018-09-30
ILLUMINA INC
filed 2018-10-24
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018

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

As of October 19, 2018, there were 147 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,346	$1,225
Short-term investments	2,043	920
Accounts receivable, net	433	411
Inventory	374	333
Prepaid expenses and other current assets	66	91
Total current assets	4,262	2,980
Property and equipment, net	1,060	931
Goodwill	831	771
Intangible assets, net	195	175
Deferred tax assets	86	88
Other assets	325	312
Total assets	$6,759	$5,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156	$160
Accrued liabilities	450	432
Build-to-suit lease liability	22	144
Long-term debt, current portion	1,107	10
Total current liabilities	1,735	746
Long-term debt	860	1,182
Other long-term liabilities	352	360
Redeemable noncontrolling interests	218	220
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	3,093	2,833
Accumulated other comprehensive loss	(2)	(1)
Retained earnings	2,872	2,256
Treasury stock, at cost	(2,462)	(2,341)
Total Illumina stockholders’ equity	3,503	2,749
Noncontrolling interests	91	—
Total stockholders’ equity	3,594	2,749
Total liabilities and stockholders’ equity	$6,759	$5,257
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue:
Product revenue	$710	$596	$2,011	$1,631
Service and other revenue	143	118	455	344
Total revenue	853	714	2,466	1,975
Cost of revenue:
Cost of product revenue	184	173	540	508
Cost of service and other revenue	62	50	190	153
Amortization of acquired intangible assets	10	9	26	30
Total cost of revenue	256	232	756	691
Gross profit	597	482	1,710	1,284
Operating expense:
Research and development	159	134	447	409
Selling, general and administrative	197	167	577	499
Total operating expense	356	301	1,024	908
Income from operations	241	181	686	376
Other income (expense):
Interest income	14	4	31	13
Interest expense	(15)	(10)	(37)	(26)
Other (expense) income, net	(8)	—	5	457
Total other (expense) income, net	(9)	(6)	(1)	444
Income before income taxes	232	175	685	820
Provision for income taxes	44	23	100	199
Consolidated net income	188	152	585	621
Add: Net loss attributable to noncontrolling interests	11	11	31	37
Net income attributable to Illumina stockholders	$199	$163	$616	$658
Net income attributable to Illumina stockholders for earnings per share	$199	$163	$616	$657
Earnings per share attributable to Illumina stockholders:
Basic	$1.35	$1.12	$4.20	$4.49
Diluted	$1.33	$1.11	$4.15	$4.45
Shares used in computing earnings per share:
Basic	147	146	147	146
Diluted	149	148	148	148
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Consolidated net income	$188	$152	$585	$621
Unrealized (loss) gain on available-for-sale debt securities, net of deferred tax	(1)	1	(1)	1
Total consolidated comprehensive income	187	153	584	622
Add: Comprehensive loss attributable to noncontrolling interests	11	11	31	37
Comprehensive income attributable to Illumina stockholders	$198	$164	$615	$659
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
		Additional	Accumulated Other				Total
	Common	Paid-In	Comprehensive	Retained	Treasury	Noncontrolling	Stockholders’
	Stock	Capital	Loss	Earnings	Stock	Interests	Equity
Balance as of December 31, 2017	$2	$2,833	$(1)	$2,256	$(2,341)	$—	$2,749
Net income (loss)	—	—	—	616	—	(6)	610
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	(1)	—	—	—	(1)
Issuance of common stock, net of repurchases	—	45	—	—	(121)	—	(76)
Share-based compensation	—	145	—	—	—	—	145
Adjustment to the carrying value of redeemable noncontrolling interests	—	(21)	—	—	—	—	(21)
Issuance of convertible senior notes, net of tax impact	—	93	—	—	—	—	93
Contributions from noncontrolling interest owners	—	—	—	—	—	92	92
Issuance of subsidiary shares	—	—	—	—	—	5	5
Vesting of redeemable equity awards	—	(2)	—	—	—	—	(2)
Balance as of September 30, 2018	$2	$3,093	$(2)	$2,872	$(2,462)	$91	$3,594

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Consolidated net income	$585	$621
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of GRAIL	—	(453)
Depreciation expense	100	81
Amortization of intangible assets	29	36
Share-based compensation expense	146	123
Accretion of debt discount	26	23
Deferred income taxes	(32)	53
Impairment of intangible assets	—	23
Other	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(24)	1
Inventory	(40)	(27)
Prepaid expenses and other current assets	7	14
Other assets	(9)	(3)
Accounts payable	13	12
Accrued liabilities	45	56
Other long-term liabilities	(4)	23
Net cash provided by operating activities	842	581
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,352)	(359)
Sales of available-for-sale securities	520	314
Maturities of available-for-sale securities	710	181
Net cash paid for acquisitions	(100)	—
Proceeds from sale of GRAIL securities	—	278
Deconsolidation of GRAIL cash	—	(52)
Net purchases of strategic investments	(12)	(25)
Purchases of property and equipment	(231)	(234)
Cash paid for intangible assets	—	(2)
Net cash (used in) provided by investing activities	(1,465)	101
Cash flows from financing activities:
Payments on financing obligations	(3)	(7)
Payments on acquisition related contingent consideration liability	—	(3)
Proceeds from issuance of debt, net	735	5
Common stock repurchases	(103)	(176)
Taxes paid related to net share settlement of equity awards	(18)	(28)
Proceeds from issuance of common stock	45	63
Contributions from noncontrolling interest owners	92	79
Net cash provided by (used in) financing activities	748	(67)
Effect of exchange rate changes on cash and cash equivalents	(4)	4
Net increase in cash and cash equivalents	121	619
Cash and cash equivalents at beginning of period	1,225	735
Cash and cash equivalents at end of period	$1,346	$1,354

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

We evaluate our ownership, contractual, and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, a qualitative approach is applied that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the nine months ended September 30, 2018, our consolidated VIE, Helix, received additional cash contributions from us and third-party investors in exchange for voting equity interests in Helix. Therefore, we reassessed and concluded that Helix continued to be a variable interest entity and that we remained the primary beneficiary. During the periods presented, we have not provided any other financial or other support to our VIEs that we were not contractually required to provide.

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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended September 30, 2018 and October 1, 2017 were both 13 and 39 weeks, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three and nine months ended September 30, 2018, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services. We adopted Topic 606 using the modified retrospective transition method. The cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the condensed consolidated financial statements for the three and nine months ended September 30, 2018 due to the adoption of Topic 606.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for us beginning in the first quarter of 2019 and will be adopted on a modified retrospective basis by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; we will continue to report comparative periods under the current lease accounting standard. We are currently designing and implementing changes to our systems, processes, policies, and controls for lease accounting, including implementation of a third-party software application, to help us comply with the standard. We expect to elect the standard’s package of practical expedients on adoption, which allows us to carry forward our historical assessment of whether existing agreements contain a lease and the classification of our existing lease agreements. We do not expect to elect the standard’s available hindsight practical expedient on adoption. While we continue to review our existing lease agreements and assess the effects of adoption, we believe the new standard will have a material effect on our consolidated financial statements and disclosures. We expect substantially all of our real-estate operating lease commitments will be recognized as lease liabilities with corresponding right-of-use assets, resulting in a significant increase in the assets and liabilities on the consolidated balance sheet upon adoption. We are currently evaluating the impact of Topic 842 on the consolidated financial statements as it relates to other aspects of our business.

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

Contract liabilities, which consist of deferred revenue and customer deposits, as of September 30, 2018 and December 31, 2017 were $181 million, of which the short-term portions of $154 million and $150 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in the three and nine months ended September 30, 2018 included $26 million and $128 million of previously deferred revenue that was included in contract liabilities as of December 31, 2017. Contract assets as of September 30, 2018 and December 31, 2017 were not material.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

The following tables represent revenue by source (in millions):

	Three Months Ended
	September 30, 2018			October 1, 2017
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$467	$83	$550	$380	$71	$451
Instruments	138	16	154	128	12	140
Other product	5	1	6	5	—	5
Total product revenue	610	100	710	513	83	596
Service and other revenue	109	34	143	80	38	118
Total revenue	$719	$134	$853	$593	$121	$714

	Nine Months Ended
	September 30, 2018			October 1, 2017
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,340	$255	$1,595	$1,036	$204	$1,240
Instruments	372	26	398	353	23	376
Other product	16	2	18	14	1	15
Total product revenue	1,728	283	2,011	1,403	228	1,631
Service and other revenue	312	143	455	235	109	344
Total revenue	$2,040	$426	$2,466	$1,638	$337	$1,975

Revenue related to our Consolidated VIEs is included in sequencing services and other revenue.

The following table represents revenue by geographic area, based on region of destination (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Americas (1)	$474	$417	$1,380	$1,153
Europe, Middle East, and Africa	219	165	615	443
Greater China (2)	102	87	288	221
Asia-Pacific	58	45	183	158
Total revenue	$853	$714	$2,466	$1,975
____________________________________
(1) Revenue for the Americas region included United States revenue of $455 million and $1,316 million, respectively, for the three and nine months ended September 30, 2018 and $397 million and $1,096 million, respectively, for the three and nine months ended October 1, 2017.
(2) Revenue for the Greater China region, which consists of China, Taiwan, and Hong Kong, is reported separately from the Asia-Pacific region.

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

The following is the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Weighted average shares outstanding	147	146	147	146
Effect of potentially dilutive common shares from:
Convertible senior notes	1	—	—	—
Equity awards	1	2	1	2
Weighted average shares used in calculating diluted earnings per share	149	148	148	148

2. Balance Sheet Account Details

Short-Term Investments

The following is a summary of short-term investments (in millions):

	September 30, 2018			December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Debt securities in government sponsored entities	$21	$—	$21	$67	$—	$67
Corporate debt securities	1,063	(3)	1,060	423	(2)	421
U.S. Treasury securities	964	(2)	962	433	(1)	432
Total available-for-sale debt securities	$2,048	$(5)	$2,043	$923	$(3)	$920

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities as of September 30, 2018 were as follows (in millions):

Estimated Fair Value
Due within one year	$1,253
After one but within five years	790
Total	$2,043

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

As of September 30, 2018 and December 31, 2017, the aggregate carrying amounts of our strategic equity investments without readily determinable fair values were $249 million and $250 million, respectively, included in other assets. Revenue recognized from transactions with such companies was $32 million and $104 million, respectively, for the three and nine months ended September 30, 2018 and $38 million and $96 million, respectively, for the three and nine months ended October 1, 2017.

We invest in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable over ten years, of which $73 million remained as of September 30, 2018. Our investment in the Fund is accounted for as an equity-method investment. The carrying amounts of the Fund included in other assets were $25 million and $16 million as of September 30, 2018 and December 31, 2017, respectively.

Inventory

Inventory consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Raw materials	$98	$93
Work in process	224	188
Finished goods	52	52
Total inventory	$374	$333

Property and Equipment

Property and equipment, net consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Leasehold improvements	$505	$331
Machinery and equipment	352	316
Computer hardware and software	207	185
Furniture and fixtures	43	34
Buildings	279	155
Construction in progress	156	326
Total property and equipment, gross	1,542	1,347
Accumulated depreciation	(482)	(416)
Total property and equipment, net	$1,060	$931

Property and equipment, net included non-cash expenditures of $38 million and $94 million for the nine months ended September 30, 2018 and October 1, 2017, respectively, which were excluded from the condensed consolidated statements of cash flows. Such non-cash expenditures included $18 million and $60 million recorded under build-to-suit lease accounting for the nine months ended September 30, 2018 and October 1, 2017, respectively.

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

Changes to goodwill during the nine months ended September 30, 2018 were as follows (in millions):

Goodwill
Balance as of December 31, 2017	$771
Current period acquisitions	60
Balance as of September 30, 2018	$831

We perform regular reviews to determine if any event has occurred that may indicate our identifiable intangible assets are potentially impaired.  During the nine months ended October 1, 2017, we performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Also during the nine months ended October 1, 2017, we recorded a $5 million impairment charge in research and development related to an in-process research and development project that was determined to have no future alternative use.

Derivatives

We are exposed to foreign exchange rate risks in the normal course of business. We enter into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other current assets or accrued liabilities and are not designated as hedging instruments. Changes in the value of derivatives are recognized in other (expense) income, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of September 30, 2018, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of September 30, 2018 and December 31, 2017, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $99 million and $88 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Contract liabilities, current portion	$154	$150
Accrued compensation expenses	154	177
Accrued taxes payable	94	50
Other	48	55
Total accrued liabilities	$450	$432

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

Changes in the reserve for product warranties during the three and nine months ended September 30, 2018 and October 1, 2017 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Balance at beginning of period	$15	$14	$17	$13
Additions charged to cost of product revenue	8	7	20	18
Repairs and replacements	(6)	(5)	(20)	(15)
Balance at end of period	$17	$16	$17	$16

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

As contractually committed, in July 2015, we contributed certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions were recorded at their historical basis as they remained within our control. Helix is financed through cash contributions made by us and the third-party investors in exchange for voting equity interests in Helix. During the nine months ended September 30, 2018, we made additional investments of $100 million in exchange for voting equity interests in Helix. As of September 30, 2018, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

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

As of September 30, 2018, the accompanying condensed consolidated balance sheet included $149 million of cash, cash equivalents, and short-term investments attributable to Helix that will be used to settle its respective obligations and will not be available to settle obligations of Illumina. The remaining assets and liabilities of Helix were not significant to our financial position as of September 30, 2018. Helix had an immaterial impact on our condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2018.

GRAIL, Inc.

In 2016, we obtained a majority equity ownership interest in GRAIL, a company formed with unrelated third-party investors to develop a blood test for early-stage cancer detection. At that time, we determined that GRAIL was a VIE as the entity lacked sufficient equity to finance its activities without additional support. Additionally, we determined that we were the primary beneficiary of GRAIL and were required to consolidate GRAIL. On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing, we ceased to have a controlling financial interest in GRAIL, and our equity ownership was reduced from 52% to 19%. Additionally, our voting interest was reduced to 13% and we no longer had representation on GRAIL’s board of directors. As a result, we deconsolidated GRAIL’s financial statements effective February 28, 2017 and recorded a pretax gain on deconsolidation of $453 million in other (expense) income, net. The operations of GRAIL from January 2, 2017 up to February 28, 2017, the date of deconsolidation, were included in the accompanying condensed consolidated statements of income for the nine months ended October 1, 2017. During this period, we absorbed approximately 50% of GRAIL’s losses based upon our proportional ownership of GRAIL’s common stock.

The carrying value of the investment recorded in other assets was $189 million and $185 million as of September 30, 2018 and December 31, 2017, respectively.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the nine months ended September 30, 2018 was as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$220
Vesting of redeemable equity awards	2
Net loss attributable to noncontrolling interests	(25)
Adjustment up to the redemption value	21
Balance as of September 30, 2018	$218

3. Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,053	$—	$—	$1,053	$957	$—	$—	$957
Debt securities in government-sponsored entities	—	21	—	21	—	67	—	67
Corporate debt securities	—	1,060	—	1,060	—	421	—	421
U.S. Treasury securities	962	—	—	962	432	—	—	432
Deferred compensation plan assets	—	39	—	39	—	35	—	35
Total assets measured at fair value	$2,015	$1,120	$—	$3,135	$1,389	$523	$—	$1,912
Liabilities:
Deferred compensation liability	$—	$37	$—	$37	$—	$33	$—	$33

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

4. Debt and Other Commitments

Summary of debt obligations

Debt obligations consisted of the following (dollars in millions):

	September 30, 2018	December 31, 2017
Principal amount of 2023 Notes outstanding	$750	$—
Principal amount of 2021 Notes outstanding	517	517
Principal amount of 2019 Notes outstanding	633	633
Unamortized discount of liability component of convertible senior notes	(190)	(75)
Net carrying amount of liability component of convertible senior notes	1,710	1,075
Obligations under financing leases	254	113
Other	3	4
Less: current portion	(1,107)	(10)
Long-term debt	$860	$1,182
Carrying value of equity component of convertible senior notes, net of debt issuance cost	$287	$161
Fair value of convertible senior notes outstanding (Level 2)	$2,533	$1,305
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	4.1 years	2.8 years

Convertible Senior Notes

0% Convertible Senior Notes due 2023 (2023 Notes)

On August 21, 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Notes). The net proceeds from the issuance, after deducting the offering expenses payable by us, were $735 million. The 2023 Notes carry no coupon interest and mature on August 15, 2023.

The 2023 Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate, subject to adjustment, of 2.1845 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $457.77 per share of common stock), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price in effect on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events described in the indenture. Regardless of the foregoing circumstances, the holders may convert their notes on or after May 15, 2023 until August 13, 2023.

It is our intent and policy to settle conversions, if any, through combination settlement; this involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock. In general, the “principal amount” paid in cash upon settlement is the lesser of $1,000 and the sum of the daily conversion values during a 20-day observation period. The daily conversion value is the product of the effective conversion rate (2.1845) and the daily volume weighted average price (VWAP) of our common stock divided by 20. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

We may redeem for cash all or any portion of the 2023 Notes, at our option, on or after August 20, 2021 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect (currently $595.10) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date.

The 2023 Notes are accounted for in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by estimating the fair value of a similar liability that does not have an associated conversion feature. Because we have no outstanding non-convertible public debt, we determined that market-traded senior, unsecured corporate bonds represent a similar liability without a conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in our industry, and with similar maturities to the 2023 Notes, we estimated an implied interest rate of 3.7%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2023 Notes, which resulted in a fair value of the liability component in aggregate of $624 million upon issuance, calculated as the present value of implied future payments based on the $750 million aggregate principal amount. The $126 million difference ($93 million, net of tax) between the aggregate principal amount of $750 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2023 Notes are not considered redeemable.

As a policy election under applicable guidance related to the calculation of diluted net income per share, we have elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2023 Notes on net income per share each period. The 2023 Notes were not convertible as of September 30, 2018 and had no dilutive impact during the three and nine months ended September 30, 2018. If the 2023 Notes were converted as of September 30, 2018, the if-converted value would not exceed the principal amount.

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

During the three months ended September 30, 2018, the market price of our common stock met the stock trading price conversion requirement of $330.64 and the 2019 and 2021 Notes became convertible on October 1, 2018 and continue to be convertible through December 31, 2018. The potential dilutive impact of the 2019 and 2021 notes has been included in our calculation of diluted earnings per share for the three and nine months ended September 30, 2018. If the 2019 and 2021 Notes were converted as of September 30, 2018, the if-converted value would exceed the principal amount by $452 million. During the nine months ended September 30, 2018, the carrying values of the 2019 and 2021 Notes were reclassified to short-term as they are convertible within twelve months of the balance sheet date.

Build-to-suit leases

We evaluate whether we are the accounting owner of leased assets during the construction period when we are involved in the construction of leased assets. As of September 30, 2018, we were considered the owner of a construction project for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. As of September 30, 2018, and December 31, 2017, we recorded $22 million and $144 million, respectively, in project construction costs paid or reimbursed by the landlord as construction in progress and a corresponding build-to-suit lease liability.

During the nine months ended September 30, 2018, construction of a build-to-suit property was completed. We concluded we did not qualify for sale-leaseback treatment and the lease is accounted for as a financing obligation. Accordingly, $142 million of construction in progress and build-to-suit lease liability were reclassified to building asset and obligations under financing leases, respectively.

5. Share-based Compensation Expense

Share-based compensation expense reported in our statements of income was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Cost of product revenue	$4	$3	$12	$9
Cost of service and other revenue	1	1	3	2
Research and development	15	12	45	38
Selling, general and administrative	28	18	86	74
Share-based compensation expense before taxes	48	34	146	123
Related income tax benefits	(8)	(11)	(29)	(34)
Share-based compensation expense, net of taxes	$40	$23	$117	$89

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the nine months ended September 30, 2018 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	1.22% - 2.45%
Expected volatility	29% - 39%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average fair value per share	$61.59

As of September 30, 2018, approximately $293 million of unrecognized compensation cost related to restricted stock and ESPP shares granted to date was expected to be recognized over a weighted-average period of approximately 2.1 years.

6. Stockholders’ Equity

As of September 30, 2018, approximately 5.5 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity and related information for the nine months ended September 30, 2018 was as follows (units in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
			RSU	PSU
Outstanding at December 31, 2017	2,085	542	$172.92	$166.15
Awarded	80	211	$272.83	$177.93
Vested	(139)	—	$162.89	—
Cancelled	(155)	(30)	$171.35	$162.54
Outstanding at September 30, 2018	1,871	723	$178.07	$169.73
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

Stock option activity during the nine months ended September 30, 2018 was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2017	322	$46.93
Exercised	(101)	$35.32
Outstanding and exercisable at September 30, 2018	221	$52.22

ESPP

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the nine months ended September 30, 2018, approximately 0.3 million shares were issued under the ESPP. As of September 30, 2018, there were approximately 13.7 million shares available for issuance under the ESPP.

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

On May 1, 2018, our Board of Directors authorized an additional share repurchase program to repurchase $150 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. During the three months ended September 30, 2018, we repurchased 0.3 million shares for $103 million concurrently with the offering of our 2023 Notes. Authorizations to repurchase $147 million of our common stock remained available as of September 30, 2018.

7. Income Taxes

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended September 30, 2018 were 19.0% and 14.6%, respectively. For the three and nine months ended September 30, 2018, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, offset partially by the discrete tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform. For the nine months ended September 30, 2018, the decrease from the federal statutory rate was also attributable to the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix.

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

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue:
Core Illumina	$855	$715	$2,467	$1,978
Consolidated VIEs	2	1	8	4
Elimination of intersegment revenue	(4)	(2)	(9)	(7)
Consolidated revenue	$853	$714	$2,466	$1,975

Income (loss) from operations:
Core Illumina	$264	$203	$748	$447
Consolidated VIEs	(23)	(22)	(64)	(72)
Elimination of intersegment earnings	—	—	2	1
Consolidated income from operations	$241	$181	$686	$376

The following table presents the total assets of each reportable segment (in millions):

	September 30, 2018	December 31, 2017
Core Illumina	$6,691	$5,223
Consolidated VIEs	177	45
Elimination of intersegment assets	(109)	(11)
Consolidated total assets	$6,759	$5,257

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

Financial Overview

Consolidated financial highlights for the first three quarters of 2018 included the following:

•
Net revenue increased 25% during the first three quarters of 2018 to $2.5 billion compared to $2.0 billion in the first three quarters of 2017 due to the growth in sales of our consumables, services and instruments, primarily driven by increases in sequencing. We expect our revenue, as compared to the prior year, to continue to increase in 2018.

•
Gross profit as a percentage of revenue (gross margin) was 69.4% in the first three quarters of 2018 compared to 65.0% in the first three quarters of 2017. The gross margin increase was primarily driven by an increase in consumables as a percentage of revenue, which generate higher gross margins, and the impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in the first three quarters of 2017. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing power; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue increased to 27.8% in the first three quarters of 2018 compared to 19.0% in the first three quarters of 2017 primarily due to increased revenue, improved gross margins, and a decrease in operating expenses as a percentage of revenue. We expect our operating expenses to continue to grow on an absolute basis.

•
Our effective tax rate was 14.6% in the first three quarters of 2018 compared to 24.3% in the first three quarters of 2017. The variance from the U.S. federal statutory tax rate of 21% in the first three quarters of 2018 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix, offset partially by the discrete tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform.

•	Cash, cash equivalents, and short-term investments were $3.4 billion as of September 30, 2018, of which approximately $817 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth our unaudited condensed consolidated statements of income for the specified reporting periods stated as a percentage of total revenue.

	Q3 2018	Q3 2017	YTD 2018	YTD 2017
Revenue:
Product revenue	83.2%	83.5%	81.5%	82.6%
Service and other revenue	16.8	16.5	18.5	17.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	21.6	24.2	21.9	25.7
Cost of service and other revenue	7.2	7.0	7.7	7.7
Amortization of acquired intangible assets	1.2	1.3	1.0	1.6
Total cost of revenue	30.0	32.5	30.6	35.0
Gross profit	70.0	67.5	69.4	65.0
Operating expense:
Research and development	18.6	18.7	18.1	20.7
Selling, general and administrative	23.2	23.5	23.5	25.3
Total operating expense	41.8	42.2	41.6	46.0
Income from operations	28.2	25.3	27.8	19.0
Other income (expense):
Interest income	1.6	0.6	1.3	0.7
Interest expense	(1.8)	(1.4)	(1.5)	(1.3)
Other (expense) income, net	(0.9)	—	0.2	23.1
Total other (expense) income, net	(1.1)	(0.8)	—	22.5
Income before income taxes	27.1	24.5	27.8	41.5
Provision for income taxes	5.1	3.2	4.1	10.1
Consolidated net income	22.0	21.3	23.7	31.4
Add: Net loss attributable to noncontrolling interests	1.3	1.5	1.3	1.9
Net income attributable to Illumina stockholders	23.3%	22.8%	25.0%	33.3%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended September 30, 2018 and October 1, 2017 were both 13 and 39 weeks, respectively.

Revenue

(Dollars in millions)	Q3 2018	Q3 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Consumables	$550	$451	$99	22%	$1,595	$1,240	$355	29%
Instruments	154	140	14	10	398	376	22	6
Other product	6	5	1	20	18	15	3	20
Total product revenue	710	596	114	19	2,011	1,631	380	23
Service and other revenue	143	118	25	21	455	344	111	32
Total revenue	$853	$714	$139	20%	$2,466	$1,975	$491	25%

Other product revenue consists primarily of freight. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

The increases in consumables revenue in Q3 2018 and the first three quarters of 2018 were primarily due to an $87 million and $304 million increase in sequencing consumables revenue, respectively, driven primarily by growth in the instrument installed base. Instruments revenue increased in Q3 2018 primarily due to a $10 million increase in sequencing instruments revenue. The increase in instruments revenue in the first three quarters of 2018 was primarily due to a $19 million increase in sequencing instruments revenue driven by increased shipments of our NovaSeq instruments, partially offset by fewer shipments of our HiSeq instruments. Service and other revenue increased in Q3 2018 and the first three quarters of 2018 as a result of increased revenue from sequencing services and co-development agreements. Service and other revenue also increased in the first three quarters of 2018 due to increased revenue from genotyping services.

Gross Margin

(Dollars in millions)	Q3 2018	Q3 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Gross profit	$597	$482	$115	24%	$1,710	$1,284	$426	33%
Gross margin	70.0%	67.5%			69.4%	65.0%

The gross margin increase in Q3 2018 and the first three quarters of 2018 was primarily driven by increases in consumables as a percentage of revenue, which generate higher gross margins. Gross margin also increased in the first three quarters of 2018 due to an $18 million impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in Q1 2017.

Operating Expense

(Dollars in millions)	Q3 2018	Q3 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Research and development	$159	$134	$25	19%	$447	$409	$38	9%
Selling, general and administrative	197	167	30	18	577	499	78	16
Total operating expense	$356	$301	$55	18%	$1,024	$908	$116	13%

Core Illumina R&D expense increased by $23 million, or 18%, in Q3 2018 and by $40 million, or 10%, in the first three quarters of 2018, primarily due to increased headcount, as we continue to invest in the research and development of new products and enhancements to existing products, and an increase in performance-based compensation. R&D expense of our Consolidated VIEs increased by $2 million in Q3 2018 due to growth in Helix’s operations. R&D expense of our Consolidated VIEs decreased by $2 million in the first three quarters of 2018 primarily due to the deconsolidation of GRAIL in Q1 2017.

Core Illumina SG&A expense increased by $31 million, or 20%, in Q3 2018 and by $87 million, or 19%, in the first three quarters of 2018, primarily due to increased headcount and investment in facilities to support the continued growth and scale of our operations, and an increase in performance-based compensation. SG&A expense of our Consolidated VIEs decreased by $1 million in Q3 2018 due to elevated marketing expenses in Q3 2017 related to Helix’s platform launch. SG&A expense of our Consolidated VIEs decreased by $9 million in the first three quarters of 2018 primarily due to the deconsolidation of GRAIL in Q1 2017, partially offset by the growth of Helix's operations.

Other Income (Expense)

(Dollars in millions)	Q3 2018	Q3 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Interest income	$14	$4	$10	250%	$31	$13	$18	138%
Interest expense	(15)	(10)	(5)	50	(37)	(26)	(11)	42
Other (expense) income, net	(8)	—	(8)	100	5	457	(452)	(99)
Total other (expense) income, net	$(9)	$(6)	$(3)	50%	$(1)	$444	$(445)	(100)%

Other income (expense) primarily relates to Core Illumina for all periods presented.

Interest income increased in Q3 2018 and in the first three quarters of 2018 as a result of higher yields on our investments and higher cash and cash-equivalent balances.

Interest expense consisted primarily of accretion of discount on our convertible senior notes and interest recorded on our financing obligations related to our build-to-suit properties.

Other (expense) income, net, in Q3 2018 consisted primarily of mark-to-market adjustments and impairments from our strategic investments. Other (expense) income, net decreased in the first three quarters of 2018 primarily due to a $453 million gain recorded on the deconsolidation of GRAIL in Q1 2017.

Provision for Income Taxes

(Dollars in millions)	Q3 2018	Q3 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Income before income taxes	$232	$175	$57	33%	$685	$820	$(135)	(16)%
Provision for income taxes	44	23	21	91	100	199	(99)	(50)
Consolidated net income	$188	$152	$36	24%	$585	$621	$(36)	(6)%
Effective tax rate	19.0%	12.9%			14.6%	24.3%

For U.S. federal purposes, the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. The provisional impact of the Tax Cuts and Jobs Act (U.S. Tax Reform), enacted on December 22, 2017, was our best estimate based on a review of the new law and is subject to revision based on our existing accounting for income taxes policy as further information is gathered, and interpretation and analysis of the tax legislation evolves. The Securities and Exchange Commission has issued rules allowing for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. In Q3 2018, we recorded $11.0 million as a discrete tax expense as a result of updating our prior year estimates of the impact of U.S. Tax Reform. Any future changes to our estimated impact of U.S. Tax Reform will be included as an adjustment to the provision for income taxes.

Our effective tax rate was 19.0% for Q3 2018 compared to 12.9% in Q3 2017. The variance from the U.S. federal statutory tax rate of 21% in Q3 2018 was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, offset partially by the discrete tax expense associated with updating our prior year estimates of the impact of U.S. Tax Reform. The variance from the U.S. federal statutory tax rate of 35% in Q3 2017 was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation.

Our effective tax rate was 14.6% for the first three quarters of 2018 compared to 24.3% for the first three quarters of 2017. For the first three quarters of 2018, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete benefit associated with the recognition of prior year losses from our investment in Helix, offset partially by the discrete tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform. For the first three quarters of 2017, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, partially offset by the discrete tax impact of $150 million from the gain on deconsolidation of GRAIL.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Based on our initial interpretation and analysis of U.S. Tax Reform and projected future financial results, we anticipate that our effective tax rate will trend lower than the U.S. federal statutory tax rate in the future due to the portion of our earnings that will be subject to lower statutory tax rates. As further information is gathered, and interpretation and analysis of the tax legislation evolves, we will update our estimate of the future effective tax rate. The Ninth Circuit decision on July 24, 2018 to overturn a U.S. Tax Court opinion provided in Q3 2015 that stock compensation should be excluded from cost sharing charges was withdrawn on August 7, 2018. The final resolution of this case is uncertain and we are still evaluating, but if a decision similar to the one provided on July 24, 2018 becomes more likely than not, we anticipate a discrete tax detriment of less than $30 million could be recorded and then a modest ongoing impact thereafter.

Liquidity and Capital Resources

At September 30, 2018, we had approximately $1.35 billion in cash and cash equivalents, of which approximately $817 million was held by our foreign subsidiaries. Cash and cash equivalents held by Helix as of September 30, 2018 were $52 million. Cash and cash equivalents increased by $121 million from December 31, 2017, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and from time to time issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. We currently do not expect our foreign earnings generated in 2018 to be indefinitely invested in the foreign jurisdictions.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of September 30, 2018, we had $2.04 billion in short-term investments, including $97 million held by Helix. Our short-term investments include marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

In August 2018, we issued convertible senior notes due 2023 (2023 Notes) with an aggregate principal amount of $750 million. The net proceeds from the issuance, after deducting the offering expenses payable by us, were $735 million. We used a portion of the net proceeds to repurchase $103 million dollars of our common stock concurrently with the offering. The 2023 Notes mature on August 15, 2023 and were not convertible as of September 30, 2018.

Our convertible senior notes due in 2019 and 2021 became convertible, at the option of the holders, on October 1, 2018 and continue to be convertible at least through December 31, 2018. It is our intent and policy to settle conversions of the notes through combination settlement; this involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock.

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

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	potential early repayment of debt obligations;

•	the expansion needs of our facilities, including costs of leasing and building out additional facilities;

•	repurchases of our outstanding common stock; and

•	the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred in accordance with the U.S. Tax Reform.

On May 4, 2017, our Board of Directors authorized a share repurchase program to repurchase $250 million of outstanding common stock. On May 1, 2018, our Board of Directors increased the share repurchase authorization by $150 million. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $147 million of our common stock remained available as of September 30, 2018.

Certain noncontrolling Helix investors may require Illumina to redeem certain noncontrolling interests in cash at the then approximate fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of September 30, 2018 was $218 million.

We had $73 million remaining in our capital commitment to the venture capital investment fund as of September 30, 2018.

We expect that our revenue and the resulting income from operations, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	YTD 2018	YTD 2017
Net cash provided by operating activities	$842	$581
Net cash (used in) provided by investing activities	(1,465)	101
Net cash provided by (used in) financing activities	748	(67)
Effect of exchange rate changes on cash and cash equivalents	(4)	4
Net increase in cash and cash equivalents	$121	$619

Operating Activities

Net cash provided by operating activities in the first three quarters of 2018 consisted of net income of $585 million plus net adjustments of $269 million, partially offset by net changes in operating assets and liabilities of $12 million. The primary non-cash adjustments to net income included depreciation and amortization expenses of $129 million, share-based compensation of $146 million, and accretion of debt discount of $26 million, partially offset by deferred income taxes of $32 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory, accounts receivable, and other assets, partially offset by increases in accounts payable and accrued liabilities.

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

Investing Activities

Net cash used in investing activities in the first three quarters of 2018 totaled $1,465 million. We purchased $2,352 million of available-for-sale securities and $1,230 million of our available-for-sale securities matured or were sold during the period. Our net cash paid for acquisitions was $100 million, and we invested $231 million in capital expenditures, primarily associated with our investment in facilities.

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

Financing Activities

Net cash provided by financing activities in the first three quarters of 2018 totaled $748 million. We received $735 million in net proceeds from the issuance of $750 million in principal amount of our 2023 Notes, and we used $103 million to repurchase our common stock concurrently with this debt offering. We received $45 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $92 million. We used $18 million to pay taxes related to net share settlement of equity awards.

Net cash used in financing activities in the first three quarters of 2017 totaled $67 million. We used $176 million to repurchase shares of our common stock and $28 million to pay taxes related to net share settlement of equity awards. We received $63 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $79 million.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2018, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as described in note “1. Summary of Significant Accounting Policies” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements provided in this report, there were no material changes to our critical accounting policies and estimates during the first three quarters of 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the nine months ended September 30, 2018, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

During Q3 2018, we continued to monitor and evaluate the operating effectiveness of key controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended September 30, 2018, other than as reported in the Company’s Current Report on Form 8-K filed on August 21, 2018.

Purchases of Equity Securities by the Issuer

The following table summarizes shares repurchased pursuant to our share repurchase program during the three months ended September 30, 2018 (in thousands except for price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 2, 2018 - July 29, 2018	—	—	—	$250,000
July 30, 2018 - August 26, 2018	314	$326.98	314	$147,270
August 27, 2018 - September 30, 2018	—	—	—	$147,270
Total	314	$326.98	314	$147,270
_________
(1) All shares purchased were made concurrently with the offering of our 2023 Notes in privately negotiated transactions.

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

ILLUMINA, INC. (registrant)

Date:	October 23, 2018	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer