Form 10-K
period 2018-12-30
ILLUMINA INC
filed 2019-02-12
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of February 8, 2019, there were 147 million shares (excluding 45 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The NASDAQ Global Select Market on June 29, 2018 (the last trading day before July 1, 2018), was $35.9 billion. This amount excludes an aggregate of approximately 18 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2018

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	challenges inherent in developing, manufacturing, and launching new products and services, including expanding manufacturing operations and reliance on third-party suppliers for critical components;

•	the timing and mix of customer orders among our products and services;

•	the impact of recently launched or pre-announced products and services on existing products and services;

•	our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and to expand the markets for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to identify and integrate acquired technologies, products, or businesses successfully;

•	our expectations and beliefs regarding prospects and growth for the business and its markets;

•	our expectations regarding the pending acquisition of Pacific Biosciences of California, Inc.;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;

•	uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and

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

_______________________________________

Illumina, 24sure, Assign, BaseSpace, BlueFish, BlueFuse, BlueGnome, Clarity LIMS, CSPro, DesignStudio, DRAGEN, Durascript, Edico Genome, Genetic Energy, GenomeStudio, Globin-Zero, Golden Gate, HiSeq, iSeq, iHope, Illumina Propel Certified, Infinium, iScan, iSelect, MiniSeq, MiSeq, MiSeqDx, NextBio, Nextera, NextSeq, NovaSeq, Powered by Illumina, Ribo-Zero, SeqMonitor, SureCell, TruGenome, TruSeq, TruSight, Verifi, Verinata, Verinata Health, VeriSeq, the pumpkin orange color, and the Genetic Energy streaming bases design are trademarks or registered trademarks of Illumina, Inc.

_______________________________________

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.

PART I

ITEM 1.    Business.

Overview

We are the global leader in sequencing- and array-based solutions for genetic and genomic analysis. Our products and services serve customers in a wide range of markets, enabling the adoption of genomic solutions in research and clinical settings. We were incorporated in California in April 1998 and reincorporated in Delaware in July 2000. Our principal executive offices are located at 5200 Illumina Way, San Diego, California 92122. Our telephone number is (858) 202-4500.

Our customers include leading genomic research centers, academic institutions, government laboratories, and hospitals, as well as pharmaceutical, biotechnology, commercial molecular diagnostic laboratories, and consumer genomics companies.

Our portfolio of integrated sequencing and microarray systems, consumables, and analysis tools is designed to accelerate and simplify genetic analysis. This portfolio addresses the range of genomic complexity, price points, and throughput, enabling customers to select the best solution for their research or clinical application.

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

On November 1, 2018, we entered into an Agreement and Plan of Merger to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share), subject to applicable regulatory approvals. We believe PacBio’s highly accurate long reads combined with our highly accurate and scalable short reads will provide researchers and clinicians with a more perfect view of the genome, enhancing their ability to make novel discoveries and broaden clinical utility across a range of applications. The transaction is expected to close mid-2019. See note “3. Intangible Assets, Goodwill, and Acquisitions” in Part II, Item 8 of this report for further details regarding this acquisition.

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

Scientists are studying these variations and their consequences in humans, as well as in a broad range of animals, plants, and microorganisms. Such research takes place in government, university, pharmaceutical, biotechnology, and agrigenomics laboratories around the world, where scientists expand our knowledge of the biological functions essential for life. Beginning at the genetic level, our tools are used to elucidate the relationship between gene sequence and biological processes. Researchers who investigate human and non-human genetic variation to understand the mechanisms of disease are enabling the development of more effective diagnostics and therapeutics. They also provide greater insight into genetic variation in plants (e.g., food and biofuel crops) and animals (e.g., livestock and domestic), enabling improvements in crop yields and animal breeding programs.

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

Life Sciences

Historically, our core business has been in the life sciences research market. This includes laboratories associated with universities, research centers, and government institutions, along with biotechnology and pharmaceutical companies. Researchers at these institutions use our products and services for basic and translational research across a spectrum of scientific applications, including targeted, exome, and whole-genome sequencing; genetic variation; gene expression; epigenetics; and metagenomics. Next-generation sequencing (NGS) technologies are being adopted due to their ability to cost-effectively sequence large sample sizes quickly and accurately, generating vast amounts of high-quality data. Both private and public funding drive this research, along with global initiatives to characterize genetic variation.

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

Clinical Genomics

We are focused on enabling translational and clinical markets through the introduction of best-in-class sequencing technology. Further, we are developing sample-to-answer solutions to catalyze adoption in the clinical setting, including in reproductive and genetic health and oncology. In reproductive health, our primary focus is driving noninvasive prenatal testing (NIPT) adoption globally through our technology, which identifies fetal chromosomal abnormalities by analyzing cell-free DNA in maternal blood. Our NGS technology is also accelerating rare and undiagnosed disease research to discover the genetic causes of inherited disorders by assessing many genes simultaneously. Using NGS can reduce costs compared to traditional methods of disease diagnosis, which are often expensive and inconclusive while requiring extensive testing.

Cancer is a disease of the genome, and the goal of cancer genomics is to identify genomic changes that transform a normal cell into a cancerous one. Understanding these genomic changes will improve diagnostic accuracy, increase understanding of the prognosis, and enable oncologists to target therapies to individuals. Customers in the translational and clinical oncology markets use our products to perform research that may help identify individuals who are genetically predisposed to cancer and to identify molecular changes in a tumor. We believe that circulating tumor DNA (ctDNA) will become an important clinical tool for managing oncology patients during all stages of tumor progression. Our technology is being used to research the implications of ctDNA in treatment determination, treatment monitoring, minimal residual disease, and asymptomatic screening. For example, we have invested in, and partnered with GRAIL, which we formed to develop a blood-based test for early-stage cancer detection that is enabled by our sequencing technology.

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

Most of our product sales consist of instruments and consumables, which include reagents, flow cells, and microarrays, based on our proprietary technologies. We also perform various services for our customers. For the fiscal years ended December 30, 2018, December 31, 2017, and January 1, 2017, instrument sales represented 17%, 19%, and 20%, respectively, of total revenue; consumable sales represented 65%, 64%, and 64%, respectively, of total revenue; and services represented 18%, 17%, and 15%, respectively, of total revenue.

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

Whole-genome sequencing determines the complete DNA sequence of an organism. In de novo sequencing, the goal is to sequence and assemble the genome of that sample without using information from prior sequencing of that species. In targeted resequencing, a portion of the sequence of an organism is compared to a standard or reference sequence from previously sequenced samples to identify genetic variation. Understanding the similarities and differences in DNA sequence between and within species helps us understand the function of the structures encoded in the DNA.

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

Our sequencing platforms can generate between 500 megabases (Mb) and 6.0 terabases (Tb) (equivalent to approximately 48 human genomes) of genomic data in a single run, depending on the instrument and application. There are different price points per gigabase (Gb) for each instrument, and for different applications, which range from small-genome, amplicon, and targeted gene-panel sequencing to population-scale whole human genome sequencing. Since we launched our first sequencing system in 2007, our systems have reduced the cost of sequencing by a factor of more than 10,000. In addition, the sequencing time per Gb has dropped by a factor of approximately 12,000.

Our BaseSpace Informatics Suite cloud platform plays a critical role in supporting our sequencing applications. BaseSpace Informatics Suite integrates directly with our sequencing instruments, allowing customers to manage their biological sample and sequencing runs, process and analyze the raw genomic data, and derive meaningful results.  It facilitates data sharing, provides data-storage solutions and streamlines analysis through a growing number of applications developed by us and the bioinformatics community.

For the fiscal years ended December 30, 2018, December 31, 2017, and January 1, 2017, total sequencing revenue comprised 83%, 83%, and 84%, respectively, of total revenue.

Arrays

Arrays are used for a broad range of DNA and RNA analysis applications, including SNP genotyping, CNV analysis, gene expression analysis, and methylation analysis, and enable the detection of millions of known genetic markers on a single array. Arrays are the primary technology used in consumer genomics applications.

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

For the fiscal years ended December 30, 2018, December 31, 2017, and January 1, 2017, total array revenue comprised 17%, 17%, and 16%, respectively, of total revenue.

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

Customers use our array-based genotyping consumables for a wide range of analyses, including diverse species, disease-related mutations, and genetic characteristics associated with cancer. Customers can select from a range of human, animal, and agriculturally relevant genome panels or create their own custom arrays to investigate millions of genetic markers targeting any species.

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

Intellectual Property

We have an extensive intellectual property portfolio. As of January 10, 2019, we owned or had exclusive licenses to 709 issued U.S. patents and 529 pending U.S. patent applications, including 45 allowed applications that have not yet issued as patents. Our issued and pending patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, software, bioinformatics, and chemical-detection technologies, and have terms that expire between 2019 and 2038. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

We protect our trade secrets, know-how, copyrights, and trademarks. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. In addition, we invest in technological innovation, and we seek beneficial licensing opportunities to develop and maintain our competitive position.

We are party to various exclusive and nonexclusive license agreements and other arrangements with third parties that grant us rights to use key aspects of our sequencing and array technologies, assay methods, chemical detection methods, reagent kits, and scanning equipment. Our exclusive licenses expire with the termination of the underlying patents, which will occur between 2019 and 2032. We have additional nonexclusive license agreements with various third parties for other components of our products. In most cases, the agreements remain in effect over the term of the underlying patents, may be terminated at our request without further obligation, and require that we pay customary royalties.

Research and Development

We have historically made substantial investments in research and development. Our research and development efforts prioritize continuous innovation coupled with product evolution.

Research and development expense for the fiscal years ended December 30, 2018, December 31, 2017, and January 1, 2017 were $623 million, $546 million, and $504 million, respectively. We expect research and development expense to increase during 2019 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In each of these areas, dedicated sales, service, and application-support personnel are expanding and supporting their respective customer bases. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and South Africa. We expect to continue increasing our sales and distribution resources during 2019 and beyond as we launch new products and expand our potential customer base.

Manufacturing

We manufacture sequencing and array platforms and reagent kits. In 2018, we continued to increase our manufacturing capacity to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. Multiple commercial sources provide many of our components and supplies, but there are some raw materials and components that we obtain from single-source suppliers. To manage potential risks arising from single-source suppliers, we believe that, if necessary, we could redesign our products using alternative components or for use with alternative reagents or develop an internal supply capability. In addition, while we attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain. If the capabilities of our suppliers and component manufacturers are limited or stopped, due to disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.

Competition

Although we believe that our products and services provide significant advantages over products and services currently available from other sources, we expect continued intense competition. Our competitors offer products and services for sequencing, SNP genotyping, gene expression, and molecular diagnostics markets. They include companies such as Agilent Technologies, Inc., BGI, Oxford Nanopore Technologies Limited, QIAGEN N.V., Roche Holding AG., and Thermo Fisher Scientific, Inc., among others. Some of these companies have, or will have, substantially greater financial, technical, research, and other resources than we do, along with larger, more established marketing, sales, distribution, and service organizations. In addition, they may have greater name recognition than we do in the markets we address, and in some cases a larger installed base of systems. We expect new competitors to emerge and the intensity of competition to increase. To compete effectively, we must scale our organization and infrastructure appropriately and demonstrate that our products have superior throughput, cost, and accuracy.

Segment and Geographic Information

We have two reportable segments: Core Illumina and one segment related to the combined activities of our Consolidated VIEs. Our Consolidated VIEs currently include only the operations of Helix, whereas prior to the deconsolidation of GRAIL on February 28, 2017, our Consolidated VIEs included the combined operations of Helix and GRAIL.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, and the Asia-Pacific region. Shipments to customers outside the United States totaled $1,554 million, or 47%, of total revenue, during fiscal 2018, compared to $1,241 million, or 45%, and $1,104 million, or 46%, in fiscal 2017 and 2016, respectively. We consider the U.S. dollar to be the functional currency of our international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “1. Organization and Summary of Significant Accounting Policies” in Part II, Item 8 of this report for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $909 million and $935 million as of December 30, 2018 and December 31, 2017, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect approximately 80% of our backlog as of December 30, 2018, to be shipped within the fiscal year ending December 29, 2019. Although we generally recognize revenue when control of our products and services is transferred to our customers, some customer contracts might require us to defer revenue recognition beyond the transfer of control.

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

Government Regulation

As we expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production, and marketing. Products that we develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (IVDs) by the FDA and comparable agencies in other countries. In the United States, certain of our products may require FDA clearance following a pre-market notification process, also known as a 510(k) clearance, or premarket approval (PMA) from the FDA. The usually shorter 510(k) clearance process, which we used for the FDA-cleared assays that are run on our FDA-regulated MiSeqDx instrument, generally takes from three to six months after submission, but it can take significantly longer. The longer PMA process, which we used for our FDA-cleared RAS panel that is also run on our MiSeqDx instrument, is typically much more costly and uncertain. It can take from 9 to 18 months after a complete filing, but it can take significantly longer and requires conducting clinical studies that are generally more extensive than those required for 510(k) clearance. All of the products that are currently regulated by the FDA as medical devices and

IVDs are also subject to the FDA Quality System Regulation (QSR). Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and may involve considerable delay.

In the U.S., we cannot be certain which of our planned molecular diagnostic products will be subject to the shorter 510(k) clearance process and, in fact, some of our products will need to go through the PMA process. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such products.

Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products. In addition, regulatory agencies may introduce new requirements that may change the regulatory requirements for us or our customers, or both.

If our products labeled as “For Research Use Only,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain. This is true even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

Our products sold as medical devices or IVDs in Europe will be regulated under the In Vitro Diagnostics Directive (98/79/EC). A new regulation, the in vitro Diagnostic Medical Devices Regulation (EU) 2017/746, the IVDR, has been released and will become fully enforceable in 2020. These regulations include requirements for both presentation and review of performance data and quality-system requirements.

Certain of our products are currently available through laboratories that are certified under the Clinical Laboratory Improvements Amendments (CLIA) of 1988. These products are commonly called “laboratory developed tests,” or LDTs. For a number of years, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs as medical devices if created and used within a single laboratory. However, the FDA is reexamining this regulatory approach and changes to the agency’s handling of LDTs could impact our business in ways that cannot be predicted at this time. In October 2014, the FDA published two draft guidance documents suggesting an approach for registration and listing of laboratories and assays along with a framework for regulation of LDTs by the FDA based on risk to patients rather than whether the LDTs were made by a conventional manufacturer or a single laboratory. The draft framework guidance includes pre-market review for higher-risk LDTs, including many used to guide treatment decisions, as well as companion diagnostics that have entered the market as LDTs. The FDA has also issued a 2017 discussion paper on LDTs. We cannot predict the nature or extent of the FDA's final guidance or regulation of LDTs, in general, or with respect to our or our customers’ LDTs, in particular.

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

Employees

As of December 30, 2018, we had more than 7,300 employees. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations. In addition, we employ a number of temporary and contract employees.

ITEM 1A.	Risk Factors.

Our business is subject to various risks, including those described below. In addition to the other information included in this report, the following issues could adversely affect our operating results or our stock price.

Our continued growth is dependent on continuously developing and commercializing new products.

Our target markets are characterized by rapid technological change, evolving industry standards, changes in customer needs, existing and emerging competition, strong price competition, and frequent new product introductions. Accordingly, our continued growth depends on developing and commercializing new products and services, including improving our existing products and services, in order to address evolving market requirements on a timely basis. If we fail to innovate or adequately invest in new technologies, our products and services will become dated, and we could lose our competitive position in the markets that we serve as customers purchase new products offered by our competitors. We believe that successfully introducing new products and technologies on a timely basis provides a significant competitive advantage because customers invest time in selecting and learning to use a new product and may be reluctant to switch once that selection is made.

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

Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function, and continued substantial increases in the use of sequencing as the cost of sequencing declines.

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

The introduction of next-generation sequencing technologies, including ours, has reduced the cost of sequencing by a factor of more than 10,000 and reduced the sequencing time per Gb by a factor of approximately 12,000. Consequently, demand for sequencing-related products and services has increased substantially as new applications are enabled and more sequencing is done in connection with existing applications. If, as we expect, the cost of sequencing continues to fall over time, we cannot be sure that the demand for related products and services will increase at least proportionately as new applications are enabled or more sequencing is done in connection with existing applications. In the future, if demand for our products and services due to lower sequencing costs is less than we expect, our business, financial condition, and results of operations will be adversely affected.

If we do not successfully manage the development, manufacturing, and launch of new products or services, including product transitions, our financial results could be adversely affected.

We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, transition requirements or programs with respect to newly-launched products (or products in development), which could adversely affect sales of our existing products. If our products and services are not able to deliver the performance or results expected by our target markets or are not delivered on a timely basis, our reputation and credibility may suffer. If we encounter development challenges or discover errors in our products late in our development cycle, we may delay the product launch date. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products, could adversely affect our business, financial condition, or results of operations.

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

Our planned acquisition (the Acquisition) of Pacific Biosciences of California, Inc. (PacBio) may not occur in the expected time frame, which may negatively affect the benefits we expect to obtain from the transaction and increase transaction costs, or may not occur at all.

The Agreement and Plan of Merger (the Merger Agreement) for the Acquisition contains customary representations, warranties, indemnities and closing conditions, including the expiration or early termination of the waiting period under the

Hart-Scott Rodino Antitrust Improvements Act (the HSR Act), and receipt of any other required antitrust approvals in foreign jurisdictions. We have received a request for additional information and documentary material, often referred to as a “second request,” from the Federal Trade Commission (FTC) in connection with the Merger Agreement. Consummation of the Acquisition is conditioned on expiration of the waiting period applicable under the HSR Act, among other conditions. The effect of the second request is to extend the waiting period under the HSR Act until 30 days after all parties to the Merger Agreement have substantially complied with the second request, unless the waiting period is terminated earlier by the FTC or the parties and the FTC voluntarily extend the waiting period. The FTC and governmental authorities in foreign jurisdictions have broad discretion in administering governing laws and regulations and may take into account various facts and circumstances in their consideration of the Acquisition, including other potential transactions in the life sciences industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Acquisition. We currently anticipate closing the Acquisition in mid-2019, assuming receipt of required antitrust approvals. If the Acquisition is not completed within the expected time frame, such delay could result in additional transaction costs, termination fees, loss of revenue or other effects associated with uncertainty about the Acquisition. A delay in the Acquisition could adversely affect our ability to obtain the benefits we expect from the Acquisition and a failure to close the Acquisition would deny us those expected benefits entirely.

We face intense competition, which could render our products obsolete, result in significant price reductions, or substantially limit the volume of products that we sell.

We compete with third-parties that design, manufacture, and market products for analysis of genetic variation and biological function and other applications using a wide range of technologies. In some cases, we compete for the resources our customers allocate for purchasing a wide range of products used to analyze genetic variation and biological function, some of which are complementary or adjacent to our own but not directly competitive; in other cases, our products face direct competition as customers choose among products that are designed to address similar applications or needs. We anticipate that we will continue to face increased competition as existing companies develop new or improved products and as new companies enter the market with new technologies. One or more of our competitors may render one or more of our technologies obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, more focused product lines, a more established customer base, and more experience in research and development than we do. Furthermore, life sciences, clinical genomics, and pharmaceutical companies, which are our potential customers and strategic partners, could also develop competing products. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product; therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop or supply new products, our competitive position may suffer.

The market for clinical and diagnostic products, in particular, is currently limited and highly competitive, with several large companies already having significant market share, intellectual property portfolios, and regulatory expertise. For example, the market for noninvasive prenatal testing is rapidly developing, and if our competitors are able to develop and commercialize products superior to or less expensive than ours, our business could be adversely impacted. Established clinical and diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which could deter acceptance of our products. In addition, some of these companies have formed alliances with genomics companies that provide them access to genetic information that may be incorporated into their diagnostic tests, potentially creating a competitive advantage for them.

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

Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. The loss of their services could adversely impact our ability to achieve our business objectives. In addition, the continued growth of our business depends on our ability to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, software, engineering, sales, marketing, and technical support. We compete for qualified management and scientific personnel with other life science and technology companies, universities, and research institutions. Competition for these individuals, particularly in the San Diego and San Francisco areas, is intense, and the turnover rate can be high. Moreover, changes in immigration policies, laws and regulations in the United States or other jurisdictions may make it more difficult for us to hire and retain members of management and scientific and engineering personnel. Failure to attract and retain management and scientific and engineering personnel could prevent us from pursuing collaborations or developing our products or technologies. Additionally, integration of acquired companies and businesses can be disruptive, causing key employees of the acquired business to leave. Further, we use share-based compensation, including restricted stock units and performance stock units, to attract key personnel, incentivize them to remain with us, and align their interests with ours by building long-term stockholder value. If our stock price decreases, the value of these equity awards decreases and, therefore, reduces a key employee’s incentive to stay.

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

Security breaches, including with respect to cyber-security, and other disruptions could compromise our information, products, and services, disrupt our operations, and expose us to liability, which could cause our business and reputation to suffer.

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

As a leader in the field of genetic analysis, we may face cyber-attacks that attempt to penetrate our network security, including our data centers; sabotage or otherwise disable our research, products, and services, including instruments at our customers’ sites; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our internal operations, systems and services. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disruption, disclosure, or other loss of information could result in an adverse impact on our business, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

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

Diagnostic products are regulated as medical devices by the FDA and comparable international agencies and may require either clearance from the FDA following the 510(k) pre-market notification process or pre-market approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for diagnostic products that we develop, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

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

Doing business internationally, especially in emerging markets, creates operational risk for our business.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing and research facilities in Singapore and the United Kingdom. Shipments to customers outside the United States comprised 47%, 45%, and 46% of our total revenue for fiscal years 2018, 2017, and 2016, respectively.

We are subject to the following risks and challenges associated with conducting business in foreign jurisdictions, particularly emerging international markets, where we expect a growing proportion of our business to be located:

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	longer sales cycles due to the volume of transactions taking place through public tenders;

•	challenges in staffing and managing foreign operations;

•	tariffs and other trade barriers;

•	lack of consistency, and unexpected changes, in legislative or regulatory requirements of foreign countries into which we sell our products;

•	increased risk of governmental and regulatory scrutiny and investigations;

•	the burden of complying with a wide variety of foreign laws, regulations, and legal standards;

•	operating in locations with a higher incidence of corruption and fraudulent business practices;

•	import and export requirements, tariffs, taxes, and other trade barriers;

•	weak or no protection of intellectual property rights;

•	possible enactment of laws regarding the management of and access to data and public networks and websites;

•	possible future limitations on foreign-owned businesses;

•	significant taxes; and

•	other factors beyond our control, including political, social and economic instability, and security concerns in general.
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

As we continue to expand our business into multiple international markets, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and negatively impact our sales, adversely affecting our business, results of operations, financial condition and growth prospects.

We are exposed to risks associated with transactions denominated in foreign currency.

During 2018, a significant portion of our international sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

Significant developments stemming from the U.S. administration or the U.K.’s referendum on membership in the EU could have an adverse effect on us.

The U.S. administration has called for substantial changes to trade agreements and is imposing significant increases on tariffs on goods imported into the United States. Changes in U.S. or foreign political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business. The prospect of such changes has already affected, and may continue to affect, the timing of customer purchases.

Additionally, on June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the EU, may adversely affect our operating results and our customers’ businesses.

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

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services, the effects of new product launches and related promotions, the timing and availability of our customers’ funding, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. While we anticipate future growth, there is some uncertainty as to the timing of revenue recognition on a quarterly basis. This is because a substantial portion of our quarterly revenue is typically recognized in the last month of a quarter and because the pattern for revenue generation during that month is normally not linear, with a concentration of orders in the final weeks of the quarter. In light of that, our manufacturing and shipping operations may experience increased pressure and demand during the time period shortly before the end of a fiscal quarter; delays related to our manufacturing and shipping operations during this time period could delay the recognition of revenue.

A large portion of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. To meet the anticipated growth in our business, we may incur fixed expenses, such as costs related to facility expansions, before we generate revenue sufficient to fully support such expenses. In addition, we expect operating expenses to continue to increase in absolute dollars to support our anticipated growth. Accordingly, our ability to sustain profitability will depend in part on the rate of growth, if any, of our revenue and on the level of our expenses, and if revenue does not grow as anticipated, we may not be able to maintain annual or quarterly profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above, could adversely affect our future revenue growth or cause a sequential decline in quarterly revenue. In addition, non-cash share-based compensation expense and expenses related to prior and future acquisitions are also likely to continue to adversely affect our future profitability. Due to the possibility of significant fluctuations in our revenue and expenses, particularly from quarter to quarter, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price could decline.

From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period-to-period changes in net sales. As a result, our operating results could vary materially from quarter-to-quarter based on the receipt of such orders and their ultimate recognition as revenue.

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

Information technology (IT) systems help us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our consolidated financial statements. IT systems are used extensively in virtually all aspects of our business, including product manufacturing and supply chain, sales forecast, order fulfillment and billing, customer service, logistics, and management of financial reports and data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

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

As of December 30, 2018, we had $633 million aggregate principal amount of convertible notes due 2019, $517 million aggregate principal amount of convertible notes due 2021, and $750 million aggregate principle amount of convertible notes due 2023 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 2.9% with respect to convertible notes due 2019, 3.5% with respect to convertible notes due 2021, and 3.7% with respect to convertible notes due 2023. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

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

The following table summarizes the facilities we leased as of December 30, 2018, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	1,195,000	R&D, Manufacturing, Warehouse, Distribution, and Administrative	2019 – 2031
San Francisco Bay Area, CA	501,000	R&D, Manufacturing, Warehouse, and Administrative	2020 – 2033
Singapore	395,000	R&D, Manufacturing, Warehouse, Distribution, and Administrative	2020 – 2025
Cambridge, United Kingdom	263,000	R&D, Manufacturing, and Administrative	2019 – 2039
Madison, WI	205,000	R&D, Manufacturing, Warehouse, Distribution, and Administrative	2019 – 2033
Eindhoven, the Netherlands	42,000	Distribution and Administrative	2020
Other*	86,000	Administrative	2019 – 2023
________________
*Excludes approximately 48,000 square feet for which the leases do not commence until 2019 and beyond.

ITEM 3.	Legal Proceedings.

See discussion of legal proceedings in note “7. Legal Proceedings” in Part II, Item 8 of this report, which is incorporated by reference herein.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the fiscal periods indicated, the quarterly high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market.

	2018		2017
	High	Low	High	Low
First Quarter	$256.64	$207.51	$174.32	$128.16
Second Quarter	$293.15	$225.82	$189.48	$167.16
Third Quarter	$372.61	$274.66	$214.34	$167.98
Fourth Quarter	$371.91	$271.00	$230.72	$198.21

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on December 29, 2013 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, NASDAQ Composite Index,
NASDAQ Biotechnology Index, and S&P 500 Index

Holders

As of February 8, 2019, we had 147 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. The indentures for our convertible senior notes due in 2019, 2021 and 2023, which are convertible into cash and, in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.

Purchases of Equity Securities by the Issuer

On May 4, 2017, our Board of Directors authorized a share repurchase program to repurchase $250 million of outstanding common stock. On May 1, 2018, our Board of Directors authorized an additional share repurchase program to repurchase $150 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. The following table summarizes shares repurchased pursuant to these programs during the three months ended December 30, 2018 (in thousands, except for price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2018 - October 28, 2018	—	$—	—	$147,270
October 29, 2018 - November 25, 2018	164	$310.45	164	$96,280
November 26, 2018 - December 30, 2018	147	$319.52	147	$49,420
Total	311	$314.73	311	$49,420
___________
(1) All shares purchased during the three months ended December 30, 2018 were made in open-market transactions.

Sales of Unregistered Securities

None during the fiscal quarter ended December 30, 2018.

ITEM 6.	Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the period ended December 30, 2018. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Statement of Income Data

	Years Ended
	December 30, 2018 (52 weeks)	December 31, 2017 (52 weeks)	January 1, 2017 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(In millions, except per share data)
Total revenue	$3,333	$2,752	$2,398	$2,220	$1,861
Income from operations	$883	$606	$587	$613	$515
Consolidated net income	$782	$678	$428	$458	$353
Net income attributable to Illumina stockholders	$826	$726	$463	$462	$353
Net income attributable to Illumina stockholders for earnings per share	$826	$725	$454	$462	$353
Earnings per share attributable to Illumina stockholders:
Basic	$5.63	$4.96	$3.09	$3.19	$2.61
Diluted	$5.56	$4.92	$3.07	$3.10	$2.37
Shares used in computing earnings per share:
Basic	147	146	147	145	136
Diluted	149	148	148	149	149
Certain amounts may not recalculate using the rounded amounts provided.

Balance Sheet Data

	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
	(In millions)
Cash, cash equivalents and short-term investments	$3,512	$2,145	$1,559	$1,386	$1,338
Total assets	$6,959	$5,257	$4,281	$3,688	$3,340
Short-term debt	$1,107	$10	$2	$75	$304
Long-term debt	$890	$1,182	$1,056	$1,016	$987
Redeemable noncontrolling interests	$61	$220	$44	$33	—
Total stockholders’ equity	$3,845	$2,749	$2,270	$1,849	$1,463

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying consolidated financial statements and notes. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our consolidated statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

•	Contractual Obligations. Tabular disclosure of known contractual obligations as of December 30, 2018.

•	Critical Accounting Policies and Estimates. Discussion of significant changes we believe are important to understanding the assumptions and judgments underlying our consolidated financial statements.

•	Recent Accounting Pronouncements. Summary of recent accounting pronouncements applicable to our consolidated financial statements.

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

About Illumina

We have two reportable segments: Illumina’s core operations (Core Illumina) and one segment related to the activities of our Consolidated VIEs. Our Consolidated VIEs currently include only the operations of Helix, whereas prior to the GRAIL deconsolidation on February 28, 2017, our Consolidated VIEs included the combined operations of Helix and GRAIL. For information on Helix and GRAIL, refer to note “2. Balance Sheet Account Details” and note “10. Segment Information and Geographic Data” in Part II, Item 8 of this report.

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

Our comprehensive line of products addresses the scale of experimentation and breadth of functional analysis to advance disease research, drug development, and the development of molecular tests. This portfolio of leading-edge sequencing and array-based solutions addresses a range of genomic complexity and throughput, enabling researchers and clinical practitioners to select the best solution for their scientific challenge.

On November 1, 2018, we entered into an Agreement and Plan of Merger to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share), subject to applicable regulatory approvals. We believe PacBio’s highly accurate long reads combined with our highly accurate and scalable short reads will provide researchers and clinicians with a more perfect view of the genome, enhancing their ability to make novel discoveries and broaden clinical utility across a range of applications. The transaction is expected to close mid-2019. See note “3. Intangible Assets, Goodwill, and Acquisitions” in Part II, Item 8 of this report for further details regarding this acquisition.

Financial Overview

Consolidated financial highlights include the following:

•
Revenue increased 21% in 2018 to $3.3 billion compared to $2.8 billion in 2017 due to the growth in sales of our consumables, services, and instruments, primarily driven by increases in sequencing. We expect our revenue to continue to increase in 2019.

•
Gross profit as a percentage of revenue (gross margin) was 69.0% in 2018 compared to 66.4% in 2017. The gross margin increase was primarily driven by an increase in consumables as a percentage of total revenue, which generate higher gross margins, and the impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in 2017. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue increased to 26.5% in 2018 compared to 22.0% in 2017 primarily due to increased revenue, improved gross margins, and a decrease in operating expenses as a percentage of revenue. We expect our operating expenses to continue to grow on an absolute basis.

•
Our effective tax rate was 12.5% and 35.0% in 2018 and 2017, respectively. In 2018, the U.S. federal statutory rate was reduced from 35% to 21%. In 2018, the variance from the U.S. federal statutory rate of 21% was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, offset partially by the tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A “Risk Factors” of this report. We may also be adversely impacted in the future if the tax court opinion regarding the exclusion of stock compensation from cost-sharing charges is overturned. We anticipate that our future effective tax rate will remain lower than the U.S. federal statutory tax rate of 21% due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended 2018 with cash, cash equivalents, and short-term investments totaling $3.5 billion, of which approximately $487 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth audited consolidated statement of operations data for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, stated as a percentage of total revenue.

	2018	2017	2016
Revenue:
Product revenue	82.5%	83.2%	84.7%
Service and other revenue	17.5	16.8	15.3
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	22.1	24.7	22.3
Cost of service and other revenue	7.8	7.6	6.4
Amortization of acquired intangible assets	1.1	1.3	1.8
Total cost of revenue	31.0	33.6	30.5
Gross profit	69.0	66.4	69.5
Operating expense:
Research and development	18.7	19.8	21.0
Selling, general and administrative	23.8	24.6	24.4
Legal contingencies	—	—	(0.4)
Total operating expense	42.5	44.4	45.0
Income from operations	26.5	22.0	24.5
Other income (expense):
Interest income	1.3	0.7	0.4
Interest expense	(1.7)	(1.3)	(1.4)
Other income (expense), net	0.7	16.5	(0.1)
Total other income (expense), net	0.3	15.9	(1.1)
Income before income taxes	26.8	37.9	23.4
Provision for income taxes	3.3	13.3	5.6
Consolidated net income	23.5	24.6	17.8
Add: Net loss attributable to noncontrolling interests	1.3	1.8	1.5
Net income attributable to Illumina stockholders	24.8%	26.4%	19.3%
Percentages may not recalculate due to rounding.

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. Fiscal years 2018, 2017, and 2016 were all 52 weeks.

Revenue

	2018 - 2017				2017 - 2016
(Dollars in millions)	2018	2017	Change	% Change	2016	Change	% Change
Consumables	$2,156	$1,753	$403	23%	$1,543	$210	14%
Instruments	569	515	54	10	469	46	10
Other product	24	21	3	14	20	1	5
Total product revenue	2,749	2,289	460	20	2,032	257	13
Service and other revenue	584	463	121	26	366	97	27
Total revenue	$3,333	$2,752	$581	21%	$2,398	$354	15%

Other product revenue consists primarily of freight. Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

2018 Compared to 2017

The increase in consumables revenue in 2018 was primarily due to a $338 million increase in sequencing consumables revenue driven primarily by growth in the instrument installed base. Instruments revenue increased in 2018 primarily due to a $48 million increase in sequencing instruments revenue driven by increased shipments of our NovaSeq and NextSeq instruments, partially offset by fewer shipments of our HiSeq instrument. Service and other revenue increased in 2018 as a result of increased revenue from sequencing services, co-development agreements, and genotyping services.

2017 Compared to 2016

The increase in consumables revenue in 2017 was primarily due to a $197 million increase in sequencing consumables revenue driven by growth in the sequencing instrument installed base. Instruments revenue increased in 2017 primarily due to a $34 million increase in sequencing instruments revenue due to shipments of our NovaSeq instrument introduced in Q1 2017, partially offset by lower shipments of our HiSeq and HiSeq X instruments. The increase in service and other revenue in 2017 was driven by revenue from genotyping services and extended instrument service contracts associated with a larger sequencing installed base.

Gross Margin

	2018 - 2017				2017 - 2016
(Dollars in millions)	2018	2017	Change	% Change	2016	Change	% Change
Gross profit	$2,300	$1,826	$474	26%	$1,666	$160	10%
Gross margin	69.0%	66.4%			69.5%

2018 Compared to 2017

The gross margin increase in 2018 was driven primarily by an increase in consumables as a percentage of total revenue, which generate higher gross margins, and an $18 million impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in 2017.

2017 Compared to 2016

The gross margin decrease in 2017 was driven by a variety of factors, including an $18 million impairment of an acquired intangible asset, an increase in lower-margin array services mix, inventory reserves related to product transitions, and lower instrument margin from the NovaSeq introduction.

Operating Expense

	2018 - 2017				2017 - 2016
(Dollars in millions)	2018	2017	Change	% Change	2016	Change	% Change
Research and development	$623	$546	$77	14%	$504	$42	8%
Selling, general and administrative	794	674	120	18	584	90	15
Legal contingencies	—	—	—	—	(9)	9	(100)
Total operating expense	$1,417	$1,220	$197	16%	$1,079	$141	13%

2018 Compared to 2017

Core Illumina R&D expense increased by $78 million, or 15%, primarily due to increased headcount, as we continue to invest in the research and development of new products and enhancements to existing products, and an increase in performance-based compensation.  R&D expense of our Consolidated VIEs decreased by $1 million, primarily due to the deconsolidation of GRAIL in Q1 2017, partially offset by the growth in Helix’s operations.

Core Illumina SG&A expense increased by $125 million, or 20%, primarily due to increased headcount and investments in facilities to support the continued growth and scale of our operations, and an increase in performance-based compensation. SG&A expense of our Consolidated VIEs decreased by $5 million primarily due to the deconsolidation of GRAIL in Q1 2017, partially offset by the growth of Helix's operations.

2017 Compared to 2016

Core Illumina R&D expense increased by $58 million, or 13%, primarily due to increased headcount as we continue to invest in the research and development of new products and enhancements to existing products.  R&D expense of our Consolidated VIEs decreased by $16 million, primarily due to the deconsolidation of GRAIL in Q1 2017, partially offset by growth in Helix’s operations.

Core Illumina SG&A expense increased by $73 million, or 13%, primarily due to increased headcount and facilities investments to support the continued growth and scale of our operations. SG&A expense of our Consolidated VIEs increased by $17 million due to marketing expenses related to Helix’s July 2017 platform launch and increased headcount, as well as performance-based compensation related to the GRAIL Series B financing. These results were partially offset by the deconsolidation of GRAIL in Q1 2017.

Legal contingencies in 2016 represented a reversal of previously recorded expense related to the settlement of patent litigation.

Other Income (Expense), Net

	2018 - 2017				2017 - 2016
(Dollars in millions)	2018	2017	Change	% Change	2016	Change	% Change
Interest income	$44	$19	$25	132%	$10	$9	90%
Interest expense	(57)	(37)	(20)	54	(33)	(4)	12
Other income (expense), net	24	455	(431)	(95)	(3)	458	(15,267)
Total other income (expense), net	$11	$437	$(426)	(97)%	$(26)	$463	(1,781)%

Other income (expense), net primarily relates to Core Illumina for all periods presented.

2018 Compared to 2017

Interest income increased in 2018 compared to 2017 as a result of higher yields on our investments and higher cash and cash-equivalent balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes and interest recorded on our financing obligations related to our build-to-suit properties. Other income (expense), net, in 2018, consisted primarily of mark-to-market adjustments and impairments from our strategic investments. Other income (expense), net decreased in 2018 primarily due to a $453 million gain recorded on the deconsolidation of GRAIL in Q1 2017.

2017 Compared to 2016

Interest income increased in 2017 compared to 2016 as a result of higher yields on our investments and higher savings and money market balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes. Other income (expense), net increased in 2017 compared to 2016 primarily due to a $453 million gain recorded on the deconsolidation of GRAIL in Q1 2017 and an increase in net foreign exchange gains.

Provision for Income Taxes

	2018 - 2017				2017 - 2016
(Dollars in millions)	2018	2017	Change	% Change	2016	Change	% Change
Income before income taxes	$894	$1,043	$(149)	(14)%	$561	$482	86%
Provision for income taxes	112	365	(253)	(69)	133	232	174
Consolidated net income	$782	$678	$104	15%	$428	$250	58%
Effective tax rate	12.5%	35.0%			23.7%

2018 Compared to 2017

In 2018, the U.S. federal statutory rate was reduced from 35% to 21%. In 2018, the variance from the U.S. federal statutory rate of 21% was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation, offset partially by the $11 million tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform. In 2017, the effective tax rate was primarily impacted by the mix of earnings in jurisdictions with lower statutory rates from the U.S. federal statutory rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation. Such impacts were offset primarily by the provisional estimated impact of U.S. Tax Reform of $150 million. The impact of U.S. Tax Reform primarily represented our provisional estimate of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the impact of revaluing our U.S. deferred tax assets and liabilities based on the statutory rates at which they are expected to be recognized in the future, which for federal purposes was reduced from 35% to 21%.

2017 Compared to 2016

In 2017, the effective tax rate was equivalent to the U.S. federal statutory tax rate of 35% and was primarily impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation. Such impacts were offset primarily by the provisional estimated impact of U.S. Tax Reform of $150 million. The impact of U.S. Tax Reform primarily represented our provisional estimates of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the impact of revaluing our U.S. deferred tax assets and liabilities based on the statutory rates at which they are expected to be recognized in the future, which for federal purposes was reduced from 35% to 21%. In 2016, the variance from the U.S. federal statutory tax rate of 35% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates from the U.S. federal statutory rate, such as in Singapore and the United Kingdom, partially offset by the tax impact associated with the investment in our consolidated variable interest entities.

Liquidity and Capital Resources

At December 30, 2018, we had approximately $1.1 billion in cash and cash equivalents, of which approximately $487 million was held by our foreign subsidiaries. Cash and cash equivalents held by Helix as of December 30, 2018 were $24 million. Cash and cash equivalents decreased by $81 million from last year due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest the historical earnings of our foreign subsidiaries generated prior to 2017. As of December 30, 2018, we asserted that $63 million of foreign earnings would not be indefinitely reinvested.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of December 30, 2018, we had $2.4 billion in short-term investments, including $103 million held by Helix. Our short-term investments are predominantly comprised of marketable securities consisting of U.S government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

In August 2018, we issued convertible senior notes due 2023 (2023 Notes) with an aggregate principal amount of $750 million. The net proceeds from the issuance, after deducting the offering expenses payable by us, were $735 million. We used a portion of the net proceeds to repurchase $103 million of our common stock concurrently with the offering. The 2023 Notes mature on August 15, 2023 and were not convertible as of December 30, 2018.

Our convertible senior notes due in 2019 and 2021 became convertible, at the option of the holders, on October 1, 2018 and continued to be convertible through December 31, 2018. However, effective January 1, 2019, these convertible senior notes were no longer convertible. Regardless, the notes due in 2019 become convertible at any time on or after March 15, 2019 until June 13, 2019 and mature on June 15, 2019. It is our intent and policy to settle conversions of the notes through combination settlement; this involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months, including the pending acquisition of PacBio for a price of approximately $1.2 billion in cash, as described above. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	support of commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	repayment of debt obligations;

•	the expansion needs of our facilities, including costs of leasing and building out additional facilities; and

•	repurchases of our outstanding common stock.

Authorizations to repurchase $49 million of our common stock remained available as of December 30, 2018. On February 6, 2019, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $550 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Certain noncontrolling Helix investors may require Illumina to redeem certain noncontrolling interests in cash at the then approximate redemption fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of December 30, 2018 was $61 million.

We had $69 million remaining in our capital commitment to a venture capital investment fund as of December 30, 2018.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	2018	2017	2016
Net cash provided by operating activities	$1,142	$875	$779
Net cash used in investing activities	(1,813)	(214)	(515)
Net cash provided by (used in) financing activities	594	(176)	(296)
Effect of exchange rate changes on cash and cash equivalents	(4)	5	(2)
Net (decrease) increase in cash and cash equivalents	$(81)	$490	$(34)

Operating Activities

Net cash provided by operating activities in 2018 primarily consisted of net income of $782 million plus net adjustments of $378 million, partially offset by net changes in operating assets and liabilities of $18 million. The primary non-cash adjustments to net income included share-based compensation of $193 million, depreciation and amortization expenses of $179 million, accretion of debt discount of $41 million, partially offset by deferred income taxes of $18 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in accounts receivable and inventory, partially offset by increases in accrued liabilities and accounts payable.

Net cash provided by operating activities in 2017 primarily consisted of net income of $678 million and net changes in net operating assets and liabilities of $195 million. We also had $2 million in net non-cash adjustments to net income, consisting of a gain on deconsolidation of GRAIL of $453 million, depreciation and amortization expenses of $156 million, share-based compensation of $164 million, deferred income taxes of $81 million, impairment of intangible assets of $23 million, and accretion of debt discount of $30 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in other long-term liabilities of $160 million related primarily to estimated taxes associated with the U.S. Tax Reform as well as increases in accrued liabilities, partially offset by increases in inventory and accounts receivable.

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

Investing Activities

Net cash used in investing activities totaled $1,813 million in 2018. We purchased $2,859 million of available-for-sale securities and $1,457 million of our available-for-sale securities matured or were sold during the period. We paid net cash of $100 million for acquisitions and $15 million for strategic investments. We also invested $296 million in capital expenditures, primarily associated with our investment in facilities.

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

Financing Activities

Net cash provided by financing activities totaled $594 million in 2018. We received $735 million in proceeds from the issuance of $750 million in principal amount of our convertible senior notes due 2023, net of issuance costs. We also received $46 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan. We used $201 million to repurchase our common stock and $74 million to pay taxes related to net share settlement of equity awards. Contributions from noncontrolling interest owners were $92 million. Additionally, $4 million was used by Helix to repay financing obligations.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 30, 2018, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of December 30, 2018, aggregated by type (in millions):

	Payments Due by Period(1)
		Less Than			More Than
Contractual Obligation	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$1,910	$636	$524	$750	$—
Operating leases	745	59	125	122	439
Build-to-suit leases	283	18	42	44	179
Purchase obligations(3)	113	93	20	—	—
U.S. Tax Reform transition tax(4)	108	—	14	55	39
Amounts due under executive deferred compensation plan	33	33	—	—	—
Total	$3,192	$839	$725	$971	$657
_______________________________________

(1)
The table excludes $88 million of uncertain tax positions, $61 million of redeemable noncontrolling interest, $69 million of capital commitments for our venture capital investment fund, and the approximately $1.2 billion purchase price for the pending acquisition of PacBio, as the timing and amounts of settlement remained uncertain as of December 30, 2018. See note “8. Income Taxes,” note “2. Balance Sheet Account Details,” and note “3. Intangible Assets, Goodwill, and Acquisitions” in Part II, Item 8 of this report for additional information.

(2)
Debt obligations include the principal amount of our convertible senior notes due 2019, 2021, and 2023, as well as interest payments to be made under the notes. Although these notes mature in 2019, 2021, and 2023, respectively, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “5. Debt and Other Commitments” in Part II, Item 8 of this report for further discussion.

(3)
In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to licensing and supply arrangements. See note “5. Debt and Other Commitments” in Part II, Item 8 of this report for further discussion.

(4)
U.S. Tax Reform transition tax includes the remaining portion of the one-time tax on earnings of certain foreign subsidiaries which we elected to pay in installments in accordance with the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our consolidated financial statements could have been materially different from those presented. Members of our senior management have discussed the development and selection of our critical accounting policies and estimates, and our disclosure regarding them, with the audit committee of our board of directors. Our accounting policies are more fully described in note “1. Organization and Summary of Significant Accounting Policies” in Part II, Item 8 of this report.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 60 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

We regularly enter into contracts with multiple performance obligations. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract.  Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date.

The contract price is allocated to each performance obligation in proportion to its standalone selling price. We determine our best estimate of standalone selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, we rely upon prices set by management, adjusted for applicable discounts.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers by us. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

Investments

We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and equity securities. As of December 30, 2018, we had $2.4 billion in short-term investments, including $103 million held by Helix. We classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

As discussed in note “4. Fair Value Measurements” in Part II, Item 8 of this report, approximately half of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statement of financial positions.

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

Inventory Valuation

Inventories are stated at lower of cost or net realizable value. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. We record write-downs of inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We make assumptions about future demand, market conditions, and the release of new products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required.

Contingencies

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows.

Business Combinations

Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. These valuations require us to make significant estimates and assumptions. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill.

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

Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We perform regular reviews to determine if the carrying values of our long-lived assets are impaired. A review of identifiable intangible assets and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets and compare their fair values to the respective carrying amounts.

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

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting units, we may be required to record future impairment charges for purchased intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on estimated fair value. We estimate the fair value of stock purchases under our employee stock purchase plan using the Black-Scholes-Merton (BSM) option-pricing model. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant.

The determination of fair value of share-based awards requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of income. These include estimates of the expected volatility of our stock price, expected life of an award, expected dividends, the risk-free interest rate, and forecast of our future financial performance, in the case of performance stock units. We determine the volatility of our stock price by equally weighing the historical and implied volatility of our common stock. The historical volatility of our common stock over the most recent period is generally commensurate with the volatility we project over the estimated expected life of our stock awards, adjusted for the impact of unusual fluctuations not reasonably expected to recur, and other relevant factors. Implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. We determined expected dividend yield to be 0% given we have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. We update our forecast of future financial performance periodically, which impacts our estimate of the number of shares to be issued pursuant to the outstanding performance stock units. We amortize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards. If any of the assumptions used change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

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

We recognize the impact of a tax position in our consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see note “1. Organization and Summary of Significant Accounting Policies” in Part II, Item 8, Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In June 2014, we issued $633 million aggregate principal amount of 0% convertible senior notes due 2019 (2019 Notes) and $517 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes). In August 2018, we issued $750 million aggregate principal amount of 0% convertible senior notes due 2023 (2023 Notes). At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rates for the 2019, 2021, and 2023 Notes were 2.9%, 3.5%, and 3.7%, respectively. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of each of the 2019, 2021, and 2023 Notes would result in losses of approximately $1 million, $2 million, and $4 million, respectively.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, Japanese yen, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income.

We use forward exchange contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of December 30, 2018, the total notional amounts of outstanding forward contracts in place for foreign currency purchases was $122 million.

ITEM 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Illumina, Inc. (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2019 expressed an unqualified opinion thereon.

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

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

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

San Diego, California
February 11, 2019

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,144	$1,225
Short-term investments	2,368	920
Accounts receivable, net	514	411
Inventory	386	333
Prepaid expenses and other current assets	78	91
Total current assets	4,490	2,980
Property and equipment, net	1,075	931
Goodwill	831	771
Intangible assets, net	185	175
Deferred tax assets, net	70	88
Other assets	308	312
Total assets	$6,959	$5,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184	$160
Accrued liabilities	513	432
Build-to-suit lease liability	—	144
Long-term debt, current portion	1,107	10
Total current liabilities	1,804	746
Long-term debt	890	1,182
Other long-term liabilities	359	360
Commitments and contingencies
Redeemable noncontrolling interests	61	220
Stockholders’ equity:
Preferred stock, $0.01 par value, 10 million shares authorized; no shares issued and outstanding at December 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 320 million shares authorized; 192 million shares issued and 147 million outstanding at December 30, 2018; 191 million shares issued and 147 million outstanding at December 31, 2017	2	2
Additional paid-in capital	3,290	2,833
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	3,083	2,256
Treasury stock, 45 million shares and 44 million shares at cost at December 30, 2018 and December 31, 2017, respectively	(2,616)	(2,341)
Total Illumina stockholders’ equity	3,758	2,749
Noncontrolling interests	87	—
Total stockholders’ equity	3,845	2,749
Total liabilities and stockholders’ equity	$6,959	$5,257

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Revenue:
Product revenue	$2,749	$2,289	$2,032
Service and other revenue	584	463	366
Total revenue	3,333	2,752	2,398
Cost of revenue:
Cost of product revenue	738	679	534
Cost of service and other revenue	260	208	155
Amortization of acquired intangible assets	35	39	43
Total cost of revenue	1,033	926	732
Gross profit	2,300	1,826	1,666
Operating expense:
Research and development	623	546	504
Selling, general and administrative	794	674	584
Legal contingencies	—	—	(9)
Total operating expense	1,417	1,220	1,079
Income from operations	883	606	587
Other income (expense):
Interest income	44	19	10
Interest expense	(57)	(37)	(33)
Other income (expense), net	24	455	(3)
Total other income (expense), net	11	437	(26)
Income before income taxes	894	1,043	561
Provision for income taxes	112	365	133
Consolidated net income	782	678	428
Add: Net loss attributable to noncontrolling interests	44	48	35
Net income attributable to Illumina stockholders	$826	$726	$463
Net income attributable to Illumina stockholders for earnings per share	$826	$725	$454
Earnings per share attributable to Illumina stockholders:
Basic	$5.63	$4.96	$3.09
Diluted	$5.56	$4.92	$3.07
Shares used in computing earnings per share:
Basic	147	146	147
Diluted	149	148	148

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Consolidated net income	$782	$678	$428
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	(1)
Total consolidated comprehensive income	782	678	427
Add: Comprehensive loss attributable to noncontrolling interests	44	48	35
Comprehensive income attributable to Illumina stockholders	$826	$726	$462
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Interests	Equity
Balance as of January 3, 2016	187	$2	$2,498	$—	$1,022	(40)	$(1,673)	$—	$1,849
Net income (loss)	—	—	—	—	463	—	—	(14)	449
Unrealized loss on available-for-sale securities, net of deferred tax	—	—	—	(1)	—	—	—	—	(1)
Issuance of common stock, net of repurchases	2	—	47	—	—	(3)	(349)	—	(302)
Share-based compensation	—	—	129	—	—	—	—	—	129
Net incremental tax benefit related to share-based compensation	—	—	87	—	—	—	—	—	87
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(21)	—	—	—	—	—	(21)
Vesting of redeemable equity awards	—	—	(2)	—	—	—	—	—	(2)
Issuance of subsidiary shares in business combination	—	—	2	—	—	—	—	—	2
Issuance of treasury stock	—	—	3	—	—	—	—	—	3
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	80	80
Proceeds from early exercise of equity awards from a subsidiary	—	—	—	—	—	—	—	7	7
Tax impact of deemed dividend from GRAIL	—	—	(10)	—	—	—	—	—	(10)
Balance as of January 1, 2017	189	2	2,733	(1)	1,485	(43)	(2,022)	73	2,270
Net income (loss)	—	—	—	—	726	—	—	(7)	719
Issuance of common stock, net of repurchases	2	—	71	—	—	(1)	(319)	—	(248)
Share-based compensation	—	—	164	—	—	—	—	—	164
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(136)	—	—	—	—	—	(136)
Vesting of redeemable equity awards	—	—	(13)	—	—	—	—	—	(13)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	3	—	45	—	—	—	48
Deconsolidation of GRAIL	—	—	11	—	—	—	—	(66)	(55)
Balance as of December 31, 2017	191	2	2,833	(1)	2,256	(44)	(2,341)	—	2,749
Net income (loss)	—	—	—	—	826	—	—	(10)	816
Issuance of common stock, net of repurchases	1	—	46	—	—	(1)	(275)	—	(229)
Share-based compensation	—	—	193	—	—	—	—	—	193
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	127	—	—	—	—	—	127
Vesting of redeemable equity awards	—	—	(2)	—	—	—	—	—	(2)
Issuance of subsidiary shares	—	—	—	—	—	—	—	5	5
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	92	92
Issuance of convertible senior notes, net of tax impact	—	—	93	—	—	—	—	—	93
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	1	—	—	—	1
Balance as of December 30, 2018	192	$2	$3,290	$(1)	$3,083	(45)	$(2,616)	$87	$3,845

See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Consolidated net income	$782	$678	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of GRAIL	—	(453)	—
Depreciation expense	140	110	90
Amortization of intangible assets	39	46	51
Share-based compensation expense	193	164	129
Accretion of debt discount	41	30	30
Deferred income taxes	(18)	81	94
Impairment of intangible assets	—	23	—
Other	(17)	1	2
Changes in operating assets and liabilities:
Accounts receivable	(105)	(26)	3
Inventory	(53)	(33)	(30)
Prepaid expenses and other current assets	5	8	(1)
Other assets	(9)	(5)	(7)
Accounts payable	45	10	(2)
Accrued liabilities	103	81	(24)
Other long-term liabilities	(4)	160	16
Net cash provided by operating activities	1,142	875	779
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,859)	(742)	(895)
Sales of available-for-sale securities	597	322	543
Maturities of available-for-sale securities	860	321	140
Net cash paid for acquisitions	(100)	—	(18)
Proceeds from sale of GRAIL securities	—	278	—
Deconsolidation of GRAIL cash	—	(52)	—
Net purchases of strategic investments	(15)	(29)	(14)
Purchases of property and equipment	(296)	(310)	(260)
Cash paid for intangible assets	—	(2)	(11)
Net cash used in investing activities	(1,813)	(214)	(515)
Cash flows from financing activities:
Net proceeds from issuance of debt	735	5	5
Common stock repurchases	(201)	(251)	(249)
Proceeds from issuance of common stock	46	71	47
Taxes paid related to net share settlement of equity awards	(74)	(68)	(100)
Payments on financing obligations	(4)	(9)	(66)
Contributions from noncontrolling interest owners	92	79	89
Payments on acquisition-related contingent consideration liability	—	(3)	(29)
Proceeds from early exercise of equity awards from a subsidiary	—	—	7
Net cash provided by (used in) financing activities	594	(176)	(296)
Effect of exchange rate changes on cash and cash equivalents	(4)	5	(2)
Net (decrease) increase in cash and cash equivalents	(81)	490	(34)
Cash and cash equivalents at beginning of year	1,225	735	769
Cash and cash equivalents at end of year	$1,144	$1,225	$735
Supplemental cash flow information:
Cash paid for income taxes	$99	$149	$60

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

We are a provider of sequencing- and array-based solutions, serving customers in the research, clinical and applied markets.  Our products are used for applications in the life sciences, oncology, reproductive health, agriculture and other emerging segments. Our customers include a broad range of academic, government, pharmaceutical, biotechnology, and other leading institutions around the globe.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include our accounts, our wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities (VIEs) for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the year ended December 30, 2018, our consolidated VIE, Helix, received additional cash contributions from us and third-party investors in exchange for voting equity interests in Helix. Therefore, we reassessed and concluded that Helix continued to be a variable interest entity and that we remained the primary beneficiary. During the periods presented, we have not provided any other financial or other support to our VIEs that we were not contractually required to provide.

The equity method is used to account for investments over which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded within other assets, and the share of net income or losses of equity investments is recognized on a one quarter lag in other income (expense), net.

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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The years ended December 30, 2018, December 31, 2017, and January 1, 2017 were all 52 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services. We adopted Topic 606 using the modified retrospective transition method. The cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the consolidated financial statements for the year ended December 30, 2018 due to the adoption of Topic 606.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), which requires equity investments (other than those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. This standard was effective for us beginning in the first quarter of 2018. Based on our elections, our equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient for estimating fair value are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. This measurement alternative was applied prospectively to such equity securities and did not result in an adjustment to retained earnings.

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which aims to simplify the accounting for share-based payment transactions, including accounting for income taxes, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either liabilities or equity. This ASU was effective for us beginning in the first quarter of 2017.

This new standard increases the volatility of net income by requiring excess tax benefits from share-based payment arrangements to be classified as discrete items within the provision for income taxes, rather than recognizing excess tax benefits in additional paid-in capital. Upon adoption in Q1 2017, we recorded $45 million, net, to retained earnings, primarily related to unrealized tax benefits associated with share-based compensation. As a result of the adoption of this new standard, we made an accounting policy election to recognize forfeitures as they occur and no longer estimate expected forfeitures.

In addition, ASU 2016-09 requires that excess income tax benefits from share-based compensation arrangements be classified as cash flow from operations, rather than cash flow from financing activities. We elected to apply the cash flow classification guidance retrospectively and reclassified $91 million from financing activity to operating activity for the year ended January 1, 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new standard requires lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use assets and disclose key information about leasing arrangements.  ASU 2016-02 is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on December 31, 2018. We will continue to report financial information for fiscal years ending before December 31, 2018 under the current lease accounting standard.

We elected the standard’s package of practical expedients on adoption, which allows us to carry forward our historical assessment of whether existing agreements contain a lease and the classification of our existing lease agreements as either operating or capital leases (referred to as operating and financing leases in the new standard).  We did not elect the standard’s available hindsight practical expedient on adoption.  The standard also provides practical expedients for ongoing lessee accounting after adoption. We expect to elect the practical expedient to not separate lease and non-lease components for our

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

real-estate leases and will therefore allocate all fixed lease payments, which may include management fees and common-area-maintenance charges, to our operating lease liabilities and corresponding right-of-use assets.

We have finalized the changes to our systems, processes, policies, and controls for lease accounting, including implementation of a third-party software application, to facilitate our adoption of the lease standard effective December 31, 2018.  We expect the most significant impacts of adoption to result from the recognition of our operating and build-to-suit lease commitments as lease liabilities with corresponding right-of-use assets, and the derecognition of existing assets and liabilities for our build-to-suit arrangements that do not qualify for sale-leaseback accounting.  We currently expect this will result in the net recognition of additional total assets and liabilities of approximately $329 million and $354 million, respectively, and the difference between these amounts will be recorded as a cumulative-effect adjustment to retained earnings upon adoption in the first quarter of 2019.  We also expect the classification of a portion of lease expense for our build-to-suit arrangements to change from interest expense to operating expense going forward.  During the year ended December 30, 2018, the interest portion of lease expense for our build-to-suit arrangements was $13 million.

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

We are also subject to risks related to our financial instruments, including cash and cash equivalents, investments, and accounts receivable. Most of our cash and cash equivalents as of December 30, 2018 were deposited with U.S. financial institutions, either domestically or with their foreign branches. Our investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Clearwater Analytics (Industry Sector Report), to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities, U.S. government-sponsored entities, U.S. Treasury securities, and money market funds.

We require customized products and components that currently are available from a limited number of sources. We source certain key products and components included in our products from single vendors.

We perform regular reviews of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Shipments to customers outside the United States comprised 47%, 45%, and 46% of total revenue for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. Customers outside the United States represented 44% and 48% of our gross trade accounts receivable balance as of December 30, 2018 and December 31, 2017, respectively.

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

Historically, we have not experienced significant credit losses from investments and accounts receivable.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate the related fair values due to the short-term maturities of these instruments.

Functional Currency

The U.S. dollar is the functional currency of our international operations. We re-measure foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and record the net gains or losses resulting from re-measurement in other income (expense), net in the consolidated statements of income.

Acquisitions

All assets acquired and liabilities assumed are measured at fair value as of the acquisition date. We record the excess of purchase price over the aggregate value assigned to the net tangible and identifiable intangible assets acquired as goodwill. Acquired intangible assets other than goodwill are amortized over their useful lives. Post-acquisition adjustments in deferred tax asset valuation allowances and liabilities for uncertain tax positions are recorded in current period income tax expense.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase.

Short-term investments consist of debt securities in U.S. government-sponsored entities, corporate debt securities, U.S. Treasury securities, and equity securities. We classify short-term debt investments as available-for-sale at the time of purchase and evaluate such classification as of each balance sheet date. All short-term debt investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale debt securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We evaluate our debt investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the securities will be sold before the recovery of their cost basis. Realized gains, losses, and declines in value judged to be other than temporary are determined based on the specific identification method and are recorded in interest income (expense), net in the consolidated statements of income.

Equity investments with readily determinable fair values are classified as current or noncurrent based on the nature of the securities and their availability for use in current operations. All short-term equity investments are recorded at estimated fair value. Unrealized gains and losses for equity securities with readily determinable fair values are recorded in other income (expense), net in the consolidated statements of income.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest-bearing. Receivables are considered past due based on the contractual payment terms. We reserve specific receivables if collectibility is no longer reasonably assured. We also reserve a percentage of our trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve.

Inventory

Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory includes raw materials and finished goods that may be used in the research and development process, and such items are expensed as consumed or expired. Inventory write-downs for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, quality issues, historical experience, and usage forecasts.

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

Costs incurred to develop internal-use software during the application development stage are recorded as computer software costs, at cost. Costs incurred in the development of such internal-use software, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software application development, are capitalized. Cost incurred outside of the application development stage are expensed as incurred.

The estimated useful lives of the major classes of property and equipment are generally as follows:

Estimated Useful Lives
Buildings and leasehold improvements	4 to 20 years
Machinery and equipment	3 to 5 years
Computer hardware and software	3 to 7 years
Furniture and fixtures	7 years

Leases

Leases are reviewed and classified as capital or operating at their inception. When we are involved in the construction of leased assets, we evaluate whether we are the accounting owner during the construction period. For leases where we are the deemed accounting owner during the construction period, we record project construction costs paid or reimbursed by the landlord as construction in progress and a corresponding build-to-suit lease liability. For operating leases, rent expense is recorded on a straight-line basis over the term of the lease, which includes the construction build-out period and lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued liabilities and other long-term liabilities. Lease incentives are amortized on a straight-line basis over the lease term as a reduction to rent expense.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired in an acquisition. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, the second step of the goodwill impairment test is performed to determine the amount of loss, which involves comparing the implied fair values of the goodwill to the carrying values of the goodwill. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. We performed the annual assessment for goodwill impairment in the second quarter of 2018, noting no impairment.

Our identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, customer relationships, license agreements, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

We perform regular reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to the net book value, significant changes in the ability of a particular asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.

During the year ended December 31, 2017, we performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Also, during the year ended December 31, 2017, we recorded a $5 million impairment charge of in-process research and development as the project had no future alternative use. Such impairments were recorded within the Core Illumina reportable segment. See further discussion of our segments in note “10. Segment Information and Geographic Data.”

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

As of December 30, 2018, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of December 30, 2018, and December 31, 2017, the total notional amounts of outstanding forward contracts in place for foreign currency purchases was $122 million and $88 million, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 60 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

We regularly enter into contracts with multiple performance obligations. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract.  Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of December 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $909 million, of which approximately 80% is expected to be converted to revenue through 2019, with the remainder thereafter.

The contract price is allocated to each performance obligation in proportion to its standalone selling price. We determine our best estimate of standalone selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product or service has no history of sales or if the sales volume is not sufficient, we rely upon prices set by management, adjusted for applicable discounts.

Contract liabilities, which consist of deferred revenue and customer deposits, as of December 30, 2018 and December 31, 2017 were $206 million and $181 million, respectively, of which the short-term portions of $175 million and $150 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded during the year ended December 30, 2018 included $146 million of previously deferred revenue that was included in contract liabilities as of December 31, 2017. Contract assets as of December 30, 2018 and December 31, 2017 were not material.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers by us. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents revenue by source (in millions):

	Years Ended
	December 30, 2018			December 31, 2017			January 1, 2017
	Sequencing	Microarray	Total	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,806	$350	$2,156	$1,468	$285	$1,753	$1,271	$272	$1,543
Instruments	532	37	569	484	31	515	450	19	469
Other product	21	3	24	19	2	21	18	2	20
Total product revenue	2,359	390	2,749	1,971	318	2,289	1,739	293	2,032
Service and other revenue	416	168	584	322	141	463	277	89	366
Total revenue	$2,775	$558	$3,333	$2,293	$459	$2,752	$2,016	$382	$2,398

Revenue related to our Consolidated VIEs is included in sequencing service and other revenue.

The majority of our revenue consists of sales of consumables and instruments. We also perform various services for our customers. For the years ended December 30, 2018, December 31, 2017, and January 1, 2017, consumable sales represented 65%, 64%, and 64%, respectively, of total revenue; instrument sales represented 17%, 19%, and 20%, respectively, of total revenue; and services represented 18%, 17%, and 15%, respectively, of total revenue. Our customers include leading genomic research centers, academic institutions, government laboratories, and hospitals, as well as pharmaceutical, biotechnology, commercial molecular diagnostic laboratories, and consumer genomics companies. We had no customers that provided more than 10% of total revenue in the years ended December 30, 2018, December 31, 2017, and January 1, 2017.

The following table represents revenue by geographic area, based on region of destination (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Americas (1)	$1,864	$1,585	$1,367
Europe, Middle East, and Africa	851	653	575
Greater China (2)	365	292	—
Asia-Pacific	253	222	456
Total revenue	$3,333	$2,752	$2,398
____________________________________
(1) Revenue for the Americas region included United States revenue of $1,779 million, $1,511 million, and $1,294 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.
(2) Revenue for the Greater China region, which includes China, Taiwan, and Hong Kong, is included in the Asia-Pacific region for the year ended January 1, 2017.

Share-Based Compensation

Share-based compensation expense is incurred related to restricted stock and Employee Stock Purchase Plan (ESPP).

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock purchased under our ESPP. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The expected volatility is determined by equally weighing the historical and implied volatility of our common stock. The historical volatility is generally commensurate with the estimated expected term, adjusted for the impact of unusual fluctuations and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected term is based on historical forfeiture experience and the terms and conditions of the ESPP. The expected dividend yield is determined to be 0% given that we have never declared or paid cash dividends on our common stock and do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $38 million, $30 million, and $20 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

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

The impact of a tax position is recognized in the consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion price of the respective notes. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Weighted average shares outstanding	147	146	147
Effect of potentially dilutive common shares from:
Convertible senior notes	1	—	—
Equity awards	1	2	1
Weighted average shares used in calculating diluted earnings per share	149	148	148

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in millions):

	December 30, 2018	December 31, 2017
Foreign currency translation adjustments	$1	$1
Unrealized loss on available-for-sale debt securities, net of deferred tax	(2)	(2)
Total accumulated other comprehensive loss	$(1)	$(1)

2.	Balance Sheet Account Details

Investments

Debt Securities

Available-for-sale debt securities, included in short-term investments, consisted of the following (in millions):

	December 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Debt securities in government-sponsored entities	$21	$—	$—	$21	$67	$—	$67
Corporate debt securities	1,060	(2)	—	1,058	423	(2)	421
U.S. Treasury securities	1,250	(1)	1	1,250	433	(1)	432
Total	$2,331	$(3)	$1	$2,329	$923	$(3)	$920

Contractual maturities of available-for-sale debt securities, as of December 30, 2018, were as follows (in millions):

Estimated Fair Value
Due within one year	$1,618
After one but within five years	711
Total	$2,329

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have the ability, if necessary, to liquidate any of our cash equivalents and short-term investments to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying consolidated balance sheets.

Equity Securities

Our equity securities are strategic investments primarily in privately held companies.

The carrying values of our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Unrealized gains and losses on non-marketable equity securities are recognized in other income (expense), net. As of December 30, 2018 and December 31, 2017, the aggregate carrying amounts of our non-marketable equity investments without readily determinable fair values were $231 million and $250 million, respectively, included in other assets. The decline was primarily due to the reclassification of an equity security that became marketable in 2018 to short-term investments.

Our marketable equity security is measured at fair value. Unrealized gains and losses are recognized in other income (expense), net. As of December 30, 2018, the fair value of our marketable equity investment was $39 million included in short-term investments. This included an unrealized gain of $21 million recorded in other income (expense), net during the year ended December 30, 2018.

Our equity investments are assessed for impairment quarterly. Impairment losses, equal to the difference between the carrying value and the fair value of the investment, are recorded in other income (expense), net. No material impairment losses were recorded during the years ended December 30, 2018, December 31, 2017, and January 1, 2017.

Revenue recognized from transactions with our strategic equity investees was $143 million, $127 million, and $56 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

Venture Fund

We invest in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable through April 2026, of which $69 million remained as of December 30, 2018. Our investment in the Fund is accounted for as an equity-method investment. The carrying amounts of the Fund, included in other assets, were $29 million and $16 million as of December 30, 2018 and December 31, 2017, respectively.

Accounts Receivable

Accounts receivable, net consisted of the following (in millions):

	December 30, 2018	December 31, 2017
Trade accounts receivable, gross	$516	$414
Allowance for doubtful accounts	(2)	(3)
Total accounts receivable, net	$514	$411

Inventory

Inventory consisted of the following (in millions):

	December 30, 2018	December 31, 2017
Raw materials	$117	$93
Work in process	218	188
Finished goods	51	52
Total inventory	$386	$333

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment, net consisted of the following (in millions):

	December 30, 2018	December 31, 2017
Leasehold improvements	$567	$331
Machinery and equipment	382	316
Computer hardware and software	217	185
Furniture and fixtures	45	34
Buildings	285	155
Construction in progress	100	326
Total property and equipment, gross	1,596	1,347
Accumulated depreciation	(521)	(416)
Total property and equipment, net	$1,075	$931

Property and equipment, net included non-cash expenditures of $35 million, $117 million and $220 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively, which were excluded from the consolidated statements of cash flows. Such non-cash expenditures included $18 million, $79 million and $193 million recorded under build-to-suit lease accounting for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 30, 2018	December 31, 2017
Contract liabilities, current portion	$175	$150
Accrued compensation expenses	193	177
Accrued taxes payable	82	50
Other, including warranties (a)	63	55
Total accrued liabilities	$513	$432

(a) Changes in the reserve for product warranties from January 3, 2016 through December 30, 2018 were as follows (in millions):

Warranty Reserve
Balance as of January 3, 2016	$17
Additions charged to cost of revenue	21
Repairs and replacements	(25)
Balance as of January 1, 2017	13
Additions charged to cost of revenue	26
Repairs and replacements	(22)
Balance as of December 31, 2017	17
Additions charged to cost of revenue	27
Repairs and replacements	(25)
Balance as of December 30, 2018	$19

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

As contractually committed, in July 2015, we contributed certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions were recorded at their historical basis as they remained within our control. Helix is financed through cash contributions made by us and the third-party investors in exchange for voting equity interests in Helix. During the year ended December 30, 2018, we made additional investments of $100 million in exchange for voting equity interests in Helix. As of December 30, 2018, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

Certain noncontrolling Helix investors may require us to redeem certain noncontrolling interests in cash at the then approximate redemption fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. As the contingent redemption is outside of our control, the redeemable noncontrolling interests in Helix are classified outside of stockholders’ equity on the accompanying consolidated balance sheets. The balance of the redeemable noncontrolling interests is reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. The fair value of the redeemable noncontrolling interests is considered a Level 3 instrument.

As of December 30, 2018, the accompanying consolidated balance sheet included $127 million of cash, cash equivalents, and short-term investments attributable to Helix that will be used to settle its respective obligations and will not be available to settle obligations of Illumina. The remaining assets and liabilities of Helix were not significant to our financial position as of December 30, 2018. Helix had an immaterial impact on our consolidated statements of income and cash flows for the year ended December 30, 2018.

GRAIL, Inc.

In 2016, we obtained a majority equity ownership interest in GRAIL, a company formed with unrelated third-party investors to develop a blood test for early-stage cancer detection. At that time, we determined that GRAIL was a VIE as the entity lacked sufficient equity to finance its activities without additional support. Additionally, we determined that we were the primary beneficiary of GRAIL and were required to consolidate GRAIL. On February 28, 2017, GRAIL completed the initial close of its Series B preferred stock financing, we ceased to have a controlling financial interest in GRAIL, and our equity ownership was reduced from 52% to 19%. Additionally, our voting interest was reduced to 13% and we no longer had representation on GRAIL’s board of directors. As a result, we deconsolidated GRAIL’s financial statements effective February 28, 2017 and recorded a pretax gain on deconsolidation of $453 million in other income (expense), net, of which $159 million related to the remeasurement of our retained equity interest to its fair value. The fair value measurement of our remaining interest was derived using the market approach. Significant estimates and assumptions required for this valuation included, but were not limited to, various Black-Scholes option-pricing model assumptions as of the date of deconsolidation and estimated discounts for lack of marketability related to the equity securities. These unobservable inputs, which represent a Level 3 measurement, are supported by little or no market activity and reflect our own assumptions in measuring fair value. The operations of GRAIL up to February 28, 2017, the date of deconsolidation, were included in the accompanying consolidated statements of income for the years ended December 31, 2017 and January 1, 2017. During these periods, we absorbed approximately 50% of GRAIL’s losses based upon our proportional ownership of GRAIL’s common stock.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our investment recorded in other assets was $189 million and $185 million as of December 30, 2018 and December 31, 2017, respectively.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests from January 3, 2016 through December 30, 2018 was as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of January 3, 2016	$33
Cash contributions	9
Vesting of redeemable equity awards	2
Net loss attributable to noncontrolling interests	(21)
Adjustment up to the redemption value	21
Balance as of January 1, 2017	44
Amount released from escrow	79
Vesting of redeemable equity awards	13
Net loss attributable to noncontrolling interests	(41)
Adjustment up to the redemption value	136
Deconsolidation of GRAIL	(11)
Balance as of December 31, 2017	220
Vesting of redeemable equity awards	2
Net loss attributable to noncontrolling interests	(34)
Adjustment down to the redemption value	(127)
Balance as of December 30, 2018	$61

3.	Intangible Assets, Goodwill, and Acquisitions

Intangible assets, excluding goodwill, include acquired licensed and core technologies, customer relationships, license agreements, and trade name. Amortization for intangible assets is generally recorded on a straight-line basis over their useful lives.

Identifiable intangible assets consisted of the following (in millions):

	December 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Licensed technologies	$95	$(83)	$12	$95	$(74)	$21
Core technologies	331	(172)	159	300	(161)	139
Customer relationships	32	(27)	5	32	(25)	7
License agreements	14	(9)	5	14	(8)	6
Trade name	9	(5)	4	7	(5)	2
Total intangible assets, net	$481	$(296)	$185	$448	$(273)	$175

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual amortization of intangible assets for the next five years is shown in the following table (in millions). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Estimated Annual Amortization
2019	$37
2020	30
2021	26
2022	22
2023	20
Thereafter	50
Total	$185

Changes to goodwill from January 1, 2017 through December 30, 2018 were as follows (in millions):

Goodwill
Balance as of January 1, 2017	$776
GRAIL deconsolidation	(5)
Balance as of December 31, 2017	771
Acquisitions	60
Balance as of December 30, 2018	$831

On May 14, 2018, we acquired Edico Genome, a provider of data analysis acceleration solutions for next-generation sequencing (NGS) for total cash consideration of $100 million, net of cash acquired. As a result of this transaction, we recorded $56 million as goodwill within the Core Illumina reportable segment. In addition, we recorded developed technology of $45 million and a trade name of $1 million, with useful lives of 10 and 3 years, respectively.

On November 1, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). The transaction, which is expected to close mid-2019, is subject to certain customary closing conditions, including PacBio shareholder approval and the receipt of certain required antitrust approvals. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including but not limited to, a termination of the Merger Agreement in connection with PacBio accepting a superior offer or due to the withdrawal by PacBio’s board of directors of its recommendation of the merger, PacBio will pay us a cash termination fee of $43 million. In certain other circumstances related to antitrust approvals, we may be required to pay PacBio a termination fee of $98 million assuming the other closing conditions not related to antitrust or competition laws have been satisfied.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 30, 2018 and December 31, 2017 (in millions):

	December 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$832	$—	$—	$832	$957	$—	$—	$957
Debt securities in government-sponsored entities	—	21	—	21	—	67	—	67
Corporate debt securities	—	1,058	—	1,058	—	421	—	421
U.S. Treasury securities	1,250	—	—	1,250	432	—	—	432
Marketable equity security	39	—	—	39	—	—	—	—
Deferred compensation plan assets	—	34	—	34	—	35	—	35
Total assets measured at fair value	$2,121	$1,113	$—	$3,234	$1,389	$523	$—	$1,912
Liabilities:
Deferred compensation plan liability	$—	$33	$—	$33	—	$33	$—	$33

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

5.	Debt and Other Commitments

Summary of debt obligations

Debt obligations consisted of the following (dollars in millions):

	December 30, 2018	December 31, 2017
Principal amount of 2023 Notes outstanding	$750	$—
Principal amount of 2021 Notes outstanding	517	517
Principal amount of 2019 Notes outstanding	633	633
Unamortized discount of liability component of convertible senior notes	(175)	(75)
Net carrying amount of liability component of convertible senior notes	1,725	1,075
Obligations under financing leases	269	113
Other	3	4
Less: current portion	(1,107)	(10)
Long-term debt	$890	$1,182
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$287	$161
Fair value of convertible senior notes outstanding (Level 2)	$2,222	$1,305
Weighted average remaining amortization period of discount on the liability component of convertible senior notes	3.9 years	2.8 years

Convertible Senior Notes

0% Convertible Senior Notes due 2023 (2023 Notes)

On August 21, 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Notes). The net proceeds from the issuance, after deducting the offering expenses payable by us, were $735 million. The 2023 Notes carry no coupon interest and mature on August 15, 2023.

The 2023 Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate, subject to adjustment, of 2.1845 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $457.77 per share of common stock), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price in effect on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events described in the indenture. Regardless of the foregoing circumstances, the holders may convert their notes on or after May 15, 2023 until August 11, 2023.

It is our intent and policy to settle conversions through combination settlement; this involves repayment of an amount of cash equal to the “principal amount” and delivery of the “share amount” in excess of the conversion value over the principal amount in shares of common stock. In general, for each $1,000 in principal, the “principal amount” of cash upon settlement is defined as the lesser of $1,000 and the conversion value during the 20-day observation period. The conversion value is the sum of the daily conversion value, which is the product of the effective conversion rate divided by 20 days and the daily volume weighted average price (VWAP) of our common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, we have elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2023 Notes on net income per share each period. The 2023 Notes were not convertible as of December 30, 2018 and had no dilutive impact during the fiscal year ended December 30, 2018. If the 2023 Notes were converted as of December 30, 2018, the if-converted value would not exceed the principal amount.

0% Convertible Senior Notes due 2019 (2019 Notes) and 0.5% Convertible Senior Notes due 2021 (2021 Notes)

In June 2014, we issued $633 million aggregate principal amount of convertible senior notes due 2019 (2019 Notes) and $517 million aggregate principal amount of convertible senior notes due 2021 (2021 Notes). The net proceeds from the issuance, after deducting the offering expenses payable by us, were $1,132 million. The 2019 Notes carry no coupon interest and mature on June 15, 2019. We pay 0.5% interest per annum on the principal amount of the 2021 Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The 2021 Notes mature on June 15, 2021.

Both the 2019 and 2021 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 3.9318 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $254.34 per share), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2019 and 2021 Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified events described in the indenture for the 2019 and 2021 Notes. Regardless of the foregoing circumstances, the holders may convert their notes on or after March 15, 2019 until June 13, 2019 for the 2019 Notes and March 15, 2021 until June 11, 2021 for the 2021 Notes.

It is our intent and policy to settle conversions through combination settlement; this involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the conversion value over the principal portion in shares of common stock. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000 and the conversion value during the 20-day observation period. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 20 days and the daily volume weighted average price (VWAP) of our common stock. The “share amount” is the cumulative “daily share amount” during the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

The 2019 and 2021 Notes are accounted for in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by estimating the fair value of a similar liability that does not have an associated conversion feature. Because we have no outstanding non-convertible public debt, we determined that market-traded senior, unsecured corporate bonds represent a similar liability without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry as us, and with similar maturities to the 2019 and 2021 Notes, we estimated the implied interest rates of our 2019 and 2021 Notes to be 2.9% and 3.5%, respectively, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rates were applied to the 2019 and 2021 Notes, which resulted in a fair value of the liability component in aggregate of $972 million upon issuance, calculated as the present value of implied future payments based on the $1,150 million aggregate principal amount. The $161 million difference between the cash proceeds of $1,133 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2019 and 2021 Notes are not considered redeemable.

As a policy election under applicable guidance related to the calculation of diluted net income per share, we elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2019 and 2021 Notes. During the year ended December 30, 2018, the market price of our common stock met the stock trading price conversion requirement and the 2019 and 2021 Notes became convertible on October 1, 2018 and continued to be convertible through December 31, 2018. However, effective January 1, 2019, these convertible senior notes were no longer convertible. The potential dilutive impact of the 2019 and 2021 notes has been included in our calculation of diluted earnings per share for the year ended December 30, 2018. If the 2019 and 2021 Notes were converted as of December 30, 2018, their if-converted values would exceed their principal amounts by $150 million and $122 million, respectively. The carrying values of the 2019 and 2021 Notes were classified as current liabilities as they were convertible within twelve months of the balance sheet date.

Leases

We lease office and manufacturing facilities under various non-cancellable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. When we are involved in the construction of leased assets, we evaluate whether we are the accounting owner of leased assets during the construction period. As of December 31, 2017, we were considered the owner of two construction projects for accounting purposes only under build-to-suit lease accounting due to certain indemnification obligations related to the construction. During the year ended December 30, 2018, construction of these build-to-suit properties was completed. We concluded we do not qualify for sale-leaseback treatment and the leases are accounted for as financing obligations. Accordingly, $165 million of construction in progress and build-to-suit lease liability were reclassified to building asset and obligations under financing leases during the year ended December 30, 2018.

On February 28, 2017, GRAIL was deconsolidated, as further described in note “2. Balance Sheet Account Details,” and $58 million of construction in progress and the corresponding build-to-suit lease liability were removed.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2018, annual future minimum payments of our operating leases and build-to-suit leases, which include those leases accounted for as a financing obligation, were as follows (in millions):

	Operating Leases	Sublease Income	Net Operating Leases	Build-to-suit Leases
2019	$59	$(11)	$48	$18
2020	64	(11)	53	21
2021	61	(11)	50	21
2022	61	(12)	49	22
2023	61	(11)	50	22
Thereafter	439	(12)	427	179
Total minimum lease payments	$745	$(68)	$677	$283

Rent expense was $55 million, $46 million, and $46 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. During the year ended December 30, 2018, the interest portion of lease expense for our build-to-suit arrangements was $13 million. As of December 30, 2018 and December 31, 2017, the deferred rent balance related to our operating leases was $123 million and $115 million, respectively, of which the long-term portion of $119 million and $113 million, respectively, was recorded in other long-term liabilities.

Purchase Obligations

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to licensing and supply arrangements. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to minimum royalty payments, some of which are subject to adjustment, may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual minimum payments for noncancelable purchase obligations as of December 30, 2018 were as follows (in millions):

Minimum Payments
2019	$93
2020	20
Total	$113

6.	Stockholders’ Equity

The 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. As of December 30, 2018, approximately 4.7 million shares remained available for future grants under the 2015 Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Restricted Stock

We issue restricted stock units (RSU) and performance stock units (PSU), both of which are considered restricted stock. We grant restricted stock pursuant to the 2015 Stock Plan and satisfy such grants through the issuance of new shares. RSU are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSU generally vest over a four-year period with equal vesting on anniversaries of the grant date. We issue PSU for which the number of shares issuable at the end of a three-year performance period can reach up to 150% of the shares approved in the award based on our performance relative to specified earnings per share targets and continued employment through the vesting period.

Restricted stock activity from January 3, 2016 through December 30, 2018 was as follows (units in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant- Date Fair Value per Share
			RSU	PSU
Outstanding at January 3, 2016	2,206	583	$131.80	$169.41
Awarded	1,245	172	$132.47	$113.56
Vested	(928)	(199)	$105.49	$148.99
Cancelled	(230)	(96)	$139.74	$163.05
Outstanding at January 1, 2017	2,293	460	$141.80	$158.66
Awarded	879	238	$207.38	$191.53
Vested	(861)	(92)	$131.62	$189.09
Cancelled	(226)	(64)	$149.03	$173.83
Outstanding at December 31, 2017	2,085	542	$172.92	$166.15
Awarded	655	336	$322.04	$232.08
Vested	(731)	(188)	$170.50	$176.15
Cancelled	(169)	(30)	$172.30	$162.54
Outstanding at December 30, 2018	1,840	660	$227.00	$196.99
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Pre-tax intrinsic values and fair value of vested restricted stock was as follows (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Pre-tax intrinsic value of outstanding restricted stock:
RSU	$549	$456	$294
PSU	$197	$118	$59

Fair value of restricted stock vested:
RSU	$125	$113	$98
PSU	$33	$17	$30

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock option activity from January 3, 2016 through December 30, 2018 was as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at January 3, 2016	1,599	$41.95
Exercised	(552)	$29.41
Cancelled	(2)	$46.35
Outstanding at January 1, 2017	1,045	$48.56
Exercised	(723)	$49.31
Outstanding at December 31, 2017	322	$46.93
Exercised	(130)	$35.68
Outstanding and exercisable at December 30, 2018	192	$54.52

The weighted-average remaining life of options outstanding and exercisable was 2.4 years as of December 30, 2018.

The aggregate intrinsic value of options outstanding and options exercisable as of December 30, 2018 was $47 million. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between our closing stock price per share on the last trading day of the fiscal period, which was $298.23 as of December 28, 2018, and the exercise price. Total intrinsic value of options exercised was $33 million, $101 million, and $71 million for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

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

Approximately 0.3 million, 0.3 million, and 0.2 million shares were issued under the ESPP during the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. As of December 30, 2018 and December 31, 2017, there were approximately 13.7 million and 14.0 million shares available for issuance under the ESPP, respectively.

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

During the years ended December 30, 2018, December 31, 2017, and January 1, 2017, we repurchased approximately 0.6 million shares for $201 million (of which 0.3 million shares for $103 million was repurchased concurrently with the offering of our 2023 Notes), 1.4 million shares for $251 million, and 1.8 million shares for $249 million, respectively. Authorizations to repurchase $49 million of our common stock remained available as of December 30, 2018. On February 6, 2019, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $550 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Share-based Compensation

Share-based compensation expense reported in our consolidated statements of income was as follows (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Cost of product revenue	$16	$12	$9
Cost of service and other revenue	3	2	2
Research and development	60	51	42
Selling, general and administrative	114	99	76
Share-based compensation expense, before taxes	193	164	129
Related income tax benefits	(39)	(48)	(41)
Share-based compensation expense, net of taxes	$154	$116	$88

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Risk-free interest rate	1.22% - 2.45%	0.50% - 1.22%	0.40% - 0.50%
Expected volatility	29% - 39%	29% - 44%	40% - 44%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$61.59	$46.81	$48.29

As of December 30, 2018, approximately $474 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.5 years.

7.	Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows.

8.	Income Taxes

Income before income taxes summarized by region was as follows (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
United States	$54	$458	$120
Foreign	840	585	441
Total income before income taxes	$894	$1,043	$561

The provision for income taxes consisted of the following (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Current:
Federal	$47	$259	$71
State	15	21	10
Foreign	68	51	45
Total current provision	130	331	126
Deferred:
Federal	—	36	16
State	(16)	—	(5)
Foreign	(2)	(2)	(4)
Total deferred (benefit) expense	(18)	34	7
Total tax provision	$112	$365	$133

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Tax at federal statutory rate	$188	$365	$196
State, net of federal benefit	13	19	10
Research and other credits	(23)	(12)	(13)
Change in valuation allowance	(12)	12	5
Impact of foreign operations	(59)	(130)	(86)
Cost sharing adjustment	—	—	(7)
Investments in consolidated variable interest entities	9	(3)	25
Impact of U.S. Tax Reform	11	150	—
Stock compensation	(24)	(41)	3
Other	9	5	—
Total tax provision	$112	$365	$133

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (U.S. Tax Reform), we recorded a provision for income taxes of $150 million, which we increased by $11 million in 2018, upon completion of our 2017 tax returns. The impact of U.S. Tax Reform primarily represented our estimate of the one-time transition tax on earnings of certain foreign subsidiaries, of which $108 million is included in other long-term liabilities as of December 30, 2018; and the impact of revaluing our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for our 2018 tax year. Although the Company no longer considers these items to be provisional, under Staff Accounting Bulletin 118, the determination of the U.S. Tax Reform’s income tax effects may change following future legislation or further interpretation of the U.S. Tax Reform based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. We continue to evaluate the impacts of U.S. Tax Reform as we interpret the legislation, including the newly enacted global intangible low-taxed income (GILTI) provisions which subject our foreign earnings to a minimum level of tax.  We have elected to account for GILTI as a period cost in our consolidated financial statements.

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 21%. The most significant tax benefits from foreign operations were from our earnings in Singapore and the United Kingdom, which had statutory tax rates of 17% and 19%, respectively, in the year ended December 30, 2018. The impact of foreign operations also includes the U.S. foreign tax credit impact of non-U.S. earnings and uncertain tax positions related to foreign items.

Significant components of deferred tax assets and liabilities were as follows (in millions):

	December 30, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	$26	$18
Tax credits	63	57
Other accruals and reserves	28	25
Stock compensation	20	19
Deferred rent	30	28
Cost sharing adjustment	21	21
Other amortization	13	12
Lease obligation	70	27
Investments	1	13
Other	28	26
Total gross deferred tax assets	300	246
Valuation allowance on deferred tax assets	(15)	(25)
Total deferred tax assets	285	221
Deferred tax liabilities:
Purchased intangible amortization	(32)	(26)
Convertible debt	(41)	(18)
Property and equipment	(94)	(44)
Investments	(45)	(40)
Other	(3)	(5)
Total deferred tax liabilities	(215)	(133)
Deferred tax assets, net	$70	$88

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Based on the available evidence as of

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 30, 2018, we were not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $15 million was recorded against certain U.S. and foreign deferred tax assets.

As of December 30, 2018, we had net operating loss carryforwards for federal and state tax purposes of $39 million and $156 million, respectively, which will begin to expire in 2019, unless utilized prior. We also had federal and state tax credit carryforwards of $1 million and $103 million, which will begin to expire in 2037 and 2022, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 30, 2018 are net of any previous limitations due to Section 382 and 383.

Our manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2023. These tax holidays and incentives resulted in a $36 million, $49 million, and $32 million decrease to the provision for income taxes for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. These tax holidays and incentives resulted in an increase in diluted earnings per share attributable to Illumina stockholders of $0.24, $0.33, and $0.22, for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

It is our intention to indefinitely reinvest the historical earnings of our foreign subsidiaries generated prior to 2017 to ensure sufficient working capital and to expand existing operations outside the United States. Accordingly, state and foreign income and withholding taxes have not been provided on $973 million of undistributed earnings of foreign subsidiaries as of December 30, 2018. In the event we are required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. As of December 30, 2018, we asserted that $63 million of foreign earnings would not be indefinitely reinvested, and accordingly, recorded a deferred tax liability of $2 million.

The following table summarizes the gross amount of our uncertain tax positions (in millions):

	December 30, 2018	December 31, 2017	January 1, 2017
Balance at beginning of year	$79	$65	$56
Increases related to prior year tax positions	1	2	—
Decreases related to prior year tax positions	(1)	—	(2)
Increases related to current year tax positions	12	14	13
Decreases related to lapse of statute of limitations	(3)	(2)	(2)
Balance at end of year	$88	$79	$65

Included in the balance of uncertain tax positions as of December 30, 2018 and December 31, 2017, were $78 million and $70 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. We recognized expense of $3 million, $1 million, and $1 million during the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively, related to potential interest and penalties on uncertain tax positions. We recorded a liability for potential interest and penalties of $11 million and $8 million as of December 30, 2018 and December 31, 2017, respectively.

Tax years 1997 to 2017 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. Due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plans

Retirement Plan

We have a 401(k) savings plan covering substantially all of our employees in the United States. Our contributions to the plan are discretionary. During the years ended December 30, 2018, December 31, 2017, and January 1, 2017, we made matching contributions of $20 million, $17 million, and $14 million, respectively.

Deferred Compensation Plan

The Illumina, Inc. Deferred Compensation Plan (the Plan) allows senior level employees to contribute up to 60% of their base salary and 100% of their variable cash compensation, and members of the board of directors to contribute up to 100% of their director fees and equity awards. Under the Plan, we credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. On a discretionary basis, we may also make employer contributions to participant accounts in any amount determined by us. The vesting schedules of employer contributions are at the sole discretion of the Compensation Committee. However, all employer contributions shall become 100% vested upon the occurrence of the participant’s disability, death or retirement or a change in control of Illumina. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A.

We also established a rabbi trust for the benefit of the participants under the Plan and have included the assets of the rabbi trust in the consolidated balance sheets. As of December 30, 2018 and December 31, 2017, the assets of the trust were $34 million and $35 million, respectively, and our liabilities were $33 million in both years. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other income (expense), net in the consolidated statements of income, and changes in the values of the deferred compensation liabilities are recorded in cost of revenue or operating expenses.

10.	Segment Information and Geographic Data

We have two reportable segments: Core Illumina and one segment related to the combined activities of our Consolidated VIEs. Our Consolidated VIEs currently include only the operations of Helix, whereas prior to the deconsolidation of GRAIL on February 28, 2017, our Consolidated VIEs included the combined operations of Helix and GRAIL.

We report segment information based on the management approach. This approach designates the internal reporting used by the Chief Operating Decision Maker (CODM) for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenue and income (loss) from operations. Based on the information used by the CODM, we have determined our reportable segments as follows:

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of our consolidated VIEs.

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

Management evaluates the performance of our reportable segments based upon income (loss) from operations. We do not allocate expenses between segments. Core Illumina sells products and provides services to Helix and GRAIL in accordance with contractual agreements between the entities.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the operating performance of each reportable segment (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Revenue:
Core Illumina	$3,334	$2,754	$2,428
Consolidated VIEs	10	6	—
Eliminations	(11)	(8)	(30)
Consolidated revenue	$3,333	$2,752	$2,398

Depreciation and amortization:
Core Illumina	$175	$153	$138
Consolidated VIEs	6	6	4
Eliminations	(2)	(3)	(1)
Consolidated depreciation and amortization	$179	$156	$141

Income (loss) from operations:
Core Illumina	$970	$696	$684
Consolidated VIEs	(90)	(92)	(81)
Eliminations	3	2	(16)
Consolidated income from operations	$883	$606	$587

Other income (expense), net primarily relates to Core Illumina and we do not allocate income taxes to our segments.

The following table presents the total assets and capital expenditures of each reportable segment (in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Total assets:
Core Illumina	$6,912	$5,223	$4,167
Consolidated VIEs	154	45	180
Eliminations	(107)	(11)	(66)
Consolidated total assets	$6,959	$5,257	$4,281

Capital expenditures:
Core Illumina	$294	$306	$238
Consolidated VIEs	2	4	22
Consolidated capital expenditures	$296	$310	$260

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. We had net long-lived assets, consisting of property and equipment, in the following regions as of December 30, 2018 and December 31, 2017 (in millions):

	December 30, 2018	December 31, 2017
United States	$907	$828
Singapore	96	54
United Kingdom	62	43
Other countries	10	6
Total	$1,075	$931

Refer to note “1. Organization and Summary of Significant Accounting Policies” for revenue by geographic area.

11.	Quarterly Financial Information (unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for fiscal years 2018 and 2017, ended December 30, 2018 and December 31, 2017, respectively, were 13 weeks. Summarized quarterly data for fiscal years 2018 and 2017 are as follows (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenue	$782	$830	$853	$867
Gross profit	$538	$575	$597	$590
Consolidated net income	$197	$200	$188	$198
Net income attributable to Illumina stockholders	$208	$209	$199	$210
Earnings per share attributable to Illumina stockholders:
Basic	$1.42	$1.42	$1.35	$1.43
Diluted	$1.41	$1.41	$1.33	$1.41
2017
Total revenue	$598	$662	$714	$778
Gross profit	$368	$434	$482	$542
Consolidated net income	$348	$120	$152	$58
Net income attributable to Illumina stockholders (a)	$367	$128	$163	$68
Earnings per share attributable to Illumina stockholders:
Basic	$2.50	$0.87	$1.12	$0.47
Diluted	$2.48	$0.87	$1.11	$0.46
Certain amounts may not recalculate using the rounded amounts provided.

(a) First quarter of 2017 includes the results of GRAIL through February 28, 2017, the date of deconsolidation. Refer to note “2. Balance Sheet Account Details” for further discussion.

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

During the fourth quarter of 2018, we continued to monitor and evaluate the design and operating effectiveness of key controls. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate its adoption effective the first quarter of 2019. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2018. The effectiveness of our internal control over financial reporting as of December 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Illumina, Inc.’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Illumina, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Illumina, Inc. as of December 30, 2018 and December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes of the Company and our report dated February 11, 2019 expressed an unqualified opinion thereon.

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
February 11, 2019

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors. Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

(b) Identification of Executive Officers. Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

(c) Compliance with Section 16(a) of the Exchange Act. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

(d) Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

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

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

ITEM 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2019.

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

3. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated November 1, 2018, by and among Illumina, FC Ops Corp. and Pacific Biosciences of California, Inc.	8-K	001-35406	2.1	11/5/2018
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-35406	3.1	8/3/2017
3.2	Amended and Restated Bylaws	8-K	001-35406	3.2	1/11/2017
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0% Convertible Senior Notes due 2019, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	6/11/2014
4.3	Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.2	6/11/2014
4.4	First Supplemental Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of August 27, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-35406	4.1	10/29/2014
4.5	Indenture related to the 0% Convertible Senior Notes due 2023, dated as of August 21, 2018, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	8/21/2018
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through February 2, 2012	10-K	001-35406	10.4	2/24/2012
+10.5	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.6	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.7	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.7	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.8	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.9	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+A29.10	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
+10.11	2015 Stock and Incentive Plan	10-K	001-35406	10.11	2/12/2018
+10.12	Form of Restricted Stock Unit Agreement for Employees Under 2015 Stock and Incentive Plan	10-K	001-35406	10.12	2/12/2018
10.13	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.14	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.15	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.16	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.17	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
10.18	Amended and Restated Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.18	2/12/2018
+10.19	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.20	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015
10.21	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015
10.22	First Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 21, 2016	10-K	001-35406	10.22	2/12/2018
10.23	Second Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 17, 2017	10-K	001-35406	10.23	2/12/2018
10.24	Third Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of August 28, 2017 (with certain confidential portions omitted)	10-K	001-35406	10.24	2/12/2018
10.25	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.26	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015	10-K	001-35406	10.29	3/2/2016
10.27	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016	10-K	001-35406	10.30	3/2/2016
10.28	Fourth Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated April 14, 2016	10-K	001-35406	10.28	2/14/2017
10.29	Second Amendment to Lease between BMR-Lincoln Center LP and Illumina dated August 15, 2016	10-K	001-35406	10.29	2/14/2017
10.30	Deed of Variation to the Agreement for Lease between Granta Park Jco 1 Limited and Illumina dated October 24, 2016	10-K	001-35406	10.30	2/14/2017
10.31	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina dated January 18, 2018	10-Q	001-35406	10.10	4/25/2018
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

_______________________________________

+	Management contract or corporate plan or arrangement

Supplemental Information

No Annual Report to stockholders or proxy materials has been sent to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders after the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2019.

ILLUMINA, INC.

By	/s/ FRANCIS A. DESOUZA
Francis A. deSouza President and Chief Executive Officer

February 11, 2019
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

/s/ FRANCIS A. DESOUZA	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 11, 2019
Francis A. deSouza

/s/ SAM A. SAMAD	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2019
Sam A. Samad

/s/ KAREN MCGINNIS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2019
Karen McGinnis

/s/ JAY T. FLATLEY	Executive Chairman of the Board of Directors	February 11, 2019
Jay T. Flatley

/s/ FRANCES ARNOLD	Director	February 11, 2019
Frances Arnold

/s/ CAROLINE D. DORSA	Director	February 11, 2019
Caroline D. Dorsa

/s/ KARIN EASTHAM	Director	February 11, 2019
Karin Eastham

/s/ ROBERT S. EPSTEIN	Director	February 11, 2019
Robert S. Epstein

/s/ GARY S. GUTHART	Director	February 11, 2019
Gary S. Guthart, Ph.D.

/s/ PHILIP W. SCHILLER	Director	February 11, 2019
Philip W. Schiller

/s/ SUSAN E. SIEGEL	Director	February 11, 2019
Susan E. Siegel

/s/ JOHN W. THOMPSON	Director	February 11, 2019
John W. Thompson