Form 10-Q
period 2019-03-31
ILLUMINA INC
filed 2019-04-26
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019

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

As of April 18, 2019, there were 147 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2019	December 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,270	$1,144
Short-term investments	1,345	2,368
Accounts receivable, net	457	514
Inventory	412	386
Prepaid expenses and other current assets	61	78
Total current assets	4,545	4,490
Property and equipment, net	852	1,075
Operating lease right-of-use assets	574	—
Goodwill	831	831
Intangible assets, net	175	185
Deferred tax assets, net	87	70
Other assets	326	308
Total assets	$7,390	$6,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137	$184
Accrued liabilities	473	513
Long-term debt, current portion	631	1,107
Total current liabilities	1,241	1,804
Operating lease liabilities	718	—
Long-term debt	1,112	890
Other long-term liabilities	212	359
Redeemable noncontrolling interests	37	61
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	3,385	3,290
Accumulated other comprehensive income (loss)	2	(1)
Retained earnings	3,298	3,083
Treasury stock, at cost	(2,702)	(2,616)
Total Illumina stockholders’ equity	3,985	3,758
Noncontrolling interests	85	87
Total stockholders’ equity	4,070	3,845
Total liabilities and stockholders’ equity	$7,390	$6,959
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue:
Product revenue	$667	$628
Service and other revenue	179	154
Total revenue	846	782
Cost of revenue:
Cost of product revenue	182	174
Cost of service and other revenue	71	62
Amortization of acquired intangible assets	9	8
Total cost of revenue	262	244
Gross profit	584	538
Operating expense:
Research and development	169	137
Selling, general and administrative	211	183
Total operating expense	380	320
Income from operations	204	218
Other income (expense):
Interest income	23	5
Interest expense	(15)	(11)
Other income, net	21	9
Total other income, net	29	3
Income before income taxes	233	221
Provision for income taxes	9	24
Consolidated net income	224	197
Add: Net loss attributable to noncontrolling interests	9	11
Net income attributable to Illumina stockholders	$233	$208
Earnings per share attributable to Illumina stockholders:
Basic	$1.58	$1.42
Diluted	$1.57	$1.41
Shares used in computing earnings per share:
Basic	147	147
Diluted	149	148
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	March 31, 2019	April 1, 2018
Consolidated net income	$224	$197
Unrealized gain on available-for-sale debt securities, net of deferred tax	3	—
Total consolidated comprehensive income	227	197
Add: Comprehensive loss attributable to noncontrolling interests	9	11
Comprehensive income attributable to Illumina stockholders	$236	$208
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of December 31, 2017	191	$2	$2,833	$(1)	$2,256	(44)	$(2,341)	$—	$2,749
Net income (loss)	—	—	—	—	208	—	—	(1)	207
Issuance of common stock, net of repurchases	—	—	21	—	—	—	(13)	—	8
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	—	(5)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	61	61
Issuance of subsidiary shares in business combination	—	—	—	—	—	—	—	5	5
Balance as of April 1, 2018	191	2	2,897	(1)	2,464	(44)	(2,354)	65	3,073
Net income (loss)	—	—	—	—	209	—	—	(2)	207
Issuance of common stock, net of repurchases	—	—	1	—	—	—	(2)	—	(1)
Share-based compensation	—	—	50	—	—	—	—	—	50
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(8)	—	—	—	—	—	(8)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	31	31
Balance as of July 1, 2018	191	2	2,939	(1)	2,673	(44)	(2,356)	94	3,351
Net income (loss)	—	—	—	—	199	—	—	(3)	196
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	—	(1)
Issuance of common stock, net of repurchases	—	—	23	—	—	—	(106)	—	(83)
Share-based compensation	—	—	47	—	—	—	—	—	47
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(8)	—	—	—	—	—	(8)
Issuance of convertible senior notes, net of tax impact	—	—	93	—	—	—	—	—	93
Balance as of September 30, 2018	191	2	3,093	(2)	2,872	(44)	(2,462)	91	3,594
Net income (loss)	—	—	—	—	210	—	—	(4)	206
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	1	—	—	—	—	1
Issuance of common stock, net repurchases	1	—	1	—	—	(1)	(154)	—	(153)
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	148	—	—	—	—	—	148

Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	1	—	—	—	1
Balance as of December 30, 2018	192	2	3,290	(1)	3,083	(45)	(2,616)	87	3,845
Net income (loss)	—	—	—	—	233	—	—	(2)	231
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(86)	—	(59)
Share-based compensation	—	—	51	—	—	—	—	—	51
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	18	—	—	—	—	—	18
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Balance as of March 31, 2019	192	$2	$3,385	$2	$3,298	(45)	$(2,702)	$85	$4,070

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Consolidated net income	$224	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37	30
Amortization of intangible assets	10	9
Share-based compensation expense	51	48
Accretion of debt discount	14	8
Deferred income taxes	(11)	(11)
Gain on deconsolidation of GRAIL	(15)	—
Other	(5)	(6)
Changes in operating assets and liabilities:
Accounts receivable	56	11
Inventory	(26)	(17)
Prepaid expenses and other current assets	6	(2)
Operating lease right-of-use assets and liabilities, net	(1)	—
Other assets	(8)	(1)
Accounts payable	(47)	2
Accrued liabilities	(70)	(18)
Other long-term liabilities	(17)	5
Net cash provided by operating activities	198	255
Cash flows from investing activities:
Purchases of available-for-sale securities	(117)	(598)
Sales of available-for-sale securities	118	288
Maturities of available-for-sale securities	1,031	415
Proceeds from deconsolidation of GRAIL	15	—
Net purchases of strategic investments	(3)	(3)
Purchases of property and equipment	(56)	(90)
Net cash provided by investing activities	988	12
Cash flows from financing activities:
Payments on financing obligations	(1)	(2)
Common stock repurchases	(63)	—
Taxes paid related to net share settlement of equity awards	(23)	(13)
Proceeds from issuance of common stock	27	21
Contributions from noncontrolling interest owners	—	61
Net cash (used in) provided by financing activities	(60)	67
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase in cash and cash equivalents	1,126	335
Cash and cash equivalents at beginning of period	1,144	1,225
Cash and cash equivalents at end of period	$2,270	$1,560
Supplemental cash flow information:
Cash paid for operating lease liabilities	$21	$—

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

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 30, 2018, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The unaudited condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities (VIEs) for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. See note “10. Subsequent Event.”

We use the equity method to account for investments through which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded in other assets, and our share of net income or loss is recognized on a one quarter lag in other income, net.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of equity (net assets) in Helix, our consolidated but not wholly-owned entity, that is neither directly nor indirectly attributable to us. Noncontrolling interests with embedded contingent redemption features, such as put rights, that are not solely within our control are considered redeemable noncontrolling interests, and are presented outside of stockholders’ equity on the condensed consolidated balance sheets.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three months ended March 31, 2019 and April 1, 2018 were both 13 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three months ended March 31, 2019, there have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, except as described below.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets and to disclose key information about leasing arrangements. We adopted Topic 842 on its effective date in the first quarter of 2019 using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings as of December 31, 2018. We elected the available package of practical expedients upon adoption, which allowed us to carry forward our historical assessment of whether existing agreements contained a lease and the classification of our existing operating leases. We continue to report our financial position as of December 30, 2018 under the former lease accounting standard (Topic 840) in our condensed consolidated balance sheet.
The following table summarizes the impact of Topic 842 on our condensed consolidated balance sheet upon adoption on December 31, 2018 (in millions):

	December 31, 2018 (unaudited)
	Pre-adoption	Adoption Impact	Post-adoption
ASSETS
Prepaid expenses and other current assets	$78	$(8)	$70
Property and equipment, net	1,075	(241)	834
Operating lease right-of-use assets	—	579	579
Deferred tax assets, net	70	6	76
Total assets	$1,223	$336	$1,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$513	$36	$549
Operating lease liabilities	—	722	722
Long-term debt	1,107	(269)	838
Other long-term liabilities	359	(135)	224
Retained earnings	3,083	(18)	3,065
Total liabilities and stockholders’ equity	$5,062	$336	$5,398

The adoption impact summarized above was primarily due to the recognition of operating lease liabilities with corresponding right-of-use assets based on the present value of our remaining minimum lease payments, and the derecognition of existing fixed assets and financing obligations related to build-to-suit leasing arrangements that, under Topic 840, did not qualify for sale-leaseback accounting. The difference between these amounts, net of deferred tax, was recorded as a cumulative-effective adjustment to retained earnings.

Recently Issued Accounting Pronouncements

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

We regularly enter into contracts with multiple performance obligations. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. Most performance obligations are generally satisfied within a short time frame, approximately three to six months after the contract execution date. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,083 million, of which approximately 85% is expected to be converted to revenue in the next twelve months, with the remainder thereafter.

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

Contract liabilities, which consist of deferred revenue and customer deposits, as of March 31, 2019 and December 30, 2018 were $201 million and $206 million, respectively, of which the short-term portions of $169 million and $175 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded during the three months ended March 31, 2019 included $64 million of previously deferred revenue that was included in contract liabilities as of December 30, 2018. Contract assets as of March 31, 2019 and December 30, 2018 were not material.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers by us. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

The following table represents revenue by source (in millions):

	Three Months Ended
	March 31, 2019			April 1, 2018
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$481	$75	$556	$422	$88	$510
Instruments	105	6	111	112	6	118
Total product revenue	586	81	667	534	94	628
Service and other revenue	113	66	179	96	58	154
Total revenue	$699	$147	$846	$630	$152	$782

Revenue related to our consolidated VIE, Helix, is included in sequencing service and other revenue.

The following table represents revenue by geographic area, based on region of destination (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Americas	$473	$440
Europe, Middle East, and Africa	210	194
Greater China (1)	88	78
Asia-Pacific	75	70
Total revenue	$846	$782
____________________________________
(1) Region includes revenue from China, Taiwan, and Hong Kong.

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Per-share earnings of our consolidated VIE, Helix, are included in the consolidated basic and diluted earnings per share computations based on our share of Helix’s securities.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Weighted average shares outstanding	147	147
Effect of potentially dilutive common shares from:
Convertible senior notes	1	—
Equity awards	1	1
Weighted average shares used in calculating diluted earnings per share	149	148
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1	—

2. Balance Sheet Account Details

Investments

Debt Securities

Available-for-sale debt securities, included in short-term investments, consisted of the following (in millions):

	March 31, 2019				December 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities in government sponsored entities	$21	$—	$—	$21	$21	$—	$—	$21
Corporate debt securities	716	2	(1)	717	1,060	—	(2)	1,058
U.S. Treasury securities	566	—	—	566	1,250	1	(1)	1,250
Total	$1,303	$2	$(1)	$1,304	$2,331	$1	$(3)	$2,329

Realized gains and losses are determined based on the specific identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities, as of March 31, 2019, were as follows (in millions):

Estimated Fair Value
Due within one year	$711
After one but within five years	593
Total	$1,304

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

The carrying values of our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Unrealized gains and losses on non-marketable equity securities are recognized in other income, net. As of March 31, 2019 and December 30, 2018, the aggregate carrying amounts of our non-marketable equity investments without readily determinable fair values were $230 million and $231 million, respectively, included in other assets.

One of our non-marketable equity investments is a VIE for which we have concluded that we are not the primary beneficiary, and therefore, we do not consolidate this VIE in our consolidated financial statements. We have determined our maximum exposure to loss, as a result of our involvement with the VIE, to be the carrying value of our investment, which was $189 million as of March 31, 2019 and December 30, 2018.

Our marketable equity security is measured at fair value. Unrealized gains and losses are recognized in other income, net. As of March 31, 2019 and December 30, 2018, the fair value of our marketable equity investment was $41 million and $39 million, respectively, included in short-term investments.

Revenue recognized from transactions with our strategic equity investees was $15 million and $36 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

Venture Fund

We invest in a venture capital investment fund (the Fund) with a capital commitment of $100 million that is callable through April 2026, of which $66 million remained callable as of March 31, 2019. Our investment in the Fund is accounted for as an equity-method investment. The carrying amounts of the Fund, included in other assets, were $38 million and $29 million as of March 31, 2019 and December 30, 2018, respectively.

Inventory

Inventory consisted of the following (in millions):

	March 31, 2019	December 30, 2018
Raw materials	$115	$117
Work in process	234	218
Finished goods	63	51
Total inventory	$412	$386

Property and Equipment

Property and equipment, net consisted of the following (in millions):

	March 31, 2019	December 30, 2018
Leasehold improvements	$622	$567
Machinery and equipment	390	382
Computer hardware and software	256	217
Furniture and fixtures	48	45
Buildings	44	285
Construction in progress	46	100
Total property and equipment, gross	1,406	1,596
Accumulated depreciation	(554)	(521)
Total property and equipment, net	$852	$1,075

Property and equipment, net included non-cash expenditures of $17 million and $33 million for the three months ended March 31, 2019 and April 1, 2018, respectively, which were excluded from the condensed consolidated statements of cash flows. Such non-cash expenditures included $6 million recorded under build-to-suit lease accounting for the three months ended April 1, 2018.

As of December 30, 2018, property and equipment, net included $241 million of project construction costs paid or reimbursed by our landlord related to our build-to-suit leases that did not qualify for sale-leaseback accounting under Topic 840. Upon adoption of Topic 842 on December 31, 2018, we derecognized the Buildings related to our build-to-suit leasing arrangements and began to account for these leases as operating leases. See note “1. Basis of Presentation and Summary of Significant Accounting Policies” for further details on the adoption impact of Topic 842.

Leases

We lease approximately 2.7 million square feet of office, lab, and manufacturing facilities under various non-cancellable operating lease agreements (real estate leases). Our real estate leases have remaining lease terms of 1 to 20 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from 6 months to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.

Operating lease right-of-use assets and liabilities on our condensed consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components; therefore, fixed payments for common-area-maintenance and administrative services are included in our operating lease right-of-use assets and liabilities. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.

As of March 31, 2019, the maturities of our operating lease liabilities were as follows (in millions):

Remaining Lease Payments
2019	$64
2020	85
2021	82
2022	85
2023	86
Thereafter	621
Total remaining lease payments	1,023
Less: imputed interest	(253)
Total operating lease liabilities	770
Less: current portion	(52)
Long-term operating lease liabilities	$718
Weighted-average remaining lease term	12 years
Weighted-average discount rate	4.6%

The components of our lease costs included in our condensed consolidated statements of income were as follows (in millions):

Three months ended
March 31, 2019
Operating lease costs	$22
Sublease income	(3)
Total lease costs	$19

Operating lease costs consist of the fixed lease payments included in our operating lease liabilities and are recorded on a straight-line basis over the lease terms. We sublease certain real estate to third parties and this sublease income is also recorded on a straight-line basis.

Derivatives

We are exposed to foreign exchange rate risks in the normal course of business. We enter into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other current assets or accrued liabilities and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other income, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of March 31, 2019, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, and British pound. As of March 31, 2019 and December 30, 2018, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $272 million and $122 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	March 31, 2019	December 30, 2018
Contract liabilities, current portion	$169	$175
Accrued compensation expenses	105	193
Accrued taxes payable	83	82
Operating lease liabilities, current portion	52	—
Other, including warranties	64	63
Total accrued liabilities	$473	$513

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

Changes in the reserve for product warranties during the three months ended March 31, 2019 and April 1, 2018 were as follows (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Balance at beginning of period	$19	$17
Additions charged to cost of product revenue	3	6
Repairs and replacements	(6)	(7)
Balance at end of period	$16	$16

Investment in Helix

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

As contractually committed, in July 2015, we contributed certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions were recorded at their historical basis as they remained within our control. Helix is financed through cash contributions made by us and third-party investors in exchange for voting equity interests in Helix. During the year ended December 30, 2018, we made additional investments of $100 million in exchange for voting equity interests in Helix. During the three months ended March 31, 2019, we did not provide any other financial or other support to Helix that we were not previously contractually required to provide. As of March 31, 2019, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

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

As of March 31, 2019, the accompanying condensed consolidated balance sheet included $106 million of cash, cash equivalents, and short-term investments attributable to Helix that will be used to settle its respective obligations and will not be available to settle obligations of Illumina. The remaining assets and liabilities of Helix were not significant to our financial position as of March 31, 2019. Helix had an immaterial impact on our condensed consolidated statements of income and cash flows for the three months ended March 31, 2019. Refer to note “10. Subsequent Event.”

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the three months ended March 31, 2019 was as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of December 30, 2018	$61
Vesting of redeemable equity awards	1
Net loss attributable to noncontrolling interests	(7)
Adjustment down to the redemption value	(18)
Balance as of March 31, 2019	$37

3. Pending Acquisition

On November 1, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). The transaction, which is expected to close mid-2019, is subject to certain customary closing conditions, including the receipt of certain required antitrust approvals. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including but not limited to, a termination of the Merger Agreement in connection with PacBio accepting a superior offer or due to the withdrawal by PacBio’s board of directors of its recommendation of the merger, PacBio will pay us a cash termination fee of $43 million. In certain other circumstances related to antitrust approvals, we may be required to pay PacBio a termination fee of $98 million assuming the other closing conditions not related to antitrust or competition laws have been satisfied.

4. Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 30, 2018 (in millions):

	March 31, 2019				December 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,805	$—	$—	$1,805	$832	$—	$—	$832
Debt securities in government-sponsored entities	—	21	—	21	—	21	—	21
Corporate debt securities	—	717	—	717	—	1,058	—	1,058
U.S. Treasury securities	566	—	—	566	1,250	—	—	1,250
Marketable equity security	41	—	—	41	39	—	—	39
Deferred compensation plan assets	—	43	—	43	—	34	—	34
Total assets measured at fair value	$2,412	$781	$—	$3,193	$2,121	$1,113	$—	$3,234
Liabilities:
Deferred compensation plan liability	$—	$41	$—	$41	$—	$33	$—	$33

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

5. Debt and Other Commitments

Summary of debt obligations

Debt obligations consisted of the following (dollars in millions):

	March 31, 2019	December 30, 2018
Principal amount of 2023 Notes outstanding	$750	$750
Principal amount of 2021 Notes outstanding	517	517
Principal amount of 2019 Notes outstanding	632	633
Unamortized discount of liability component of convertible senior notes	(160)	(175)
Net carrying amount of liability component of convertible senior notes	1,739	1,725
Obligations under financing leases	—	269
Other	4	3
Less: current portion	(631)	(1,107)
Long-term debt	$1,112	$890
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$287	$287
Fair value of convertible senior notes outstanding (Level 2)	$2,298	$2,222
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	3.8 years	3.9 years

Convertible Senior Notes

0% Convertible Senior Notes due 2023 (2023 Notes)

On August 21, 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Notes). The 2023 Notes mature on August 15, 2023, and the implied estimated effective rate of the liability component of the Notes was 3.7%, assuming no conversion option.

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

The 2023 Notes were not convertible as of March 31, 2019 and had no dilutive impact during the three months ended March 31, 2019. If the 2023 Notes were converted as of March 31, 2019, the if-converted value would not exceed the principal amount.

0% Convertible Senior Notes due 2019 (2019 Notes) and 0.5% Convertible Senior Notes due 2021 (2021 Notes)

In June 2014, we issued $633 million aggregate principal amount of 2019 Notes and $517 million aggregate principal amount of 2021 Notes. The 2019 and 2021 Notes mature on June 15, 2019 and June 15, 2021, respectively, and the implied estimated effective rates of the liability components of the Notes were 2.9% and 3.5%, respectively, assuming no conversion option.

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

The potential dilutive impact of the 2019 and 2021 notes has been included in our calculation of diluted earnings per share for the three months ended March 31, 2019. If the 2019 and 2021 Notes were converted as of March 31, 2019, their if-converted values would exceed their principal amounts by $128 million and $105 million, respectively. The carrying values of the 2019 Notes were classified as current liabilities as they were convertible as of March 31, 2019 and mature within twelve months of the balance sheet date.

Obligations under financing leases

As of December 30, 2018, obligations under financing leases of $269 million represented project construction costs paid or reimbursed by our landlord related to our build-to-suit leases that did not qualify for sale-leaseback accounting under Topic 840. Upon adoption of Topic 842 on December 31, 2018, we derecognized the remaining financing obligations for our build-to-suit leasing arrangements and began to account for these leases as operating leases. See note “1. Basis of Presentation and Summary of Significant Accounting Policies” for further details on the adoption of Topic 842.

6. Stockholders’ Equity

As of March 31, 2019, approximately 4.8 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity for the three months ended March 31, 2019 was as follows (units in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant-Date Fair Value per Share
			RSU	PSU
Outstanding at December 30, 2018	1,840	660	$227.00	$196.99
Awarded	24	—	$291.79	$—
Vested	(28)	—	$176.83	—
Cancelled	(43)	(39)	$204.64	$163.53
Outstanding at March 31, 2019	1,793	621	$229.18	$199.48
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

Stock option activity during the three months ended March 31, 2019 was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 30, 2018	192	$54.52
Exercised	(34)	$47.86
Outstanding and exercisable at March 31, 2019	158	$55.95

ESPP

The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the three months ended March 31, 2019, approximately 0.1 million shares were issued under the ESPP. As of March 31, 2019, there were approximately 13.6 million shares available for issuance under the ESPP.

Share Repurchases

On February 6, 2019, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $550 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. During the three months ended March 31, 2019, we repurchased 0.2 million shares for approximately $63 million.  Authorizations to repurchase approximately $488 million of our common stock remained available as of March 31, 2019.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Cost of product revenue	$5	$4
Cost of service and other revenue	1	1
Research and development	18	15
Selling, general and administrative	27	28
Share-based compensation expense before taxes	51	48
Related income tax benefits	(10)	(10)
Share-based compensation expense, net of taxes	$41	$38

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2019 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	1.89% - 2.56%
Expected volatility	30% - 38%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$71.48

As of March 31, 2019, approximately $433 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.3 years.

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

8. Income Taxes

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 31, 2019 was 3.9%. For the three months ended March 31, 2019, the decrease from the U.S. federal statutory tax rate of 21% was primarily attributable to a discrete tax benefit related to uncertain tax positions, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation.

9. Segment Information

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

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of our consolidated VIE, Helix.

Helix:

Helix, our consolidated VIE, was established to enable individuals to explore their genetic information by providing affordable sequencing and database services for consumers through third-party partners, driving the creation of an ecosystem of consumer applications.

Management evaluates the performance of our reportable segments based upon income (loss) from operations. We do not allocate expenses between segments. Core Illumina sells products and provides services to Helix in accordance with contractual agreements between the entities.

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue:
Core Illumina	$846	$783
Helix	1	3
Elimination of intersegment revenue	(1)	(4)
Consolidated revenue	$846	$782

Income (loss) from operations:
Core Illumina	$221	$238
Helix	(18)	(21)
Elimination of intersegment earnings	1	1
Consolidated income from operations	$204	$218

The following table presents the total assets of each reportable segment (in millions):

	March 31, 2019	December 30, 2018
Core Illumina	$7,362	$6,912
Helix	134	154
Elimination of intersegment assets	(106)	(107)
Consolidated total assets	$7,390	$6,959

10. Subsequent Event

On April 25, 2019, we entered into an agreement to sell our interest in, and relinquish control over, our consolidated VIE, Helix. In connection with the transaction, the redeemable noncontrolling interest of $37 million as of March 31, 2019 was eliminated, and we will no longer consolidate Helix effective April 25, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying condensed consolidated financial statements and notes. This MD&A is organized as follows:

•	Business Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our condensed consolidated statements of cash flows, changes in our financial position, and our financial commitments.

•	Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

•
Critical Accounting Policies and Estimates. Discussion of significant changes since our most recent Annual Report on Form 10-K that we believe are important to understanding the assumptions and judgments underlying our condensed consolidated financial statements.

•	Recent Accounting Pronouncements. Summary of recent accounting pronouncements applicable to our condensed consolidated financial statements.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” preceding Item 3 of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Operating results are not necessarily indicative of results that may occur in future periods.

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

About Illumina

We have two reportable segments: Illumina’s core operations (Core Illumina) and one segment related to the activities of our consolidated VIE, Helix. For information on Helix, refer to notes 2, 9, and 10 of the Notes to the Condensed Consolidated Financial Statements provided in this report.

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

On November 1, 2018, we entered into an Agreement and Plan of Merger to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share), subject to applicable regulatory approvals. We believe PacBio’s highly accurate long reads combined with our highly accurate and scalable short reads will provide researchers and clinicians with a more perfect view of the genome, enhancing their ability to make novel discoveries and broaden clinical utility across a range of applications. The transaction is expected to close mid-2019. See note “3. Pending Acquisition” in Part I, Item 1 of this report for further details regarding this acquisition.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Financial Overview

Consolidated financial highlights for Q1 2019 included the following:

•
Revenue increased 8% during Q1 2019 to $846 million compared to $782 million in Q1 2018 due to the growth in sales of our consumables and services, primarily driven by increases in sequencing. We expect our revenue, as compared to the prior year, to continue to increase in 2019.

•
Gross profit as a percentage of revenue (gross margin) was 69.1% in Q1 2019 compared to 68.8% in Q1 2018. The gross margin increase was primarily driven by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, and an increase in revenue generated from a non-recurring licensing agreement. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue decreased to 24.2% in Q1 2019 compared to 27.8% in Q1 2018 primarily due to increased operating expenses as a percentage of revenue. We expect our operating expenses to continue to grow on an absolute basis.

•
Our effective tax rate was 3.9% in Q1 2019 compared to 10.6% in Q1 2018. In Q1 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to a discrete tax benefit related to uncertain tax positions, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation.

•	We ended Q1 2019 with cash, cash equivalents, and short-term investments totaling $3.6 billion as of March 31, 2019, of which approximately $610 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.

	Q1 2019	Q1 2018
Revenue:
Product revenue	78.8%	80.3%
Service and other revenue	21.2	19.7
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	21.5	22.3
Cost of service and other revenue	8.3	7.9
Amortization of acquired intangible assets	1.1	1.0
Total cost of revenue	30.9	31.2
Gross profit	69.1	68.8
Operating expense:
Research and development	20.0	17.5

Selling, general and administrative	24.9	23.5
Total operating expense	44.9	41.0
Income from operations	24.2	27.8
Other income (expense):
Interest income	2.7	0.6
Interest expense	(1.8)	(1.4)
Other income, net	2.5	1.2
Total other income, net	3.4	0.4
Income before income taxes	27.6	28.2
Provision for income taxes	1.1	3.0
Consolidated net income	26.5	25.2
Add: Net loss attributable to noncontrolling interests	1.0	1.4
Net income attributable to Illumina stockholders	27.5%	26.6%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three-month periods ended March 31, 2019 and April 1, 2018 were both 13 weeks.
Revenue

(Dollars in millions)	Q1 2019	Q1 2018	Change	% Change
Consumables	$556	$510	$46	9%
Instruments	111	118	(7)	(6)
Total product revenue	667	628	39	6
Service and other revenue	179	154	25	16
Total revenue	$846	$782	$64	8%

Service and other revenue consists primarily of sequencing and genotyping service revenue as well as instrument service contract revenue. Total revenue primarily relates to Core Illumina for all periods presented.

The increase in consumables revenue in Q1 2019 compared to Q1 2018 was primarily due to a $59 million increase in sequencing consumables revenue, driven primarily by growth in the instrument installed base. Instruments revenue decreased in Q1 2019 primarily due to a $7 million decrease in sequencing instruments revenue driven by timing of NovaSeq shipments, partially offset by increased shipments of our NextSeq instruments. Service and other revenue increased in Q1 2019 as a result of a non-recurring licensing agreement and increased revenue from co-development agreements.

Gross Margin

(Dollars in millions)	Q1 2019	Q1 2018	Change	% Change
Gross profit	$584	$538	$46	9%
Gross margin	69.1%	68.8%

The gross margin increase in Q1 2019 was driven primarily by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, and an increase in revenue generated from a non-recurring licensing agreement.

Operating Expense

(Dollars in millions)	Q1 2019	Q1 2018	Change	% Change
Research and development	$169	$137	$32	23%
Selling, general and administrative	211	183	28	15
Total operating expense	$380	$320	$60	19%

Core Illumina R&D expense increased by $31 million, or 24%, in Q1 2019, primarily due to increased headcount, as we continue to invest in the research and development of new products and enhancements to existing products. Helix R&D expense increased by $1 million in Q1 2019.

Core Illumina SG&A expense increased by $31 million, or 18%, in Q1 2019, primarily due to expenses related to the pending Pacific Biosciences acquisition, increased headcount, and investments in facilities to support the continued growth and scale of our operations. Helix SG&A expense decreased by $3 million in Q1 2019.

Other Income, Net

(Dollars in millions)	Q1 2019	Q1 2018	Change	% Change
Interest income	$23	$5	$18	360%
Interest expense	(15)	(11)	(4)	36
Other income, net	21	9	12	133
Total other income, net	$29	$3	$26	867%

Other income, net relates primarily to Core Illumina for all periods presented.

Interest income increased in Q1 2019 as a result of higher yields on our short-term debt securities and higher cash and cash-equivalent balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes and increased in Q1 2019 primarily due to the 2023 Notes issued in August 2018. Other income, net, increased in Q1 2019 primarily due to a $15 million gain resulting from the settlement of a contingency related to the deconsolidation of GRAIL in 2017.

Provision for Income Taxes

(Dollars in millions)	Q1 2019	Q1 2018	Change	% Change
Income before income taxes	$233	$221	$12	5%
Provision for income taxes	9	24	(15)	(63)
Consolidated net income	$224	$197	$27	14%
Effective tax rate	3.9%	10.6%

Our effective tax rate was 3.9% for Q1 2019 compared to 10.6% in Q1 2018. The variance from the U.S. federal statutory tax rate of 21% in Q1 2019 was primarily attributable to a discrete tax benefit related to uncertain tax positions, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and excess tax benefits related to share-based compensation. The variance from the U.S. federal statutory tax rate of 21% in Q1 2018 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and the discrete tax benefit associated with the recognition of prior year losses from our investment in Helix.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had approximately $2.3 billion in cash and cash equivalents, of which approximately $610 million was held by our foreign subsidiaries. Cash and cash equivalents held by Helix as of March 31, 2019 were $28 million. Cash and cash equivalents increased by $1.1 billion from December 30, 2018, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of March 31, 2019, we had $1.3 billion in short-term investments, including $78 million held by Helix. Our short-term investments are predominantly comprised of marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

Our convertible senior notes due on June 15, 2019 have an aggregate principal balance of $632 million. The notes became convertible on March 15, 2019 and remain convertible through June 13, 2019. It is our intent and policy to settle conversions of the notes through combination settlement; this involves repayment of an amount of cash equal to the principal amount and delivery of the excess of conversion value over the principal amount in shares of common stock. Our convertible senior notes due in 2021 and 2023 were not convertible as of March 31, 2019.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities are sufficient to fund our near-term capital and operating needs for at least the next 12 months including the repayment of $632 million in convertible senior notes and the pending acquisition of PacBio for a cash price of approximately $1.2 billion. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

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

On February 6, 2019, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $550 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $488 million of our common stock remained available as of March 31, 2019.

Certain noncontrolling Helix investors may require Illumina to redeem certain noncontrolling interests in cash at the then approximate redemption fair market value. Such redemption right is exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix has occurred and an initial public offering of Helix has not been completed. The fair value of the redeemable noncontrolling interests related to Helix as of March 31, 2019 was $37 million.

We had $66 million remaining in our capital commitment to a venture capital investment fund as of March 31, 2019 that is callable through April 2026.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	Q1 2019	Q1 2018
Net cash provided by operating activities	$198	$255
Net cash provided by investing activities	988	12
Net cash (used in) provided by financing activities	(60)	67
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase in cash and cash equivalents	$1,126	$335

Operating Activities

Net cash provided by operating activities in Q1 2019 primarily consisted of net income of $224 million plus net adjustments of $81 million, partially offset by net changes in operating assets and liabilities of $107 million. The primary non-cash adjustments to net income included share-based compensation of $51 million, depreciation and amortization expenses of $47 million, accretion of debt discount of $14 million, partially offset by deferred income taxes of $11 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory and other assets and decreases in accrued liabilities, accounts payable, and other long-term liabilities, partially offset by decreases in accounts receivable and prepaid expenses and other current assets.

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

Investing Activities

Net cash provided by investing activities totaled $988 million in Q1 2019. We purchased $117 million of available-for-sale securities and $1,149 million of our available-for-sale securities matured or were sold during the period. We received $15 million in proceeds from the settlement of a contingency related to the deconsolidation of GRAIL in 2017. We invested $56 million in capital expenditures, primarily associated with our investment in facilities, and paid net cash of $3 million for strategic investments.

Net cash provided by investing activities in Q1 2018 totaled $12 million. We purchased $598 million of available-for-sale securities and $703 million of our available-for-sale securities matured or were sold during the period. We invested $90 million in capital expenditures, primarily associated with our investment in facilities.

Financing Activities

Net cash used in financing activities in Q1 2019 totaled $60 million. We received $27 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan. We used $63 million to repurchase our common stock and $23 million to pay taxes related to net share settlement of equity awards. Additionally, $1 million was used by Helix to repay financing obligations.

Net cash provided by financing activities in Q1 2018 totaled $67 million. We received $21 million in proceeds from issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan, and contributions from noncontrolling interest owners were $61 million. We used $13 million to pay taxes related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2019, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during Q1 2019.

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

Consideration Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “continue,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “potential,” “predict,” should,” “will,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking.  Examples of forward-looking statements include, among others, statements we make regarding:

•	our expectations as to our future financial performance, results of operations, cash flows or other operational results or metrics;

•	our expectations regarding the launch of new products or services;

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

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the three months ended March 31, 2019, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

During Q1 2019, we continued to monitor and evaluate the design and operating effectiveness of key controls including those related to the adoption of Topic 842 discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See discussion of legal proceedings in note “7. Legal Proceedings” in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended March 31, 2019.

Purchases of Equity Securities by the Issuer

The following table summarizes shares repurchased pursuant to our share repurchase program during the three months ended March 31, 2019 (in thousands except for price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 31, 2018 - January 27, 2019	—	—	—	$550,000
January 28, 2019 - February 24, 2019	158	$297.24	158	$503,070
February 25, 2019 - March 31, 2019	52	$297.82	52	$487,500
Total	210	$297.38	210	$487,500
_________
(1) All shares repurchased were made in open-market transactions.

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

ILLUMINA, INC. (registrant)

Date:	April 25, 2019	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer