Form 10-Q
period 2019-09-29
ILLUMINA, INC.
filed 2019-10-25
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 29, 2019

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

As of October 18, 2019, there were 147 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 29, 2019	December 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,815	$1,144
Short-term investments	1,351	2,368
Accounts receivable, net	541	514
Inventory	417	386
Prepaid expenses and other current assets	98	78
Total current assets	4,222	4,490
Property and equipment, net	875	1,075
Operating lease right-of-use assets	555	—
Goodwill	824	831
Intangible assets, net	152	185
Deferred tax assets, net	88	70
Other assets	373	308
Total assets	$7,089	$6,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143	$184
Accrued liabilities	476	513
Long-term debt, current portion	—	1,107
Total current liabilities	619	1,804
Operating lease liabilities	691	—
Long-term debt	1,131	890
Other long-term liabilities	209	359
Redeemable noncontrolling interests	—	61
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	3,510	3,290
Accumulated other comprehensive income (loss)	5	(1)
Retained earnings	3,828	3,083
Treasury stock, at cost	(2,906)	(2,616)
Total Illumina stockholders’ equity	4,439	3,758
Noncontrolling interests	—	87
Total stockholders’ equity	4,439	3,845
Total liabilities and stockholders’ equity	$7,089	$6,959
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue:
Product revenue	$746	$710	$2,117	$2,011
Service and other revenue	161	143	474	455
Total revenue	907	853	2,591	2,466
Cost of revenue:
Cost of product revenue	195	184	573	540
Cost of service and other revenue	55	62	185	190
Amortization of acquired intangible assets	9	10	28	26
Total cost of revenue	259	256	786	756
Gross profit	648	597	1,805	1,710
Operating expense:
Research and development	151	159	486	447
Selling, general and administrative	189	197	602	577
Total operating expense	340	356	1,088	1,024
Income from operations	308	241	717	686
Other (expense) income:
Interest income	16	14	59	31
Interest expense	(11)	(15)	(41)	(37)
Other (expense) income, net	(43)	(8)	114	5
Total other (expense) income, net	(38)	(9)	132	(1)
Income before income taxes	270	232	849	685
Provision for income taxes	36	44	98	100
Consolidated net income	234	188	751	585
Add: Net loss attributable to noncontrolling interests	—	11	12	31
Net income attributable to Illumina stockholders	$234	$199	$763	$616
Earnings per share attributable to Illumina stockholders:
Basic	$1.59	$1.35	$5.19	$4.20
Diluted	$1.58	$1.33	$5.13	$4.15
Shares used in computing earnings per share:
Basic	147	147	147	147
Diluted	148	149	149	148
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Consolidated net income	$234	$188	$751	$585
Unrealized (loss) gain on available-for-sale debt securities, net of deferred tax	—	(1)	6	(1)
Total consolidated comprehensive income	234	187	757	584
Add: Comprehensive loss attributable to noncontrolling interests	—	11	12	31
Comprehensive income attributable to Illumina stockholders	$234	$198	$769	$615
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of December 31, 2017	191	$2	$2,833	$(1)	$2,256	(44)	$(2,341)	$—	$2,749
Net income (loss)	—	—	—	—	208	—	—	(1)	207
Issuance of common stock, net of repurchases	—	—	21	—	—	—	(13)	—	8
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	—	(5)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	61	61
Issuance of subsidiary shares in business combination	—	—	—	—	—	—	—	5	5
Balance as of April 1, 2018	191	2	2,897	(1)	2,464	(44)	(2,354)	65	3,073
Net income (loss)	—	—	—	—	209	—	—	(2)	207
Issuance of common stock, net of repurchases	—	—	1	—	—	—	(2)	—	(1)
Share-based compensation	—	—	50	—	—	—	—	—	50
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(8)	—	—	—	—	—	(8)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	31	31
Balance as of July 1, 2018	191	2	2,939	(1)	2,673	(44)	(2,356)	94	3,351
Net income (loss)	—	—	—	—	199	—	—	(3)	196
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	—	(1)
Issuance of common stock, net of repurchases	—	—	23	—	—	—	(106)	—	(83)
Share-based compensation	—	—	47	—	—	—	—	—	47
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(8)	—	—	—	—	—	(8)
Issuance of convertible senior notes, net of tax impact	—	—	93	—	—	—	—	—	93
Balance as of September 30, 2018	191	2	3,093	(2)	2,872	(44)	(2,462)	91	3,594
Net income (loss)	—	—	—	—	210	—	—	(4)	206
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	1	—	—	—	—	1
Issuance of common stock, net of repurchases	1	—	1	—	—	(1)	(154)	—	(153)
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	148	—	—	—	—	—	148

Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	1	—	—	—	1
Balance as of December 30, 2018	192	2	3,290	(1)	3,083	(45)	(2,616)	87	3,845
Net income (loss)	—	—	—	—	233	—	—	(2)	231
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(86)	—	(59)
Share-based compensation	—	—	51	—	—	—	—	—	51
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	18	—	—	—	—	—	18
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Balance as of March 31, 2019	192	2	3,385	2	3,298	(45)	(2,702)	85	4,070
Net income (loss)	—	—	—	—	296	—	—	(1)	295
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	1	—	3	—	—	—	(3)	—	—
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	—	(2)
Deconsolidation of Helix	—	—	2	—	—	—	—	(84)	(82)
Balance as of June 30, 2019	193	2	3,436	5	3,594	(45)	(2,705)	—	4,332
Net income	—	—	—	—	234	—	—	—	234
Issuance of common stock, net of repurchases	—	—	29	—	—	(1)	(201)	—	(172)
Share-based compensation	—	—	45	—	—	—	—	—	45
Balance as of September 29, 2019	193	$2	$3,510	$5	$3,828	(46)	$(2,906)	$—	$4,439

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Consolidated net income	$751	$585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	113	100
Amortization of intangible assets	30	29
Share-based compensation expense	145	146
Accretion of debt discount	36	26
Deferred income taxes	(13)	(32)
Unrealized gains on marketable equity securities	(57)	—
Payment of accreted debt discount	(84)	—
Gains on deconsolidation	(54)	—
Other	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(29)	(24)
Inventory	(33)	(40)
Prepaid expenses and other current assets	(14)	7
Operating lease right-of-use assets and liabilities, net	(3)	—
Other assets	(29)	(9)
Accounts payable	(46)	13
Accrued liabilities	(81)	45
Other long-term liabilities	(14)	(4)
Net cash provided by operating activities	608	842
Cash flows from investing activities:
Maturities of available-for-sale securities	1,262	710
Purchases of available-for-sale securities	(760)	(2,352)
Sales of available-for-sale securities	528	520
Purchases of property and equipment	(152)	(231)
Deconsolidation of Helix cash	(29)	—
Proceeds from deconsolidation of GRAIL	15	—
Net purchases of strategic investments	(15)	(12)
Net cash paid for acquisitions	—	(100)
Net cash provided by (used in) investing activities	849	(1,465)
Cash flows from financing activities:
Payments on financing obligations	(550)	(3)
Net proceeds from issuance of debt	—	735
Common stock repurchases	(261)	(103)
Taxes paid related to net share settlement of equity awards	(30)	(18)
Proceeds from issuance of common stock	59	45
Contributions from noncontrolling interest owners	—	92
Net cash (used in) provided by financing activities	(782)	748
Effect of exchange rate changes on cash and cash equivalents	(4)	(4)
Net increase in cash and cash equivalents	671	121
Cash and cash equivalents at beginning of period	1,144	1,225
Cash and cash equivalents at end of period	$1,815	$1,346
Supplemental cash flow information:
Cash paid for operating lease liabilities	$63	$—
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

We use the equity method to account for investments through which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded in other assets, and our share of net income or loss is recognized on a one quarter lag in other (expense) income, net.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine months ended September 29, 2019 and September 30, 2018 were both 13 and 26 weeks, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

During the three and nine months ended September 29, 2019, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, except as described below.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment; and payment is typically due within 60 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development and licensing agreements generally includes upfront and periodic licensing fees, contract research and development services, and payments for development and regulatory milestones. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

We regularly enter into contracts with multiple performance obligations. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. Most performance obligations are generally satisfied within a short time frame, approximately three to six months after the contract execution date. As of September 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,009 million, of which approximately 63% is expected to be converted to revenue in the next twelve months, approximately 10% in the following twelve months, and the remainder thereafter.

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

Contract liabilities, which consist of deferred revenue and customer deposits, as of September 29, 2019 and December 30, 2018 were $193 million and $206 million, respectively, of which the short-term portions of $161 million and $175 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded during the three and nine months ended September 29, 2019 included $27 million and $133 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 30, 2018. Contract assets as of September 29, 2019 and December 30, 2018 were not material.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers by us. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

The following table represents revenue by source (in millions):

	Three Months Ended
	September 29, 2019			September 30, 2018
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$525	$75	$600	$472	$83	$555
Instruments	142	4	146	138	17	155
Total product revenue	667	79	746	610	100	710
Service and other revenue	138	23	161	109	34	143
Total revenue	$805	$102	$907	$719	$134	$853

	Nine Months Ended
	September 29, 2019			September 30, 2018
	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,503	$224	$1,727	$1,353	$256	$1,609
Instruments	376	14	390	375	27	402
Total product revenue	1,879	238	2,117	1,728	283	2,011
Service and other revenue	353	121	474	312	143	455
Total revenue	$2,232	$359	$2,591	$2,040	$426	$2,466

Revenue related to our previously consolidated VIE, Helix, is included in sequencing service and other revenue up to April 25, 2019, the date of Helix’s deconsolidation.

The following table represents revenue by geographic area, based on region of destination (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Americas	$514	$474	$1,463	$1,380
Europe, Middle East, and Africa	235	219	653	615
Greater China (1)	95	102	280	288
Asia-Pacific	63	58	195	183
Total revenue	$907	$853	$2,591	$2,466
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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Weighted average shares outstanding	147	147	147	147
Effect of potentially dilutive common shares from:
Equity awards	1	1	1	1
Convertible senior notes	—	1	1	—
Weighted average shares used in calculating diluted earnings per share	148	149	149	148

2. Balance Sheet Account Details

Short-term Investments

Our short-term investments are primarily available-for-sale debt securities that consisted of the following (in millions):

	September 29, 2019			December 30, 2018
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities in government-sponsored entities	$31	$—	$31	$21	$—	$—	$21
Corporate debt securities	632	4	636	1,060	—	(2)	1,058
U.S. Treasury securities	573	1	574	1,250	1	(1)	1,250
Total	$1,236	$5	$1,241	$2,331	$1	$(3)	$2,329

Realized gains and losses are determined based on the specific-identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities, as of September 29, 2019, were as follows (in millions):

Estimated Fair Value
Due within one year	$497
After one but within five years	744
Total	$1,241

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

Our marketable equity securities are measured at fair value. As of September 29, 2019 and December 30, 2018, the fair value of our marketable equity securities, included in short-term investments, totaled $110 million and $39 million, respectively. Total unrealized losses and gains on our marketable equity securities, included in other (expense) income, net, were $47 million and $57 million, respectively, for the three and nine months ended September 29, 2019.

Our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. As of September 29, 2019 and December 30, 2018, the aggregate carrying amounts of our non-marketable equity investments without readily determinable fair values, included in other assets, were $221 million and $231 million, respectively.

One of our non-marketable equity investments is a VIE for which we have concluded that we are not the primary beneficiary, and therefore, we do not consolidate this VIE in our consolidated financial statements. We have determined our maximum exposure to loss, as a result of our involvement with the VIE, to be the carrying value of our investment, which was $189 million as of September 29, 2019 and December 30, 2018.

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million callable through April 2026 and up to $160 million callable through July 2029, respectively, of which $55 million and up to $160 million, respectively, remained callable as of September 29, 2019. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $49 million and $29 million as of September 29, 2019 and December 30, 2018, respectively.

Revenue recognized from transactions with our strategic investees was $15 million and $49 million, respectively, for the three and nine months ended September 29, 2019 and $32 million and $104 million, respectively, for the three and nine months ended September 30, 2018.

Inventory

Inventory consisted of the following (in millions):

	September 29, 2019	December 30, 2018
Raw materials	$123	$117
Work in process	270	218
Finished goods	24	51
Total inventory	$417	$386

Property and Equipment

Property and equipment, net consisted of the following (in millions):

	September 29, 2019	December 30, 2018
Leasehold improvements	$587	$567
Machinery and equipment	389	382
Computer hardware and software	257	217
Furniture and fixtures	43	45
Buildings	44	285
Construction in progress	91	100
Total property and equipment, gross	1,411	1,596
Accumulated depreciation	(536)	(521)
Total property and equipment, net	$875	$1,075

Property and equipment, net included non-cash expenditures of $25 million and $38 million for the nine months ended September 29, 2019 and September 30, 2018, respectively, which were excluded from the condensed consolidated statements of cash flows. Such non-cash expenditures included $18 million recorded under build-to-suit lease accounting for the nine months ended September 30, 2018.

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

Leases

We lease approximately 2.6 million square feet of office, lab, and manufacturing facilities under various non-cancellable operating lease agreements (real estate leases). Our real estate leases have remaining lease terms of 1 to 20 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from 6 months to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.

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

As of September 29, 2019, the maturities of our operating lease liabilities were as follows (in millions):

Remaining Lease Payments
2019	$19
2020	83
2021	82
2022	84
2023	85
Thereafter	622
Total remaining lease payments (1)	975
Less: imputed interest	(235)
Total operating lease liabilities	740
Less: current portion	(49)
Long-term operating lease liabilities	$691
Weighted-average remaining lease term	11.4 years
Weighted-average discount rate	4.6%

____________________________________
(1) Total remaining lease payments exclude $47 million of legally binding minimum lease payments for leases signed but not yet commenced.

The components of our lease costs included in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Operating lease costs	$21	$63
Sublease income	(3)	(9)
Total lease costs	$18	$54

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

Changes to goodwill during the nine months ended September 29, 2019 were as follows (in millions):

Goodwill
Balance as of December 30, 2018	$831
Helix deconsolidation	(7)
Balance as of September 29, 2019	$824

Derivatives

We are exposed to foreign exchange rate risks in the normal course of business. We enter into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other current assets or accrued liabilities and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other (expense) income, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of September 29, 2019, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, and British pound. As of September 29, 2019 and December 30, 2018, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $244 million and $122 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	September 29, 2019	December 30, 2018
Contract liabilities, current portion	$161	$175
Accrued compensation expenses	112	193
Accrued taxes payable	96	82
Operating lease liabilities, current portion	49	—
Other, including warranties	58	63
Total accrued liabilities	$476	$513

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

Changes in the reserve for product warranties during the three and nine months ended September 29, 2019 and September 30, 2018 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Balance at beginning of period	$16	$15	$19	$17
Additions charged to cost of product revenue	3	8	12	20
Repairs and replacements	(5)	(6)	(17)	(20)
Balance at end of period	$14	$17	$14	$17

Deconsolidation of Helix

In July 2015, we obtained a 50% voting equity ownership interest in Helix. We determined that we had unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and, as a result, we were deemed to be the primary beneficiary of Helix and were required to consolidate Helix. The operations of Helix, up to the date of the deconsolidation described below, are included in the accompanying condensed consolidated statements of income for the three and nine months ended September 29, 2019 and September 30, 2018. During these periods, we absorbed 50% of Helix’s losses.

On April 25, 2019, we entered into an agreement to sell our interest in, and relinquish control over, Helix. As part of the agreement, (i) Helix repurchased all of our outstanding equity interests in exchange for a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events, (ii) we ceased having a controlling financial interest in Helix, including unilateral power over one of the activities that most significantly impacts the economic performance of Helix, (iii) we were relieved of any potential obligation to redeem certain noncontrolling interests, and (iv) we no longer have representation on Helix’s board of directors. As a result, we deconsolidated Helix’s financial statements effective April 25, 2019 and recorded a gain on deconsolidation of $39 million in other (expense) income, net. The gain on deconsolidation included (i) the contingent value right received from Helix recorded at a fair value of approximately $30 million, (ii) the derecognition of the carrying amounts of Helix’s assets and liabilities, and (iii) the derecognition of the noncontrolling interests related to Helix.

As of September 29, 2019, the fair value of the contingent value right received from Helix was $28 million, included in other assets. During the three and nine months ended September 29, 2019, the fair value measurement resulted in a $2 million unrealized gain and a $1 million unrealized loss, respectively, included in other (expense) income, net.

Redeemable Noncontrolling Interests

The activity of the redeemable noncontrolling interests during the nine months ended September 29, 2019 was as follows (in millions):

Redeemable Noncontrolling Interests
Balance as of December 30, 2018	$61
Vesting of redeemable equity awards	1
Net loss attributable to noncontrolling interests	(9)
Adjustment down to the redemption value	(16)
Release of potential obligation to noncontrolling interests	(37)
Balance as of September 29, 2019	$—

3. Pending Acquisition

On November 1, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). The transaction is subject to certain customary closing conditions, including the receipt of certain required antitrust approvals. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including but not limited to, a termination of the Merger Agreement in connection with PacBio accepting a superior offer or due to the withdrawal by PacBio’s board of directors of its recommendation of the merger, PacBio will pay us a cash termination fee of $43 million. In certain other circumstances related to antitrust approvals, we may be required to pay PacBio a termination fee of $98 million assuming the other closing conditions not related to antitrust or competition laws have been satisfied.

On September 25, 2019, we entered into Amendment No. 1 to the Merger Agreement (the Amendment). The Amendment extended the End Time of the Merger Agreement (as defined in the Merger Agreement) to December 31, 2019 and provides that we make cash payments to PacBio of $6 million on or before each of October 1, 2019, November 1, 2019, and December 2, 2019. We may also unilaterally extend the End Time date until March 31, 2020 by making additional payments to PacBio totaling $34 million. Up to the full amount of these payments is repayable without interest only if: (1) the Merger Agreement is terminated and (2) within two years of termination, PacBio enters into certain change-of-control transactions with a third party or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). On October 1, 2019, we made our first $6 million payment to PacBio.

4. Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 29, 2019 and December 30, 2018 (in millions):

	September 29, 2019				December 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,541	$—	$—	$1,541	$832	$—	$—	$832
Debt securities in government-sponsored entities	—	31	—	31	—	21	—	21
Corporate debt securities	—	636	—	636	—	1,058	—	1,058
U.S. Treasury securities	574	—	—	574	1,250	—	—	1,250
Marketable equity securities	110	—	—	110	39	—	—	39
Contingent value right	—	—	28	28	—	—	—	—
Deferred compensation plan assets	—	45	—	45	—	34	—	34
Total assets measured at fair value	$2,225	$712	$28	$2,965	$2,121	$1,113	$—	$3,234
Liabilities:
Deferred compensation plan liability	$—	$43	$—	$43	$—	$33	$—	$33

We hold available-for-sale securities that consist of highly-liquid, investment-grade debt securities and marketable equity securities. We consider information provided by our investment accounting and reporting service provider in the measurement of fair value of our debt securities. The investment service provider provides valuation information from an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. Our marketable equity securities are measured at fair value based on quoted trade prices in active markets. Our deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We perform control procedures to corroborate the fair value of our holdings, including comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs, if necessary. We elected the fair value option to measure the contingent value right received from Helix. The fair value of our contingent value right is derived using a Monte Carlo simulation. Significant estimates and assumptions required for this valuation include, but are not limited to, probabilities related to the timing and outcome of future financing and/or liquidity events and an assumption regarding collectibility. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

5. Debt and Other Commitments

Summary of debt obligations

Debt obligations consisted of the following (dollars in millions):

	September 29, 2019	December 30, 2018
Principal amount of 2023 Notes outstanding	$750	$750
Principal amount of 2021 Notes outstanding	517	517
Principal amount of 2019 Notes outstanding	—	633
Unamortized discount of liability component of convertible senior notes	(136)	(175)
Net carrying amount of liability component of convertible senior notes	1,131	1,725
Obligations under financing leases	—	269
Other	—	3
Less: current portion	—	(1,107)
Long-term debt	$1,131	$890
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$213	$287
Fair value of convertible senior notes outstanding (Level 2)	$1,517	$2,222
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	3.4 years	3.9 years

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

The 2023 Notes were not convertible as of September 29, 2019 and had no dilutive impact during the nine months ended September 29, 2019. If the 2023 Notes were converted as of September 29, 2019, the if-converted value would not exceed the principal amount.

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

The potential dilutive impact of the 2021 Notes has been included in our calculation of diluted earnings per share for the three and nine months ended September 29, 2019. If the 2021 Notes were converted as of September 29, 2019, the if-converted value would exceed the principal amount by $71 million.

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

The following table summarizes information about the conversion of the 2019 Notes during the nine months ended September 29, 2019 (in millions):

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

6. Stockholders’ Equity

As of September 29, 2019, approximately 4.9 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity for the nine months ended September 29, 2019 was as follows (units in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
			RSU	PSU
Outstanding at December 30, 2018	1,840	660	$227.00	$196.99
Awarded	70	(54)	$305.75	$260.24
Vested	(96)	—	$197.49	—
Cancelled	(111)	(62)	$220.55	$178.85
Outstanding at September 29, 2019	1,703	544	$232.31	$192.83

______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

Stock option activity during the nine months ended September 29, 2019 was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 30, 2018	192	$54.52
Exercised	(128)	$53.00
Outstanding and exercisable at September 29, 2019	64	$57.58

ESPP

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During the nine months ended September 29, 2019, approximately 0.2 million shares were issued under the ESPP. As of September 29, 2019, there were approximately 13.5 million shares available for issuance under the ESPP.

Share Repurchases

On February 6, 2019, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $550 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. During the nine months ended September 29, 2019, we repurchased 0.9 million shares for approximately $261 million.  Authorizations to repurchase approximately $289 million of our common stock remained available as of September 29, 2019.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Cost of product revenue	$5	$4	$15	$12
Cost of service and other revenue	1	1	3	3
Research and development	15	15	50	45
Selling, general and administrative	24	28	77	86
Share-based compensation expense before taxes	45	48	145	146
Related income tax benefits	(10)	(8)	(31)	(29)
Share-based compensation expense, net of taxes	$35	$40	$114	$117

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during the nine months ended September 29, 2019 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	1.88% - 2.56%
Expected volatility	30% - 38%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$75.47

As of September 29, 2019, approximately $320 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 1.9 years.

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

8. Income Taxes

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for the three and nine months ended September 29, 2019 were 13.2% and 11.5%, respectively. For the three and nine months ended September 29, 2019, the decrease from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and discrete tax benefits related to uncertain tax positions. For the nine months ended September 29, 2019, the decrease from the U.S. federal statutory tax rate was also attributable to excess tax benefits related to share-based compensation.

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

The following table presents the operating performance of each reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue:
Core Illumina	$907	$855	$2,591	$2,467
Helix	—	2	1	8
Elimination of intersegment revenue	—	(4)	(1)	(9)
Consolidated revenue	$907	$853	$2,591	$2,466

Income (loss) from operations:
Core Illumina	$308	$264	$740	$748
Helix	—	(23)	(24)	(64)
Elimination of intersegment earnings	—	—	1	2
Consolidated income from operations	$308	$241	$717	$686

The following table presents the total assets of each reportable segment (in millions):

	September 29, 2019	December 30, 2018
Core Illumina	$7,089	$6,912
Helix	—	154
Elimination of intersegment assets	—	(107)
Consolidated total assets	$7,089	$6,959

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

On November 1, 2018, we entered into an Agreement and Plan of Merger to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). We believe PacBio’s highly accurate long reads combined with our highly accurate and scalable short reads will provide researchers and clinicians with a more perfect view of the genome, enhancing their ability to make novel discoveries and broaden clinical utility across a range of applications. The transaction is subject to certain customary closing conditions, including the receipt of certain required antitrust approvals. See note “3. Pending Acquisition” in Part I, Item 1 of this report for further details.

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

Financial Overview

Consolidated financial highlights for the first three quarters of 2019 included the following:

•
Revenue increased 5% during the first three quarters of 2019 to $2,591 million compared to $2,466 million in the first three quarters of 2018 primarily due to growth in sequencing consumables. We expect our revenue, as compared to the prior year, to continue to increase in 2019, although we are anticipating ongoing weakness in the direct-to-consumer (DTC) market.

•
Gross profit as a percentage of revenue (gross margin) was 69.7% in the first three quarters of 2019 compared to 69.4% in the first three quarters of 2018. The gross margin increase was driven primarily by an increase in revenue from development and licensing agreements as well as an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, partially offset by lower average selling prices on instruments and consumables and lower volumes in our service business. Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue was 27.7% in the first three quarters of 2019 compared to 27.8% in the first three quarters of 2018. The slight decrease was due to an increase in operating expenses as a percentage of revenue offset partially by an increase in gross margin. We expect our operating expenses, as compared to the prior year, to continue to grow on an absolute basis in 2019.

•
Our effective tax rate was 11.5% in the first three quarters of 2019 compared to 14.6% in the first three quarters of 2018. In the first three quarters of 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to uncertain tax positions, and excess tax benefits related to share-based compensation.

•
We ended the first three quarters of 2019 with cash, cash equivalents, and short-term investments totaling $3.2 billion as of September 29, 2019, of which approximately $618 million was held by our foreign subsidiaries.

Results of Operations

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.

Q3 2019	Q3 2018	YTD 2019	YTD 2018

Revenue:
Product revenue	82.2%	83.2%	81.7%	81.5%
Service and other revenue	17.8	16.8	18.3	18.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	21.5	21.6	22.1	21.9
Cost of service and other revenue	6.0	7.2	7.1	7.7
Amortization of acquired intangible assets	1.0	1.2	1.1	1.0
Total cost of revenue	28.5	30.0	30.3	30.6
Gross profit	71.5	70.0	69.7	69.4
Operating expense:
Research and development	16.7	18.6	18.8	18.1
Selling, general and administrative	20.9	23.2	23.2	23.5
Total operating expense	37.6	41.8	42.0	41.6
Income from operations	33.9	28.2	27.7	27.8
Other (expense) income:
Interest income	1.8	1.6	2.3	1.3
Interest expense	(1.2)	(1.8)	(1.6)	(1.5)
Other (expense) income, net	(4.8)	(0.9)	4.4	0.2
Total other (expense) income, net	(4.2)	(1.1)	5.1	—
Income before income taxes	29.7	27.1	32.8	27.8
Provision for income taxes	3.9	5.1	3.8	4.1
Consolidated net income	25.8	22.0	29.0	23.7
Add: Net loss attributable to noncontrolling interests	—	1.3	0.5	1.3
Net income attributable to Illumina stockholders	25.8%	23.3%	29.5%	25.0%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three and nine month periods ended September 29, 2019 and September 30, 2018 were both 13 and 26 weeks, respectively.

Revenue

(Dollars in millions)	Q3 2019	Q3 2018	Change	% Change	YTD 2019	YTD 2018	Change	% Change
Consumables	$600	$555	$45	8%	$1,727	$1,609	$118	7%
Instruments	146	155	(9)	(6)	390	402	(12)	(3)
Total product revenue	746	710	36	5	2,117	2,011	106	5
Service and other revenue	161	143	18	13	474	455	19	4
Total revenue	$907	$853	$54	6%	$2,591	$2,466	$125	5%

Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements. Total revenue relates primarily to Core Illumina for all periods presented.

The increases in consumables revenue in Q3 2019 and the first three quarters of 2019 were primarily due to increases in sequencing consumables revenue of $53 million and $150 million, respectively, driven primarily by growth in the instrument installed base. The increases in sequencing consumables revenue were partially offset by decreases in microarray consumables revenue primarily due to ongoing weakness in the direct-to-consumer (DTC) market. Instruments revenue decreased in Q3 2019 and the first three quarters of 2019 primarily due to fewer shipments of our microarray instruments driven by a DTC customer scaling for anticipated demand in Q3 2018 as well as a lower average selling price for our NovaSeq instrument compared to its historic range. These decreases were partially offset by increased shipments of our NovaSeq instruments in Q3 2019 and increased shipments of our NextSeq instruments in the first three quarters of 2019. Service and other revenue increased in Q3 2019 and in the first three quarters of 2019, primarily due to increased revenue from development and licensing agreements, partially offset by decreased revenue from genotyping and sequencing services.

Gross Margin

(Dollars in millions)	Q3 2019	Q3 2018	Change	% Change	YTD 2019	YTD 2018	Change	% Change
Gross profit	$648	$597	$51	9%	$1,805	$1,710	$95	6%
Gross margin	71.5%	70.0%			69.7%	69.4%

The gross margin increases in Q3 2019 and the first three quarters of 2019 were driven primarily by an increase in revenue from development and licensing agreements as well as an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, partially offset by lower average selling prices on instruments and consumables and lower volumes in our service business.

Operating Expense

(Dollars in millions)	Q3 2019	Q3 2018	Change	% Change	YTD 2019	YTD 2018	Change	% Change
Research and development	$151	$159	$(8)	(5)%	$486	$447	$39	9%
Selling, general and administrative	189	197	(8)	(4)	602	577	25	4
Total operating expense	$340	$356	$(16)	(4)%	$1,088	$1,024	$64	6%

Core Illumina R&D expense remained flat in Q3 2019, primarily due to an increase in headcount, offset by a decrease in performance-based compensation. Core Illumina R&D expense increased by $51 million, or 12%, in the first three quarters of 2019, primarily due to increased headcount, as we continue to invest in the research and development of new products and enhancements to existing products, partially offset by a decrease in performance-based compensation. Helix R&D expense decreased by $8 million in Q3 2019 and by $12 million in the first three quarters of 2019, primarily due to its deconsolidation on April 25, 2019.

Core Illumina SG&A expense increased by $3 million, or 2%, in Q3 2019, and by $44 million, or 8%, in the first three quarters of 2019, primarily due to expenses related to the pending Pacific Biosciences acquisition, increased headcount, and investment in facilities to support the continued growth and scale of our operations, partially offset by a decrease in performance-based compensation. Helix SG&A expense decreased by $11 million in Q3 2019 and by $19 million in the first three quarters of 2019, primarily due to its deconsolidation on April 25, 2019.

Other (Expense) Income

(Dollars in millions)	Q3 2019	Q3 2018	Change	% Change	YTD 2019	YTD 2018	Change	% Change
Interest income	$16	$14	$2	14%	$59	$31	$28	90%
Interest expense	(11)	(15)	4	(27)	(41)	(37)	(4)	11
Other (expense) income, net	(43)	(8)	(35)	438	114	5	109	2,180
Total other (expense) income, net	$(38)	$(9)	$(29)	322%	$132	$(1)	$133	(13,300)%

Other (expense) income relates primarily to Core Illumina for all periods presented.

Interest income increased in Q3 2019 and in the first three quarters of 2019 as a result of higher yields on our short-term debt securities and higher cash and cash-equivalent balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The fluctuations in other (expense) income, net were primarily due to mark-to-market adjustments on our strategic investments in marketable equity securities. Additionally, during the first three quarters of 2019, we recorded a $39 million gain in Q2 2019 related to the deconsolidation of Helix and a $15 million gain in Q1 2019 from the settlement of a contingency related to the deconsolidation of GRAIL in 2017.

Provision for Income Taxes

(Dollars in millions)	Q3 2019	Q3 2018	Change	% Change	YTD 2019	YTD 2018	Change	% Change
Income before income taxes	$270	$232	$38	16%	$849	$685	$164	24%
Provision for income taxes	36	44	(8)	(18)	98	100	(2)	(2)
Consolidated net income	$234	$188	$46	24%	$751	$585	$166	28%
Effective tax rate	13.2%	19.0%			11.5%	14.6%

Our effective tax rate was 13.2% for Q3 2019 compared to 19.0% in Q3 2018. The variance from the U.S. federal statutory tax rate of 21% in Q3 2019 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, benefits related to prior year tax adjustments, and discrete tax benefits related to uncertain tax positions. For Q3 2018, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory rate, such as in Singapore and the United Kingdom, offset partially by the discrete tax expense associated with updating our 2017 estimates of the impact of U.S. Tax Reform.

Our effective tax rate was 11.5% for the first three quarters of 2019 compared to 14.6% for the first three quarters of 2018. For the first three quarters of 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to uncertain tax positions, and excess tax benefits related to share-based compensation. For the first three quarters of 2018, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory rate, such as in Singapore and the United Kingdom, and the discrete benefit associated with the recognition of prior year losses from our investment in Helix, offset partially by the discrete tax expense associated with updating our 2017 estimates of the impact of U.S. Tax Reform.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30,

2018. As a result of the Ninth Circuit decision on June 7, 2019 to overturn a U.S. Tax Court opinion provided in Q3 2015 that stock compensation should be excluded from cost sharing charges, we anticipate our effective tax rate may be adversely impacted. The final resolution of this case is uncertain, but if it is determined that the outcome of this decision is more likely than not, we anticipate a discrete tax expense of less than $30 million could be recorded.

Liquidity and Capital Resources

At September 29, 2019, we had approximately $1.8 billion in cash and cash equivalents, of which approximately $618 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $0.7 billion from December 30, 2018, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of September 29, 2019, we had $1.4 billion in short-term investments. Our short-term investments are predominantly comprised of marketable securities consisting of U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

Our 2019 Notes matured on June 15, 2019, by which time the $633 million in principal had been converted and was paid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock. Our convertible senior notes due in 2021 and 2023 were not convertible as of September 29, 2019.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities are sufficient to fund our near-term capital and operating needs for at least the next 12 months including the pending acquisition of PacBio for a cash price of approximately $1.2 billion. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	support of commercialization efforts related to our current and future products;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	repayment of debt obligations;

•	the expansion needs of our facilities, including costs of leasing and building out additional facilities; and

•	repurchases of our outstanding common stock.

On February 6, 2019, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $550 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $289 million of our common stock remained available as of September 29, 2019.

We had $55 million and up to $160 million, respectively, remaining in our capital commitments to two venture capital investment funds as of September 29, 2019 that are callable through April 2026 and July 2029, respectively.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	YTD 2019	YTD 2018
Net cash provided by operating activities	$608	$842
Net cash provided by (used in) investing activities	849	(1,465)
Net cash (used in) provided by financing activities	(782)	748
Effect of exchange rate changes on cash and cash equivalents	(4)	(4)
Net increase in cash and cash equivalents	$671	$121

Operating Activities

Net cash provided by operating activities in the first three quarters of 2019 primarily consisted of net income of $751 million plus net adjustments of $106 million, partially offset by net changes in operating assets and liabilities of $249 million. The primary adjustments to net income included unrealized gains on marketable equity securities of $57 million, payment of the accreted debt discount related to our 2019 Notes of $84 million, gains on deconsolidation of $54 million, and deferred income taxes of $13 million, partially offset by share-based compensation of $145 million, depreciation and amortization expenses of $143 million, and accretion of debt discount of $36 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory, accounts receivable, other assets, and prepaid expenses and other current assets and decreases in accrued liabilities, accounts payable, and other long-term liabilities.

Net cash provided by operating activities in the first three quarters of 2018 consisted of net income of $585 million plus net adjustments of $269 million, partially offset by net changes in operating assets and liabilities of $12 million. The primary adjustments to net income included depreciation and amortization expenses of $129 million, share-based compensation of $146 million, and accretion of debt discount of $26 million, partially offset by deferred income taxes of $32 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory, accounts receivable, and other assets, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities totaled $849 million in the first three quarters of 2019. We purchased $760 million of available-for-sale securities and $1,790 million of our available-for-sale securities matured or were sold during the period. We received $15 million in proceeds from the settlement of a contingency related to the deconsolidation of GRAIL in 2017. We invested $152 million in capital expenditures, primarily associated with our investment in facilities and paid $15 million for strategic investments. We removed $29 million in cash from our balance sheet as a result of the deconsolidation of Helix.

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

Financing Activities

Net cash used in financing activities in the first three quarters of 2019 totaled $782 million. We used $550 million to repay financing obligations primarily related to our 2019 Notes, $261 million to repurchase our common stock, and $30 million to pay taxes related to net share settlement of equity awards. We received $59 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first three quarters of 2019, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the first three quarters of 2019.

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

Consideration Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “continue,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “potential,” “predict,” should,” “will,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking.  Examples of forward-looking statements include, among others, statements we make regarding:

•	our expectations as to our future financial performance, results of operations, cash flows or other operational results or metrics;

•	our expectations regarding the launch of new products or services;

•	the benefits that we expect will result from our business activities and certain transactions we have completed, such as product introductions;

•	our expectations of the effect on our financial condition of claims, litigation, contingent liabilities, and governmental investigations, proceedings, and regulations;

•	our strategies or expectations for product development, market position, financial results, and reserves;

•	our expectations regarding the integration of any acquired technologies with our existing technology; and

•	other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no substantial changes to our market risks in the nine months ended September 29, 2019, when compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

During Q3 2019, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None during the quarterly period ended September 29, 2019.

Purchases of Equity Securities by the Issuer

The following table summarizes shares repurchased pursuant to our share repurchase program during the three months ended September 29, 2019 (in thousands except for price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2019 - July 28, 2019	206	$302.72	206	$425,041
July 29, 2019 - August 25, 2019	210	$298.57	210	$362,500
August 26, 2019 - September 29, 2019	271	$272.34	271	$288,756
Total	687	$289.47	687	$288,756
______
(1) All shares repurchased were made in open-market transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document

3.4	Amended and Restated Bylaws

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	October 24, 2019	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer