Form 10-K
period 2019-12-29
ILLUMINA, INC.
filed 2020-02-11
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-35406
Illumina, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0804655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Illumina Way, San Diego, CA 92122
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of February 7, 2020, there were 147 million shares (excluding 47 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The NASDAQ Global Select Market on June 28, 2019 (the last trading day before June 30, 2019), was $48.2 billion. This amount excludes an aggregate of approximately 17 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2019

See “Form 10-K Cross-Reference Index” within Other Key Information for a cross-reference to the parts and items requirements of the Securities and Exchange Commission Annual Report on Form 10-K.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	challenges inherent in developing, manufacturing, and launching new products and services, including expanding manufacturing operations and reliance on third-party suppliers for critical components;

•	the timing and mix of customer orders among our products and services;

•	the impact of recently launched or pre-announced products and services on existing products and services;

•	our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and to expand the markets for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to identify and acquire technologies, and integrate them into our products or businesses successfully;

•	our expectations and beliefs regarding prospects and growth for the business and its markets;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;

•	uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and

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
_______________________________________

Illumina, 24sure, Ampligase, Assign, BaseSpace, BlueFish, BlueFuse, BlueGnome, Clarity LIMS, CSPro, CytoSeq, DesignStudio, DRAGEN, Durascript, Genetic Energy, GenomeStudio, Globin-Zero, GoldenGate, HiSeq, iSeq, iHope, Illumina Propel Certified, IllumiNotes, Infinium, iScan, iSelect, MiniSeq, MiSeq, MiSeqDx, NextBio, Nextera, NextSeq, NovaSeq, Powered by Illumina, Ribo-Zero, SeqMonitor, SureCell, TruGenome, TruSeq, TruSight, Understand Your Genome, UYG, Verifi, Verinata, Verinata Health, VeriSeq, the pumpkin orange color, and the Genetic Energy streaming bases design are trademarks or registered trademarks of Illumina, Inc.
_______________________________________

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.
_______________________________________

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2019, 2018, and 2017 refer to fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively, all of which were 52 weeks.

BUSINESS & MARKET INFORMATION

BUSINESS OVERVIEW

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

Our Principal Markets

We target the markets and customers outlined below.

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

Our Principal Products, Services, and Technologies

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

Most of our product sales consist of instruments and consumables, which include reagents, flow cells, and microarrays, based on our proprietary technologies. We also perform various services for our customers. In 2019, 2018, and 2017, instrument sales represented 15%, 17%, and 19%, respectively, of total revenue; consumable sales represented 68%, 65%, and 64%, respectively, of total revenue; and services represented 17%, 18%, and 17%, respectively, of total revenue.

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

In 2019, 2018, and 2017, total sequencing revenue comprised 87%, 83%, and 83%, respectively, of total revenue.

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

In 2019, 2018, and 2017, total array revenue comprised 13%, 17%, and 17%, respectively, of total revenue.

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

Intellectual Property

We have an extensive intellectual property portfolio. As of January 16, 2020, we owned or had exclusive licenses to 799 issued U.S. patents and 617 pending U.S. patent applications, including 61 allowed applications that have not yet issued as patents. Our issued and pending patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, software, bioinformatics, and chemical-detection technologies, and have terms that expire between 2020 and 2040. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

We protect our trade secrets, know-how, copyrights, and trademarks. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, obtaining copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. In addition, we invest in technological innovation, and we seek beneficial licensing opportunities to develop and maintain our competitive position.

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

Research and development expense in 2019, 2018, and 2017 was $647 million, $623 million, and $546 million, respectively. We expect research and development expense to increase during 2020 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We expect to continue increasing our sales and distribution resources during 2020 and beyond as we launch new products and expand our potential customer base.

Manufacturing

We manufacture sequencing and array platforms and reagent kits. In 2019, we continued to increase our manufacturing capacity to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

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

Competition

Although we believe that our products and services provide significant advantages over products and services currently available from other sources, we expect continued intense competition. Our competitors offer products and services for sequencing, SNP genotyping, gene expression, and molecular diagnostics markets. In some cases, we compete for the resources our customers allocate for purchasing a wide range of sequencing and non-sequencing products used to analyze genetic variation and biological function, some of which are complementary or adjacent to our own but not directly competitive; in other cases, our products face direct competition as customers choose among sequencing and non-sequencing products that are designed to address the same use case or answer the same biological question. Some of our competitors have, or will have, substantially greater financial, technical, research, and other resources than we do, along with larger, more established marketing, sales, distribution, and service organizations. In addition, they may have greater name recognition than we do in the markets we address, and in some cases a larger installed base of systems. We expect new competitors to emerge and the intensity of competition to increase. To compete effectively, we must scale our organization and infrastructure appropriately and demonstrate that our products have superior throughput, cost, and accuracy.

Segment and Geographic Information

We have one reportable segment, Core Illumina, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Helix. Prior to the deconsolidation of GRAIL on February 28, 2017, our Consolidated VIEs reportable segment included the combined operations of Helix and GRAIL.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, China, and the Asia-Pacific region. Shipments to customers outside the United States totaled $1,684 million, or 48%, of total revenue, in 2019, compared to $1,554 million, or 47%, and $1,241 million, or 45%, in 2018 and 2017, respectively. We consider the U.S. dollar to be the functional currency of our international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “1. Organization and Significant Accounting Policies” and note “2. Revenue” within the Consolidated Financial Statements section of this report for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $980 million and $909 million as of December 29, 2019 and December 30, 2018, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect approximately 66% of our backlog as of December 29, 2019, to be shipped in 2020, approximately 14% in 2021, and the remainder thereafter. Although we generally recognize revenue when control of our products and services is transferred to our customers, some customer contracts might require us to defer revenue recognition beyond the transfer of control.

Properties

The following table summarizes the facilities we leased as of December 29, 2019, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA *	1,193,000	Office, Lab, Manufacturing, and Distribution	2020 – 2031
San Francisco Bay Area, CA	464,000	Office, Lab, and Manufacturing	2025 – 2033
Singapore *	395,000	Office, Lab, Manufacturing, and Distribution	2020 – 2025
Cambridge, United Kingdom	187,000	Office, Lab, and Manufacturing	2020 – 2039
Madison, WI	133,000	Office, Lab, and Manufacturing	2033
China	55,000	Office and Lab	2021 – 2025
Eindhoven, the Netherlands	42,000	Office and Distribution	2020
Other	62,000	Office	2020 – 2025
________________
*Excludes approximately 278,000 square feet for which the leases do not commence until 2020 and beyond.

Employees

As of December 29, 2019, we had more than 7,700 employees. We consider our employee relations to be positive. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations. In addition, we contract with a number of temporary and contract employees.

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

In the U.S., the products we develop for oncology and non-invasive prenatal testing will be regulated by the PMA process. We cannot be certain which of our other planned molecular diagnostic products will be subject to the shorter 510(k) clearance process, or which of will need to go through the PMA process.

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

Our products sold as medical devices or IVDs in Europe will be regulated under the In Vitro Diagnostics Directive (98/79/EC). A new regulation, the in vitro Diagnostic Medical Devices Regulation (EU) 2017/746, the IVDR, has been released and will become fully enforceable in 2022. These regulations include requirements for both presentation and review of performance data and quality-system requirements.

Certain of our products are currently available through laboratories that are certified under the Clinical Laboratory Improvements Amendments (CLIA) of 1988. These products are commonly called “laboratory developed tests,” or LDTs. For a number of years, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs as medical devices if created and used within a single laboratory. However, the FDA is continually reexamining this regulatory approach and changes to the agency’s handling of LDTs could impact our business in ways that cannot be predicted at this time. We cannot predict the nature or extent of the FDA's final guidance or regulation of LDTs, in general, or with respect to our or our customers’ LDTs, in particular.

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

In the past, we have experienced, and are likely to experience in the future, delays in the development and introduction of new products. There can be no assurance that we will keep pace with the rapid rate of change in our markets or that our new products will adequately meet the requirements of the marketplace, achieve market acceptance, or compete successfully with third-party technologies. Some of the factors affecting our ability to develop and successfully commercialize new products and services include:

•	the functionality and performance of new and existing products and services;

•	the timing of introduction of new products or services relative to competing products and services;

•	availability, quality, and price relative to competing products and services;

•	scientists’ and customers’ opinions of the utility of new products or services;

•	citation of new products or services in published research;

•	regulatory trends and approvals;

•	our ability to acquire or otherwise gain access to third party technologies, products, or businesses; and

•	general trends in life sciences research and applied markets.
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

Our products are designed for use in the life sciences, diagnostic, agricultural, pharmaceutical, and consumer genomics industries. The usefulness of our technologies depends in part upon the availability of genetic data and its usefulness in clinical, research, and consumer applications. We are focusing on markets for analysis of genetic variation or biological function, namely sequencing, genotyping, and gene expression profiling. These markets are relatively new and emerging, and they may not develop as quickly as we anticipate, or reach what we expect to be their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not be able to successfully analyze raw genetic data or be able to convert raw genetic data into valuable information. In addition, factors affecting research and development spending generally could harm our business, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect.

The introduction of next-generation sequencing technologies, including ours, has reduced the cost of sequencing by a factor of more than 10,000 and reduced the sequencing time per Gb by a factor of approximately 12,000 over the last 20 years. Consequently, demand for sequencing-related products and services has increased substantially as new applications are enabled and more sequencing is done in connection with existing applications. If, as we expect, the cost of sequencing continues to fall over time, we cannot be sure that the demand for related products and services will increase at least proportionately as new applications are enabled or more sequencing is done in connection with existing applications. In the future, if demand for our products and services due to lower sequencing costs is less than we expect, our business, financial condition, and results of operations will be adversely affected.

If we do not successfully manage the development, manufacturing, and launch of new products or services, including product transitions, our financial results could be adversely affected.

We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, transition requirements, or programs with respect to newly-launched products (or products in development), which could adversely affect sales of our existing products.

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

We compete with third parties that design, manufacture, and market products and services for analysis of genetic variation and biological function and other applications using a wide range of technologies. In some cases, we compete for the resources our customers allocate for purchasing a wide range of sequencing and non-sequencing products used to analyze genetic variation and biological function, some of which are complementary or adjacent to our own but not directly competitive; in other cases, our products face direct competition as customers choose among sequencing and non-sequencing products that are designed to address the same use case or answer the same biological question. For example, complementary third-party sequencing technologies address use cases to which our products are not well suited. If we are unable to develop or acquire new technologies that address these complementary sequencing applications, our rate of growth and our ability to grow the overall market for sequencing could be adversely affected.

We anticipate that we will continue to face increased competition as existing companies develop new or improved products and as new companies enter the market with new technologies. One or more of our competitors may render one or more of our technologies obsolete or uneconomical. Some of our competitors have greater financial and personnel resources, broader product lines, more focused product lines, a more established customer base, more experience and broader reach in clinical markets, and more experience in research and development than we do. Furthermore, life sciences, clinical genomics, and pharmaceutical companies, which are our potential customers and strategic partners, could also develop competing products. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product; therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop or supply new products, our competitive position may suffer.

The market for clinical and diagnostic products, in particular, is currently limited and highly competitive, with several large companies having significant market share, intellectual property portfolios, and regulatory expertise. For example, the market for noninvasive prenatal testing is rapidly developing, and if our competitors are able to develop and commercialize products superior to or less expensive than ours or are able to obtain regulatory clearances before we do, our business could be adversely impacted. Established clinical and diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which could deter acceptance of our products. In addition, some of these companies have formed alliances with genomics companies that provide them access to genetic information that may be incorporated into their diagnostic tests, potentially creating a competitive advantage for them.

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

Our products incorporate complex, precision-manufactured mechanical parts, electrical components, optical components, and fluidics, as well as computer software and complex surface chemistry and reagents, any of which may contain or result in errors or failures, especially when first introduced. In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Defects or errors in our products may discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. Identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise, and increases the risk that similar problems could recur. Because our products are designed to be used to perform complex genomic analysis, we expect that our customers will have an increased sensitivity to such defects. If we do not meet applicable regulatory or quality standards, our products may be subject to recall, and, under certain circumstances, we may be required to notify applicable regulatory authorities about a recall. If our products are subject to recall or shipment holds, our reputation, business, financial condition, or results of operations could be adversely affected.

If we fail to maintain and successfully manage our strategic collaborations, our future results may be adversely impacted.

Strategic collaborations require significant management attention and operational resources. If we are unable to successfully manage or meet milestones related to our strategic collaborations, or if our partners do not perform as we expect, our future results may be adversely impacted. Furthermore, dependence on collaborative arrangements may also subject us to other risks, including:

•	we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;

•	we may disagree with our partners as to rights to intellectual property, the direction of research programs, or commercialization activities;

•	Our revenues may be lower than if we were to develop and commercialize such products ourselves;

•
a collaboration partner could develop and market a product that is competitive with either products developed under the collaboration or other of our products, either independently or in collaboration with others, including our competitors;

•	our partners could become unable or less willing to expend their resources in support of our collaboration;

•	collaborations could expose us to additional regulatory risks; and

•	we may be unsuccessful at managing multiple simultaneous collaborations.
Moreover, disagreements with a partner or former partner could develop, and any conflict with a partner or former partner could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing partners.

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

Even if our tests are reimbursed, third-party payors may withdraw their coverage policies, cancel their contracts with our customers at any time, review and adjust the rate of reimbursement, require co-payments from patients, or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our results of operations.

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

The timing and amount of revenues from customers that rely on government and academic research funding may vary significantly due to factors that can be difficult to forecast, and there is significant uncertainty concerning government and academic research funding worldwide. Funding for life science research can be volatile during periods of economic uncertainty. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as defense, entitlement programs, or general efforts to reduce budget deficits could be viewed by governments as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities, such as the U.S. National Institute of Health, or NIH. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forego purchases of our products, which could adversely affect our business, financial condition, or results of operations.

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

As part of our strategy to develop and identify new products, services, and technologies, we have made, and may continue to make, acquisitions of technologies, products, or businesses. Acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•	difficulties in integrating new operations, technologies, products, and personnel;

•	lack of synergies or the inability to realize expected synergies and cost-savings;

•	lengthy, expensive, and time and resource-intensive regulatory review processes, the outcomes of which can be unpredictable;

•	difficulties in managing geographically dispersed operations;

•	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the potential loss of key employees, customers, and strategic partners of acquired companies;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	the issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	diversion of management’s attention and company resources from existing operations of the business;

•	inconsistencies in standards, controls, procedures, and policies;

•	the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies; and

•	assumption of, or exposure to, known or unknown contingent liabilities or liabilities that are difficult to identify or accurately quantify.
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

We currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and the San Francisco Bay Area in California; Madison, Wisconsin; Cambridge, United Kingdom; and Singapore. These areas are subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage one of our facilities significantly or if other events, such as the outbreak of a serious infectious disease, were to cause our operations to fail or be significantly curtailed, we may be unable to manufacture our products, provide our services, or develop new products. In addition, if the capabilities of our suppliers and component manufacturers are limited or stopped, due to disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.

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

We periodically make strategic investments in various public and private companies with businesses or technologies that may complement our business. In addition, we periodically form companies that remain consolidated within our financial statements but receive substantial funding from third-party investors who are granted certain control and governance rights.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing and research facilities in Singapore and the United Kingdom. Shipments to customers outside the United States comprised 48%, 47%, and 45% of our total revenue in 2019, 2018, and 2017, respectively.

We are subject to the following risks and challenges associated with conducting business globally, particularly in emerging international markets, where we expect a growing proportion of our business to be located:

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

•
potential negative impact of a global health crisis, such as the outbreak of a serious infectious disease, to our commercial or manufacturing operations, including the loss of productivity from our own workforce and consequences of any restrictions on the movement of people or materials;

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

During 2019, nearly half of our international sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

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

Additionally, on June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the EU. Our business could be affected as the United Kingdom and the EU negotiate the United Kingdom’s exit from the EU and adopt and implement new trade agreements. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the EU, may adversely affect our operating results and our customers’ businesses.

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

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services, the effects of new product launches and related promotions, the timing and availability of our customers’ funding, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, and other unpredictable factors that may affect customer ordering patterns. In particular, collaboration agreements and large-scale government funded projects such as population genomic projects are the result of lengthy and complex negotiations, and the timing of revenue recognition in connection with these agreements and projects may be subject to significant uncertainty because of the long-term nature of development and collaboration projects, as well as sample availability for population genomics projects.

Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. While we anticipate future growth, there is some uncertainty as to the timing of revenue on a quarterly basis. This is because a substantial portion of our quarterly revenue is typically recognized in the last month of a quarter and because the pattern for revenue generation during that month is normally not linear, with a concentration of orders in the final weeks of the quarter. In light of that, our manufacturing and shipping operations may experience increased pressure and demand during the time period shortly before the end of a fiscal quarter; delays related to our manufacturing and shipping operations during this time period could delay the recognition of revenue.

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

As we continuously adjust our workflow and business practices and add additional functionality to our enterprise resource planning software and other software applications, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

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

Our products may be used to provide genetic information about humans, agricultural crops, other food sources, and other living organisms. The information obtained from our products could be used in a variety of applications, which may have underlying ethical, legal, and social concerns regarding privacy and the appropriate uses of the resulting information, including preimplantation genetic screening of embryos, prenatal genetic testing, genetic engineering or modification of agricultural products, or testing genetic predisposition for certain medical conditions, particularly for those that have no known cure. Our customers’ implementation of our products to provide their own products and services may raise such concerns and affect our own reputation. U.S. and international governmental authorities could, for social or other purposes, call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests, even if permissible. These and other ethical, legal, and social concerns about genetic testing may limit market acceptance of our technology for certain applications or reduce the potential markets for our technology, either of which could have an adverse effect on our business, financial condition, or results of operations.

Conversion of our outstanding convertible notes may result in losses.

As of December 29, 2019, we had $517 million aggregate principal amount of convertible notes due 2021 and $750 million aggregate principle amount of convertible notes due 2023 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 3.5% with respect to convertible notes due 2021 and 3.7% with respect to convertible notes due 2023. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

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

LEGAL PROCEEDINGS

See discussion of legal proceedings in note “8. Legal Proceedings” within the Consolidated Financial Statements section of this report, which is incorporated by reference herein.

SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for each of our last five fiscal years. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Consolidated Financial Statements section of this report.

Statement of Income Data

	Years Ended
(In millions, except per share data)	December 29, 2019 (52 weeks)	December 30, 2018 (52 weeks)	December 31, 2017 (52 weeks)	January 1, 2017 (52 weeks)	January 3, 2016 (53 weeks)
Total revenue	$3,543	$3,333	$2,752	$2,398	$2,220
Income from operations	$985	$883	$606	$587	$613
Consolidated net income	$990	$782	$678	$428	$458
Net income attributable to Illumina stockholders	$1,002	$826	$726	$463	$462
Net income attributable to Illumina stockholders for earnings per share	$1,002	$826	$725	$454	$462
Earnings per share attributable to Illumina stockholders:
Basic	$6.81	$5.63	$4.96	$3.09	$3.19
Diluted	$6.74	$5.56	$4.92	$3.07	$3.10
Shares used in computing earnings per share:
Basic	147	147	146	147	145
Diluted	149	149	148	148	149
Certain amounts may not recalculate using the rounded amounts provided.

Balance Sheet Data

	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
In millions
Cash, cash equivalents and short-term investments	$3,414	$3,512	$2,145	$1,559	$1,386
Total assets	$7,316	$6,959	$5,257	$4,281	$3,688
Short-term debt	—	$1,107	$10	$2	$75
Long-term debt	$1,141	$890	$1,182	$1,056	$1,016
Redeemable noncontrolling interests	—	$61	$220	$44	$33
Total stockholders’ equity	$4,613	$3,845	$2,749	$2,270	$1,849

MARKET INFORMATION

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “ILMN” since July 28, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the fiscal periods indicated, the quarterly high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market.

	2019		2018
	High	Low	High	Low
First Quarter	$322.32	$268.62	$256.64	$207.51
Second Quarter	$369.00	$300.35	$293.15	$225.82
Third Quarter	$380.76	$263.30	$372.61	$274.66
Fourth Quarter	$336.63	$279.76	$371.91	$271.00

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on December 28, 2014 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, NASDAQ Composite Index,
NASDAQ Biotechnology Index, and S&P 500 Index
Holders

As of February 7, 2020, we had 128 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. The indentures for our convertible senior notes due in 2021 and 2023, which are convertible into cash and, in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

On February 6, 2019, our Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $550 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Shares repurchased in open-market transactions pursuant to this program during 2019 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
First Quarter	210	$297.38	210	$487,500
Second Quarter	—	—	—	$487,500
Third Quarter	687	$289.47	687	$288,756
Fourth Quarter (1)	208	$300.03	208	$226,200
Total	1,105	$292.97	1,105	$226,200

(1) Repurchases during the fourth quarter of 2019 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 30, 2019 - October 27, 2019	—	—	—	$288,756
October 28, 2019 - November 24, 2019	208	$300.03	208	$226,200
November 25, 2019 - December 29, 2019	—	—	—	$226,200
Total	208	$300.03	208	$226,200

Sales of Unregistered Securities

There were no sales of unregistered securities in 2019.

MANAGEMENT’S DISCUSSION & ANALYSIS

Our Management’s Discussion and Analysis (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying consolidated financial statements and notes. This MD&A is organized as follows:

•	Management’s Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•	Results of Operations. Detailed discussion of our revenues and expenses.

•	Liquidity and Capital Resources. Discussion of key aspects of our consolidated statements of cash flows, changes in our financial position, and our financial commitments.

•	Contractual Obligations. Tabular disclosure of known contractual obligations as of December 29, 2019.

•	Critical Accounting Policies and Estimates. Discussion of significant changes we believe are important to understanding the assumptions and judgments underlying our consolidated financial statements.

•	Quantitative and Qualitative Disclosure about Market Risk. Discussion of our financial instruments’ exposure to market risk.

•	Recent Accounting Pronouncements. Summary of recent accounting pronouncements applicable to our consolidated financial statements.

•	Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Our discussion of our results of operations, financial condition, and cash flow for 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-K for the fiscal year ended 2017.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” preceding the Business & Market Overview section of this report for additional factors relating to such statements. See “Risk Factors” within the Business & Market Information section of this report for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods.

MANAGEMENT’S OVERVIEW AND OUTLOOK

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

About Illumina

We have one reportable segment, Core Illumina, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Helix. Prior to the deconsolidation of GRAIL on February 28, 2017, our Consolidated VIEs reportable segment included the combined operations of Helix and GRAIL. For information on Helix and GRAIL, refer to note “3. Investments and Fair Value Measurements” and note “11. Segments and Geographic Data” within the Consolidated Financial Statements section of this report.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section of this report, and the other transactions, events, and trends discussed in “Risk Factors” within the Business & Market Information section of this report.

Financial Overview

Consolidated financial highlights include the following:

•
Revenue increased 6% in 2019 to $3.5 billion compared to $3.3 billion in 2018 primarily due to increased sequencing consumables revenue and revenue from development and licensing agreements, partially offset by a decline in microarray revenue due to weakness in the direct-to-consumer (DTC) market. We expect our revenue to continue to increase in 2020, although we anticipate ongoing weakness in the DTC market. We are continuing to monitor and assess the effects of the coronavirus outbreak on our commercial and manufacturing operations, including any impact on our revenue in 2020.

•
Gross profit as a percentage of revenue (gross margin) was 69.6% in 2019 compared to 69.0% in 2018. The gross margin increase was driven primarily by an increase in revenue from development and licensing agreements as well as an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, partially offset by lower average selling prices on instruments and consumables and lower volumes in our service business.  Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue increased to 27.8% in 2019 compared to 26.5% in 2018 primarily due to increased revenue, improved gross margins, and a decrease in operating expenses as a percentage of revenue. We expect our operating expenses to continue to grow on an absolute basis in 2020.

•
Our effective tax rate was 11.4% and 12.5% in 2019 and 2018, respectively. In 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to uncertain tax positions, and tax benefits related to share-based compensation.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in “Risk Factors” within the Business & Market Information section of this report. As a result of the U.S. Court of Appeals for the Ninth Circuit decision on June 7, 2019 to overturn a U.S. Tax Court opinion provided in Q3 2015 that stock compensation should be excluded from cost sharing charges, we anticipate our effective tax rate may be adversely impacted. The final resolution of this case is uncertain, but if it is determined that the outcome of this decision is more likely than not, a discrete tax expense of up to $30 million could be recorded. Excluding this item, we anticipate that our future effective tax rate will remain lower than the

U.S. federal statutory tax rate of 21% due to the portion of our earnings that will be subject to lower statutory tax rates.

•	We ended 2019 with cash, cash equivalents, and short-term investments totaling $3.4 billion, of which approximately $547 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth audited consolidated statement of operations data for 2019, 2018, and 2017, stated as a percentage of total revenue.

	2019	2018	2017
Revenue:
Product revenue	82.7%	82.5%	83.2%
Service and other revenue	17.3	17.5	16.8
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	22.6	22.1	24.7
Cost of service and other revenue	6.8	7.8	7.6
Amortization of acquired intangible assets	1.0	1.1	1.3
Total cost of revenue	30.4	31.0	33.6
Gross profit	69.6	69.0	66.4
Operating expense:
Research and development	18.3	18.7	19.8
Selling, general and administrative	23.5	23.8	24.6
Total operating expense	41.8	42.5	44.4
Income from operations	27.8	26.5	22.0
Other income (expense):
Interest income	2.1	1.3	0.7
Interest expense	(1.5)	(1.7)	(1.3)
Other income, net	3.2	0.7	16.5
Total other income, net	3.8	0.3	15.9
Income before income taxes	31.6	26.8	37.9
Provision for income taxes	3.6	3.3	13.3
Consolidated net income	28.0	23.5	24.6
Add: Net loss attributable to noncontrolling interests	0.3	1.3	1.8
Net income attributable to Illumina stockholders	28.3%	24.8%	26.4%
Percentages may not recalculate due to rounding.

Revenue

	2019 - 2018				2018 - 2017
(Dollars in millions)	2019	2018	Change	% Change	2017	Change	% Change
Consumables	$2,392	$2,177	$215	10%	$1,771	$406	23%
Instruments	537	572	(35)	(6)	518	54	10
Total product revenue	2,929	2,749	180	7	2,289	460	20
Service and other revenue	614	584	30	5	463	121	26
Total revenue	$3,543	$3,333	$210	6%	$2,752	$581	21%

Service and other revenue consists primarily of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements. Total revenue primarily relates to Core Illumina for all periods presented.

2019 Compared to 2018

The increase in consumables revenue in 2019 was driven by a $251 million increase in sequencing consumables revenue, primarily due to growth in the instrument installed base. The increase in sequencing consumables revenue was partially offset by a decrease in microarray consumables revenue, primarily due to ongoing weakness in the direct-to-consumer (DTC) market. Instruments revenue decreased in 2019 primarily due to a lower average selling price for our NovaSeq instrument compared to its historic range as well as fewer shipments of our microarray instruments. These decreases were partially offset by increased shipments of our NextSeq instruments in 2019. Service and other revenue increased in 2019 primarily due to increased revenue from development and licensing agreements, partially offset by decreased revenue from sequencing and genotyping services.

2018 Compared to 2017

The increase in consumables revenue in 2018 was primarily due to a $340 million increase in sequencing consumables revenue driven primarily by growth in the instrument installed base. Instruments revenue increased in 2018 primarily due to a $48 million increase in sequencing instruments revenue driven by increased shipments of our NovaSeq and NextSeq instruments, partially offset by fewer shipments of our HiSeq instrument. Service and other revenue increased in 2018 as a result of increased revenue from sequencing services, development agreements, and genotyping services.

Gross Margin

	2019 - 2018				2018 - 2017
(Dollars in millions)	2019	2018	Change	% Change	2017	Change	% Change
Gross profit	$2,467	$2,300	$167	7%	$1,826	$474	26%
Gross margin	69.6%	69.0%			66.4%

2019 Compared to 2018

The gross margin increase in 2019 was driven primarily by an increase in revenue from development and licensing agreements as well as an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, partially offset by lower average selling prices on instruments and consumables and lower volumes in our service business.

2018 Compared to 2017

The gross margin increase in 2018 was driven primarily by an increase in consumables as a percentage of total revenue, which generate higher gross margins, and an $18 million impairment of an acquired intangible asset and inventory reserves related to product transitions that were recorded in 2017.

Operating Expense

	2019 - 2018				2018 - 2017
(Dollars in millions)	2019	2018	Change	% Change	2017	Change	% Change
Research and development	$647	$623	$24	4%	$546	$77	14%
Selling, general and administrative	835	794	41	5	674	120	18
Total operating expense	$1,482	$1,417	$65	5%	$1,220	$197	16%

2019 Compared to 2018

Core Illumina R&D expense increased by $43 million, or 7%, primarily due to increased headcount, as we continue to invest in the research and development of new products and enhancements to existing products, partially offset by a decrease in performance-based compensation.  Helix R&D expense decreased by $19 million, primarily due to its deconsolidation on April 25, 2019.

Core Illumina SG&A expense increased by $73 million, or 10%, primarily due to increased headcount and investments in facilities to support the continued growth and scale of our operations, and $43 million in expenses related to the Pacific Biosciences acquisition, which was terminated on January 2, 2020, partially offset by a decrease in performance-based compensation. Helix SG&A expense decreased by $32 million, primarily due to its deconsolidation on April 25, 2019.

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

Other Income, Net

	2019 - 2018				2018 - 2017
(Dollars in millions)	2019	2018	Change	% Change	2017	Change	% Change
Interest income	$75	$44	$31	70%	$19	$25	132%
Interest expense	(52)	(57)	5	(9)	(37)	(20)	54
Other income, net	110	24	86	358	455	(431)	(95)
Total other income, net	$133	$11	$122	1,109%	$437	$(426)	(97)%

Other income, net primarily relates to Core Illumina for all periods presented.

2019 Compared to 2018

Interest income increased in 2019 compared to 2018 as a result of higher cash and cash-equivalent balances and yields on our short-term debt securities. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in other income, net, in 2019, was primarily due to mark-to-market adjustments on our strategic investments in marketable equity securities. Additionally, in 2019, we recorded a $39 million gain related to the deconsolidation of Helix and a $15 million gain from the settlement of a contingency related to the deconsolidation of GRAIL in 2017.

2018 Compared to 2017

Interest income increased in 2018 compared to 2017 as a result of higher yields on our short-term debt securities and higher cash and cash-equivalent balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes and interest recorded on our financing obligations related to our build-to-suit properties. Other income, net, in 2018, consisted primarily of mark-to-market adjustments and impairments from our strategic investments. Other income, net decreased in 2018 primarily due to a $453 million gain recorded on the deconsolidation of GRAIL in 2017.

Provision for Income Taxes

	2019 - 2018				2018 - 2017
(Dollars in millions)	2019	2018	Change	% Change	2017	Change	% Change
Income before income taxes	$1,118	$894	$224	25%	$1,043	$(149)	(14)%
Provision for income taxes	128	112	16	14	365	(253)	(69)
Consolidated net income	$990	$782	$208	27%	$678	$104	15%
Effective tax rate	11.4%	12.5%			35.0%

2019 Compared to 2018

In 2019, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to uncertain tax positions, and tax benefits related to share-based compensation. In 2018, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation, offset partially by the $11 million tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform.

2018 Compared to 2017

In 2018, the U.S. federal statutory rate was reduced from 35% to 21%. In 2018, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation, offset partially by the $11 million tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform. In 2017, the effective tax rate was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates from the U.S. federal statutory rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation. Such impacts were offset primarily by the provisional estimated impact of U.S. Tax Reform of $150 million. The impact of U.S. Tax Reform primarily represented our provisional estimate of the one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the impact of revaluing our U.S. deferred tax assets and liabilities based on the statutory rates at which they are expected to be recognized in the future, which for federal purposes was reduced from 35% to 21%.

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2019, we had approximately $2.0 billion in cash and cash equivalents, of which approximately $547 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $898 million from last year due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest the historical earnings of our foreign subsidiaries generated prior to 2017. As of December 29, 2019, we asserted that $331 million of foreign earnings would not be indefinitely reinvested.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of December 29, 2019, we had $1.4 billion in short-term investments. Our short-term investments are predominantly comprised of marketable securities consisting of U.S government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

Our 2019 Notes matured on June 15, 2019, by which time the $633 million in principal had been converted and was paid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock. Our convertible senior notes due in 2021 and 2023 were not convertible as of December 29, 2019.

We made cash payments to Pacific Biosciences of California, Inc. (PacBio) totaling $18 million in 2019. Pursuant to the Termination Agreement, we made a cash payment to PacBio of $98 million on January 2, 2020, which represented the Reverse Termination Fee (as defined in the Merger Agreement). Additionally, we made cash payments of $6 million and $22 million on January 2, 2020 and February 3, 2020, respectively, and will make a cash payment of $6 million on or before March 2, 2020. These payments totaling $34 million, along with the $18 million of payments made in the fourth quarter of 2019, are collectively referred to as the Continuation Advances. See note “4. Intangible Assets, Goodwill, and Acquisitions” in the Consolidated Financial Statements section of this report for additional details.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities, are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:

•	support of commercialization efforts related to our current and future products;

•	acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;

•	the continued advancement of research and development efforts;

•	potential strategic acquisitions and investments;

•	potential repayment of debt obligations;

•	the expansion needs of our facilities, including costs of leasing and building out additional facilities; and

•	repurchases of our outstanding common stock.
Authorizations to repurchase $226 million of our common stock remained available as of December 29, 2019. On February 5, 2020, our Board of Directors authorized a new share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

We had $51 million and up to $160 million, respectively, remaining in our capital commitments to two venture capital investment funds as of December 29, 2019, that are callable through April 2026 and July 2029, respectively.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

(In millions)	2019	2018	2017
Net cash provided by operating activities	$1,051	$1,142	$875
Net cash provided by (used in) investing activities	745	(1,813)	(214)
Net cash (used in) provided by financing activities	(897)	594	(176)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)	5
Net increase (decrease) in cash and cash equivalents	$898	$(81)	$490

Operating Activities

Net cash provided by operating activities in 2019 primarily consisted of net income of $990 million plus net adjustments of $255 million, partially offset by net changes in operating assets and liabilities of $194 million. The primary non-cash adjustments to net income included share-based compensation of $194 million, depreciation and amortization expenses of $188 million, accretion of debt discount of $46 million, deferred income taxes of $11 million, and loss on Continuation Advances of $8 million, partially offset by payment of the accreted debt discount related to our 2019 Notes of $84 million, gains on deconsolidation of $54 million, and unrealized gains on marketable equity securities of $53 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in accounts receivable, other assets, and prepaid expenses and decreases in accrued liabilities, accounts payable, and other long-term liabilities, partially offset by a decrease in inventory.

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

Investing Activities

Net cash provided by investing activities totaled $745 million in 2019. We purchased $1,010 million of available-for-sale securities and $2,016 million of our available-for-sale securities matured or were sold during the period. We received $15 million in proceeds from the settlement of a contingency related to the deconsolidation of GRAIL in 2017. We invested $209 million in capital expenditures, primarily associated with our investment in facilities and paid $20 million for strategic investments and $18 million to PacBio for Continuation Advances. We removed $29 million in cash from our balance sheet as a result of the deconsolidation of Helix.

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

Financing Activities

Net cash used in financing activities totaled $897 million in 2019. We used $550 million to repay financing obligations primarily related to our 2019 Notes, $324 million to repurchase our common stock, and $82 million to pay taxes related to net share settlement of equity awards. We received $59 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of December 29, 2019, aggregated by type:

	Payments Due by Period(1)
		Less Than			More Than
In millions	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$1,271	$2	$519	$750	$—
Operating lease liabilities(3)	970	77	168	171	554
U.S. Tax Reform transition tax(4)	87	—	17	70	—
Amounts due under executive deferred compensation plan	46	46	—	—	—
Total	$2,374	$125	$704	$991	$554
_______________________________________

(1)
The table excludes $79 million of uncertain tax positions and $211 million of capital commitments for our venture capital investment funds, as the timing and amounts of settlement remained uncertain as of December 29, 2019. This table also excludes payments totaling $132 million due to PacBio associated with the termination of the merger agreement on January 2, 2020. See note “9. Income Taxes,” note “7. Supplemental Balance Sheet Details,” and note “3. Intangible Assets, Goodwill, and Acquisitions” in the Consolidated Financial Statements section of this report for additional information.

(2)
Debt obligations include the principal amount of our convertible senior notes due 2021 and 2023, as well as interest payments to be made under the notes. Although these notes mature in 2021 and 2023, respectively, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “5. Debt and Other Commitments” in the Consolidated Financial Statements section of this report for further discussion.

(3)	Operating lease liabilities exclude $44 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our consolidated financial statements could have been materially different from those presented. Members of our senior management have discussed the development and selection of our critical accounting policies and estimates, and our disclosure regarding them, with the audit committee of our board of directors. Our accounting policies are more fully described in note “1. Organization and Significant Accounting Policies” in the Consolidated Financial Statements section of this report.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 60 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development and licensing agreements generally includes upfront and periodic licensing fees, contract research and development services, or payments for development and regulatory milestones. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.

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

Investments

We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and equity securities. As of December 29, 2019, we had $1.4 billion in short-term investments. We classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

As discussed in note “3. Investments and Fair Value Measurements” in the Consolidated Financial Statements section of this report, almost half of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statement of financial positions.

Inventory Valuation

Inventory is stated at lower of cost or net realizable value. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. We record write-downs of inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We make assumptions about future demand, market conditions, and the release of new products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on estimated fair value. Share-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the awards. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant. The determination of fair value of performance stock units awards requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of income. At each reported period, we reassess the probability of the achievement of corporate performance goals to estimate the amount of shares to be released. Any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In June 2014, we issued $517 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes). In August 2018, we issued $750 million aggregate principal amount of 0% convertible senior notes due 2023 (2023 Notes). At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rates for the 2021 and 2023 Notes were 3.5% and 3.7%, respectively. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of each of the 2021 and 2023 Notes would result in losses of approximately $2 million and $3 million, respectively.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, and British pound. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income.

We use forward exchange contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. We primarily use forward exchange contracts to hedge foreign currency exposures, and they generally have terms of one month or less. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these monetary assets and liabilities are also included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of December 29, 2019, the total notional amounts of outstanding forward contracts in place for foreign currency purchases was $252 million.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see note “1. Organization and Significant Accounting Policies” within the Consolidated Financial Statements section of this report, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 29, 2019, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Illumina, Inc. (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12, effective January 1, 2018.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Inventory
Description of the Matter
The Company's inventories totaled $359 million as of December 29, 2019. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of inventory each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value if those balances are determined to be less than cost.
Auditing management's estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including product life cycles, quality issues, historical experience, and usage forecasts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the design and operating effectiveness of internal controls over the Company's excess and obsolete inventory valuation process, including management's assessment of the assumptions stated above and data underlying the excess and obsolete inventory valuation.
Our audit procedures included, among others, evaluating the significant assumptions stated above and the accuracy and completeness of the underlying data management used to value excess and obsolete inventory. We compared the balance of on-hand inventories to usage forecasts and historical usage and evaluated adjustments to forecasted usage for specific product considerations, such as new product introductions, technological changes or alternative uses. We also assessed the historical accuracy of management's estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1998.

San Diego, California
February 10, 2020

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,042	$1,144
Short-term investments	1,372	2,368
Accounts receivable, net	573	514
Inventory	359	386
Prepaid expenses and other current assets	105	78
Total current assets	4,451	4,490
Property and equipment, net	889	1,075
Operating lease right-of-use assets	555	—
Goodwill	824	831
Intangible assets, net	145	185
Deferred tax assets, net	64	70
Other assets	388	308
Total assets	$7,316	$6,959
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149	$184
Accrued liabilities	516	513
Long-term debt, current portion	—	1,107
Total current liabilities	665	1,804
Operating lease liabilities	695	—
Long-term debt	1,141	890
Other long-term liabilities	202	359
Commitments and contingencies
Redeemable noncontrolling interests	—	61
Stockholders’ equity:
Preferred stock, $0.01 par value, 10 million shares authorized; no shares issued and outstanding at December 29, 2019 and December 30, 2018	—	—
Common stock, $0.01 par value, 320 million shares authorized; 194 million shares issued and 147 million outstanding at December 29, 2019; 192 million shares issued and 147 million outstanding at December 30, 2018	2	2
Additional paid-in capital	3,560	3,290
Accumulated other comprehensive income (loss)	5	(1)
Retained earnings	4,067	3,083
Treasury stock, 47 million shares and 45 million shares at cost at December 29, 2019 and December 30, 2018, respectively	(3,021)	(2,616)
Total Illumina stockholders’ equity	4,613	3,758
Noncontrolling interests	—	87
Total stockholders’ equity	4,613	3,845
Total liabilities and stockholders’ equity	$7,316	$6,959

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenue:
Product revenue	$2,929	$2,749	$2,289
Service and other revenue	614	584	463
Total revenue	3,543	3,333	2,752
Cost of revenue:
Cost of product revenue	802	738	679
Cost of service and other revenue	240	260	208
Amortization of acquired intangible assets	34	35	39
Total cost of revenue	1,076	1,033	926
Gross profit	2,467	2,300	1,826
Operating expense:
Research and development	647	623	546
Selling, general and administrative	835	794	674
Total operating expense	1,482	1,417	1,220
Income from operations	985	883	606
Other income (expense):
Interest income	75	44	19
Interest expense	(52)	(57)	(37)
Other income, net	110	24	455
Total other income, net	133	11	437
Income before income taxes	1,118	894	1,043
Provision for income taxes	128	112	365
Consolidated net income	990	782	678
Add: Net loss attributable to noncontrolling interests	12	44	48
Net income attributable to Illumina stockholders	$1,002	$826	$726
Net income attributable to Illumina stockholders for earnings per share	$1,002	$826	$725
Earnings per share attributable to Illumina stockholders:
Basic	$6.81	$5.63	$4.96
Diluted	$6.74	$5.56	$4.92
Shares used in computing earnings per share:
Basic	147	147	146
Diluted	149	149	148

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Consolidated net income	$990	$782	$678
Unrealized gain on available-for-sale debt securities, net of deferred tax	6	—	—
Total consolidated comprehensive income	996	782	678
Add: Comprehensive loss attributable to noncontrolling interests	12	44	48
Comprehensive income attributable to Illumina stockholders	$1,008	$826	$726
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of January 1, 2017	189	$2	$2,733	$(1)	$1,485	(43)	$(2,022)	$73	$2,270
Net income (loss)	—	—	—	—	726	—	—	(7)	719
Issuance of common stock, net of repurchases	2	—	71	—	—	(1)	(319)	—	(248)
Share-based compensation	—	—	164	—	—	—	—	—	164
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(136)	—	—	—	—	—	(136)
Vesting of redeemable equity awards	—	—	(13)	—	—	—	—	—	(13)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	3	—	45	—	—	—	48
Deconsolidation of GRAIL	—	—	11	—	—	—	—	(66)	(55)
Balance as of December 31, 2017	191	2	2,833	(1)	2,256	(44)	(2,341)	—	2,749
Net income (loss)	—	—	—	—	826	—	—	(10)	816
Issuance of common stock, net of repurchases	1	—	46	—	—	(1)	(275)	—	(229)
Share-based compensation	—	—	193	—	—	—	—	—	193
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	127	—	—	—	—	—	127
Vesting of redeemable equity awards	—	—	(2)	—	—	—	—	—	(2)
Issuance of subsidiary shares	—	—	—	—	—	—	—	5	5
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	92	92
Issuance of convertible senior notes, net of tax impact	—	—	93	—	—	—	—	—	93
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	1	—	—	—	1
Balance as of December 30, 2018	192	2	3,290	(1)	3,083	(45)	(2,616)	87	3,845
Net income (loss)	—	—	—	—	1,002	—	—	(3)	999
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	6	—	—	—	—	6
Issuance of common stock, net of repurchases	2	—	59	—	—	(2)	(405)	—	(346)
Share-based compensation	—	—	194	—	—	—	—	—	194
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	16	—	—	—	—	—	16
Deconsolidation of Helix	—	—	2	—	—	—	—	(84)	(82)
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Balance as of December 29, 2019	194	$2	$3,560	$5	$4,067	(47)	$(3,021)	$—	$4,613

See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Consolidated net income	$990	$782	$678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	151	140	110
Amortization of intangible assets	37	39	46
Share-based compensation expense	194	193	164
Accretion of debt discount	46	41	30
Deferred income taxes	11	(18)	81
Payment of accreted debt discount	(84)	—	—
Unrealized gains on marketable equity securities	(53)	(21)	—
Gains on deconsolidation	(54)	—	(453)
Loss on Continuation Advances	8	—	—
Impairment of intangible assets	—	—	23
Other	(1)	4	1
Changes in operating assets and liabilities:
Accounts receivable	(58)	(105)	(26)
Inventory	25	(53)	(33)
Prepaid expenses and other current assets	(14)	5	8
Operating lease right-of-use assets and liabilities, net	(5)	—	—
Other assets	(30)	(9)	(5)
Accounts payable	(35)	45	10
Accrued liabilities	(44)	103	81
Other long-term liabilities	(33)	(4)	160
Net cash provided by operating activities	1,051	1,142	875
Cash flows from investing activities:
Maturities of available-for-sale securities	1,387	860	321
Purchases of available-for-sale securities	(1,010)	(2,859)	(742)
Sales of available-for-sale securities	629	597	322
Purchases of property and equipment	(209)	(296)	(310)
Net purchases of strategic investments	(20)	(15)	(29)
Cash paid for Continuation Advances	(18)	—	—
Deconsolidation of Helix and GRAIL cash	(29)	—	(52)
Proceeds from the deconsolidation of GRAIL	15	—	278
Net cash paid for acquisitions	—	(100)	—
Cash paid for intangible assets	—	—	(2)
Net cash provided by (used in) investing activities	745	(1,813)	(214)
Cash flows from financing activities:
Payments on financing obligations	(550)	(4)	(9)
Net proceeds from issuance of debt	—	735	5
Common stock repurchases	(324)	(201)	(251)
Proceeds from issuance of common stock	59	46	71
Taxes paid related to net share settlement of equity awards	(82)	(74)	(68)
Contributions from noncontrolling interest owners	—	92	79
Payments on acquisition-related contingent consideration liability	—	—	(3)
Net cash (used in) provided by financing activities	(897)	594	(176)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)	5
Net increase (decrease) in cash and cash equivalents	898	(81)	490
Cash and cash equivalents at beginning of year	1,144	1,225	735
Cash and cash equivalents at end of year	$2,042	$1,144	$1,225
Supplemental cash flow information:
Cash paid for income taxes	$164	$99	$149
Cash paid for operating lease liabilities	$84	$—	$—
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to “Illumina,” “we,” “us,” the “Company,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

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

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include our accounts, our wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Variable Interest Entities (VIEs)

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. See note “3. Investments and Fair Value Measurements” for further details.

Use of Estimates

The preparation of the consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2019, 2018, and 2017 refer to fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively, all of which were 52 weeks.

Functional Currency

The U.S. dollar is the functional currency of our international operations. We re-measure foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and record the net gains or losses resulting from re-measurement in other income, net in the consolidated statements of income.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Risk

Customers

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

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. Shipments to customers outside the United States comprised 48%, 47%, and 45% of total revenue in 2019, 2018, and 2017, respectively. Customers outside the United States represented 53% and 44% of our gross trade accounts receivable balance as of December 29, 2019 and December 30, 2018, respectively.

We had no customers that provided more than 10% of total revenue in 2019, 2018, and 2017. We perform regular reviews of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Historically, we have not experienced significant credit losses from accounts receivable.

Financial Instruments

We are also subject to risks related to our financial instruments, including cash and cash equivalents, investments, and accounts receivable. Most of our cash and cash equivalents as of December 29, 2019 were deposited with U.S. financial institutions, either domestically or with their foreign branches. Our investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Clearwater Analytics (Industry Sector Report), to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities, U.S. government-sponsored entities, U.S. Treasury securities, and money market funds. Historically, we have not experienced significant credit losses from financial instruments.

Suppliers

We require customized products and components that currently are available from a limited number of sources. We source certain key products and components included in our products from single vendors.

Segments

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

Accounting Pronouncements Adopted in 2019

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We elected the available package of practical expedients upon adoption, which allowed us to carry forward our historical assessment of whether existing agreements contained a lease and the classification of our existing operating leases. We continue to report our financial position as of December 30, 2018 under the former lease accounting standard (Topic 840) in our consolidated balance sheet.
The following table summarizes the impact of Topic 842 on our consolidated balance sheet upon adoption on December 31, 2018:

	December 31, 2018
In millions	Pre-adoption	Adoption Impact	Post-adoption
ASSETS
Prepaid expenses and other current assets	$78	$(8)	$70
Property and equipment, net	1,075	(241)	834
Operating lease right-of-use assets	—	579	579
Deferred tax assets, net	70	6	76
Total assets	$1,223	$336	$1,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$513	$36	$549
Operating lease liabilities	—	722	722
Long-term debt	1,107	(269)	838
Other long-term liabilities	359	(135)	224
Retained earnings	3,083	(18)	3,065
Total liabilities and stockholders’ equity	$5,062	$336	$5,398

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

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services. We adopted Topic 606 using the modified retrospective transition method. The cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the consolidated financial statements in 2018 due to the adoption of Topic 606.

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

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which aims to simplify the accounting for share-based payment transactions, including accounting for income taxes, classification

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the statement of cash flows, accounting for forfeitures, and classification of awards as either liabilities or equity. This ASU was effective for us beginning in the first quarter of 2017. This new standard increased the volatility of net income by requiring excess tax benefits from share-based payment arrangements to be classified as discrete items within the provision for income taxes, rather than recognizing excess tax benefits in additional paid-in capital. Upon adoption in the first quarter of 2017, we recorded $45 million, net, to retained earnings, primarily related to unrealized tax benefits associated with share-based compensation. As a result of the adoption of this new standard, we made an accounting policy election to recognize forfeitures as they occur and no longer estimate expected forfeitures. In addition, ASU 2016-09 requires that excess income tax benefits from share-based compensation arrangements be classified as cash flow from operations, rather than cash flow from financing activities. We elected to apply the cash flow classification guidance retrospectively.

Accounting Pronouncements Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. We will adopt the standard on its effective date in the first quarter of 2020, using a modified retrospective approach.  We currently do not expect the adoption to have a material impact on our consolidated financial statements.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 60 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from genotyping and sequencing services is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development and licensing agreements generally includes upfront and periodic licensing fees, contract research and development services, or payments for development and regulatory milestones. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers by us. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Up to April 25, 2019 and February 28, 2017, the date of the Helix and GRAIL deconsolidations, respectively, per-share losses of Helix and GRAIL were included in the consolidated basic and diluted earnings per share computations based on our share of the entities’ securities.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	Years Ended
In millions	December 29, 2019	December 30, 2018	December 31, 2017
Weighted average shares outstanding	147	147	146
Effect of potentially dilutive common shares from:
Equity awards	1	1	2
Convertible senior notes	1	1	—
Weighted average shares used in calculating diluted earnings per share	149	149	148

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

Cash Equivalents and Debt Securities

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase.

We hold debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities. We have the ability, if necessary, to liquidate any of our short-term debt securities to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying consolidated balance sheets. We classify short-term debt investments as available-for-sale at the time of purchase and evaluate such classification as of each balance sheet date. All short-term debt investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale debt securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. We evaluate our debt investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the securities will be sold before the recovery of their cost basis. Realized gains, losses, and declines in value judged to be other than temporary are determined based on the specific identification method and are recorded in interest income in the consolidated statements of income.

Equity Securities and Investments

We have strategic investments in privately-held companies (non-marketable equity securities) and companies that have completed initial public offerings (marketable equity securities). Our marketable equity securities are measured at fair value. Our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Equity investments are classified as current or noncurrent based on the nature of the securities and their availability for use in current operations. Unrealized gains and losses for equity investments are recorded in other income, net in the consolidated statements of income.

Our equity investments are assessed for impairment quarterly. Impairment losses, equal to the difference between the carrying value and the fair value of the investment, are recorded in other income, net.

We use the equity method to account for investments through which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded in other assets, and our share of net income or loss is recognized on a one quarter lag in other income, net.

Revenue recognized from transactions with our strategic investees was $71 million, $143 million, and $127 million in 2019, 2018, and 2017, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest-bearing. Receivables are considered past due based on the contractual payment terms. We reserve specific receivables if collectibility is no longer probable. We also reserve a percentage of our trade receivable balance based on collection history and current economic trends that might impact the level of future credit losses. These reserves are re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve.

Inventory

Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory includes raw materials and finished goods that may be used in the research and development process, and such items are expensed as consumed or capitalized as property and equipment and depreciated. Inventory write-downs for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, quality issues, historical experience, and usage forecasts.

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

The estimated useful lives of the major classes of property and equipment are generally as follows:

Estimated Useful Lives
Buildings and leasehold improvements	4 to 20 years
Machinery and equipment	3 to 5 years
Computer hardware and software	3 to 9 years
Furniture and fixtures	7 years

Leases

We lease approximately 2.5 million square feet of office, lab, manufacturing, and distribution facilities under various non-cancellable operating lease agreements (real estate leases). Our real estate leases have remaining lease terms of approximately 1 to 19 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from approximately 6 months to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. We do not have any material financing leases.

Operating lease right-of-use assets and liabilities on our consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components; therefore, fixed payments for common-area-maintenance and administrative services are included in our operating lease right-of-use assets and liabilities. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable. Operating lease costs consist primarily of the fixed lease payments included in our operating lease liabilities and are recorded on a straight-line basis over the lease terms. We sublease certain real estate to third parties and this sublease income is also recorded on a straight-line basis.

Goodwill, Intangible Assets and Other Long-Lived Assets

Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives

We are exposed to foreign exchange rate risks in the normal course of business. We enter into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other current assets or accrued liabilities and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities.

As of December 29, 2019, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, and British pound. As of December 29, 2019 and December 30, 2018, the total notional amounts of outstanding forward contracts in place for foreign currency purchases was $252 million and $122 million, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units (RSU) and performance stock units (PSU) are both considered restricted stock. The fair value of restricted stock is determined by the closing market price of our common stock on the date of grant. Share-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the awards. PSU represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment.

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

Forfeitures are accounted for, as incurred, as a reversal of share-based compensation expense related to awards that will not vest.

Shipping and Handling Expenses

Shipping and handling expenses are included in cost of product revenue.

Research and Development

Research and development expenses include personnel expenses, contractor fees, facilities-related costs, material costs, and license fees. Expenditures relating to research and development are expensed in the period incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $28 million, $38 million, and $30 million in 2019, 2018, and 2017, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of a tax position is recognized in the consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

2. REVENUE

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

Revenue by Source

	2019			2018			2017
in millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,075	$317	$2,392	$1,824	$353	$2,177	$1,484	$287	$1,771
Instruments	517	20	537	535	37	572	487	31	518
Total product revenue	2,592	337	2,929	2,359	390	2,749	1,971	318	2,289
Service and other revenue	476	138	614	416	168	584	322	141	463
Total revenue	$3,068	$475	$3,543	$2,775	$558	$3,333	$2,293	$459	$2,752

Revenue by Geographic Area

Based on region of destination (in millions)	2019	2018	2017
Americas (1)	$1,970	$1,864	$1,585
Europe, Middle East, and Africa	933	851	653
Greater China (2)	372	365	292
Asia-Pacific	268	253	222
Total revenue	$3,543	$3,333	$2,752
(1) Revenue for the Americas region included United States revenue of $1,859 million, $1,779 million, and $1,511 million in 2019, 2018, and 2017, respectively.
(2) Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of December 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $980 million, of which approximately 66% is expected to be converted to revenue through 2020, approximately 14% in the following twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of December 29, 2019 and December 30, 2018 were $209 million and $206 million, respectively, of which the short-term portions of $167 million and $175 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in 2019 included $150 million of previously deferred revenue that was included in contract liabilities as of December 30, 2018.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Debt Securities

Our short-term investments are primarily available-for-sale debt securities that consisted of the following:

	December 29, 2019			December 30, 2018
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities in government-sponsored entities	$18	$—	$18	$21	$—	$—	$21
Corporate debt securities	627	3	630	1,060	—	(2)	1,058
U.S. Treasury securities	616	2	618	1,250	1	(1)	1,250
Total	$1,261	$5	$1,266	$2,331	$1	$(3)	$2,329

Contractual maturities of available-for-sale debt securities, as of December 29, 2019, were as follows:

In millions	Estimated Fair Value
Due within one year	$512
After one but within five years	754
Total	$1,266

Strategic Investments

Marketable Equity Securities

As of December 29, 2019 and December 30, 2018, the fair value of our marketable equity securities, included in short-term investments, totaled $106 million and $39 million, respectively. Total unrealized gains on our marketable equity securities, included in other income, net, were $53 million and $21 million in 2019 and 2018, respectively.

Non-Marketable Equity Securities

As of December 29, 2019 and December 30, 2018, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $220 million and $231 million, respectively. The decline was primarily due to the reclassification of an equity security that became marketable in 2019 to short-term investments.

One of our non-marketable equity investments is a VIE for which we have concluded that we are not the primary beneficiary, and therefore, we do not consolidate this VIE in our consolidated financial statements. We have determined our maximum exposure to loss, as a result of our involvement with the VIE, to be the carrying value of our investment, which was $190 million and $189 million as of December 29, 2019 and December 30, 2018, respectively, recorded in other assets.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $160 million, callable through July 2029, respectively, of which $51 million and up to $160 million, respectively, remained callable as of December 29, 2019. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $53 million and $29 million as of December 29, 2019 and December 30, 2018, respectively.

Consolidated Variable Interest Entities

Helix Holdings I, LLC

In July 2015, we obtained a 50% voting equity ownership interest in Helix Holdings I, LLC (Helix), a limited liability company formed with unrelated third-party investors to pursue the development and commercialization of a marketplace for consumer genomics. We determined that Helix was a VIE as the holders of the at-risk equity investments as a group lack the power to direct the activities of Helix that most significantly impact Helix’s economic performance. Additionally, we determined that we had (a) unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and no one individual party has unilateral power over the remaining significant activities of Helix and (b) the obligation to absorb losses of and the right to receive benefits from Helix that are potentially significant to Helix. As a result, we were deemed to be the primary beneficiary of Helix and were required to consolidate Helix.

As contractually committed, in July 2015, we contributed certain perpetual licenses, instruments, intangibles, initial laboratory setup, and discounted supply terms in exchange for voting equity interests in Helix. Such contributions were recorded at their historical basis as they remained within our control. Helix was financed through cash contributions made by us and the third-party investors in exchange for voting equity interests in Helix. During 2018, we made additional investments of $100 million in exchange for voting equity interests in Helix. As of December 30, 2018, the noncontrolling shareholders and Illumina each held 50% of Helix’s outstanding voting equity interests.

Certain noncontrolling Helix investors may have required us to redeem certain noncontrolling interests in cash at the then approximate redemption fair market value. Such redemption right was exercisable at the option of certain noncontrolling interest holders after January 1, 2021, provided that a bona fide pursuit of the sale of Helix had occurred and an initial public offering of Helix had not been completed. As the contingent redemption was outside of our control, the redeemable noncontrolling interests in Helix was classified outside of stockholders’ equity on the accompanying consolidated balance sheets. The balance of the redeemable noncontrolling interests was reported at the greater of its carrying value after receiving its allocation of Helix’s profits and losses or its estimated redemption value at each reporting date. The fair value of the redeemable noncontrolling interests was considered a Level 3 instrument.

As of December 30, 2018, the accompanying consolidated balance sheet included $127 million of cash, cash equivalents, and short-term investments attributable to Helix that could be used to settle its respective obligations and was not available to settle obligations of Illumina. The remaining assets and liabilities of Helix were not significant to our financial position as of December 30, 2018. Helix had an immaterial impact on our consolidated statements of income and cash flows in all periods presented.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2019, the fair value of the contingent value right received from Helix, included in other assets, was $29 million. Changes in the fair value of the contingent value right resulted in a $1 million unrealized loss in 2019, included in other income, net.

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

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 29, 2019				December 30, 2018
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,732	$—	$—	$1,732	$832	$—	$—	$832
Debt securities in government-sponsored entities	—	18	—	18	—	21	—	21
Corporate debt securities	—	630	—	630	—	1,058	—	1,058
U.S. Treasury securities	618	—	—	618	1,250	—	—	1,250
Marketable equity securities	106	—	—	106	39	—	—	39
Contingent value right	—	—	29	29	—	—	—	—
Continuation Advances	—	—	10	10	—	—	—	—
Deferred compensation plan assets	—	48	—	48	—	34	—	34
Total assets measured at fair value	$2,456	$696	$39	$3,191	$2,121	$1,113	$—	$3,234
Liabilities:
Deferred compensation plan liability	$—	$46	$—	$46	$—	$33	$—	$33

We hold available-for-sale securities that consist of highly-liquid, investment-grade debt securities and marketable equity securities. We consider information provided by our investment accounting and reporting service provider in the measurement of fair value of our debt securities. The investment service provider provides valuation information from an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. Our marketable equity securities are measured at fair value based on quoted trade prices in active markets. Our deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We perform control procedures to corroborate the fair value of our holdings, including comparing valuations obtained from our

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs, if necessary. We elected the fair value option to measure the contingent value right received from Helix. The fair value of our contingent value right is derived using a Monte Carlo simulation. The Continuation Advances (as defined below), related to the terminated merger agreement with Pacific Biosciences of California, Inc. (PacBio), are a derivative asset measured at fair value. Significant estimates and assumptions required for these valuations include, but are not limited to, probabilities related to the timing and outcome of future financing and/or liquidity events and an assumption regarding collectibility. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

4. INTANGIBLE ASSETS, GOODWILL, AND ACQUISITIONS

Intangible Assets

	December 29, 2019			December 30, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Licensed technologies	$95	$(89)	$6	$95	$(83)	$12
Core technologies	325	(195)	130	331	(172)	159
Customer relationships	31	(27)	4	32	(27)	5
License agreements	14	(10)	4	14	(9)	5
Trade name	4	(3)	1	9	(5)	4
Total intangible assets, net	$469	$(324)	$145	$481	$(296)	$185

The estimated annual amortization of intangible assets for the next five years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2020	$29
2021	25
2022	21
2023	20
2024	19
Thereafter	31
Total	$145

During 2017, we performed a recoverability test when the planned use of a finite-lived acquired intangible asset changed, resulting in an impairment charge of $18 million recorded in cost of product revenue. Also, during 2017, we recorded a $5 million impairment charge of in-process research and development as the project had no future alternative use. Such impairments were recorded within the Core Illumina reportable segment. See further discussion of our segments in note “11. Segment Information and Geographic Data.”

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

In millions	Goodwill
Balance as of December 31, 2017	$771
Acquisitions	60
Balance as of December 30, 2018	831
Helix deconsolidation	(7)
Balance as of December 29, 2019	$824

We performed the annual assessment for goodwill impairment in the second quarter of 2019, noting no impairment.

Acquisitions

Edico Genome

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

PacBio

On November 1, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire PacBio for an all-cash price of approximately $1.2 billion (or $8.00 per share). On September 25, 2019, we entered into Amendment No. 1 to the Merger Agreement (the Amendment), which extended the End Time of the Merger Agreement (as defined in the Merger Agreement) to December 31, 2019 and provided that we make cash payments to PacBio of $6 million on or before each of October 1, 2019, November 1, 2019, and December 2, 2019. The Amendment also allowed us to unilaterally extend the End Time date until March 31, 2020 by making additional payments to PacBio totaling $34 million, which we elected to do on December 18, 2019.

On January 2, 2020, we entered into an agreement to terminate the Merger Agreement (the Termination Agreement). Pursuant to the Termination Agreement, we made a cash payment to PacBio of $98 million on January 2, 2020, which represented the Reverse Termination Fee (as defined in the Merger Agreement). Additionally, we made cash payments of $6 million and $22 million on January 2, 2020 and February 3, 2020, respectively, and will make a cash payment of $6 million on or before March 2, 2020. These payments totaling $34 million, along with the $18 million of payments made in the fourth quarter of 2019, are collectively referred to as the Continuation Advances. If PacBio enters into a definitive agreement providing for, or consummates, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement), and such transaction is consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then the Reverse Termination Fee of $98 million is repayable, without interest, to us. In addition, up to the $52 million of Continuation Advances is repayable without interest to us if, within two years of March 31, 2020, PacBio enters into a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio).

The potential repayment of the Continuation Advances meets the definition of a derivative asset and is recorded at fair value. As of December 29, 2019, the fair value of the derivative asset related to the $18 million of Continuation Advances paid in 2019 was $10 million, included in other assets. The $8 million difference between the Continuation Advances paid and the fair value of the derivative asset was recorded as selling, general and administrative expenses.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DEBT AND OTHER COMMITMENTS
Summary of debt obligations

In millions	December 29, 2019	December 30, 2018
Principal amount of 2023 Notes outstanding	$750	$750
Principal amount of 2021 Notes outstanding	517	517
Principal amount of 2019 Notes outstanding	—	633
Unamortized discount of liability component of convertible senior notes	(126)	(175)
Net carrying amount of liability component of convertible senior notes	1,141	1,725
Obligations under financing leases	—	269
Other	—	3
Less: current portion	—	(1,107)
Long-term debt	$1,141	$890
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$213	$287
Fair value of convertible senior notes outstanding (Level 2)	$1,549	$2,222
Weighted average remaining amortization period of discount on the liability component of convertible senior notes	3.2 years	3.9 years

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, we have elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2023 Notes on net income per share each period. The 2023 Notes were not convertible as of December 29, 2019 and had no dilutive impact in 2019 and 2018. If the 2023 Notes were converted as of December 29, 2019, the if-converted value would not exceed the principal amount.

0.5% Convertible Senior Notes due 2021 (2021 Notes)

In June 2014, we issued $517 million aggregate principal amount of convertible senior notes due 2021. The net proceeds from the issuance, after deducting the offering expenses payable by us, were $509 million. We pay 0.5% interest per annum on the principal amount of the 2021 Notes, payable semiannually in arrears in cash on June 15 and December 15 of each year, beginning on December 15, 2014. The 2021 Notes mature on June 15, 2021.

The 2021 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 3.9318 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $254.34 per share), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2021 Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified events described in the indenture for the 2021 Notes. Regardless of the foregoing circumstances, the holders may convert their notes on or after March 15, 2021 until June 11, 2021.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

The 2021 Notes are accounted for in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by estimating the fair value of a similar liability that does not have an associated conversion feature. Because we have no outstanding non-convertible public debt, we determined that market-traded senior, unsecured corporate bonds represent a similar liability without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry as us, and with similar maturities to the 2021 Notes, we estimated the implied interest rate of our 2021 Notes to be 3.5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2021 Notes, which resulted in a fair value of the liability component in aggregate of $423 million upon issuance, calculated as the present value of implied future payments based on the $517 million aggregate principal amount. The $87 million difference between the cash proceeds of $510 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2021 Notes are not considered redeemable.

As a policy election under applicable guidance related to the calculation of diluted net income per share, we elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2021 Notes. The potential dilutive impact of the 2021 notes has been included in our calculation of diluted earnings per share in 2019 and 2018. If the 2021 Notes were converted as of December 29, 2019, the if-converted value would exceed the principal amount by $146 million.

During 2018, the market price of our common stock met the stock trading price conversion requirement resulting in the 2021 Notes being convertible as of December 30, 2018 and included in long-term debt, current portion on the consolidated balance sheet. The 2021 Notes were not convertible as of December 29, 2019 and are included in long-term debt on the consolidated balance sheet.

0% Convertible Senior Notes due 2019 (2019 Notes)

In June 2014, we issued $633 million aggregate principal amount of 2019 Notes, and the implied estimated effective rate of the liability component of the Notes was 2.9%, assuming no conversion option. The net proceeds from the issuance, after deducting the offering expenses payable by us, were $623 million. The $74 million difference between the cash proceeds of $623 million and the estimated fair value of the liability component of $549 million was recorded in additional paid-in capital as the 2019 Notes were not considered redeemable. The 2019 Notes matured on June 15, 2019, by which time the principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock.

The following table summarizes information about the conversion of the 2019 Notes during 2019:

In millions
Cash paid for principal of notes converted	$633
Conversion value over principal amount, paid in shares of common stock	$153
Number of shares of common stock issued upon conversion	0.4

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

As of December 29, 2019, the maturities of our operating lease liabilities were as follows:

In millions
2020	$77
2021	83
2022	85
2023	86
2024	85
Thereafter	554
Total remaining lease payments (1)	970
Less: imputed interest	(230)
Total operating lease liabilities	740
Less: current portion	(45)
Long-term operating lease liabilities	$695
Weighted-average remaining lease term	11.4 years
Weighted-average discount rate	4.6%
____________________________________
(1) Total remaining lease payments exclude $44 million of legally binding minimum lease payments for leases signed but not yet commenced.

As of December 30, 2018, prior to the adoption of Topic 842, annual future minimum payments of our operating leases and build-to-suit leases, which include those leases accounted for as a financing obligation, were as follows:

In millions	Operating Leases	Sublease Income	Net Operating Leases	Build-to-suit Leases
2019	$59	$(11)	$48	$18
2020	64	(11)	53	21
2021	61	(11)	50	21
2022	61	(12)	49	22
2023	61	(11)	50	22
Thereafter	439	(12)	427	179
Total minimum lease payments	$745	$(68)	$677	$283

The components of our lease costs were as follows:

In millions	2019
Operating lease costs	$84
Sublease income	(12)
Total lease costs	$72

Rent expense was $55 million and $46 million in 2018 and 2017, respectively, and the interest portion of lease expense for our build-to-suit arrangements was $13 million in 2018. As of December 30, 2018, we had obligations under financing leases of $269 million, representing project construction costs paid or reimbursed by our landlord for build-to-suit leases that did not qualify for sale-leaseback accounting under Topic 840. Additionally, as of December 30, 2018, the deferred rent balance related to our operating leases was $123 million, of which the long-term portion of $119 million was recorded in other long-term liabilities. Upon adoption of Topic 842 on December 31, 2018, we began to account for our build-to-suit arrangements as operating leases, derecognized the remaining obligations under financing leases, and reclassified the deferred rent balance related to our operating leases to

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating lease right-of-use assets. See note “1. Organization and Significant Accounting Policies” for further details on the adoption of Topic 842.

Purchase Obligations

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to licensing and supply arrangements. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to minimum royalty payments, some of which are subject to adjustment, may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual minimum payments for noncancelable purchase obligations as of December 29, 2019 were not material.

6. STOCKHOLDERS’ EQUITY

The 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. As of December 29, 2019, approximately 4.3 million shares remained available for future grants under the 2015 Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

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

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant- Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 1, 2017	2,293	460	$141.80	$158.66
Awarded	879	238	$207.38	$191.53
Vested	(861)	(92)	$131.62	$189.09
Cancelled	(226)	(64)	$149.03	$173.83
Outstanding at December 31, 2017	2,085	542	$172.92	$166.15
Awarded	655	336	$322.04	$232.08
Vested	(731)	(188)	$170.50	$176.15
Cancelled	(169)	(30)	$172.30	$162.54
Outstanding at December 30, 2018	1,840	660	$227.00	$196.99
Awarded	698	(41)	$313.70	$254.52
Vested	(694)	(283)	$205.51	$133.11
Cancelled	(144)	(65)	$225.48	$181.79
Outstanding at December 29, 2019	1,700	271	$271.49	$258.66
______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax intrinsic values and fair value of vested restricted stock was as follows:

In millions	2019	2018	2017
Pre-tax intrinsic value of outstanding restricted stock:
RSU	$565	$549	$456
PSU	$90	$197	$118

Fair value of restricted stock vested:
RSU	$210	$125	$113
PSU	$38	$33	$17

Stock Options

Stock option activity was as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at January 1, 2017	1,045	$48.56
Exercised	(723)	$49.31
Outstanding at December 31, 2017	322	$46.93
Exercised	(130)	$35.68
Outstanding at December 30, 2018	192	$54.52
Exercised	(134)	$53.61
Outstanding and exercisable at December 29, 2019	58	$56.65

The weighted-average remaining life of options outstanding and exercisable was 1.2 years as of December 29, 2019.

The aggregate intrinsic value of options outstanding and options exercisable as of December 29, 2019 was $16 million. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between our closing stock price per share on the last trading day of the fiscal period, which was $332.29 as of December 27, 2019, and the exercise price. Total intrinsic value of options exercised was $34 million, $33 million, and $101 million in 2019, 2018, and 2017, respectively.

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

Approximately 0.2 million, 0.3 million, and 0.3 million shares were issued under the ESPP during 2019, 2018, and 2017, respectively. As of December 29, 2019 and December 30, 2018, there were approximately 13.5 million and 13.7 million shares available for issuance under the ESPP, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases

During 2019, 2018, and 2017, we repurchased approximately 1.1 million shares for $324 million, 0.6 million shares for $201 million (of which 0.3 million shares for $103 million was repurchased concurrently with the offering of our 2023 Notes), and 1.4 million shares for $251 million, respectively. As of December 29, 2019, authorizations to repurchase $226 million of our common stock remained available under the $550 million share repurchase program authorized by our Board of Directors on February 6, 2019. On February 5, 2020, our Board of Directors authorized a new share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Share-based Compensation

Share-based compensation expense reported in our consolidated statements of income was as follows:

In millions	2019	2018	2017
Cost of product revenue	$19	$16	$12
Cost of service and other revenue	4	3	2
Research and development	66	60	51
Selling, general and administrative	105	114	99
Share-based compensation expense, before taxes	194	193	164
Related income tax benefits	(41)	(39)	(48)
Share-based compensation expense, net of taxes	$153	$154	$116

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

	2019	2018	2017
Risk-free interest rate	1.88% - 2.56%	1.22% - 2.45%	0.50% - 1.22%
Expected volatility	30% - 38%	29% - 39%	29% - 44%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$75.47	$61.59	$46.81

As of December 29, 2019, approximately $463 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.6 years.

7. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable

in millions	December 29, 2019	December 30, 2018
Trade accounts receivable, gross	$575	$516
Allowance for doubtful accounts	(2)	(2)
Total accounts receivable, net	$573	$514

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

in millions	December 29, 2019	December 30, 2018
Raw materials	$108	$117
Work in process	225	218
Finished goods	26	51
Total inventory	$359	$386

Property and Equipment

in millions	December 29, 2019	December 30, 2018
Leasehold improvements	$622	$567
Machinery and equipment	401	382
Computer hardware and software	272	217
Furniture and fixtures	45	45
Buildings	44	285
Construction in progress	73	100
Total property and equipment, gross	1,457	1,596
Accumulated depreciation	(568)	(521)
Total property and equipment, net	$889	$1,075

Property and equipment, net included non-cash expenditures of $20 million, $35 million and $117 million in 2019, 2018, and 2017, respectively, which were excluded from the consolidated statements of cash flows. Such non-cash expenditures included $18 million and $79 million recorded under build-to-suit lease accounting in 2018 and 2017, respectively.

As of December 30, 2018, property and equipment, net included $241 million of project construction costs paid or reimbursed by our landlord related to our build-to-suit leases that did not qualify for sale-leaseback accounting under Topic 840. Upon adoption of Topic 842 on December 31, 2018, we derecognized the Buildings related to our build-to-suit leasing arrangements and began to account for these leases as operating leases. See note “1. Organization and Significant Accounting Policies” for further details on the adoption impact of Topic 842.

Accrued Liabilities

in millions	December 29, 2019	December 30, 2018
Contract liabilities, current portion	$167	$175
Accrued compensation expenses	154	193
Accrued taxes payable	86	82
Operating lease liabilities, current portion	45	—
Other, including warranties (a)	64	63
Total accrued liabilities	$516	$513

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Changes in the reserve for product warranties were as follows:

in millions
Balance as of January 1, 2017	$13
Additions charged to cost of revenue	26
Repairs and replacements	(22)
Balance as of December 31, 2017	17
Additions charged to cost of revenue	27
Repairs and replacements	(25)
Balance as of December 30, 2018	19
Additions charged to cost of revenue	20
Repairs and replacements	(25)
Balance as of December 29, 2019	$14

Redeemable Noncontrolling Interests

Changes in the redeemable noncontrolling interest were as follows:

in millions
Balance as of January 1, 2017	$44
Amount released from escrow	79
Vesting of redeemable equity awards	13
Net loss attributable to noncontrolling interests	(41)
Adjustment up to the redemption value	136
Deconsolidation of GRAIL	(11)
Balance as of December 31, 2017	$220
Vesting of redeemable equity awards	2
Net loss attributable to noncontrolling interests	(34)
Adjustment down to the redemption value	(127)
Balance as of December 30, 2018	61
Vesting of redeemable equity awards	1
Net loss attributable to noncontrolling interests	(9)
Adjustment down to the redemption value	(16)
Release of potential obligation to noncontrolling interests	(37)
Balance as of December 29, 2019	$—

Accumulated Other Comprehensive Income (Loss)

in millions	December 29, 2019	December 30, 2018
Foreign currency translation adjustments	$1	$1
Unrealized gain (loss) on available-for-sale debt securities, net of deferred tax	4	(2)
Total accumulated other comprehensive income (loss)	$5	$(1)

8. LEGAL PROCEEDINGS

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9. INCOME TAXES

Income before income taxes summarized by region was as follows:

In millions	2019	2018	2017
United States	$242	$54	$458
Foreign	876	840	585
Total income before income taxes	$1,118	$894	$1,043

The provision for income taxes consisted of the following:

In millions	2019	2018	2017
Current:
Federal	$32	$47	$259
State	7	15	21
Foreign	84	68	51
Total current provision	123	130	331
Deferred:
Federal	1	—	36
State	(1)	(16)	—
Foreign	5	(2)	(2)
Total deferred expense (benefit)	5	(18)	34
Total tax provision	$128	$112	$365

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

In millions	2019	2018	2017
Tax at federal statutory rate	$235	$188	$365
State, net of federal benefit	18	13	19
Research and other credits	(37)	(23)	(12)
Change in valuation allowance	(2)	(12)	12
Impact of foreign operations	(57)	(59)	(130)
Investments in consolidated variable interest entities	(5)	9	(3)
Impact of U.S. Tax Reform	—	11	150
Stock compensation	(20)	(24)	(41)
Other	(4)	9	5
Total tax provision	$128	$112	$365

The determination of the impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (U.S. Tax Reform) may change following future legislation or further interpretation of the U.S. Tax Reform based on the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

publication of proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. We continue to evaluate the impacts of U.S. Tax Reform as we interpret the legislation, including the global intangible low-taxed income (GILTI) provisions which subject our foreign earnings to a minimum level of tax. We have elected to account for GILTI as a period cost in our consolidated financial statements.

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 21%. The most significant tax benefits from foreign operations were from our earnings in Singapore and the United Kingdom, which had statutory tax rates of 17% and 19%, respectively, in 2019. The impact of foreign operations also includes the U.S. foreign tax credit impact of non-U.S. earnings and uncertain tax positions related to foreign items.

Significant components of deferred tax assets and liabilities were as follows:

In millions	December 29, 2019	December 30, 2018
Deferred tax assets:
Net operating losses	$21	$26
Tax credits	63	63
Other accruals and reserves	12	28
Stock compensation	20	20
Deferred rent	—	30
Cost sharing adjustment	21	21
Other amortization	16	13
Obligations under financing leases	—	70
Operating lease liabilities	158	—
Investments	2	1
Other	45	28
Total gross deferred tax assets	358	300
Valuation allowance on deferred tax assets	(13)	(15)
Total deferred tax assets	345	285
Deferred tax liabilities:
Purchased intangible amortization	(27)	(32)
Convertible debt	(30)	(41)
Property and equipment	(47)	(94)
Operating lease right-of-use assets	(111)	—
Investments	(62)	(45)
Other	(5)	(3)
Total deferred tax liabilities	(282)	(215)
Deferred tax assets, net	$63	$70

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Based on the available evidence as of December 29, 2019, we were not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $13 million was recorded against certain U.S. and foreign deferred tax assets.

As of December 29, 2019, we had net operating loss carryforwards for federal and state tax purposes of $29 million and $115 million, respectively, which will begin to expire in 2020 and 2025, respectively, unless utilized prior. We

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also had federal and state tax credit carryforwards of $1 million and $106 million, which will begin to expire in 2037 and 2022, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 29, 2019 are net of any previous limitations due to Section 382 and 383.

Our manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2023. These tax holidays and incentives resulted in a $33 million, $36 million, and $49 million decrease to the provision for income taxes in 2019, 2018, and 2017, respectively. These tax holidays and incentives resulted in an increase in diluted earnings per share attributable to Illumina stockholders of $0.22, $0.24, and $0.33, in 2019, 2018, and 2017, respectively.

It is our intention to indefinitely reinvest the historical earnings of our foreign subsidiaries generated prior to 2017 to ensure sufficient working capital and to expand existing operations outside the United States. Accordingly, state and foreign income and withholding taxes have not been provided on $889 million of undistributed earnings of foreign subsidiaries as of December 29, 2019. In the event we are required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. As of December 29, 2019, we asserted that $331 million of foreign earnings would not be indefinitely reinvested, and accordingly, recorded a deferred tax liability of $5 million.

The following table summarizes the gross amount of our uncertain tax positions:

In millions	December 29, 2019	December 30, 2018	December 31, 2017
Balance at beginning of year	$88	$79	$65
Increases related to prior year tax positions	1	1	2
Decreases related to prior year tax positions	—	(1)	—
Increases related to current year tax positions	12	12	14
Decreases related to lapse of statute of limitations	(22)	(3)	(2)
Balance at end of year	$79	$88	$79

Included in the balance of uncertain tax positions as of December 29, 2019 and December 30, 2018, were $68 million and $78 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. We recognized income of $3 million in 2019 and recognized expense of $3 million and $1 million in 2018 and 2017, respectively, related to potential interest and penalties on uncertain tax positions. We recorded a liability for potential interest and penalties of $7 million and $11 million as of December 29, 2019 and December 30, 2018, respectively.

Tax years 1997 to 2018 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. Due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. EMPLOYEE BENEFIT PLANS

Retirement Plan

We have a 401(k) savings plan covering substantially all of our employees in the United States. Our contributions to the plan are discretionary. During 2019, 2018, and 2017, we made matching contributions of $20 million, $20 million, and $17 million, respectively.

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

We also established a rabbi trust for the benefit of the participants under the Plan and have included the assets of the rabbi trust in the consolidated balance sheets. As of December 29, 2019 and December 30, 2018, the assets of the trust were $48 million and $34 million, respectively, and our liabilities were $46 million and $33 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other income, net in the consolidated statements of income, and changes in the values of the deferred compensation liabilities are recorded in cost of revenue or operating expenses.

11. SEGMENTS AND GEOGRAPHIC DATA

Reportable Segment Information

We have one reportable segment as of December 29, 2019, Core Illumina, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Consolidated VIEs (Helix) and prior to the deconsolidation of GRAIL on February 28, 2017, our Consolidated VIEs included the combined operations of Helix and GRAIL. See note “3. Investments and Fair Value Measurements” for further details.

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

GRAIL: GRAIL was created to develop a blood test for early-stage cancer detection. GRAIL was in the early stages of developing this test and as such, had no revenues through the date of deconsolidation on February 28, 2017.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Core Illumina sells products and provides services to Helix and GRAIL in accordance with contractual agreements between the entities.

In millions	2019	2018	2017
Revenue:
Core Illumina	$3,543	$3,334	$2,754
Consolidated VIEs	1	10	6
Eliminations	(1)	(11)	(8)
Consolidated revenue	$3,543	$3,333	$2,752

Depreciation and amortization:
Core Illumina	$186	$175	$153
Consolidated VIEs	3	6	6
Eliminations	(1)	(2)	(3)
Consolidated depreciation and amortization	$188	$179	$156

Income (loss) from operations:
Core Illumina	$1,008	$970	$696
Consolidated VIEs	(24)	(90)	(92)
Eliminations	1	3	2
Consolidated income from operations	$985	$883	$606

In millions	December 29, 2019	December 30, 2018	December 31, 2017
Total assets:
Core Illumina	$7,316	$6,912	$5,223
Consolidated VIEs	—	154	45
Eliminations	—	(107)	(11)
Consolidated total assets	$7,316	$6,959	$5,257

Capital expenditures:
Core Illumina	$209	$294	$306
Consolidated VIEs	—	2	4
Consolidated capital expenditures	$209	$296	$310

Geographic Data

Net long-lived assets, consisting of property and equipment, by region was as follows:

In millions	December 29, 2019	December 30, 2018
United States	$696	$907
Singapore	112	96
United Kingdom	62	62
Other countries	19	10
Total	$889	$1,075

Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to note “2. Revenue” for revenue by geographic area.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. All quarters for 2019 and 2018, were 13 weeks.

In millions (except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$846	$838	$907	$953
Gross profit	$584	$573	$648	$662
Consolidated net income	$224	$293	$234	$239
Net income attributable to Illumina stockholders	$233	$296	$234	$239
Earnings per share attributable to Illumina stockholders:
Basic	$1.58	$2.01	$1.59	$1.63
Diluted	$1.57	$1.99	$1.58	$1.61
2018
Total revenue	$782	$830	$853	$867
Gross profit	$538	$575	$597	$590
Consolidated net income	$197	$200	$188	$198
Net income attributable to Illumina stockholders	$208	$209	$199	$210
Earnings per share attributable to Illumina stockholders:
Basic	$1.42	$1.42	$1.35	$1.43
Diluted	$1.41	$1.41	$1.33	$1.41

Certain amounts may not recalculate using the rounded amounts provided.

CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 29, 2019 , our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the fourth quarter of 2019, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 29, 2019. The effectiveness of our internal control over financial reporting as of December 29, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Illumina, Inc.’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Illumina, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Illumina, Inc. as of December 29, 2019 and December 30, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2019, and the related notes and our report dated February 10, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ERNST & YOUNG LLP

San Diego, California
February 10, 2020

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

Executive Officers

Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

Corporate Governance

Section 16(a) of the Exchange Act

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

Audit Committee Financial Expert

Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

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

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2020.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits listed in the accompanying “Index to Exhibits” below are filed or incorporated by reference as part of this report.

Financial Statements

See “Index to Consolidated Financial Statements” within the Consolidated Financial Statements section of this report.

Financial Statement Schedules

All financial schedules have been omitted as the required information is not applicable, not material, or because the information required is included in the consolidated financial statements and notes thereto included in the Consolidated Financial Statements section of this report.

Index to Exhibits

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated November 1, 2018, by and among Illumina, FC Ops Corp. and Pacific Biosciences of California, Inc.	8-K	001-35406	2.1	11/5/2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 25, 2019, by and among Illumina, FC Ops Corp. and Pacific Biosciences of California, Inc.	8-K	001-35406	10.1	9/26/2019
2.3	Agreement by and among Illumina, Pacific Biosciences of California, Inc., and FC Ops Corp., dated January 2, 2020	8-K	001-35406	10.1	1/2/2020
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-35406	3.3	7/31/2019
3.2	Amended and Restated Bylaws	10-Q	001-35406	3.4	10/25/2019
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0% Convertible Senior Notes due 2019, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	6/11/2014
4.3	Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.2	6/11/2014
4.4	First Supplemental Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of August 27, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-35406	4.1	10/29/2014
4.5	Indenture related to the 0% Convertible Senior Notes due 2023, dated as of August 21, 2018, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	8/21/2018
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through February 2, 2012	10-K	001-35406	10.4	2/24/2012
+10.5	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010

10.6	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.7	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.7	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.8	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.9	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.10	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
+10.11	2015 Stock and Incentive Plan	10-K	001-35406	10.11	2/13/2018
+10.12	Form of Restricted Stock Unit Agreement for Employees Under 2015 Stock and Incentive Plan	10-K	001-35406	10.12	2/13/2018
10.13	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.14	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.15	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.16	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.17	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
10.18	Amended and Restated Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.18	2/13/2018
+10.19	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.20	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015
10.21	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015
10.22	First Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 21, 2016	10-K	001-35406	10.22	2/13/2018

10.23	Second Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 17, 2017	10-K	001-35406	10.23	2/13/2018
10.24	Third Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of August 28, 2017 (with certain confidential portions omitted)	10-K	001-35406	10.24	2/13/2018
10.25	Fourth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of March 15, 2018					X
10.26	Fifth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 12, 2019 (with certain confidential portions omitted)					X
10.27	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.28	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015	10-K	001-35406	10.29	3/2/2016
10.29	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016	10-K	001-35406	10.30	3/2/2016
10.30	Fourth Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated April 14, 2016	10-K	001-35406	10.28	2/14/2017
10.31	Second Amendment to Lease between BMR-Lincoln Center LP and Illumina dated August 15, 2016	10-K	001-35406	10.29	2/14/2017
10.32	Deed of Variation to the Agreement for Lease between Granta Park Jco 1 Limited and Illumina dated October 24, 2016	10-K	001-35406	10.30	2/14/2017
10.33	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina dated January 18, 2018	10-Q	001-35406	10.10	4/25/2018
+10.34	Separation Agreement between Garret Hampton and Ilumina dated as of November 25, 2019					X
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X
_______________________________________

+	Management contract or corporate plan or arrangement

Supplemental Information

No Annual Report to stockholders or proxy materials has been furnished to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders after the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

FORM 10-K CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2020.

ILLUMINA, INC.

By	/s/ FRANCIS A. DESOUZA
Francis A. deSouza President and Chief Executive Officer

February 10, 2020
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

/s/ FRANCIS A. DESOUZA	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 10, 2020
Francis A. deSouza

/s/ SAM A. SAMAD	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2020
Sam A. Samad

/s/ KAREN MCGINNIS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2020
Karen McGinnis

/s/ JAY T. FLATLEY	Chairman of the Board of Directors	February 10, 2020
Jay T. Flatley

/s/ FRANCES ARNOLD	Director	February 10, 2020
Frances Arnold

/s/ CAROLINE D. DORSA	Director	February 10, 2020
Caroline D. Dorsa

/s/ ROBERT S. EPSTEIN	Director	February 10, 2020
Robert S. Epstein

/s/ SCOTT GOTTLIEB	Director	February 10, 2020
Scott Gottlieb, M.D.

/s/ GARY S. GUTHART	Director	February 10, 2020
Gary S. Guthart, Ph.D.

/s/ PHILIP W. SCHILLER	Director	February 10, 2020
Philip W. Schiller

/s/ SUSAN E. SIEGEL	Director	February 10, 2020
Susan E. Siegel

/s/ JOHN W. THOMPSON	Director	February 10, 2020
John W. Thompson