Form 10-Q
period 2020-03-29
ILLUMINA, INC.
filed 2020-05-01
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 24, 2020, there were 147 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 29, 2020

See “Form 10-Q Cross-Reference Index” within Other Key Information for a cross-reference to the parts and items requirements of the Securities and Exchange Commission Quarterly Report on Form 10-Q.

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

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.  Therefore, you should not rely on any of these forward-looking statements.  Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the impact to our business and operating results caused by the COVID-19 pandemic;

•	our expectations and beliefs regarding prospects and growth for our business and the markets in which we operate;

•	the timing and mix of customer orders among our products and services;

•	challenges inherent in developing, manufacturing, and launching new products and services, including expanding manufacturing operations and reliance on third-party suppliers for critical components;

•	the impact of recently launched or pre-announced products and services on existing products and services;

•	our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and to expand the markets for our technology platforms;

•	our ability to manufacture robust instrumentation and consumables;

•	our ability to identify and integrate acquired technologies, products, or businesses successfully;

•	the assumptions underlying our critical accounting policies and estimates;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the outcome of pending legal proceedings and any liability, that we may incur as a result of those proceedings;

•	uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and

•
other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business and Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 29, 2020	December 29, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,991	$2,042
Short-term investments	1,341	1,372
Accounts receivable, net	472	573
Inventory	384	359
Prepaid expenses and other current assets	136	105
Total current assets	4,324	4,451
Property and equipment, net	890	889
Operating lease right-of-use assets	559	555
Goodwill	824	824
Intangible assets, net	138	145
Deferred tax assets, net	91	64
Other assets	435	388
Total assets	$7,261	$7,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130	$149
Accrued liabilities	425	516
Long-term debt, current portion	499	—
Total current liabilities	1,054	665
Operating lease liabilities	696	695
Long-term debt	652	1,141
Other long-term liabilities	224	202
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	3,631	3,560
Accumulated other comprehensive income	6	5
Retained earnings	4,240	4,067
Treasury stock, at cost	(3,244)	(3,021)
Total stockholders’ equity	4,635	4,613
Total liabilities and stockholders’ equity	$7,261	$7,316
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue:
Product revenue	$701	$667
Service and other revenue	158	179
Total revenue	859	846
Cost of revenue:
Cost of product revenue	174	182
Cost of service and other revenue	59	71
Amortization of acquired intangible assets	7	9
Total cost of revenue	240	262
Gross profit	619	584
Operating expense:
Research and development	156	169
Selling, general and administrative	274	211
Total operating expense	430	380
Income from operations	189	204
Other income (expense):
Interest income	14	23
Interest expense	(11)	(15)
Other (expense) income, net	(14)	21
Total other (expense) income, net	(11)	29
Income before income taxes	178	233
Provision for income taxes	5	9
Consolidated net income	173	224
Add: Net loss attributable to noncontrolling interests	—	9
Net income attributable to Illumina stockholders	$173	$233
Earnings per share attributable to Illumina stockholders:
Basic	$1.18	$1.58
Diluted	$1.17	$1.57
Shares used in computing earnings per share:
Basic	147	147
Diluted	148	149
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	March 29, 2020	March 31, 2019
Consolidated net income	$173	$224
Unrealized gain on available-for-sale debt securities, net of deferred tax	1	3
Total consolidated comprehensive income	174	227
Add: Comprehensive loss attributable to noncontrolling interests	—	9
Comprehensive income attributable to Illumina stockholders	$174	$236
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of December 30, 2018	192	$2	$3,290	$(1)	$3,083	(45)	$(2,616)	$87	$3,845
Net income (loss)	—	—	—	—	233	—	—	(2)	231
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(86)	—	(59)
Share-based compensation	—	—	51	—	—	—	—	—	51
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	18	—	—	—	—	—	18
Balance as of March 31, 2019	192	2	3,385	2	3,298	(45)	(2,702)	85	4,070
Net income (loss)	—	—	—	—	296	—	—	(1)	295
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	1	—	3	—	—	—	(3)	—	—
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	—	(2)
Deconsolidation of Helix	—	—	2	—	—	—	—	(84)	(82)
Balance as of June 30, 2019	193	2	3,436	5	3,594	(45)	(2,705)	—	4,332
Net income	—	—	—	—	234	—	—	—	234
Issuance of common stock, net of repurchases	—	—	29	—	—	(1)	(201)	—	(172)
Share-based compensation	—	—	45	—	—	—	—	—	45
Balance as of September 29, 2019	193	2	3,510	5	3,828	(46)	(2,906)	—	4,439
Net income	—	—	—	—	239	—	—	—	239
Issuance of common stock, net of repurchases	1	—	—	—	—	(1)	(115)	—	(115)
Share-based compensation	—	—	50	—	—	—	—	—	50
Balance as of December 29, 2019	194	2	3,560	5	4,067	(47)	(3,021)	—	4,613
Net income	—	—	—	—	173	—	—	—	173
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	1	—	—	—	—	1
Issuance of common stock, net of repurchases	—	—	32	—	—	—	(223)	—	(191)
Share-based compensation	—	—	39	—	—	—	—	—	39
Balance as of March 29, 2020	194	$2	$3,631	$6	$4,240	(47)	$(3,244)	$—	$4,635

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Consolidated net income	$173	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37	37
Amortization of intangible assets	7	10
Share-based compensation expense	39	51
Accretion of debt discount	10	14
Deferred income taxes	(29)	(11)
Unrealized gains on marketable equity securities	(3)	(2)
Gain on deconsolidation of GRAIL	—	(15)
Loss on derivative assets related to terminated acquisition	95	—
Other	(2)	(3)
Changes in operating assets and liabilities:
Accounts receivable	99	56
Inventory	(24)	(26)
Prepaid expenses and other current assets	(14)	6
Operating lease right-of-use assets and liabilities, net	(1)	(1)
Other assets	(11)	(8)
Accounts payable	(16)	(47)
Accrued liabilities	(103)	(70)
Other long-term liabilities	24	(17)
Net cash provided by operating activities	281	198
Cash flows from investing activities:
Maturities of available-for-sale securities	107	1,031
Purchases of available-for-sale securities	(256)	(117)
Sales of available-for-sale securities	186	118
Proceeds from the deconsolidation of GRAIL	—	15
Cash paid for derivative assets related to terminated acquisition	(132)	—
Purchases of property and equipment	(40)	(56)
Net purchases of strategic investments	—	(3)
Net cash (used in) provided by investing activities	(135)	988
Cash flows from financing activities:
Payments on financing obligations	—	(1)
Common stock repurchases	(188)	(63)
Taxes paid related to net share settlement of equity awards	(35)	(23)
Proceeds from issuance of common stock	32	27
Net cash used in financing activities	(191)	(60)
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net (decrease) increase in cash and cash equivalents	(51)	1,126
Cash and cash equivalents at beginning of period	2,042	1,144
Cash and cash equivalents at end of period	$1,991	$2,270
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2019, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. Actual results could differ from those estimates.

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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q1 2020 and Q1 2019 refer to the three months ended March 29, 2020 and March 31, 2019, respectively, which were both 13 weeks.

Significant Accounting Policies

During Q1 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, except as described in Recently Adopted Accounting Pronouncements below.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. We adopted the standard on its effective date in the first quarter of 2020 using a modified retrospective approach. The cumulative effect of applying the new credit loss standard was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the condensed consolidated financial statements in Q1 2020 due to the adoption of ASU 2016-13.

In accordance with ASU 2016-13, we no longer evaluate whether our available-for-sale debt securities in an unrealized loss position are other than temporarily impaired. Instead, we assess whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). We estimate our allowance for credit losses on our trade receivables as described in our Accounts Receivable policy, below.

Accounts Receivable

Trade accounts receivable are considered past due based on the contractual payment terms. We reserve specific receivables when collectibility is no longer probable. We also reserve a percentage of our trade receivable balance based on collection history and current economic trends that we expect will impact the level of credit losses over the life of our receivables. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve.

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Up to April 25, 2019, the date of Helix’s deconsolidation, per-share losses of Helix were included in the consolidated basic and diluted earnings per share computations based on our share of Helix’s securities.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q1 2020	Q1 2019
Weighted average shares outstanding	147	147
Effect of potentially dilutive common shares from:
Equity awards	1	1
Convertible senior notes	—	1
Weighted average shares used in calculating diluted earnings per share	148	149
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1	1

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

As of March 29, 2020, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of March 29, 2020 and December 29, 2019, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $294 million and $252 million, respectively.

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

Revenue by Source

	Q1 2020			Q1 2019
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$553	$67	$620	$481	$75	$556
Instruments	79	2	81	105	6	111
Total product revenue	632	69	701	586	81	667
Service and other revenue	128	30	158	113	66	179
Total revenue	$760	$99	$859	$699	$147	$846

Revenue by Geographic Area

Based on region of destination (in millions)	Q1 2020	Q1 2019
Americas	$477	$473
Europe, Middle East, and Africa	221	210
Greater China (1)	84	88
Asia-Pacific	77	75
Total revenue	$859	$846
____________________________________
(1) Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of March 29, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,151 million, of which approximately 73% is expected to be converted to revenue in the next twelve months, approximately 12% in the following twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of March 29, 2020 and December 29, 2019 were $203 million and $209 million, respectively, of which the short-term portions of $158 million and $167 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q1 2020 included $67 million of previously deferred revenue that was included in contract liabilities as of December 29, 2019.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Debt Securities

Our short-term investments are primarily available-for-sale debt securities that consisted of the following:

	March 29, 2020				December 29, 2019
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$21	$—	$—	$21	$18	$—	$18
Corporate debt securities	613	2	(5)	610	627	3	630
U.S. Treasury securities	591	10	—	601	616	2	618
Total	$1,225	$12	$(5)	$1,232	$1,261	$5	$1,266

Realized gains and losses are determined based on the specific-identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities, as of March 29, 2020, were as follows:

In millions	Estimated Fair Value
Due within one year	$450
After one but within five years	782
Total	$1,232

We have the ability, if necessary, to liquidate any of our cash equivalents and short-term investments to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

Marketable Equity Securities

As of March 29, 2020 and December 29, 2019, the fair value of our marketable equity securities, included in short-term investments, totaled $109 million and $106 million, respectively. Total unrealized gains on our marketable equity securities, included in other (expense) income, net, were $3 million in Q1 2020.

Non-Marketable Equity Securities

As of March 29, 2020 and December 29, 2019, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $220 million.

One of our investments is a VIE for which we have concluded that we are not the primary beneficiary, and therefore, we do not consolidate this VIE in our consolidated financial statements. We have determined our maximum exposure to loss, as a result of our involvement with the VIE, to be the carrying value of our investment, which was $190 million as of March 29, 2020 and December 29, 2019, recorded in other assets. On April 17, 2020, we made an additional $60 million investment in this VIE.

Revenue recognized from transactions with our strategic investees was $13 million and $15 million in Q1 2020 and Q1 2019, respectively.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $160 million, callable through July 2029, respectively, of which $51 million and up to $160 million, respectively, remained callable as of March 29, 2020. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $55 million and $53 million as of March 29, 2020 and December 29, 2019, respectively.

Previously Consolidated Variable Interest Entity

Helix Holdings I, LLC

In July 2015, we obtained a 50% voting equity ownership interest in Helix. At that time, we determined that we had unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and, as a result, we were deemed to be the primary beneficiary of Helix and were required to consolidate Helix. The operations of Helix are included in the accompanying condensed consolidated statements of income for Q1 2019 and up to the date of the deconsolidation, described below. During this period, we absorbed 50% of Helix’s losses.

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

During Q1 2020, changes in the fair value of the contingent value right resulted in a $3 million unrealized loss, included in other (expense) income, net.

Derivative Assets Related to Terminated Acquisition

On November 1, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). On January 2, 2020, we entered into an agreement to terminate the Merger Agreement (the Termination Agreement). Pursuant to the Termination Agreement, we made a cash payment to PacBio of $98 million on January 2, 2020, which represented the Reverse Termination Fee (as defined in the Merger Agreement). The Reverse Termination Fee is repayable, without interest, to us if PacBio enters into a definitive agreement providing for, or consummates, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement), and such transaction is consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction. In addition, we made cash payments to PacBio of $18 million in Q4 2019, pursuant to Amendment No. 1 to the Merger Agreement, and $34 million in Q1 2020, pursuant to the Termination Agreement, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances is repayable without interest to us if, within two years of March 31, 2020, PacBio enters into a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio).

The potential repayments of the Continuation Advances and Reverse Termination Fee meet the definition of derivative assets and are recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expenses. Changes in the fair value of the derivative assets are included in other (expense) income, net, and totaled a $4 million unrealized loss in Q1 2020.

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 29, 2020				December 29, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,733	$—	$—	$1,733	$1,732	$—	$—	$1,732
Debt securities in government-sponsored entities	—	21	—	21	—	18	—	18
Corporate debt securities	—	610	—	610	—	630	—	630
U.S. Treasury securities	601	—	—	601	618	—	—	618
Marketable equity securities	109	—	—	109	106	—	—	106
Contingent value right	—	—	26	26	—	—	29	29
Derivative assets related to terminated acquisition	—	—	47	47	—	—	10	10
Deferred compensation plan assets	—	40	—	40	—	48	—	48
Total assets measured at fair value	$2,443	$671	$73	$3,187	$2,456	$696	$39	$3,191
Liabilities:
Deferred compensation plan liability	$—	$38	$—	$38	$—	$46	$—	$46

Our available-for-sale securities consist of highly-liquid, investment-grade debt securities and marketable equity securities. We consider information provided by our investment accounting and reporting service provider in the measurement of fair value of our debt securities. The investment service provider provides valuation information from an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. Our marketable equity securities are measured at fair value based on quoted trade prices in active markets. Our deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We perform control procedures to corroborate the fair value of our holdings, including comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs, if necessary. We elected the fair value option to measure the contingent value right received from Helix. The fair value of our contingent value right, included in other assets, is derived using a Monte Carlo simulation. The derivative assets related to the terminated acquisition of PacBio are financial instruments measured at fair value, included in other assets. Significant estimates and assumptions required for these valuations include, but are not limited to, probabilities related to the timing and outcome of future financing and/or liquidity events and an assumption regarding collectibility. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

4. DEBT

Summary of debt obligations

In millions	March 29, 2020	December 29, 2019
Principal amount of 2023 Notes outstanding	$750	$750
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(116)	(126)
Net carrying amount of liability component of convertible senior notes	1,151	1,141
Less: current portion	(499)	—
Long-term debt	$652	$1,141
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$213	$213
Fair value of convertible senior notes outstanding (Level 2)	$1,361	$1,549
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	3.0 years	3.2 years

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

The 2023 Notes were not convertible as of March 29, 2020 and had no dilutive impact during the three months ended March 29, 2020. If the 2023 Notes were converted as of March 29, 2020, the if-converted value would not exceed the principal amount.

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

The potential dilutive impact of the 2021 Notes has been included in our calculation of diluted earnings per share for Q1 2020. If the 2021 Notes were converted as of March 29, 2020, the if-converted value would not exceed the principal amount. The 2021 Notes were not convertible as of March 29, 2020. During Q1 2020, the carrying value of the 2021 Notes was reclassified to short-term as they become convertible within twelve months of the balance sheet date.

0% Convertible Senior Notes due 2019 (2019 Notes)

In June 2014, we issued $633 million aggregate principal amount of 2019 Notes, and the implied estimated effective rate of the liability component was 2.9%. The 2019 Notes matured on June 15, 2019, and the excess of the conversion value over the principal amount was paid in 0.4 million shares of common stock.

5. STOCKHOLDERS’ EQUITY

As of March 29, 2020, approximately 4.1 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 29, 2019	1,700	271	$271.49	$258.66
Awarded	82	55	$300.29	$348.46
Vested	(26)	—	$198.43	—
Cancelled	(70)	(30)	$260.73	$254.81
Outstanding at March 29, 2020	1,686	296	$274.46	$275.65

______________________________________

(1)	The number of units reflect the estimated number of shares to be issued at the end of the performance period.

Stock Options

Stock option activity was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 29, 2019	58	$56.65
Exercised	(17)	$36.62
Outstanding and exercisable at March 29, 2020	41	$64.63

ESPP

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During Q1 2020, approximately 0.1 million shares were issued under the ESPP. As of March 29, 2020, there were approximately 13.4 million shares available for issuance under the ESPP.

Share Repurchases

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. During Q1 2020, we repurchased 0.7 million shares for approximately $187 million.  Authorizations to repurchase approximately $563 million of our common stock remained available as of March 29, 2020.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows:

In millions	Q1 2020	Q1 2019
Cost of product revenue	$5	$5
Cost of service and other revenue	1	1
Research and development	15	18
Selling, general and administrative	18	27
Share-based compensation expense before taxes	39	51
Related income tax benefits	(9)	(10)
Share-based compensation expense, net of taxes	$30	$41

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during Q1 2020 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	1.46% - 2.56%
Expected volatility	30% - 37%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$77.19

As of March 29, 2020, approximately $458 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.4 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS

Accounts Receivable

In millions	March 29, 2020	December 29, 2019
Trade accounts receivable, gross	$473	$575
Allowance for credit losses	(1)	(2)
Total accounts receivable, net	$472	$573

Inventory

In millions	March 29, 2020	December 29, 2019
Raw materials	$114	$108
Work in process	243	225
Finished goods	27	26
Total inventory	$384	$359

Accrued Liabilities

In millions	March 29, 2020	December 29, 2019
Contract liabilities, current portion	$158	$167
Accrued compensation expenses	112	154
Accrued taxes payable	54	86
Operating lease liabilities, current portion	46	45
Other, including warranties (a)	55	64
Total accrued liabilities	$425	$516

(a) Changes in the reserve for product warranties were as follows:

In millions	Q1 2020	Q1 2019
Balance at beginning of period	$14	$19
Additions charged to cost of product revenue	3	3
Repairs and replacements	(5)	(6)
Balance at end of period	$12	$16

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

8. INCOME TAXES

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate in Q1 2020 was 2.5%. In Q1 2020, the decrease from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation.

9. SEGMENT INFORMATION

We have one reportable segment, Core Illumina, as of March 29, 2020, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Helix. See note “3. Investments and Fair Value Measurements” for further details.

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of our previously consolidated VIE, Helix.

Helix:

Helix was established to enable individuals to explore their genetic information by providing affordable sequencing and database services for consumers through third-party partners, driving the creation of an ecosystem of consumer applications.

Core Illumina sells products and provides services to Helix in accordance with contractual agreements between the entities.

In millions	Q1 2020	Q1 2019
Revenue:
Core Illumina	$859	$846
Helix	—	1
Elimination of intersegment revenue	—	(1)
Consolidated revenue	$859	$846

Income (loss) from operations:
Core Illumina	$189	$221
Helix	—	(18)
Elimination of intersegment earnings	—	1
Consolidated income from operations	$189	$204

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

Our discussion of our results of operations, financial condition, and cash flow for Q1 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended March 31, 2019.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see “Consideration Regarding Forward-Looking Statements” preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto within the Condensed Consolidated Financial Statements section of this report, and the other transactions, events, and trends discussed in “Risk Factors” within the Other Key Information section of this report.

Financial Overview

The COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. We expect the COVID-19 pandemic to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. As such, we will provide an update on our quarterly results only, without discussion about our expectations for the rest of the year.

Consolidated financial highlights for Q1 2020 included the following:

•
Revenue increased 2% during Q1 2020 to $859 million compared to $846 million in Q1 2019 primarily due to growth in sequencing consumables, partially offset by a decrease in microarray revenue and fewer shipments of our sequencing instruments, with the exception of our NextSeq 2000 platform, which launched in Q1 2020.

•
Gross profit as a percentage of revenue (gross margin) was 72.1% in Q1 2020 compared to 69.1% in Q1 2019. The gross margin increase was driven primarily by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, and an increase in revenue from development and licensing agreements. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•
Income from operations as a percentage of revenue was 22.0% in Q1 2020 compared to 24.2% in Q1 2019. The decrease was due to an increase in operating expenses as a percentage of revenue offset partially by an increase in gross margin.

•
Our effective tax rate was 2.5% in Q1 2020 compared to 3.9% in Q1 2019. In Q1 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation.

•	We ended Q1 2020 with cash, cash equivalents, and short-term investments totaling $3.3 billion as of March 29, 2020, of which approximately $798 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.

	Q1 2020	Q1 2019
Revenue:
Product revenue	81.6%	78.8%
Service and other revenue	18.4	21.2

Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	20.3	21.5
Cost of service and other revenue	6.8	8.3
Amortization of acquired intangible assets	0.8	1.1
Total cost of revenue	27.9	30.9
Gross profit	72.1	69.1
Operating expense:
Research and development	18.2	20.0
Selling, general and administrative	31.9	24.9
Total operating expense	50.1	44.9
Income from operations	22.0	24.2
Other (expense) income:
Interest income	1.6	2.7
Interest expense	(1.3)	(1.8)
Other (expense) income, net	(1.6)	2.5
Total other (expense) income, net	(1.3)	3.4
Income before income taxes	20.7	27.6
Provision for income taxes	0.6	1.1
Consolidated net income	20.1	26.5
Add: Net loss attributable to noncontrolling interests	—	1.0
Net income attributable to Illumina stockholders	20.1%	27.5%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three-month periods ended March 29, 2020 and March 31, 2019 were both 13 weeks.

Revenue

Dollars in millions	Q1 2020	Q1 2019	Change	% Change
Consumables	$620	$556	$64	12%
Instruments	81	111	(30)	(27)
Total product revenue	701	667	34	5
Service and other revenue	158	179	(21)	(12)
Total revenue	$859	$846	$13	2%

Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements. Total revenue relates primarily to Core Illumina for all periods presented.

The increase in consumables revenue in Q1 2020 was primarily due to increases in sequencing consumables revenue of $72 million, driven primarily by growth in the instrument installed base. The increase in sequencing consumables revenue was partially offset by a decrease in microarray consumables revenue primarily due to ongoing weakness in the direct-to-consumer (DTC) market. Instruments revenue decreased in Q1 2020 primarily due to a $26 million decrease in sequencing instruments revenue, which was driven by decreased shipments to our customers impacted by the effects of the COVID-19 pandemic. We experienced fewer shipments across our portfolio, with the exception of our NextSeq 2000 platform, which launched in Q1 2020. Service and other revenue decreased in Q1 2020, primarily due to decreased revenue from genotyping services, partially offset by increased revenue from licensing and development agreements.

Gross Margin

Dollars in millions	Q1 2020	Q1 2019	Change	% Change
Gross profit	$619	$584	$35	6%
Gross margin	72.1%	69.1%

The gross margin increase in Q1 2020 was driven primarily by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, and an increase in revenue from development and licensing agreements.

Operating Expense

Dollars in millions	Q1 2020	Q1 2019	Change	% Change
Research and development	$156	$169	$(13)	(8)%
Selling, general and administrative	274	211	63	30
Total operating expense	$430	$380	$50	13%

Core Illumina R&D expense decreased by $6 million, or 4% in Q1 2020, primarily due to a decrease in outside services. Helix R&D expense decreased by $7 million in Q1 2020, due to its deconsolidation on April 25, 2019.

Core Illumina SG&A expense increased by $69 million, or 34%, in Q1 2020, primarily due to expenses related to the Reverse Termination Fee and Continuation Advances paid to PacBio, partially offset by a decrease in other compensation related expenses. Helix SG&A expense decreased by $6 million in Q1 2020, due to its deconsolidation on April 25, 2019.

Other (Expense) Income, Net

Dollars in millions	Q1 2020	Q1 2019	Change	% Change
Interest income	$14	$23	$(9)	(39)%
Interest expense	(11)	(15)	4	(27)
Other (expense) income, net	(14)	21	(35)	(167)
Total other (expense) income, net	$(11)	$29	$(40)	(138)%

Other (expense) income relates primarily to Core Illumina for all periods presented.

Interest income decreased in Q1 2020 as a result of lower yields on our short-term debt securities. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The fluctuations in other (expense) income, net were primarily due to a $15 million gain in Q1 2019 from the settlement of a contingency related to the deconsolidation of GRAIL in 2017, and fair value adjustments related to our investments, derivative assets related to the terminated PacBio acquisition, and contingent value right received from Helix.

Provision for Income Taxes

Dollars in millions	Q1 2020	Q1 2019	Change	% Change
Income before income taxes	$178	$233	$(55)	(24)%
Provision for income taxes	5	9	(4)	(44)
Consolidated net income	$173	$224	$(51)	(23)%
Effective tax rate	2.5%	3.9%

Our effective tax rate was 2.5% for Q1 2020 compared to 3.9% in Q1 2019. The variance from the U.S. federal statutory tax rate of 21% in Q1 2020 was primarily attributable to discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation. For Q1 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to a discrete tax benefit related to uncertain tax positions, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business and Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. As a result of the Ninth Circuit decision on June 7, 2019 to overturn a U.S. Tax Court opinion provided in Q3 2015 that stock compensation should be excluded from cost sharing charges, we anticipate our effective tax rate may be adversely impacted. The final resolution of this case is uncertain, but if it is determined that the outcome of this decision is more likely than not, we anticipate a discrete tax expense of less than $30 million could be recorded.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2020, we had approximately $2.0 billion in cash and cash equivalents, of which approximately $798 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $0.1 billion from December 29, 2019, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of March 29, 2020, we had $1.3 billion in short-term investments. Our short-term investments are predominantly comprised of marketable securities consisting of debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

Our convertible senior notes due in 2021 and 2023 were not convertible as of March 29, 2020. During Q1 2020, the carrying value of the 2021 Notes was reclassified to short-term as they become convertible within twelve months of the balance sheet date.

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

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $563 million of our common stock remained available as of March 29, 2020.

We had $51 million and up to $160 million, respectively, remaining in our capital commitments to two venture capital investment funds as of March 29, 2020 that are callable through April 2026 and July 2029, respectively.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:

•	our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;

•	scientific progress in our research and development programs and the magnitude of those programs;

•	competing technological and market developments; and

•	the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

In millions	Q1 2020	Q1 2019
Net cash provided by operating activities	$281	$198
Net cash (used in) provided by investing activities	(135)	988
Net cash used in financing activities	(191)	(60)
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net (decrease) increase in cash and cash equivalents	$(51)	$1,126

Operating Activities

Net cash provided by operating activities in Q1 2020 primarily consisted of net income of $173 million plus net adjustments of $154 million, partially offset by net changes in operating assets and liabilities of $46 million. The primary adjustments to net income included a loss on derivative assets related to a terminated acquisition of $95 million, depreciation and amortization expenses of $44 million, share-based compensation of $39 million, and accretion of debt discount of $10 million, partially offset by deferred income taxes of $29 million and unrealized gains on marketable equity securities of $3 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory, prepaid expenses and other current assets, and other assets and decreases in accrued liabilities and accounts payable, partially offset by a decrease in accounts receivable and an increase in other long-term liabilities.

Investing Activities

Net cash used in investing activities totaled $135 million in Q1 2020. We purchased $256 million of available-for-sale securities and $293 million of our available-for-sale securities matured or were sold during the period. We paid $132 million for derivative assets, consisting of a $98 million Reverse Termination Fee and $34 million in Continuation Advances, associated with the terminated acquisition of PacBio. We invested $40 million in capital expenditures, primarily associated with our investment in facilities.

Financing Activities

Net cash used in financing activities in Q1 2020 totaled $191 million. We used $188 million to repurchase our common stock, including commissions, and $35 million to pay taxes related to net share settlement of equity awards. We received $32 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during Q1 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

For summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2020, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no substantial changes to our market risks in Q1 2020, when compared to the disclosures in ”Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

OTHER KEY INFORMATION

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

During Q1 2020, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

LEGAL PROCEEDINGS

See discussion of legal proceedings in note “7. Legal Proceedings” in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

RISK FACTORS

Our business is subject to various risks, including those described in “Risk Factors” within the Business and Market Information Section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factor could adversely affect our operating results and stock price:

We are unable to predict the extent to which the COVID-19 pandemic will adversely impact our business operations and financial performance.

The COVID-19 pandemic caused by the SARS-CoV-2 virus and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and will (1) negatively impact the demand for our products and services, (2) restrict our sales operations, marketing efforts, and customer field support, (3) impede the shipping and delivery of our products to customers (4) disrupt our supply chain, and (5) limit our ability to conduct research and product development and other important business activities. For example, in response to the COVID-19 pandemic, certain industry and customer events have been canceled, postponed or moved to virtual-only experiences, and we may further alter, postpone or cancel additional customer, employee or industry events in the future; we are requiring most of our employees to work remotely; and we may incur increased costs and experience delays in sales, purchases, deliveries and other business activities associated with the invocation by customers, suppliers, service providers, and other business partners of contractual provisions they may claim are triggered by the COVID-19 pandemic. We expect the COVID-19 pandemic to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact the fair value of our marketable securities.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

On February 5, 2020, our Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Shares repurchased in open-market transactions pursuant to this program during Q1 2020 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 30, 2019 - January 26, 2020	—	—	—	$750,000
January 27, 2020 - February 23, 2020	236	$296.78	236	$680,002
February 24, 2020 - March 29, 2020	424	$277.01	424	$562,500
Total	660	$284.08	660	$562,500

Unregistered Sales of Equity Securities

None during the quarterly period ended March 29, 2020.

EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	April 30, 2020	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer