Form 10-Q
period 2020-06-28
ILLUMINA, INC.
filed 2020-08-07
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of July 31, 2020, there were 146 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 28, 2020

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

Consideration Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “continue,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “potential,” “predict,” should,” “will,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking.  Examples of forward-looking statements include, among others, statements we make regarding:
•our expectations as to our future financial performance, results of operations, or other operational results or metrics;
•our expectations regarding the launch of new products or services;
•the benefits that we expect will result from our business activities and certain transactions we have completed, such as product introductions, increased revenue, decreased expenses, and avoided expenses and expenditures;
•our expectations of the effect on our financial condition of claims, litigation, contingent liabilities, and governmental investigations, proceedings, and regulations;
•our strategies or expectations for product development, market position, financial results, and reserves;
•our expectations regarding the integration of any acquired technologies with our existing technology; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.  Therefore, you should not rely on any of these forward-looking statements.  Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the impact to our business and operating results caused by the COVID-19 pandemic;
•our expectations and beliefs regarding prospects and growth for our business and the markets in which we operate;
•the timing and mix of customer orders among our products and services;
•challenges inherent in developing, manufacturing, and launching new products and services, including expanding manufacturing operations and reliance on third-party suppliers for critical components;
•the impact of recently launched or pre-announced products and services on existing products and services;
•our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and to expand the markets for our technology platforms;
•our ability to manufacture robust instrumentation and consumables;
•our ability to identify and integrate acquired technologies, products, or businesses successfully;
•the assumptions underlying our critical accounting policies and estimates;
•our assessments and estimates that determine our effective tax rate;
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability, that we may incur as a result of those proceedings;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and

•other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business and Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 28, 2020	December 29, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,770	$2,042
Short-term investments	1,498	1,372
Accounts receivable, net	385	573
Inventory	435	359
Prepaid expenses and other current assets	106	105
Total current assets	4,194	4,451
Property and equipment, net	890	889
Operating lease right-of-use assets	549	555
Goodwill	894	824
Intangible assets, net	156	145
Deferred tax assets, net	13	64
Other assets	552	388
Total assets	$7,248	$7,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$149
Accrued liabilities	477	516
Long-term debt, current portion	503	—
Total current liabilities	1,115	665
Operating lease liabilities	681	695
Long-term debt	659	1,141
Other long-term liabilities	230	202
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	3,649	3,560
Accumulated other comprehensive income	14	5
Retained earnings	4,287	4,067
Treasury stock, at cost	(3,389)	(3,021)
Total stockholders’ equity	4,563	4,613
Total liabilities and stockholders’ equity	$7,248	$7,316
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue:
Product revenue	$527	$704	$1,228	$1,372
Service and other revenue	106	134	264	312
Total revenue	633	838	1,492	1,684
Cost of revenue:
Cost of product revenue	152	196	326	378
Cost of service and other revenue	46	59	105	130
Amortization of acquired intangible assets	7	10	14	19
Total cost of revenue	205	265	445	527
Gross profit	428	573	1,047	1,157
Operating expense:
Research and development	155	166	311	335
Selling, general and administrative	177	202	451	412
Total operating expense	332	368	762	747
Income from operations	96	205	285	410
Other income (expense):
Interest income	7	20	21	43
Interest expense	(11)	(15)	(22)	(30)
Other income, net	73	136	58	157
Total other income, net	69	141	57	170
Income before income taxes	165	346	342	580
Provision for income taxes	118	53	122	63
Consolidated net income	47	293	220	517
Add: Net loss attributable to noncontrolling interests	—	3	—	12
Net income attributable to Illumina stockholders	$47	$296	$220	$529
Earnings per share attributable to Illumina stockholders:
Basic	$0.32	$2.01	$1.50	$3.60
Diluted	$0.32	$1.99	$1.49	$3.56
Shares used in computing earnings per share:
Basic	147	147	147	147
Diluted	148	149	148	149
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Consolidated net income	$47	$293	$220	$517
Unrealized gain on available-for-sale debt securities, net of deferred tax	8	3	9	6
Total consolidated comprehensive income	55	296	229	523
Add: Comprehensive loss attributable to noncontrolling interests	—	3	—	12
Comprehensive income attributable to Illumina stockholders	$55	$299	$229	$535
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of December 30, 2018	192	$2	$3,290	$(1)	$3,083	(45)	$(2,616)	$87	$3,845
Net income (loss)	—	—	—	—	233	—	—	(2)	231
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(86)	—	(59)
Share-based compensation	—	—	51	—	—	—	—	—	51
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	18	—	—	—	—	—	18
Balance as of March 31, 2019	192	2	3,385	2	3,298	(45)	(2,702)	85	4,070
Net income (loss)	—	—	—	—	296	—	—	(1)	295
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	1	—	3	—	—	—	(3)	—	—
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	—	(2)
Deconsolidation of Helix	—	—	2	—	—	—	—	(84)	(82)
Balance as of June 30, 2019	193	2	3,436	5	3,594	(45)	(2,705)	—	4,332
Net income	—	—	—	—	234	—	—	—	234
Issuance of common stock, net of repurchases	—	—	29	—	—	(1)	(201)	—	(172)
Share-based compensation	—	—	45	—	—	—	—	—	45
Balance as of September 29, 2019	193	2	3,510	5	3,828	(46)	(2,906)	—	4,439
Net income	—	—	—	—	239	—	—	—	239
Issuance of common stock, net of repurchases	1	—	—	—	—	(1)	(115)	—	(115)
Share-based compensation	—	—	50	—	—	—	—	—	50
Balance as of December 29, 2019	194	2	3,560	5	4,067	(47)	(3,021)	—	4,613
Net income	—	—	—	—	173	—	—	—	173
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	1	—	—	—	—	1
Issuance of common stock, net of repurchases	—	—	32	—	—	—	(223)	—	(191)
Share-based compensation	—	—	39	—	—	—	—	—	39
Balance as of March 29, 2020	194	2	3,631	6	4,240	(47)	(3,244)	—	4,635
Net income	—	—	—	—	47	—	—	—	47
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	8	—	—	—	—	8

Issuance of common stock, net of repurchases	—	—	2	—	—	(1)	(145)	—	(143)
Share-based compensation	—	—	16	—	—	—	—	—	16
Balance as of June 28, 2020	194	$2	$3,649	$14	$4,287	(48)	$(3,389)	$—	$4,563
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Consolidated net income	$220	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	75	76
Amortization of intangible assets	15	20
Share-based compensation expense	55	99
Accretion of debt discount	19	27
Deferred income taxes	47	6
Unrealized gains on marketable equity securities	(69)	(104)
Payment of accreted debt discount	—	(84)
Gains on deconsolidation	—	(54)
Loss on derivative assets related to terminated acquisition	107	—
Other	(12)	(5)
Changes in operating assets and liabilities:
Accounts receivable	190	46
Inventory	(75)	(36)
Prepaid expenses and other current assets	3	(11)
Operating lease right-of-use assets and liabilities, net	(7)	(3)
Other assets	(23)	(11)
Accounts payable	(13)	(43)
Accrued liabilities	(41)	(87)
Other long-term liabilities	30	(12)
Net cash provided by operating activities	521	341
Cash flows from investing activities:
Maturities of available-for-sale securities	218	1,204
Purchases of available-for-sale securities	(547)	(393)
Sales of available-for-sale securities	287	386
Proceeds from the deconsolidation of GRAIL	—	15
Cash paid for derivative assets related to terminated acquisition	(132)	—
Purchases of property and equipment	(79)	(103)
Deconsolidation of Helix cash	—	(29)
Net purchases of strategic investments	(107)	(13)
Net cash paid for acquisition	(95)	—
Net cash (used in) provided by investing activities	(455)	1,067
Cash flows from financing activities:
Payments on financing obligations	—	(550)
Common stock repurchases	(330)	(63)
Taxes paid related to net share settlement of equity awards	(38)	(26)
Proceeds from issuance of common stock	34	30
Net cash used in financing activities	(334)	(609)
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net (decrease) increase in cash and cash equivalents	(272)	799
Cash and cash equivalents at beginning of period	2,042	1,144
Cash and cash equivalents at end of period	$1,770	$1,943
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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q2 2020 and Q2 2019 refer to the three months ended June 28, 2020 and June 30, 2019, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2020 and 2019 refer to the six months ended June 28, 2020 and June 30, 2019, respectively, which were both 26 weeks.

Significant Accounting Policies

During the first half of 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, except as described in Recently Adopted Accounting Pronouncements below.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. We adopted the standard on its effective date in the first quarter of 2020 using a modified retrospective approach. The cumulative effect of applying the new credit loss standard was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the condensed consolidated financial statements in YTD 2020 due to the adoption of ASU 2016-13.

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

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Up to April 25, 2019, the date of Helix Holdings I, LLC’s (Helix) deconsolidation, per-share losses of Helix were included in the consolidated basic and diluted earnings per share computations based on our share of Helix’s securities.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Weighted average shares outstanding	147	147	147	147
Effect of potentially dilutive common shares from:
Equity awards	1	1	1	1
Convertible senior notes	—	1	—	1
Weighted average shares used in calculating diluted earnings per share	148	149	148	149
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	—	—	1	—

2. REVENUE
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

Revenue by Source

	Q2 2020			Q2 2019
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$387	$49	$436	$497	$74	$571
Instruments	88	3	91	129	4	133
Total product revenue	475	52	527	626	78	704
Service and other revenue	91	15	106	102	32	134
Total revenue	$566	$67	$633	$728	$110	$838

	YTD 2020			YTD 2019
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$940	$116	$1,056	$978	$149	$1,127
Instruments	166	6	172	234	11	245
Total product revenue	1,106	122	1,228	1,212	160	1,372
Service and other revenue	219	45	264	215	97	312
Total revenue	$1,325	$167	$1,492	$1,427	$257	$1,684

Revenue by Geographic Area

Based on region of destination (in millions)	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Americas	$335	$476	$812	$949
Europe, Middle East, and Africa	168	208	389	418
Greater China (1)	79	97	163	185
Asia-Pacific	51	57	128	132
Total revenue	$633	$838	$1,492	$1,684
(1) Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of June 28, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $784 million, of which approximately 85% is expected to be converted to revenue in the next twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of June 28, 2020 and December 29, 2019 were $196 million and $209 million, respectively, of which the short-term portions of $153 million and $167 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q2 2020 and YTD 2020 included $38 million and $106 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 29, 2019.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Debt Securities

Our short-term investments are primarily available-for-sale debt securities that consisted of the following:

	June 28, 2020			December 29, 2019
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$50	$—	$50	$18	$—	$18
Corporate debt securities	598	9	607	627	3	630
U.S. Treasury securities	656	9	665	616	2	618
Total	$1,304	$18	$1,322	$1,261	$5	$1,266
Realized gains and losses are determined based on the specific-identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities, as of June 28, 2020, were as follows:

In millions	Estimated Fair Value
Due within one year	$525
After one but within five years	797
Total	$1,322
We have the ability, if necessary, to liquidate any of our cash equivalents and short-term investments to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

Marketable Equity Securities

As of June 28, 2020 and December 29, 2019, the fair value of our marketable equity securities, included in short-term investments, totaled $176 million and $106 million, respectively. Total unrealized gains on our marketable equity securities, included in other income, net, were $66 million and $69 million in Q2 2020 and YTD 2020, respectively, and $102 million and $104 million in Q2 2019 and YTD 2019, respectively.

Non-Marketable Equity Securities

As of June 28, 2020 and December 29, 2019, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $305 million and $220 million, respectively.

One of our investments is a VIE for which we have concluded that we are not the primary beneficiary, and therefore, we do not consolidate this VIE in our consolidated financial statements. We have determined our maximum exposure to loss, as a result of our involvement with the VIE, to be the carrying value of our investment, which was $250 million and $190 million as of June 28, 2020 and December 29, 2019, respectively, recorded in other assets. During Q2 2020, we made an additional $60 million investment in this VIE.

Revenue recognized from transactions with our strategic investees was $10 million and $23 million for Q2 2020 and YTD 2020, respectively, and $18 million and $34 million for Q2 2019 and YTD 2019, respectively.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $160 million, callable through July 2029, respectively, of which $44 million and up to $143 million, respectively, remained callable as of June 28, 2020. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $79 million and $53 million as of June 28, 2020 and December 29, 2019, respectively.

Previously Consolidated Variable Interest Entity

Helix Holdings I, LLC (Helix)

In July 2015, we obtained a 50% voting equity ownership interest in Helix. At that time, we determined that we had unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and, as a result, we were deemed to be the primary beneficiary of Helix and were required to consolidate Helix. The operations of Helix are included in the accompanying condensed consolidated statements of income for Q2 2019 and the first half of 2019, up to the date of the deconsolidation, described below. During this period, we absorbed 50% of Helix’s losses.

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

During Q2 2020 and YTD 2020, changes in the fair value of the contingent value right resulted in unrealized gains of $8 million and $5 million, respectively, included in other income, net. During Q2 2019, such changes resulted in an unrealized loss of $3 million.

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

The potential repayments of the Continuation Advances and Reverse Termination Fee meet the definition of derivative assets and are recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expenses. Changes in the fair value of the derivative assets are included in other income, net, and totaled $11 million and $15 million in unrealized losses in Q2 2020 and YTD 2020, respectively.

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 28, 2020				December 29, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,468	$—	$—	$1,468	$1,732	$—	$—	$1,732
Debt securities in government-sponsored entities	—	50	—	50	—	18	—	18
Corporate debt securities	—	607	—	607	—	630	—	630
U.S. Treasury securities	665	—	—	665	618	—	—	618
Marketable equity securities	176	—	—	176	106	—	—	106
Contingent value right	—	—	33	33	—	—	29	29
Derivative assets related to terminated acquisition	—	—	36	36	—	—	10	10
Deferred compensation plan assets	—	48	—	48	—	48	—	48
Total assets measured at fair value	$2,309	$705	$69	$3,083	$2,456	$696	$39	$3,191
Liabilities:
Deferred compensation plan liability	$—	$46	$—	$46	$—	$46	$—	$46

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

4. DEBT
Summary of debt obligations

In millions	June 28, 2020	December 29, 2019
Principal amount of 2023 Notes outstanding	$750	$750
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(105)	(126)
Net carrying amount of liability component of convertible senior notes	1,162	1,141
Less: current portion	(503)	—
Long-term debt	$659	$1,141
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$213	$213
Fair value of convertible senior notes outstanding (Level 2)	$1,563	$1,549
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	2.8 years	3.2 years

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
The 2023 Notes were not convertible as of June 28, 2020 and had no dilutive impact during YTD 2020. If the 2023 Notes were converted as of June 28, 2020, the if-converted value would not exceed the principal amount.

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

The market price of our common stock met the stock trading price conversion requirement of $330.64 and the 2021 Notes became convertible on July 1, 2020, and continue to be convertible through September 30, 2020. The potential dilutive impact of the 2021 Notes has been included in our calculation of diluted earnings per share for Q2 2020 and YTD 2020. If the 2021 Notes were converted as of June 28, 2020, the if-converted value would exceed the principal amount by $211 million.

0% Convertible Senior Notes due 2019 (2019 Notes)

In June 2014, we issued $633 million aggregate principal amount of 2019 Notes, and the implied estimated effective rate of the liability component was 2.9%. The 2019 Notes matured on June 15, 2019, and the excess of the conversion value over the principal amount was paid in 0.4 million shares of common stock.

5. STOCKHOLDERS’ EQUITY
As of June 28, 2020, approximately 4.1 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 29, 2019	1,700	271	$271.49	$258.66
Awarded	208	(200)	$292.92	$257.76
Vested	(58)	—	$218.61	—
Cancelled	(135)	(71)	$264.36	$261.19
Outstanding at June 28, 2020	1,715	—	$276.43	—
______________________________________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

Stock Options

Stock option activity was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 29, 2019	58	$56.65
Exercised	(48)	$56.33
Outstanding and exercisable at June 28, 2020	10	$58.21

ESPP

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2020, approximately 0.1 million shares were issued under the ESPP. As of June 28, 2020, there were approximately 13.4 million shares available for issuance under the ESPP.
Share Repurchases

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. During YTD 2020, we repurchased 1.1 million shares for approximately $330 million.  Authorizations to repurchase approximately $420 million of our common stock remained available as of June 28, 2020.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows:

In millions	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Cost of product revenue	$3	$5	$7	$10
Cost of service and other revenue	1	1	2	2
Research and development	12	16	27	34
Selling, general and administrative	1	26	19	53
Share-based compensation expense before taxes	17	48	55	99
Related income tax benefits	(6)	(11)	(15)	(21)
Share-based compensation expense, net of taxes	$11	$37	$40	$78

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during YTD 2020 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	1.46% - 2.56%
Expected volatility	30% - 37%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$77.19
As of June 28, 2020, approximately $378 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.4 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	June 28, 2020	December 29, 2019
Trade accounts receivable, gross	$389	$575
Allowance for credit losses	(4)	(2)
Total accounts receivable, net	$385	$573

Inventory

In millions	June 28, 2020	December 29, 2019
Raw materials	$147	$108
Work in process	261	225
Finished goods	27	26
Total inventory	$435	$359

Intangible Assets and Goodwill

We recorded a developed technology intangible asset of $26 million, with a useful life of 10 years, as a result of an acquisition in Q2 2020.

Changes to goodwill during the first half of 2020 were as follows:

In millions	Goodwill
Balance as of December 29, 2019	$824
Acquisition	70
Balance as of June 28, 2020	$894

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in Q2 2020, noting no impairment.

Accrued Liabilities

In millions	June 28, 2020	December 29, 2019
Contract liabilities, current portion	$153	$167
Accrued compensation expenses	164	154
Accrued taxes payable	44	86
Operating lease liabilities, current portion	48	45
Other, including warranties (a)	68	64
Total accrued liabilities	$477	$516
(a) Changes in the reserve for product warranties were as follows:

In millions	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Balance at beginning of period	$12	$16	$14	$19
Additions charged to cost of product revenue	2	6	5	9
Repairs and replacements	(4)	(6)	(9)	(12)
Balance at end of period	$10	$16	$10	$16

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

As of June 28, 2020, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of June 28, 2020 and December 29, 2019, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $321 million and $252 million, respectively.

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

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for Q2 2020 and YTD 2020 were 71.6% and 35.7%, respectively. In Q2 2020, the increase from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense of $62 million related to the valuation allowance recorded against the deferred tax asset for California research and development credits, and discrete tax expense of $28 million related to the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments, partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. In YTD 2020, the increase from the U.S. federal statutory tax rate was primarily attributable to the items noted above for Q2 2020, partially offset by discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition and tax benefits related to share-based compensation.

9. SEGMENT INFORMATION
We have one reportable segment, Core Illumina, as of June 28, 2020, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Helix. See note “3. Investments and Fair Value Measurements” for further details.

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

Core Illumina sells products and provides services to Helix in accordance with contractual agreements between the entities.

In millions	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Revenue:
Core Illumina	$633	$838	$1,492	$1,684
Helix	—	—	—	1
Elimination of intersegment revenue	—	—	—	(1)
Consolidated revenue	$633	$838	$1,492	$1,684

Income (loss) from operations:
Core Illumina	$96	$211	$285	$433
Helix	—	(6)	—	(24)
Elimination of intersegment earnings	—	—	—	1
Consolidated income from operations	$96	$205	$285	$410

MANAGEMENT’S DISCUSSION & ANALYSIS
Our Management’s Discussion and Analysis (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying condensed consolidated financial statements and notes. This MD&A is organized as follows:

•Management’s Overview and Outlook. High level discussion of our operating results and significant known trends that affect our business.

•Results of Operations. Detailed discussion of our revenues and expenses.

•Liquidity and Capital Resources. Discussion of key aspects of our condensed consolidated statements of cash flows, changes in our financial position, and our financial commitments.

•Critical Accounting Policies and Estimates. Discussion of significant changes since our most recent Annual Report on Form 10-K that we believe are important to understanding the assumptions and judgments underlying our condensed consolidated financial statements.

•Recent Accounting Pronouncements. Summary of recent accounting pronouncements applicable to our condensed consolidated financial statements.

•Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

•Quantitative and Qualitative Disclosure About Market Risk. Discussion of our financial instruments’ exposure to market risk.

Our discussion of our results of operations, financial condition, and cash flow for Q2 2019 and YTD 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended June 30, 2019.

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

Our comprehensive line of products addresses the scale of experimentation and breadth of functional analysis to advance disease research, drug development, and the development of molecular tests. This portfolio of leading-
edge sequencing and array-based solutions addresses a range of genomic complexity and throughput, enabling researchers and clinical practitioners to select the best solution for their scientific challenge.

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

Financial Overview

The COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. As a result, we experienced a decline in our sales and results of operations during Q2 2020 and YTD 2020. We expect the COVID-19 pandemic to continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. As such, we will provide an update on our Q2 2020 and YTD 2020 results only, without discussion about our expectations for the rest of the year.

Consolidated financial highlights for YTD 2020 included the following:

•Revenue decreased 11% in YTD 2020 to $1,492 million compared to $1,684 million in YTD 2019 primarily due to decreased shipments of sequencing consumables and instruments to our customers impacted by the effects of the COVID-19 pandemic.

•Gross profit as a percentage of revenue (gross margin) was 70.2% in YTD 2020 compared to 68.7% in YTD 2019. The gross margin increase was driven primarily by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, and an increase in revenue from development and licensing agreements. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•Income from operations as a percentage of revenue was 19.1% in YTD 2020 compared to 24.3% in YTD 2019. The decrease was due to an increase in operating expenses as a percentage of revenue, primarily due to the decrease in revenue in YTD 2020 compared to YTD 2019, offset partially by an increase in gross margin.

•Our effective tax rate was 35.7% in YTD 2020 compared to 10.8% in YTD 2019. In YTD 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation.

•We ended Q2 2020 with cash, cash equivalents, and short-term investments totaling $3.3 billion as of June 28, 2020, of which approximately $464 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.

	Q2 2020	Q2 2019	YTD 2020	YTD 2019
Revenue:
Product revenue	83.3%	84.0%	82.3%	81.5%
Service and other revenue	16.7	16.0	17.7	18.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	24.0	23.4	21.8	22.4
Cost of service and other revenue	7.2	7.0	7.1	7.8
Amortization of acquired intangible assets	1.1	1.2	0.9	1.1
Total cost of revenue	32.3	31.6	29.8	31.3
Gross profit	67.7	68.4	70.2	68.7
Operating expense:
Research and development	24.5	19.8	20.8	19.9
Selling, general and administrative	28.0	24.1	30.3	24.5
Total operating expense	52.5	43.9	51.1	44.4
Income from operations	15.2	24.5	19.1	24.3
Other income (expense):
Interest income	1.1	2.4	1.4	2.6
Interest expense	(1.8)	(1.8)	(1.5)	(1.8)
Other income, net	11.5	16.2	3.9	9.3
Total other income, net	10.8	16.8	3.8	10.1
Income before income taxes	26.0	41.3	22.9	34.4
Provision for income taxes	18.6	6.3	8.2	3.7
Consolidated net income	7.4	35.0	14.7	30.7
Add: Net loss attributable to noncontrolling interests	—	0.3	—	0.7
Net income attributable to Illumina stockholders	7.4%	35.3%	14.7%	31.4%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q2 2020 and Q2 2019 refer to the three months ended June 28, 2020 and June 30, 2019, respectively, which were both 13 weeks, and references to year-to-date (YTD) of 2020 and 2019 refer to the six months ended June 28, 2020 and June 30, 2019, respectively, which were both 26 weeks.

Revenue

Dollars in millions	Q2 2020	Q2 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Consumables	$436	$571	$(135)	(24)%	$1,056	$1,127	$(71)	(6)%
Instruments	91	133	(42)	(32)	172	245	(73)	(30)
Total product revenue	527	704	(177)	(25)	1,228	1,372	(144)	(10)
Service and other revenue	106	134	(28)	(21)	264	312	(48)	(15)
Total revenue	$633	$838	$(205)	(25)%	$1,492	$1,684	$(192)	(11)%

Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements. Total revenue relates primarily to Core Illumina for all periods presented.

The decreases in consumables revenue in Q2 2020 and YTD 2020 were primarily due to decreases in sequencing consumables revenue of $110 million and $38 million, respectively, driven primarily by decreased shipments to our customers impacted by the effects of the COVID-19 pandemic, which more than offset the positive impacts from the growth in instrument installed base. Microarray consumables revenue also decreased in Q2 2020 and YTD 2020 due to the COVID-19 pandemic and ongoing weakness in the direct-to-consumer (DTC) market. Instruments revenue decreased in Q2 2020 and YTD 2020 primarily due to decreases in sequencing instruments revenue of $41 million and $68 million, respectively, which were driven by decreased shipments to our customers impacted by the effects of the COVID-19 pandemic. We experienced fewer shipments across our portfolio in Q2 2020 and YTD 2020, with the exception of our NextSeq 2000 platform, which launched in Q1 2020. Service and other revenue decreased in Q2 2020 and YTD 2020, primarily due to decreased revenue from genotyping and sequencing services. The YTD 2020 decrease in service and other revenue was partially offset by increased revenue from development and licensing agreements.

Gross Margin

Dollars in millions	Q2 2020	Q2 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Gross profit	$428	$573	$(145)	(25)%	$1,047	$1,157	$(110)	(10)%
Gross margin	67.7%	68.4%			70.2%	68.7%
The gross margin decrease in Q2 2020 was driven primarily by lower revenue, which generated less fixed cost leverage, and increased freight costs attributable to the COVID-19 pandemic. The gross margin increase in YTD 2020 was primarily driven by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, and an increase in revenue from development and licensing agreements.

Operating Expense

Dollars in millions	Q2 2020	Q2 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Research and development	$155	$166	$(11)	(7)%	$311	$335	$(24)	(7)%
Selling, general and administrative	177	202	(25)	(12)	451	412	39	9
Total operating expense	$332	$368	$(36)	(10)%	$762	$747	$15	2%
Core Illumina R&D expense decreased by $9 million, or 5%, in Q2 2020 and by $15 million, or 5%, in YTD 2020 primarily due to decreases in outside services, performance-based compensation, and travel expenses. Helix R&D expense decreased by $2 million in Q2 2020 and by $9 million in YTD 2020 due to its deconsolidation on April 25, 2019.

Core Illumina SG&A expense decreased by $22 million, or 11%, in Q2 2020, primarily due to decreases in travel expenses, acquisition-related expenses, and performance-based compensation, partially offset by an increase in other compensation related expenses. Core Illumina SG&A expense increased by $48 million, or 12%, in YTD 2020, primarily due to expenses related to the Reverse Termination Fee and Continuation Advances paid to PacBio in Q1 2020, partially offset by decreases in travel expenses and performance-based compensation. Helix SG&A expense decreased by $3 million in Q2 2020 and by $9 million in YTD 2020 due to its deconsolidation on April 25, 2019.

Other Income, Net

Dollars in millions	Q2 2020	Q2 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Interest income	$7	$20	$(13)	(65)%	$21	$43	$(22)	(51)%
Interest expense	(11)	(15)	4	(27)	(22)	(30)	8	(27)
Other income, net	73	136	(63)	(46)	58	157	(99)	(63)
Total other income, net	$69	$141	$(72)	(51)%	$57	$170	$(113)	(66)%
Other income, net, relates primarily to Core Illumina for all periods presented.

Interest income decreased in Q2 2020 and YTD 2020 as a result of lower yields on our short-term debt securities and lower cash and cash-equivalent balances. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The decreases in other income, net, in Q2 2020 and YTD 2020 were primarily due to decreased unrealized gains on our marketable equity securities, which included a $92 million unrealized gain recorded in Q2 2019 from a strategic investment that completed an initial public offering, a $39 million gain recorded on the deconsolidation of Helix in Q2 2019, and decreases in the fair value of our derivative assets related to the terminated PacBio acquisition. The YTD 2020 decrease in other income, net, is also due to a $15 million gain recorded in Q1 2019 from the settlement of a contingency related to the deconsolidation of GRAIL in 2017.

Provision for Income Taxes

Dollars in millions	Q2 2020	Q2 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Income before income taxes	$165	$346	$(181)	(52)%	$342	$580	$(238)	(41)%
Provision for income taxes	118	53	65	123	122	63	59	94
Consolidated net income	$47	$293	$(246)	(84)%	$220	$517	$(297)	(57)%
Effective tax rate	71.6%	15.4%			35.7%	10.8%
Our effective tax rate was 71.6% in Q2 2020 compared to 15.4% in Q2 2019. The variance from the U.S. federal statutory tax rate of 21% in Q2 2020 was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments, partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. In Q2 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

In evaluating our ability to realize the deferred tax asset for California research and development credits we considered all available positive and negative evidence, including operating results and forecasted ranges of future taxable income, and determined it is more likely than not that our California research and development credits will not be realized. As a result, a discrete tax expense of $62 million was recorded in Q2 2020 related to establishing a valuation allowance against the deferred tax asset for California research and development credits. We will continue to monitor all available positive and negative evidence in assessing the realization of the deferred tax asset for California research and development credits in the future. In the event there is a need to release the valuation allowance a tax benefit will be recorded.

On June 22, 2020, the Supreme Court denied petition for certiorari for Altera Corporation v. Commissioner. This effectively means the Ninth Circuit decision that stock-based compensation must be included in cost sharing is final. As a result, a discrete tax expense of $28 million was recorded in Q2 2020.

Our effective tax rate was 35.7% in YTD 2020 compared to 10.8% in YTD 2019. In YTD 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation. In YTD 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, a discrete tax benefit related to uncertain tax positions recorded in Q1 2019, and excess tax benefits related to share-based compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 2020, we had approximately $1.8 billion in cash and cash equivalents, of which approximately $464 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $0.3 billion from December 29, 2019, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of June 28, 2020, we had $1.5 billion in short-term investments. Our short-term investments are predominantly comprised of marketable securities consisting of debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

Our convertible senior notes due in 2021, with an aggregate principal amount of $517 million, became convertible on July 1, 2020, and continue to be convertible through September 30, 2020. Our convertible senior notes due in 2023 were not convertible.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:
•support of commercialization efforts related to our current and future products;
•acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;
•the continued advancement of research and development efforts;
•potential strategic acquisitions and investments;
•repayment of debt obligations;
•the expansion needs of our facilities, including costs of leasing and building out additional facilities; and
•repurchases of our outstanding common stock.

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $420 million of our common stock remained available as of June 28, 2020.

We had $44 million and up to $143 million, respectively, remaining in our capital commitments to two venture capital investment funds as of June 28, 2020 that are callable through April 2026 and July 2029, respectively.

We expect that our revenue and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including:
•our ability to successfully commercialize and further develop our technologies and create innovative products in our markets;
•scientific progress in our research and development programs and the magnitude of those programs;
•competing technological and market developments; and
•the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Cash Flow Summary

In millions	YTD 2020	YTD 2019
Net cash provided by operating activities	$521	$341
Net cash (used in) provided by investing activities	(455)	1,067
Net cash used in financing activities	(334)	(609)
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net (decrease) increase in cash and cash equivalents	$(272)	$799

Operating Activities

Net cash provided by operating activities in YTD 2020 primarily consisted of net income of $220 million plus net adjustments of $237 million, and net changes in operating assets and liabilities of $64 million. The primary adjustments to net income included depreciation and amortization expenses of $90 million, a loss on derivative assets related to a terminated acquisition of $107 million, share-based compensation of $55 million, deferred income taxes of $47 million, and accretion of debt discount of $19 million, partially offset by and unrealized gains on marketable equity securities of $69 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by a decrease in accounts receivable and an increase in other long-term liabilities, partially offset by increases in inventory and other assets and decreases in accrued liabilities and accounts payable.

Investing Activities

Net cash used in investing activities totaled $455 million in YTD 2020. We purchased $547 million of available-for-sale securities and $505 million of our available-for-sale securities matured or were sold during the period. We paid $132 million for derivative assets, consisting of a $98 million Reverse Termination Fee and $34 million in Continuation Advances, associated with the terminated acquisition of PacBio. We purchased strategic investments of $107 million and completed an acquisition for total cash consideration of $95 million, net of cash acquired. We invested $79 million in capital expenditures, primarily associated with our investment in facilities.

Financing Activities

Net cash used in financing activities in YTD 2020 totaled $334 million. We used $330 million to repurchase our common stock, including commissions, and $38 million to pay taxes related to net share settlement of equity awards. We received $34 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during the first half of 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

For summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first half of 2020, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no substantial changes to our market risks in the first half of 2020, when compared to the disclosures in ”Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

During Q2 2020, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

The COVID-19 pandemic caused by the SARS-CoV-2 virus and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. As a result, we experienced a decline in our sales and results of operations during Q2 2020 and YTD 2020. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and will (1) negatively impact the demand for our products and services, (2) restrict our sales operations, marketing efforts, and customer field support, (3) impede the shipping and delivery of our products to customers (4) disrupt our supply chain, and (5) limit our ability to conduct research and product development and other important business activities. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. In the U.S. and in most other key markets, we are requiring most of our employees to work remotely, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities, and many may continue to work remotely for an indefinite period of time. Remote working arrangements could impact employees’ productivity and morale. In addition, in response to the COVID-19 pandemic, certain industry and customer events have been canceled, postponed or moved to virtual-only experiences, and we may further alter, postpone or cancel additional customer, employee or industry events in the future. We may incur increased costs and experience delays in sales, purchases, deliveries and other business activities associated with the invocation by customers, suppliers, service providers, and other business partners of contractual provisions they may claim are triggered by the COVID-19 pandemic. We expect the COVID-19 pandemic to continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact the fair value of our marketable securities.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

On February 5, 2020, our Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Shares repurchased in open-market transactions pursuant to this program during YTD 2020 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
First Quarter	660	$284.08	660	$562,500
Second Quarter (1)	410	$348.63	410	$419,624
Total	1,070	$308.80	1,070	$419,624

(1) Repurchases during the second quarter of 2020 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
March 30, 2020 - April 26, 2020	—	—	—	$562,500
April 27, 2020 - May 24, 2020	127	$331.08	127	$520,502
May 25, 2020 - June 28, 2020	283	$356.50	283	$419,624
Total	410	$348.63	410	$419,624
Unregistered Sales of Equity Securities

None during the quarterly period ended June 28, 2020.

EXHIBITS

Exhibit Number	Description of Document

4.6	Description of Illumina, Inc.’s securities registered pursuant to Section 12 of the Exchange Act of 1934

10.35	2000 Employee Stock Purchase Plan, as amended and restated through April 29, 2020

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	August 6, 2020	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer