Form 10-Q
period 2020-09-27
ILLUMINA, INC.
filed 2020-10-30
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 27, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of October 23, 2020, there were 146 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2020

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
•our expectations regarding the pending acquisition of GRAIL, Inc. (GRAIL);
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 27, 2020	December 29, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,761	$2,042
Short-term investments	1,563	1,372
Accounts receivable, net	464	573
Inventory	415	359
Prepaid expenses and other current assets	126	105
Total current assets	4,329	4,451
Property and equipment, net	910	889
Operating lease right-of-use assets	545	555
Goodwill	897	824
Intangible assets, net	149	145
Deferred tax assets, net	19	64
Other assets	555	388
Total assets	$7,404	$7,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156	$149
Accrued liabilities	452	516
Long-term debt, current portion	507	—
Total current liabilities	1,115	665
Operating lease liabilities	678	695
Long-term debt	666	1,141
Other long-term liabilities	245	202
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	3,737	3,560
Accumulated other comprehensive income	12	5
Retained earnings	4,466	4,067
Treasury stock, at cost	(3,517)	(3,021)
Total stockholders’ equity	4,700	4,613
Total liabilities and stockholders’ equity	$7,404	$7,316
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue:
Product revenue	$676	$746	$1,904	$2,117
Service and other revenue	118	161	382	474
Total revenue	794	907	2,286	2,591
Cost of revenue:
Cost of product revenue	209	195	535	573
Cost of service and other revenue	52	55	157	185
Amortization of acquired intangible assets	7	9	21	28
Total cost of revenue	268	259	713	786
Gross profit	526	648	1,573	1,805
Operating expense:
Research and development	172	151	483	486
Selling, general and administrative	192	189	643	602
Total operating expense	364	340	1,126	1,088
Income from operations	162	308	447	717
Other income (expense):
Interest income	5	16	26	59
Interest expense	(11)	(11)	(33)	(41)
Other income (expense), net	59	(43)	117	114
Total other income (expense), net	53	(38)	110	132
Income before income taxes	215	270	557	849
Provision for income taxes	36	36	158	98
Consolidated net income	179	234	399	751
Add: Net loss attributable to noncontrolling interests	—	—	—	12
Net income attributable to Illumina stockholders	$179	$234	$399	$763
Earnings per share attributable to Illumina stockholders:
Basic	$1.22	$1.59	$2.72	$5.19
Diluted	$1.21	$1.58	$2.70	$5.13
Shares used in computing earnings per share:
Basic	146	147	147	147
Diluted	148	148	148	149
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Consolidated net income	$179	$234	$399	$751
Unrealized (loss) gain on available-for-sale debt securities, net of deferred tax	(2)	—	7	6
Total consolidated comprehensive income	177	234	406	757
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	12
Comprehensive income attributable to Illumina stockholders	$177	$234	$406	$769
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of December 30, 2018	192	$2	$3,290	$(1)	$3,083	(45)	$(2,616)	$87	$3,845
Net income (loss)	—	—	—	—	233	—	—	(2)	231
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(86)	—	(59)
Share-based compensation	—	—	51	—	—	—	—	—	51
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	18	—	—	—	—	—	18
Balance as of March 31, 2019	192	2	3,385	2	3,298	(45)	(2,702)	85	4,070
Net income (loss)	—	—	—	—	296	—	—	(1)	295
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	3	—	—	—	—	3
Issuance of common stock, net of repurchases	1	—	3	—	—	—	(3)	—	—
Share-based compensation	—	—	48	—	—	—	—	—	48
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	—	(2)
Deconsolidation of Helix	—	—	2	—	—	—	—	(84)	(82)
Balance as of June 30, 2019	193	2	3,436	5	3,594	(45)	(2,705)	—	4,332
Net income	—	—	—	—	234	—	—	—	234
Issuance of common stock, net of repurchases	—	—	29	—	—	(1)	(201)	—	(172)
Share-based compensation	—	—	45	—	—	—	—	—	45
Balance as of September 29, 2019	193	2	3,510	5	3,828	(46)	(2,906)	—	4,439
Net income	—	—	—	—	239	—	—	—	239
Issuance of common stock, net of repurchases	1	—	—	—	—	(1)	(115)	—	(115)
Share-based compensation	—	—	50	—	—	—	—	—	50
Balance as of December 29, 2019	194	2	3,560	5	4,067	(47)	(3,021)	—	4,613
Net income	—	—	—	—	173	—	—	—	173
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	1	—	—	—	—	1
Issuance of common stock, net of repurchases	—	—	32	—	—	—	(223)	—	(191)
Share-based compensation	—	—	39	—	—	—	—	—	39
Balance as of March 29, 2020	194	2	3,631	6	4,240	(47)	(3,244)	—	4,635
Net income	—	—	—	—	47	—	—	—	47
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	8	—	—	—	—	8

Issuance of common stock, net of repurchases	—	—	2	—	—	(1)	(145)	—	(143)
Share-based compensation	—	—	16	—	—	—	—	—	16
Balance as of June 28, 2020	194	2	3,649	14	4,287	(48)	(3,389)	—	4,563
Net income	—	—	—	—	179	—	—	—	179
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(2)	—	—	—	—	(2)
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(128)	—	(101)
Share-based compensation	—	—	61	—	—	—	—	—	61
Balance as of September 27, 2020	194	$2	$3,737	$12	$4,466	(48)	$(3,517)	$—	$4,700
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Consolidated net income	$399	$751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	114	113
Amortization of intangible assets	23	30
Share-based compensation expense	116	145
Accretion of debt discount	29	36
Deferred income taxes	50	(13)
Unrealized gains on marketable equity securities	(128)	(57)
Payment of accreted debt discount	—	(84)
Gains on deconsolidation	—	(54)
Loss on derivative assets related to terminated acquisition	116	—
Other	(14)	(10)
Changes in operating assets and liabilities:
Accounts receivable	108	(29)
Inventory	(56)	(33)
Prepaid expenses and other current assets	(15)	(14)
Operating lease right-of-use assets and liabilities, net	(9)	(3)
Other assets	(25)	(29)
Accounts payable	(2)	(46)
Accrued liabilities	(68)	(81)
Other long-term liabilities	36	(14)
Net cash provided by operating activities	674	608
Cash flows from investing activities:
Maturities of available-for-sale securities	327	1,262
Purchases of available-for-sale securities	(757)	(760)
Sales of available-for-sale securities	379	528
Proceeds from the deconsolidation of GRAIL	—	15
Cash paid for derivative assets related to terminated acquisition	(132)	—
Purchases of property and equipment	(127)	(152)
Deconsolidation of Helix cash	—	(29)
Net purchases of strategic investments	(112)	(15)
Net cash paid for acquisitions	(98)	—
Net cash (used in) provided by investing activities	(520)	849
Cash flows from financing activities:
Payments on financing obligations	—	(550)
Common stock repurchases	(455)	(261)
Taxes paid related to net share settlement of equity awards	(41)	(30)
Proceeds from issuance of common stock	61	59
Net cash used in financing activities	(435)	(782)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net (decrease) increase in cash and cash equivalents	(281)	671
Cash and cash equivalents at beginning of period	2,042	1,144
Cash and cash equivalents at end of period	$1,761	$1,815
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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2020 and Q3 2019 refer to the three months ended September 27, 2020 and September 29, 2019, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2020 and 2019 refer to the nine months ended September 27, 2020 and September 29, 2019, respectively, which were both 39 weeks.

Significant Accounting Policies

During Q3 2020 and YTD 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, except as described in Recently Adopted Accounting Pronouncements below.

Recently Adopted Accounting Pronouncements

In May 2020, the SEC issued Final Rule Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which amends the disclosure requirements applicable to acquisitions and dispositions of businesses, including the required pro forma financial information. The amendments are effective for us beginning January 1, 2021, with early compliance permitted. Among other changes, the final amendments revised the investment and income tests used to determine whether a business acquisition is significant, and reduced the filing requirements for financial statements and pro forma financial information of a significant acquired business to cover a maximum of two years. We have elected to adopt the amendments in Q3 2020 in connection with our pending acquisition of GRAIL, which is further described in note “3. Investments and Fair Value Measurements”.

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

Accounting Pronouncements Pending Adoption

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted EPS. The standard is effective for us beginning in the first quarter of 2022, with early adoption permitted in Q1 2021. We are currently evaluating the impact of ASU 2020-06 on the consolidated financial statements.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Weighted average shares outstanding	146	147	147	147
Effect of potentially dilutive common shares from:
Equity awards	1	1	1	1
Convertible senior notes	1	—	—	1
Weighted average shares used in calculating diluted earnings per share	148	148	148	149

2. REVENUE
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

Revenue by Source

	Q3 2020			Q3 2019
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$500	$62	$562	$525	$75	$600
Instruments	109	5	114	142	4	146
Total product revenue	609	67	676	667	79	746
Service and other revenue	99	19	118	138	23	161
Total revenue	$708	$86	$794	$805	$102	$907

	YTD 2020			YTD 2019
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,440	$178	$1,618	$1,503	$224	$1,727
Instruments	276	10	286	376	14	390
Total product revenue	1,716	188	1,904	1,879	238	2,117
Service and other revenue	317	65	382	353	121	474
Total revenue	$2,033	$253	$2,286	$2,232	$359	$2,591

Revenue by Geographic Area

Based on region of destination (in millions)	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Americas	$436	$514	$1,248	$1,463
Europe, Middle East, and Africa	213	235	602	653
Greater China (1)	83	95	246	280
Asia-Pacific	62	63	190	195
Total revenue	$794	$907	$2,286	$2,591
(1) Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of September 27, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $735 million, of which approximately 84% is expected to be converted to revenue in the next twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of September 27, 2020 and December 29, 2019 were $196 million and $209 million, respectively, of which the short-term portions of $154 million and $167 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q3 2020 and YTD 2020 included $30 million and $136 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 29, 2019.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Debt Securities

Our short-term investments are primarily available-for-sale debt securities that consisted of the following:

	September 27, 2020			December 29, 2019
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$62	$—	$62	$18	$—	$18
Corporate debt securities	610	8	618	627	3	630
U.S. Treasury securities	642	7	649	616	2	618
Total	$1,314	$15	$1,329	$1,261	$5	$1,266

Realized gains and losses are determined based on the specific-identification method and are reported in interest income.

Contractual maturities of available-for-sale debt securities, as of September 27, 2020, were as follows:

In millions	Estimated Fair Value
Due within one year	$627
After one but within five years	702
Total	$1,329

We have the ability, if necessary, to liquidate any of our cash equivalents and short-term investments to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.

Strategic Investments

Marketable Equity Securities

As of September 27, 2020 and December 29, 2019, the fair value of our marketable equity securities, included in short-term investments, totaled $234 million and $106 million, respectively. Total unrealized gains on our marketable equity securities, included in other income (expense), net, were $59 million and $128 million in Q3 2020 and YTD 2020, respectively, and total unrealized losses and gains were $47 million and $57 million, respectively, in Q3 2019 and YTD 2019.

Non-Marketable Equity Securities

As of September 27, 2020 and December 29, 2019, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $305 million and $220 million, respectively.

One of our investments, GRAIL, Inc. (GRAIL), is a VIE for which we have concluded that we are not the primary beneficiary and, therefore, we do not consolidate GRAIL in our consolidated financial statements. On September 20, 2020, we entered into an agreement to acquire GRAIL, as described in Pending Acquisition below. We have determined our maximum exposure to loss, excluding any amounts associated with the pending acquisition of GRAIL, to be the carrying value of our investment, which was $250 million and $190 million as of September 27, 2020 and December 29, 2019, respectively, recorded in other assets. During YTD 2020, we made an additional $60 million investment in GRAIL.

Revenue recognized from transactions with our strategic investees was $16 million and $39 million for Q3 2020 and YTD 2020, respectively, and $15 million and $49 million for Q3 2019 and YTD 2019, respectively.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $160 million, callable through July 2029, respectively, of which $40 million and up to $143 million, respectively, remained callable as of September 27, 2020. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $90 million and $53 million as of September 27, 2020 and December 29, 2019, respectively.

Previously Consolidated Variable Interest Entity

Helix Holdings I, LLC (Helix)

In July 2015, we obtained a 50% voting equity ownership interest in Helix. At that time, we determined that we had unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and, as a result, we were deemed to be the primary beneficiary of Helix and were required to consolidate Helix. The operations of Helix are included in the accompanying condensed consolidated statements of income for YTD 2019, up to the date of the deconsolidation, described below. During this period, we absorbed 50% of Helix’s losses.

On April 25, 2019, we entered into an agreement to sell our interest in, and relinquish control over, Helix. As part of the agreement, (i) Helix repurchased all of our outstanding equity interests in exchange for a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events, (ii) we ceased having a controlling financial interest in Helix, including unilateral power over one of the activities that most significantly impacts the economic performance of Helix, (iii) we were relieved of any potential obligation to redeem certain noncontrolling interests, and (iv) we no longer have representation on Helix’s board of directors. As a result, we deconsolidated Helix’s financial statements effective April 25, 2019 and recorded a gain on deconsolidation of $39 million in other income (expense), net. The gain on deconsolidation included (i) the contingent value right received from Helix recorded at a fair value of approximately $30 million, (ii) the derecognition of the carrying amounts of Helix’s assets and liabilities, and (iii) the derecognition of the noncontrolling interests related to Helix.

During YTD 2020, changes in the fair value of the contingent value right resulted in unrealized gains of $5 million included in other income (expense), net. There was no change in fair value during Q3 2020. During Q3 2019 and YTD 2019, such changes resulted in an unrealized gain of $2 million and an unrealized loss of $1 million, respectively.

Pending Acquisition

On September 20, 2020, we entered into an Agreement and Plan of Merger (the “GRAIL Merger Agreement”) to acquire GRAIL for $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. The transaction, which is expected to close in the second half of 2021, is subject to certain customary closing conditions, including GRAIL shareholder approval and the receipt of required regulatory approvals.

The cash consideration for the transaction is expected to be funded using balance sheet cash of both Illumina and GRAIL, plus up to $1 billion in capital raised through either a debt or equity issuance. In advance of this anticipated issuance, we have obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter is subject to certain conditions, including consummation of the acquisition pursuant to the GRAIL Merger Agreement. It is anticipated that we will replace or repay some or all of the bridge facility through one or a combination of the following: issuance of debt securities, preferred stock, common equity, or other securities or borrowings under a credit facility.

In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We will offer GRAIL stockholders the option to receive additional cash and/or stock consideration, in an amount to be determined prior to closing, in lieu of the contingent value rights.

If the GRAIL Merger Agreement is not consummated prior to December 20, 2020, we will make monthly cash payments to GRAIL of $35 million (the “Continuation Payments”) until the earlier of the consummation or termination of the GRAIL Merger Agreement, subject to certain exceptions. If the GRAIL Merger Agreement is terminated, we will receive shares of non-voting GRAIL preferred stock in respect of all Continuation Payments in excess of $315 million, subject to certain terms and conditions.

The GRAIL Merger Agreement contains certain termination rights if the consummation of the acquisition does not occur on or before September 20, 2021, subject to a three-month extension related to obtaining certain required regulatory clearances. Upon termination of the GRAIL Merger Agreement under specified circumstances, we would be required to pay a termination fee of $300 million and make an additional $300 million investment in GRAIL in exchange for shares of non-voting GRAIL preferred stock, subject to certain terms and conditions.

Derivative Assets Related to Terminated Acquisition

On November 1, 2018, we entered into an Agreement and Plan of Merger (the “PacBio Merger Agreement”) to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). On January 2, 2020, we entered into an agreement to terminate the PacBio Merger Agreement (the Termination Agreement). Pursuant to the Termination Agreement, we made a cash payment to PacBio of $98 million on January 2, 2020, which represented the Reverse Termination Fee (as defined in the PacBio Merger Agreement). The Reverse Termination Fee is repayable, without interest, to us if PacBio enters into a definitive agreement providing for, or consummates, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement), and such transaction is consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction. PacBio did not enter into a definitive agreement that provided for, or consummated, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement); therefore, the Reverse Termination Fee is no longer repayable. In addition, we made cash payments to PacBio of $18 million in Q4 2019, pursuant to Amendment No. 1 to the PacBio Merger Agreement, and $34 million in Q1 2020, pursuant to the Termination Agreement, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances is repayable without interest to us if, within two years of March 31, 2020, PacBio enters into a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio).

The potential repayments of the Continuation Advances and Reverse Termination Fee meet the definition of derivative assets and are recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expenses. Changes in the fair value of the derivative assets are included in other income (expense), net, and totaled $10 million and $25 million in unrealized losses in Q3 2020 and YTD 2020, respectively.

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 27, 2020				December 29, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,449	$—	$—	$1,449	$1,732	$—	$—	$1,732
Debt securities in government-sponsored entities	—	62	—	62	—	18	—	18
Corporate debt securities	—	618	—	618	—	630	—	630
U.S. Treasury securities	649	—	—	649	618	—	—	618
Marketable equity securities	234	—	—	234	106	—	—	106
Contingent value right	—	—	33	33	—	—	29	29
Derivative assets related to terminated acquisition	—	—	26	26	—	—	10	10
Deferred compensation plan assets	—	51	—	51	—	48	—	48
Total assets measured at fair value	$2,332	$731	$59	$3,122	$2,456	$696	$39	$3,191
Liabilities:
Deferred compensation plan liability	$—	$46	$—	$46	$—	$46	$—	$46

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

4. DEBT
Summary of debt obligations

In millions	September 27, 2020	December 29, 2019
Principal amount of 2023 Notes outstanding	$750	$750
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(94)	(126)
Net carrying amount of liability component of convertible senior notes	1,173	1,141
Less: current portion	(507)	—
Long-term debt	$666	$1,141
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$213	$213
Fair value of convertible senior notes outstanding (Level 2)	$1,447	$1,549
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	2.6 years	3.2 years

Bridge Facility

In advance of the acquisition of GRAIL, we have obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter is subject to certain conditions, including consummation of the acquisition pursuant to the GRAIL Merger Agreement. It is anticipated that we will replace or repay some or all of the bridge facility through one or a combination of the following: issuance of debt securities, preferred stock, common equity, or other securities or borrowings under a credit facility. See note “3. Investments and Fair Value Measurements” for further details.

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

The 2023 Notes were not convertible as of September 27, 2020 and had no dilutive impact during YTD 2020. If the 2023 Notes were converted as of September 27, 2020, the if-converted value would not exceed the principal amount.

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

The market price of our common stock met the stock trading price conversion requirement of $330.64 and the 2021 Notes became convertible on July 1, 2020, and continued to be convertible through September 30, 2020. The potential dilutive impact of the 2021 Notes has been included in our calculation of diluted earnings per share for Q3 2020 and YTD 2020. If the 2021 Notes were converted as of September 27, 2020, the if-converted value would exceed the principal amount by $97 million.

0% Convertible Senior Notes due 2019 (2019 Notes)

In June 2014, we issued $633 million aggregate principal amount of 2019 Notes, and the implied estimated effective rate of the liability component was 2.9%. The 2019 Notes matured on June 15, 2019, and the excess of the conversion value over the principal amount was paid in 0.4 million shares of common stock.

5. STOCKHOLDERS’ EQUITY
As of September 27, 2020, approximately 4.1 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 29, 2019	1,700	271	$271.49	$258.66
Awarded	234	(82)	$301.83	$343.38
Vested	(83)	—	$219.18	—
Cancelled	(167)	(71)	$267.36	$261.19
Outstanding at September 27, 2020	1,684	118	$278.68	400.74
______________________________________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

Stock Options

Stock option activity was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at December 29, 2019	58	$56.65
Exercised	(48)	$56.16
Outstanding and exercisable at September 27, 2020	10	$59.11

ESPP

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2020, approximately 0.2 million shares were issued under the ESPP. As of September 27, 2020, there were approximately 13.3 million shares available for issuance under the ESPP.

Share Repurchases

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. During YTD 2020, we repurchased 1.4 million shares for approximately $455 million.  Authorizations to repurchase approximately $295 million of our common stock remained available as of September 27, 2020.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows:

In millions	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Cost of product revenue	$6	$5	$13	$15
Cost of service and other revenue	1	1	3	3
Research and development	21	15	48	50
Selling, general and administrative	33	24	52	77
Share-based compensation expense before taxes	61	45	116	145
Related income tax benefits	(12)	(10)	(27)	(31)
Share-based compensation expense, net of taxes	$49	$35	$89	$114

On August 5, 2020, we modified the performance period for our performance stock units granted in 2018, which vest at the end of the three-year period in Q4 2020. This modification affected 49 employees and is expected to result in total incremental share-based compensation cost of approximately $47 million in FY 2020, of which $17 million was expensed in Q3 2020.

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during YTD 2020 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.11% - 2.04%
Expected volatility	30% - 45%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$75.57

As of September 27, 2020, approximately $367 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.0 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	September 27, 2020	December 29, 2019
Trade accounts receivable, gross	$468	$575
Allowance for credit losses	(4)	(2)
Total accounts receivable, net	$464	$573

Inventory

In millions	September 27, 2020	December 29, 2019
Raw materials	$142	$108
Work in process	246	225
Finished goods	27	26
Total inventory	$415	$359

Intangible Assets and Goodwill

We recorded a developed technology intangible asset of $26 million, with a useful life of 10 years, as a result of an acquisition in Q2 2020.

Changes to goodwill during YTD 2020 were as follows:

In millions	Goodwill
Balance as of December 29, 2019	$824
Acquisitions	73
Balance as of September 27, 2020	$897

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in Q2 2020, noting no impairment.

Accrued Liabilities

In millions	September 27, 2020	December 29, 2019
Contract liabilities, current portion	$154	$167
Accrued compensation expenses	123	154
Accrued taxes payable	46	86
Operating lease liabilities, current portion	54	45
Other, including warranties (a)	75	64
Total accrued liabilities	$452	$516
(a) Changes in the reserve for product warranties were as follows:

In millions	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Balance at beginning of period	$10	$16	$14	$19
Additions charged to cost of product revenue	6	3	11	12
Repairs and replacements	(6)	(5)	(15)	(17)
Balance at end of period	$10	$14	$10	$14

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

Derivatives

We are exposed to foreign exchange rate risks in the normal course of business. We enter into foreign exchange contracts to manage foreign currency risks related to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. These foreign exchange contracts are carried at fair value in other current assets or accrued liabilities and are not designated as hedging instruments. Changes in the value of the derivatives are recognized in other income (expense), net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities.

As of September 27, 2020, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of September 27, 2020 and December 29, 2019, the total notional amounts of outstanding forward contracts in place for foreign currency purchases were $315 million and $252 million, respectively.

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

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for Q3 2020 and YTD 2020 were 16.8% and 28.4%, respectively. In Q3 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and discrete tax benefits due to prior year tax adjustments and uncertain tax positions. In addition to the items noted above, the variance from the U.S. federal statutory tax rate for YTD 2020 was primarily attributable to discrete tax expense of $62 million related to the valuation allowance recorded against the deferred tax asset for California research and development credits, and discrete tax expense of $28 million related to the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments, partially offset by discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition and tax benefits related to share-based compensation.

9. SEGMENT INFORMATION
We have one reportable segment, Core Illumina, as of September 27, 2020, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Helix. See note “3. Investments and Fair Value Measurements” for further details.

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

Core Illumina sells products and provides services to Helix in accordance with contractual agreements between the entities.

In millions	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Revenue:
Core Illumina	$794	$907	$2,286	$2,591
Helix	—	—	—	1
Elimination of intersegment revenue	—	—	—	(1)
Consolidated revenue	$794	$907	$2,286	$2,591

Income (loss) from operations:
Core Illumina	$162	$308	$447	$740
Helix	—	—	—	(24)
Elimination of intersegment earnings	—	—	—	1
Consolidated income from operations	$162	$308	$447	$717

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

Our discussion of our results of operations, financial condition, and cash flow for Q3 2019 and YTD 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended September 29, 2019.

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

On September 20, 2020, we entered into an Agreement and Plan of Merger to acquire GRAIL for total consideration of $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. We believe our acquisition of GRAIL will accelerate the adoption of NGS-based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and is expected to close in the second half of 2021. See note “3. Investments and Fair Value Measurements” for further details.

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

Financial Overview

The COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. As a result, we experienced a decline in our sales and results of operations during Q3 2020 compared to Q3 2019 and YTD 2020 compared to YTD 2019. We expect the COVID-19 pandemic to continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. As such, we will provide an update on our Q3 2020 and YTD 2020 results only, without discussion about our expectations for the rest of the year.

Consolidated financial highlights for YTD 2020 included the following:

•Revenue decreased 12% in YTD 2020 to $2,286 million compared to $2,591 million in YTD 2019 primarily due to decreased shipments of sequencing consumables and instruments to our customers impacted by the effects of the COVID-19 pandemic.

•Gross profit as a percentage of revenue (gross margin) was 68.8% in YTD 2020 compared to 69.7% in YTD 2019. The gross margin decrease was driven primarily by lower revenue, which generated less fixed cost leverage, increased freight costs attributable to the COVID-19 pandemic, and decreased revenue from development and licensing agreements. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, and services; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; and product support obligations.

•Income from operations as a percentage of revenue was 19.6% in YTD 2020 compared to 27.7% in YTD 2019. The decrease was due to an increase in operating expenses as a percentage of revenue, primarily due to the decrease in revenue in YTD 2020 compared to YTD 2019, and a decrease in gross margin.

•Our effective tax rate was 28.4% in YTD 2020 compared to 11.5% in YTD 2019. In YTD 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, and tax benefits related to share-based compensation.

•We ended Q3 2020 with cash, cash equivalents, and short-term investments totaling $3.3 billion as of September 27, 2020, of which approximately $546 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.

	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Revenue:
Product revenue	85.1%	82.2%	83.3%	81.7%
Service and other revenue	14.9	17.8	16.7	18.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	26.4	21.5	23.4	22.1
Cost of service and other revenue	6.5	6.0	6.9	7.1
Amortization of acquired intangible assets	0.9	1.0	0.9	1.1
Total cost of revenue	33.8	28.5	31.2	30.3
Gross profit	66.2	71.5	68.8	69.7
Operating expense:
Research and development	21.6	16.7	21.1	18.8
Selling, general and administrative	24.2	20.9	28.1	23.2
Total operating expense	45.8	37.6	49.2	42.0
Income from operations	20.4	33.9	19.6	27.7
Other income (expense):
Interest income	0.6	1.8	1.1	2.3
Interest expense	(1.5)	(1.2)	(1.4)	(1.6)
Other income (expense), net	7.5	(4.8)	5.1	4.4
Total other income (expense), net	6.6	(4.2)	4.8	5.1
Income before income taxes	27.0	29.7	24.4	32.8
Provision for income taxes	4.5	3.9	6.9	3.8
Consolidated net income	22.5	25.8	17.5	29.0
Add: Net loss attributable to noncontrolling interests	—	—	—	0.5
Net income attributable to Illumina stockholders	22.5%	25.8%	17.5%	29.5%
Percentages may not recalculate due to rounding

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2020 and Q3 2019 refer to the three months ended September 27, 2020 and September 29, 2019, respectively, which were both 13 weeks, and references to year-to-date (YTD) of 2020 and 2019 refer to the nine months ended September 27, 2020 and September 29, 2019, respectively, which were both 39 weeks.

Revenue

Dollars in millions	Q3 2020	Q3 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Consumables	$562	$600	$(38)	(6)%	$1,618	$1,727	$(109)	(6)%
Instruments	114	146	(32)	(22)	286	390	(104)	(27)
Total product revenue	676	746	(70)	(9)	1,904	2,117	(213)	(10)
Service and other revenue	118	161	(43)	(27)	382	474	(92)	(19)
Total revenue	$794	$907	$(113)	(12)%	$2,286	$2,591	$(305)	(12)%

Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements. Total revenue relates primarily to Core Illumina for all periods presented.

The decreases in consumables revenue in Q3 2020 and YTD 2020 were primarily due to decreases in sequencing consumables revenue of $25 million and $63 million, respectively, driven primarily by decreased shipments to our customers impacted by the effects of the COVID-19 pandemic, which more than offset the positive impacts from the growth in instrument installed base. Microarray consumables revenue also decreased in Q3 2020 and YTD 2020 due to the COVID-19 pandemic and ongoing weakness in the direct-to-consumer (DTC) market. Instruments revenue decreased in Q3 2020 and YTD 2020 primarily due to decreases in sequencing instruments revenue of $33 million and $100 million, respectively, which were driven by decreased shipments to our customers impacted by the effects of the COVID-19 pandemic. We experienced fewer shipments across our portfolio in Q3 2020 and YTD 2020, with the exception of our NextSeq 2000 platform, which launched in Q1 2020. Service and other revenue decreased in Q3 2020 primarily due to decreased revenue from development and licensing agreements. The decrease in service and other revenue in YTD 2020 was primarily due to decreased revenue from genotyping and sequencing services, as well as decreased revenue from development and licensing agreements.

Gross Margin

Dollars in millions	Q3 2020	Q3 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Gross profit	$526	$648	$(122)	(19)%	$1,573	$1,805	$(232)	(13)%
Gross margin	66.2%	71.5%			68.8%	69.7%

The gross margin decrease in Q3 2020 and YTD 2020 was driven primarily by lower revenue, which generated less fixed cost leverage, increased freight costs attributable to the COVID-19 pandemic, and decreased revenue from development and licensing agreements.

Operating Expense

Dollars in millions	Q3 2020	Q3 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Research and development	$172	$151	$21	14%	$483	$486	$(3)	(1)%
Selling, general and administrative	192	189	3	2	643	602	41	7
Total operating expense	$364	$340	$24	7%	$1,126	$1,088	$38	3%

Core Illumina R&D expense increased by $21 million, or 14%, in Q3 2020 and by $6 million, or 1%, in YTD 2020 primarily due to increases in compensation related expenses, including performance-based compensation, partially offset by decreases in travel expenses and, for YTD 2020, a decrease in outside services. Helix R&D expense decreased by $9 million in YTD 2020 due to its deconsolidation on April 25, 2019.

Core Illumina SG&A expense increased by $3 million, or 2%, in Q3 2020, primarily due to increases in compensation related expenses, including performance-based compensation, outside services, and expenses related to the pending acquisition of GRAIL, partially offset by a $25 million gain on litigation and decreased travel expenses. Core Illumina SG&A expense increased by $51 million, or 9%, in YTD 2020, primarily due to expenses related to the Reverse Termination Fee and Continuation Advances paid to PacBio in Q1 2020, partially offset by a $25 million gain on litigation, and decreased travel expenses and performance-based compensation. Helix SG&A expense decreased by $10 million in YTD 2020 due to its deconsolidation on April 25, 2019.

Other Income (Expense), Net

Dollars in millions	Q3 2020	Q3 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Interest income	$5	$16	$(11)	(69)%	$26	$59	$(33)	(56)%
Interest expense	(11)	(11)	—	—	(33)	(41)	8	(20)
Other income (expense), net	59	(43)	102	(237)	117	114	3	3
Total other income (expense), net	$53	$(38)	$91	(239)%	$110	$132	$(22)	(17)%

Other income, net, relates primarily to Core Illumina for all periods presented.

Interest income decreased in Q3 2020 and YTD 2020 as a result of lower yields on our short-term debt securities and money market funds. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increases in other income (expense), net, in Q3 2020 and YTD 2020 were primarily due to increased unrealized gains on our marketable equity securities, partially offset by decreases in the fair value of our derivative assets related to the terminated PacBio acquisition and, for YTD 2020, the $39 million gain recorded on the deconsolidation of Helix in Q2 2019 and the $15 million gain recorded in Q1 2019 from the settlement of a contingency related to the deconsolidation of GRAIL in 2017.

Provision for Income Taxes

Dollars in millions	Q3 2020	Q3 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Income before income taxes	$215	$270	$(55)	(20)%	$557	$849	$(292)	(34)%
Provision for income taxes	36	36	—	—	158	98	60	61
Consolidated net income	$179	$234	$(55)	(24)%	$399	$751	$(352)	(47)%
Effective tax rate	16.8%	13.2%			28.4%	11.5%

Our effective tax rate was 16.8% in Q3 2020 compared to 13.2% in Q3 2019. The variance from the U.S. federal statutory tax rate of 21% in Q3 2020 was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and discrete tax benefits due to prior year tax adjustments and uncertain tax positions. In Q3 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, benefits related to prior year tax adjustments, and discrete tax benefits related to uncertain tax positions.

Our effective tax rate was 28.4% in YTD 2020 compared to 11.5% in YTD 2019. In YTD 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, and tax benefits related to share-based compensation. In YTD 2019, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to uncertain tax positions, and excess tax benefits related to share-based compensation.

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

On June 22, 2020, the Supreme Court denied petition for certiorari for Altera Corporation v. Commissioner. This effectively means the Ninth Circuit decision that stock-based compensation must be included in intercompany cost sharing is final. As a result, a discrete tax expense of $28 million was recorded in Q2 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 2020, we had approximately $1.8 billion in cash and cash equivalents, of which approximately $546 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $0.3 billion from December 29, 2019, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of September 27, 2020, we had $1.6 billion in short-term investments. Our short-term investments are predominantly comprised of marketable securities consisting of debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

On September 20, 2020, we entered into an agreement to acquire GRAIL for total consideration of $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. The cash consideration to GRAIL stockholders, excluding Illumina, of approximately $3.1 billion is expected to be funded using balance sheet cash of both Illumina and GRAIL plus up to $1 billion in capital raised through either a debt or equity issuance. In advance of this anticipated issuance, we obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter is subject to certain conditions, including consummation of the acquisition pursuant to the GRAIL Merger Agreement. It is anticipated that we will replace or repay some or all of the bridge facility through one or a combination of the following: issuance of debt securities, preferred stock, common equity, or other securities or borrowings under a credit facility.

In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We will offer GRAIL stockholders the option to receive additional cash and/or stock consideration, in an amount to be determined prior to closing, in lieu of the contingent value rights.

If the GRAIL Merger Agreement is not consummated prior to December 20, 2020, we will make monthly cash payments to GRAIL of $35 million (the “Continuation Payments”) until the earlier of the consummation or termination of the GRAIL Merger Agreement, subject to certain exceptions. If the GRAIL Merger Agreement is terminated under specified circumstances, we would be required to pay a termination fee of $300 million and make an additional $300 million investment in GRAIL, subject to certain terms and conditions.

Our convertible senior notes due in 2021, with an aggregate principal amount of $517 million, became convertible on July 1, 2020, and continued to be convertible through September 30, 2020. Our convertible senior notes due in 2023 were not convertible.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities and available borrowing capacity under the bridge facility commitment, are sufficient to fund our near-term capital and operating needs for at least the next 12 months, including the cash requirements of funding the pending acquisition of GRAIL, as described above. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:
•support of commercialization efforts related to our current and future products;
•acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;
•the continued advancement of research and development efforts;
•potential strategic acquisitions and investments, including the cash requirements of funding the pending acquisition of GRAIL, as described above;
•repayment of debt obligations;
•the expansion needs of our facilities, including costs of leasing and building out additional facilities; and
•repurchases of our outstanding common stock.

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $295 million of our common stock remained available as of September 27, 2020.

We had $40 million and up to $143 million, respectively, remaining in our capital commitments to two venture capital investment funds as of September 27, 2020 that are callable through April 2026 and July 2029, respectively.

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

Cash Flow Summary

In millions	YTD 2020	YTD 2019
Net cash provided by operating activities	$674	$608
Net cash (used in) provided by investing activities	(520)	849
Net cash used in financing activities	(435)	(782)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net (decrease) increase in cash and cash equivalents	$(281)	$671

Operating Activities

Net cash provided by operating activities in YTD 2020 primarily consisted of net income of $399 million plus net adjustments of $306 million, partially offset by net changes in operating assets and liabilities of $31 million. The primary adjustments to net income included depreciation and amortization expenses of $137 million, a loss on derivative assets related to a terminated acquisition of $116 million, share-based compensation of $116 million, deferred income taxes of $50 million, and accretion of debt discount of $29 million, partially offset by unrealized gains on marketable equity securities of $128 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory, other assets, and prepaid expenses and other current assets and decreases in accrued liabilities and accounts payable, partially offset by a decrease in accounts receivable and an increase in other long-term liabilities.

Investing Activities

Net cash used in investing activities totaled $520 million in YTD 2020. We purchased $757 million of available-for-sale securities and $706 million of our available-for-sale securities matured or were sold during the period. We paid $132 million for derivative assets, consisting of a $98 million Reverse Termination Fee and $34 million in Continuation Advances, associated with the terminated acquisition of PacBio. We purchased strategic investments of $112 million and completed acquisitions for total cash consideration of $98 million, net of cash acquired. We invested $127 million in capital expenditures, primarily associated with our investment in facilities.

Financing Activities

Net cash used in financing activities in YTD 2020 totaled $435 million. We used $455 million to repurchase our common stock, including commissions, and $41 million to pay taxes related to net share settlement of equity awards. We received $61 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

For summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During YTD 2020, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no substantial changes to our market risks in YTD 2020, when compared to the disclosures in ”Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

During Q3 2020, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

LEGAL PROCEEDINGS

See discussion of legal proceedings in note “7. Legal Proceedings” in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

RISK FACTORS

Our business is subject to various risks, including those described in “Risk Factors” within the Business and Market Information Section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factors could adversely affect our operating results and stock price:

We are unable to predict the extent to which the COVID-19 pandemic will adversely impact our business operations and financial performance.

The COVID-19 pandemic caused by the SARS-CoV-2 virus and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. As a result, we experienced a decline in our sales and results of operations during Q3 2020 and YTD 2020. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and will (1) negatively impact the demand for our products and services, (2) restrict our sales operations, marketing efforts, and customer field support, (3) impede the shipping and delivery of our products to customers (4) disrupt our supply chain, and (5) limit our ability to conduct research and product development and other important business activities. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. In the U.S. and in most other key markets, we are requiring most of our employees to work remotely, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities, and many may continue to work remotely for an indefinite period of time. Remote working arrangements could impact employees’ productivity and morale. In addition, in response to the COVID-19 pandemic, certain industry and customer events have been canceled, postponed or moved to virtual-only experiences, and we may further alter, postpone or cancel additional customer, employee or industry events in the future. We may incur increased costs and experience delays in sales, purchases, deliveries and other business activities associated with the invocation by customers, suppliers, service providers, and other business partners of contractual provisions they may claim are triggered by the COVID-19 pandemic. We expect the COVID-19 pandemic to continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact the fair value of our marketable securities.

There is no assurance when or if our planned acquisition (the Acquisition) of GRAIL, Inc. (GRAIL) will be completed.

The completion of the Acquisition is subject to the satisfaction or waiver of a number of conditions as set forth in the Agreement and Plan of Merger (the Merger Agreement) for the Acquisition, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act (the HSR Act), the approval of antitrust authorities in the United Kingdom, if applicable, no law having been enacted, issued, promulgated, enforced or entered, whether temporary, preliminary or permanent, which is then in effect and has the effect of enjoining, restraining, prohibiting or otherwise preventing consummation of the Acquisition or imposes any remedies on us or our subsidiaries other than certain permitted restrictions, the receipt of the GRAIL stockholder approvals, the effectiveness of a registration statement on Form S-4, and the approval for listing on NASDAQ of the shares of our common stock to be issued in connection with the Acquisition. There can be no assurance that the expiration or termination of the applicable waiting periods under the HSR Act or the other conditions to the obligations of the parties to effect the Acquisition will be satisfied or waived. In particular, foreign, federal, state or local governmental or regulatory authorities and, in certain instances, private parties may seek to challenge the Acquisition and/or impose conditions on us, GRAIL and/or the surviving company as a condition to completion of the Acquisition under applicable antitrust or other laws. In addition, there can be no assurance that any consents, clearances or approvals necessary or advisable to be obtained in connection with the Acquisition will be obtained in a timely manner or at all, or whether they will be subject to actions, conditions, limitations or restrictions that may jeopardize or delay the completion of the Acquisition, materially reduce or delay the anticipated benefits of the Acquisition or allow the parties to terminate the Merger Agreement. Under the terms of the Merger Agreement, we and our subsidiaries may be required to offer and agree to undertake certain specified behavioral remedies.

However, neither we nor any of our subsidiaries is obligated to agree to or accept (i) any commitment, undertaking or order to divest, hold separate or otherwise dispose of any portion of our businesses or assets, including after giving effect to the Acquisition, or (ii) any limitation on our ability to acquire or hold or exercise full rights of ownership of any capital stock of GRAIL or its subsidiaries, including after giving effect to the Acquisition. If the Acquisition, or the integration of the companies’ respective businesses, is not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations.

The Merger Agreement may be terminated in certain circumstances, including, among others, if the Acquisition has not been completed by the outside date of September 20, 2021 (subject to a three-month extension) or if a governmental entity of competent jurisdiction has issued or granted an order, judgment, decree, ruling or injunction that results in a permanent restraint that has become final and non-appealable or imposes, as a final and non-appealable condition, restrictions on us that are not permitted restrictions. We and GRAIL can also mutually agree to terminate the Merger Agreement at any time prior to the effective time. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay GRAIL a termination fee of $300 million and make an additional $300 million payment to GRAIL in exchange for shares of non-voting GRAIL preferred stock. The Merger Agreement may also be terminated in circumstances in which such fee will not be payable and such investment will not be required. If the Acquisition is not completed by December 20, 2020, we will be required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) until the Acquisition is completed or terminated, subject to terms and conditions set forth in the Merger Agreement. In the event that the Merger Agreement is terminated, we will receive shares of non-voting GRAIL preferred stock in respect of all Continuation Payments in excess of $315 million, subject to certain terms and conditions.

We are subject to various uncertainties, including contractual restrictions and requirements while the Acquisition is pending, that could adversely affect their businesses, financial condition and results of operations.

During the pendency of the Acquisition, it is possible that customers, suppliers, commercial partners and/or other persons with whom we have a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the Acquisition, which could significantly reduce the expected benefits of the Acquisition and/or negatively affect our revenues, earnings and cash flows, and the market price of our common stock, regardless of whether the Acquisition is completed. Uncertainty about the effects of the Acquisition on employees may impair the ability to attract, retain and motivate key personnel during the pendency of the Acquisition and, if the Acquisition is completed, for a period of time thereafter. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us or GRAIL following the completion of the Acquisition, we and GRAIL may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. Matters relating to the Acquisition (including integration planning) will require substantial commitments of time and resources by Illumina management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us. We will also incur significant costs related to the Acquisition, some of which must be paid even if the Acquisition is not completed. These costs are substantial and include financial advisory, legal and accounting costs.

Under the terms of the Merger Agreement, we are also subject to a more limited set of restrictions on the conduct of our business prior to the completion of the Acquisition, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to amend our organizational documents or pay dividends or distributions. Such limitations could adversely affect our business, strategy, operations and prospects prior to the completion of the Acquisition.

We may encounter difficulty or high costs associated with financing the cash consideration required in the Acquisition.

We expect to fund the aggregate cash consideration (approximately $3.5 billion) upon completion of the Acquisition through permanent financing. If such permanent financing is unavailable prior to or upon completion, a 364-day senior unsecured bridge term loan facility will be provided by Goldman Sachs totaling $1 billion. Our ability to obtain additional debt financing will be subject to various factors, including market conditions, operating performance and our ability to incur additional debt. Depending on these factors, the terms upon which debt financing or debt offerings are available to us may be less favorable to us than we expect. The receipt of financing by us is not a condition to completion of the Acquisition and, accordingly, we will be required to complete the Acquisition

(assuming that all of the conditions to its obligations under Merger Agreement are satisfied) whether or not debt financing is available at all or on acceptable terms.

We may not be able to integrate GRAIL’s business successfully or manage the combined business effectively, and many of the anticipated synergies and other benefits of acquiring GRAIL may not be realized or may not be realized within the expected time frame.

We and GRAIL entered into the Merger Agreement with the expectation that the Acquisition would result in various benefits, including, among other things, operating efficiencies, synergies and cost savings. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our and GRAIL’s businesses can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated or that the management of the combined business could be more difficult than expected, and could result in the loss of valuable employees, the disruption of ongoing businesses, processes, systems and business relationships, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisition. Our results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur before the closing of the Acquisition. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Acquisition will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect our and the surviving company’s future businesses, financial condition, results of operations and prospects.

The market price of our common stock may decline as a result of the Acquisition and the issuance of shares of our common stock to GRAIL stockholders in the Acquisition may have a negative impact on our financial results, including earnings per share.

The market price of our common stock may decline as a result of the Acquisition, and holders of our common stock (including holders of GRAIL capital stock and GRAIL equity-based awards who receive our common stock in connection with the Acquisition) could see a decrease in the value of their investment in our common stock, if, among other things, we and the surviving company are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the Acquisition are not realized, or if the Acquisition and integration-related costs related to the Acquisition are greater than expected. The market price of our common stock may also decline if we do not achieve the anticipated benefits of the Acquisition as rapidly or to the extent expected by financial or industry analysts or if the effects of the Acquisition on our financial position, results of operations or cash flows are not otherwise consistent with the expectations of financial or industry analysts. The issuance of shares of our common stock in the Acquisition could on its own have the effect of depressing the market price for our common stock. In addition, some GRAIL stockholders may decide not to continue to hold the shares of our common stock they receive as a result of the Acquisition, and any such sales of our common stock could have the effect of depressing their market price. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance following the completion of the Acquisition.

Following the issuance of shares of our common stock, our earnings per share may be lower than would have been reported by us in the absence of the Acquisition. There can be no assurance that any increase in our earnings per share as compared to our earnings per share prior to the Merger, will occur, even in the long term. Any increase in our earnings per share as a result of the Merger requires, among other things, that we successfully manage the operations of GRAIL and increase the consolidated earnings of Illumina after the Acquisition, which is subject to significant risks and uncertainties.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

On February 5, 2020, our Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Shares repurchased in open-market transactions pursuant to this program during YTD 2020 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
First Quarter	660	$284.08	660	$562,500
Second Quarter	410	$348.63	410	$419,624
Third Quarter (1)	378	$330.11	378	$294,774
Total	1,448	$314.37	1,448	$294,774

(1) Repurchases during the third quarter of 2020 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 29, 2020 - July 26, 2020	55	$369.87	55	$399,367
July 27, 2020 - August 23, 2020	64	$350.59	64	$376,869
August 24, 2020 - September 27, 2020	259	$316.65	259	$294,774
Total	378	$330.11	378	$294,774

Unregistered Sales of Equity Securities

None during the quarterly period ended September 27, 2020.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of September 20, 2020 among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC and GRAIL, Inc.*	8-K	001-35406	2.1	9/21/2020

10.1	Sixth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of May 8, 2020 (with certain confidential portions omitted)					X

10.2	Selling Investor Support Agreement dated as of September 20, 2020, among Illumina, Inc. and each of the stockholders party thereto*	8-K	001-35406	10.1	9/21/2020

10.3	Commitment Letter dated as of September 20, 2020, between Illumina, Inc. and Goldman Sachs Bank USA*	8-K	001-35406	10.2	9/21/2020

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

__________________________________
* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	October 29, 2020	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer