Form 10-K
period 2021-01-03
ILLUMINA, INC.
filed 2021-02-17
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-35406
Illumina, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0804655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5200 Illumina Way, San Diego, CA 92122
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (858) 202-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ILMN	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of February 12, 2021, there were 145.9 million shares (excluding 49.2 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The NASDAQ Global Select Market on June 26, 2020 (the last trading day before June 28, 2020), was $46.2 billion. This amount excludes an aggregate of approximately 18.1 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2021

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
•our expectations regarding the pending acquisition of GRAIL, Inc. (GRAIL); and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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
•our expectations and beliefs regarding prospects and growth for the business and the markets in which we operate;
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
•our ability to identify and acquire technologies, and integrate them into our products or businesses successfully;
•risks and uncertainties regarding the pending acquisition of GRAIL and our ability to achieve the expected benefits of such acquisition;
•the assumptions underlying our critical accounting policies and estimates;

•our assessments and estimates that determine our effective tax rate;
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and
•other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of this report, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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
_______________________________________

Illumina, Ampligase, Assign, BaseSpace, BeadArray, Bluebee, BlueFuse, BlueGnome, cBot, CircLigase, Clarity LIMS, COVIDSeq, DesignStudio, DRAGEN, Enancio, FastTrack, Genetic Energy, GenomeStudio, Globin-Zero, Golden Gate, HiSeq, iHope, Illumina Propel Certified, Infinium, iScan, iSelect, iSeq, MiniSeq, MiSeq, MiSeq FGx, NextBio, Nextera, NextSeq, NovaSeq, Powered by Illumina, Ribo-Zero, SeqMonitor, SureCell, TruGenome, TruSeq, TruSight, Verifi, Verinata, Verinata Health, VeriSeq, the pumpkin orange color, and the Genetic Energy / streaming bases design are trademarks or registered trademarks of Illumina, Inc.
_______________________________________

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its subsidiaries.
_______________________________________

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2020, 2019, and 2018 refer to fiscal years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. Fiscal year 2020 was 53 weeks, and fiscal years 2019 and 2018 were both 52 weeks.

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

On September 20, 2020, we entered into an Agreement and Plan of Merger to acquire GRAIL for total consideration of $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We believe our acquisition of GRAIL will accelerate the adoption of NGS-based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and, subject to the satisfaction of such conditions, is expected to close in the second half of 2021. See note “4. Intangible Assets, Goodwill, and Acquisitions” for further details.

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

Cancer is a disease of the genome, and the goal of cancer genomics is to identify genomic changes that transform a normal cell into a cancerous one. Understanding these genomic changes will improve diagnostic accuracy, increase understanding of the prognosis, and enable oncologists to target therapies to individuals. Customers in the translational and clinical oncology markets use our products to perform research that may help identify individuals who are genetically predisposed to cancer and to identify molecular changes in a tumor. We believe that circulating tumor DNA (ctDNA) will become an important clinical tool for managing oncology patients during all stages of tumor progression. Our technology is being used to research the implications of ctDNA in treatment determination, treatment monitoring, minimal residual disease, and asymptomatic screening. For example, GRAIL has developed a blood-based test for early-stage cancer detection that is enabled by our sequencing technology.

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

Most of our product sales consist of instruments and consumables, which include reagents, flow cells, and microarrays, based on our proprietary technologies. We also perform various services for our customers. In 2020, 2019, and 2018, instrument sales represented 13%, 15%, and 17%, respectively, of total revenue; consumable sales represented 71%, 68%, and 65%, respectively, of total revenue; and services represented 16%, 17%, and 18%, respectively, of total revenue.

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

We recently launched Illumina Connected Analytics, an integrated bioinformatics solution that provides a comprehensive, private, cloud-based data platform that empowers customers to manage, analyze, and explore large volumes of multi-omic data in a secure, scalable, and flexible environment.

In 2020, 2019, and 2018, total sequencing revenue comprised 89%, 87%, and 83%, respectively, of total revenue.

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

In 2020, 2019, and 2018, total array revenue comprised 11%, 13%, and 17%, respectively, of total revenue.

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

Intellectual Property

We have an extensive intellectual property portfolio. As of January 12, 2021, we owned or had exclusive licenses to 901 issued U.S. patents and 650 pending U.S. patent applications, including 55 allowed applications that have not yet issued as patents. Our issued and pending patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, software, bioinformatics, and chemical-detection technologies, and have terms that expire between 2021 and 2041. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

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

Research and development expense in 2020, 2019, and 2018 was $682 million, $647 million, and $623 million, respectively. We expect research and development expense to increase during 2021 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We expect to continue increasing our sales and distribution resources during 2021 and beyond as we launch new products and expand our potential customer base.

Manufacturing

We manufacture sequencing and array platforms and reagent kits. In 2020, we continued to increase our manufacturing capacity, although we scaled manufacturing to meet lower levels of demand due to the COVID-19 pandemic. We expect to increase our manufacturing capacity again in 2021 to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. Multiple commercial sources provide many of our components and supplies, but there are some raw materials and components that we obtain from single-source suppliers. To manage potential risks arising from single-source suppliers, we believe that, if necessary, we could redesign our products using alternative components or for use with alternative reagents or develop an internal supply capability. In addition, while we attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain. If the capabilities of our suppliers and component manufacturers are limited or stopped, due to the COVID-19 pandemic, disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.
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

Segment and Geographic Information

We have one reportable segment, Core Illumina, as of January 3, 2021, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Helix.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, China, and the Asia-Pacific region. Shipments to customers outside the United States totaled $1,584 million, or 49%, of total revenue, in 2020, compared to $1,684 million, or 48%, and $1,554 million, or 47%, in 2019 and 2018, respectively. We consider the U.S. dollar to be the functional currency of our international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “1. Organization and Significant Accounting Policies” and note “2. Revenue” within the Consolidated Financial Statements section of this report for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $816 million and $980 million as of January 3, 2021 and December 29, 2019, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect approximately 90% of our backlog as of January 3, 2021, to be shipped in 2021, approximately 7% in 2022, and the remainder thereafter. Although we generally recognize revenue when control of our products and services is transferred to our customers, some customer contracts might require us to defer revenue recognition beyond the transfer of control.

Properties

The following table summarizes the facilities we leased as of January 3, 2021, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	1,249,000	Office, Lab, Manufacturing, and Distribution	2025 – 2031
San Francisco Bay Area, CA	464,000	Office, Lab, and Manufacturing	2025 – 2033
Singapore *	395,000	Office, Lab, Manufacturing, and Distribution	2022 – 2025
Cambridge, United Kingdom	176,000	Office, Lab, and Manufacturing	2024 – 2039
Madison, WI	133,000	Office, Lab, and Manufacturing	2033
China	55,000	Office and Lab	2021 – 2025
Eindhoven, the Netherlands *	42,000	Office and Distribution	2021
Other	69,000	Office	2021 – 2025
________________
*Excludes approximately 295,000 square feet for which the leases do not commence until 2021 and beyond.

Human Capital

To continue as a leader in genomics we need to harness the world’s best talent and give them the opportunity to thrive. We are committed to attracting, retaining, developing, and supporting our people to enable everyone to fully contribute to our mission and deliver on the transformative power of genomics. Diversity is a competitive advantage that drives innovation in all that we do.

As of January 3, 2021, our global workforce was comprised of approximately 7,800 full time employees, 50 part time employees, and 1,500 temporary employees. The regional representation includes 4,900 in the Americas, 1,000 in EMEA, and 1,900 in APAC. Our global voluntary turnover rate for 2020 was 9%. Women comprised 43% of our global workforce and in 2020, 47% of global new hires were women. Based on self-identification data, our U.S. workforce is comprised of 52% minorities. We plan to disclose additional details on our diversity demographics and programming in our next Corporate Social Responsibility (CSR) Report set to be published in April 2021.

Our key human capital objectives include: curate a culture of care; embed diversity, inclusion, and fairness in all we do; foster an environment where people feel Illumina is a great place to work for everyone; offer employees the resources and support they need to bring their personal best every day; invest and develop our people to create a deep and diverse pipeline; and steward our employee safety and wellness.

Additional information is included in our annual CSR Report (located on our website at www.illumina.com/csr). Information on our website, including the CSR Report, shall not be deemed incorporated by reference into this Annual Report. Our April 2021 CSR Report is intended to be guided by the reporting frameworks of the Global Reporting Initiative (GRI), Sustainable Accounting Standards Board (SASB), and the Task Force for Climate related Financial Disclosures (TCFD).

Environmental Matters

As a global corporate citizen, we recognize the importance of the environment to a healthy, sustainable future for our business, our patients, and communities. We are committed to the protection of our employees and the environment with an approach to continuously strengthen our environmental stewardship. We believe that we are in material compliance with current applicable laws and regulations. However, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance. In addition, climate change may impact our business by increasing operating costs due to additional regulatory requirements, physical risks to our facilities, energy limitations, and disruptions to our supply chain. These potential risks are accounted for in our business planning, including investment in reducing energy and water consumption, greenhouse gas emissions, and waste production.

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

The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such products, which would adversely affect our earnings and competitive position.

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

Risks Relating to Research, Development, Marketing, and Sales of Products and Services

Our continued growth is dependent on continuously developing and commercializing new products.

Our target markets are characterized by rapid technological change, changes in customer needs, existing and emerging competition, strong price competition, and frequent new product introductions. Accordingly, our continued growth depends on developing and commercializing new products and services, including improving our existing products and services, in order to address evolving market requirements on a timely basis. If we fail to innovate or adequately invest in new technologies, we could lose our competitive position in the markets that we serve. We believe that successfully introducing new products and technologies on a timely basis provides a significant competitive advantage because customers invest time in selecting and learning to use a new product and may be reluctant to switch once that selection is made.

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
In the past, we have experienced, and are likely to experience in the future, delays in the development and introduction of new products. There can be no assurance that we will keep pace with the rapid rate of change in our markets or that our new products will adequately meet the requirements of the marketplace, achieve market acceptance, or compete successfully with third-party technologies. Some of the factors affecting our ability to develop and successfully commercialize new products and services include:
•the functionality and performance of new and existing products and services;
•the timing of introduction of new products or services relative to competing products and services;
•availability, quality, and price relative to competing products and services;
•scientists’ and customers’ opinions of the utility of new products or services;
•citation of new products or services in published research;
•regulatory trends and approvals; and
•our ability to acquire or otherwise gain access to third party technologies, products, or businesses. We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace.
Our success depends upon the continued emergence and growth of markets for analysis of genetic variation, and continued substantial increases in the use of sequencing as the cost of sequencing declines.

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

We compete with third parties that design, manufacture, and market products and services for analysis of genetic variation and biological function and other applications using a wide range of technologies. In some cases, we compete for the resources our customers allocate for purchasing a wide range of sequencing and non-sequencing products, some of which are complementary or adjacent to our own but not directly competitive; in other cases, our products face direct competition as customers choose among sequencing and non-sequencing products that are designed to address the same use case or answer the same biological question. For example, complementary third-party sequencing technologies address use cases to which our products are not well suited. If we are unable to develop or acquire new technologies that address these complementary sequencing applications, our rate of growth and our ability to grow the overall market for sequencing could be adversely affected.

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

Physicians and patients may not order diagnostic tests that we develop, market, sell, or enable such as our prenatal tests or, after our expected acquisition of GRAIL, anticipated oncology screening tests, unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests that involve new technologies or provide novel diagnostic information. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on diagnostic product suppliers to reduce their prices. Reimbursement by a payor may depend on a number of factors, including a payor's determination that tests using our technologies are: not experimental or investigational; medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed publications; and included in clinical practice guidelines.
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
Even if tests are reimbursed, third-party payors may withdraw their coverage policies, cancel their contracts with our customers at any time, review and adjust the rate of reimbursement, require co-payments from patients, or stop paying for tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization, and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our results of operations.

Risks Relating to Supply Chain, Manufacturing, and Quality

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

The complex nature of our products requires customized, precision-manufactured sub-assemblies, components, and materials that currently are available from a limited number of sources, and, in the case of some sub-assemblies, components, and materials, from only a single source. If deliveries from these vendors are delayed or interrupted for any reason, or if we are otherwise unable to secure a sufficient supply, we may not be able to obtain these sub-assemblies, components, or materials on a timely basis or in sufficient quantities or at satisfactory qualities. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, in whole or in part, or develop these capabilities internally, and there can be no assurance that we will be able to do this on a timely basis, in sufficient quantities, or on commercially reasonable terms. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort required to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the manufacture or shipment of our products may be delayed or interrupted if the quality of the products, sub-assemblies, components, or materials supplied by our vendors does not meet our requirements. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of minerals from conflict-affected areas such as the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, or results of operations.

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

We expect to increase our manufacturing and service capacity to meet the anticipated demand for our products. Although we have consistently increased our manufacturing and service capacity, and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our current business plans, there are uncertainties inherent in expanding our manufacturing and service capabilities, and we may not be able to sufficiently increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. Also, we may not manufacture the right product mix to meet customer demand, especially as we introduce new products. As a result, we may experience difficulties in meeting customer, collaborator, and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions and quality control issues that have temporarily reduced or suspended production of certain products. Due to the intricate nature of manufacturing complex instruments, consumables, and products that contain DNA and enzymes, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products (or to produce them economically), or prevent us from achieving expected performance levels, any of which could adversely affect our business, financial condition, or results of operations.

An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials due to a catastrophic disaster or infrastructure could adversely affect our business.

We currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and the San Francisco Bay Area in California; Madison, Wisconsin; Cambridge, United Kingdom; and Singapore. These areas are subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage one of our facilities significantly or if other events, such as the outbreak of a serious infectious disease, were to cause our operations to fail or be significantly curtailed, we may be unable to manufacture our products, provide our services, or develop new products. In addition, if the capabilities of our suppliers and component manufacturers are limited or stopped, due to the outbreak of a serious infectious disease, natural or other disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.

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

Risk Relating to COVID-19

We are unable to predict the extent to which the COVID-19 pandemic will adversely impact our business operations and financial performance.

The COVID-19 pandemic has significantly curtailed the movement of people, goods and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. As a result, we experienced a decline in our sales and results of operations during 2020. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and is expected to continue to (1) negatively impact the demand for our products and services, (2) restrict our sales operations, marketing efforts, and customer field support, (3) impede the shipping and delivery of our products to customers (4) disrupt our supply chain, and (5) limit our ability to conduct research and product development and other important business activities. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. In the U.S. and in most other key markets, we are requiring most of our employees to work remotely, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities, and many may continue to work remotely for an indefinite period of time. Remote working arrangements could impact employees’ productivity and morale. We may incur increased costs and experience delays in sales, purchases, deliveries and other business activities associated with the invocation by customers, suppliers, service providers, and other business partners of contractual provisions they may claim are triggered by the COVID-19 pandemic. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact the fair value of our marketable securities.

Risk Relating to the Protection of Our Intellectual Property

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

Any finding that our patents or applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. Furthermore, as issued patents expire, including those related to our sequencing-by-synthesis technology. As this occurs, we may lose some competitive advantage as others develop, market, and sell competing products, which could negatively affect our revenue.

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

Risks Related to Acquisitions, Including the Pending Acquisition of GRAIL

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

As part of our strategy to develop and identify new products, services, and technologies, we have made, and may continue to make, acquisitions of technologies, products, or businesses. Acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:
•difficulties in integrating new operations, technologies, products, and personnel;
•lack of synergies or the inability to realize expected synergies and cost-savings;
•lengthy, expensive, and time and resource-intensive regulatory review processes, the outcomes of which can be unpredictable;
•difficulties in managing geographically dispersed operations;
•underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
•negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
•the potential loss of key employees, customers, and strategic partners of acquired companies;
•claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;
•the issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
•diversion of management’s attention and company resources from existing operations of the business;
•inconsistencies in standards, controls, procedures, and policies;
•the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies; and

•assumption of, or exposure to, known or unknown contingent liabilities or liabilities that are difficult to identify or accurately quantify.
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

There is no assurance when or if our planned acquisition (the Acquisition) of GRAIL will be completed. If the Acquisition is not completed within the expected time frame, we may not be able to achieve the synergies and other benefits that we expect to achieve as a result of the Acquisition, and we could incur additional costs or liabilities, loss of revenue and other adverse effects.

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

The Merger Agreement may be terminated in certain circumstances, including, among others, if the Acquisition has not been completed by the outside date of September 20, 2021 (subject to a three-month extension) or if a governmental entity of competent jurisdiction has issued or granted an order, judgment, decree, ruling or injunction that results in a permanent restraint that has become final and non-appealable or imposes, as a final and non-appealable condition, restrictions on us that are not permitted restrictions. We and GRAIL can also mutually agree to terminate the Merger Agreement at any time prior to the effective time. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay GRAIL a termination fee of $300 million and make an additional $300 million payment to GRAIL in exchange for shares of non-voting GRAIL preferred stock. The Merger Agreement may also be terminated in circumstances in which such fee will not be payable and such investment will not be required. We are required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) until the Acquisition is completed or terminated, subject to terms and conditions set forth in the Merger Agreement. In the event that the Merger Agreement is terminated, we will receive shares of non-voting GRAIL preferred stock in respect of all Continuation Payments in excess of $315 million, subject to certain terms and conditions.

We are subject to various uncertainties, including contractual restrictions and requirements while the Acquisition is pending, that could adversely affect our business, financial condition and results of operations.

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

We expect to fund the aggregate cash consideration (approximately $3.1 billion) upon completion of the Acquisition using balance sheet cash of both Illumina and GRAIL plus up to $1 billion in permanent financing. If such permanent financing is unavailable prior to or upon completion, a 364-day senior unsecured bridge term loan facility will be provided by Goldman Sachs totaling $1 billion. Our ability to obtain additional debt financing will be subject to various factors, including market conditions, operating performance and our ability to incur additional debt. Depending on these factors, the terms upon which debt financing or debt offerings are available to us may be less favorable to us than we expect. The receipt of financing by us is not a condition to completion of the Acquisition and, accordingly, we will be required to complete the Acquisition (assuming that all of the conditions to its obligations under Merger Agreement are satisfied) whether or not debt financing is available at all or on acceptable terms.

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

Risks Relating to Our Strategic Collaborations and Investments

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

Strategic collaborations require significant management attention and operational resources. If we are unable to successfully manage or meet milestones related to our strategic collaborations, or if our partners do not perform as we expect, our future results may be adversely impacted. Furthermore, dependence on collaborative arrangements may also subject us to other risks, including:
•we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;
•we may disagree with our partners as to rights to intellectual property, the direction of research programs, or commercialization activities;
•our revenues may be lower than if we were to develop and commercialize such products ourselves;
•a collaboration partner could develop and market a product that is competitive with either products developed under the collaboration or other of our products, either independently or in collaboration with others, including our competitors;
•our partners could become unable or less willing to expend their resources in support of our collaboration;
•collaborations could expose us to additional regulatory risks; and
•we may be unsuccessful at managing multiple simultaneous collaborations.
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

Risks Relating to Litigation

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

Our products and services are used for sensitive applications, and we face an inherent risk of exposure to product or service liability claims if our products or services are alleged to have caused harm, resulted in false negatives or false positives, or do not perform in accordance with specifications. Product liability claims filed against us or against third parties to whom we may have an obligation could be costly and time-consuming to defend and result in substantial damages or reputational risk. We cannot be certain that we would be able to successfully defend any product or service liability lawsuit brought against us. Regardless of merit or eventual outcome, product or service liability claims may result in: decreased demand for our products; injury to our reputation; increased product liability insurance costs; costs of related litigation; and substantial monetary awards to plaintiffs.
Although we carry product and service liability insurance, if we become the subject of a successful product or service liability lawsuit, our insurance may not cover all substantial liabilities, which could have an adverse effect on our business, financial condition, or results of operations.

Risks Relating to Government Regulation

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

Risks Relating to Information Technology Security and Continuity

Despite using commercially reasonably measure to secure our systems and networks, security breaches, including with respect to cyber-security, and other disruptions could compromise our information, products, and services, disrupt our operations, and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect sensitive data, including intellectual property, our proprietary business information (and that of our customers), and personally identifiable information of our customers and employees and store it in our data centers and on our networks. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, due to the inherent features of Internet and technical limitations our information technology and infrastructure may be impacted by cyber-attacks, employee error, malfeasance, or other disruptions.

We may face cyber-attacks, including from nation state actors or advanced persistent threat who attempt to penetrate our network security, including our data centers; sabotage or otherwise disable our research, products, and services, including instruments at our customers’ sites; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our internal operations, systems and services. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disruption, disclosure, or other loss of information could result in an adverse impact on our business, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

Disruption of critical information technology systems could have an adverse effect on our operations, business, customer relations, and financial condition.

Our success depends, in part, on the continued and uninterrupted performance of our IT systems, which are used extensively in virtually all aspects of our business. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

As we continuously adjust our workflow and business practices and add additional functionality to our enterprise software, problems could arise that we have not foreseen, including interruptions in service, loss of data, inaccurate data, or reduced functionality. Such problems could adversely impact our ability to run our business in a timely manner.

General Risk Factors

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing and research facilities in Singapore and the United Kingdom. Shipments to customers outside the United States comprised 49%, 48%, and 47% of our total revenue in 2020, 2019, and 2018, respectively.

We are subject to the following risks and challenges associated with conducting business globally, particularly in emerging international markets, where we expect a growing proportion of our business to be located:
•longer payment cycles and difficulties in collecting accounts receivable outside of the United States;
•longer sales cycles due to the volume of transactions taking place through public tenders;
•challenges in staffing and managing foreign operations;
•tariffs and other trade barriers;
•lack of consistency, and unexpected changes, in legislative or regulatory requirements of foreign countries into which we sell our products;
•increased risk of governmental and regulatory scrutiny and investigations;
•the burden of complying with a wide variety of foreign laws, regulations, and legal standards;
•operating in locations with a higher incidence of corruption and fraudulent business practices;

•import and export requirements, tariffs, taxes, and other trade barriers;
•weak or no protection of intellectual property rights;
•possible enactment of laws regarding the management of and access to data and public networks and websites;
•potential negative impact of a global health crisis, such as the outbreak of a serious infectious disease, to our commercial or manufacturing operations, including the loss of productivity from our own workforce and consequences of any restrictions on the movement of people or materials;
•possible future limitations on foreign-owned businesses;
•significant taxes; and
•other factors beyond our control, including political, social and economic instability, and security concerns in general.
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

During 2020, more than half of our international sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

Significant developments stemming from the U.S. administration’s trade policies or the U.K.’s exit from the EU could have an adverse effect on us.

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

Our business could be affected by the United Kingdom’s exit from the EU and the adoption and implementation of new trade agreements. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the EU, may adversely affect our operating results and our customers’ businesses.

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

As of January 3, 2021, we had $517 million aggregate principal amount of convertible notes due 2021 and $750 million aggregate principal amount of convertible notes due 2023 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 3.5% with respect to convertible notes due 2021 and 3.7% with respect to convertible notes due 2023. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

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

	2020		2019
	High	Low	High	Low
First Quarter	$339.63	$196.78	$322.32	$268.62
Second Quarter	$377.80	$251.14	$369.00	$300.35
Third Quarter	$404.20	$260.42	$380.76	$263.30
Fourth Quarter	$378.33	$288.01	$336.63	$279.76

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on December 31, 2015 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, NASDAQ Composite Index,
NASDAQ Biotechnology Index, and S&P 500 Index

300
250
200
150
100
50
DOLLARS
12.31.15
01.01.17
12.31.17
12.30.18
12.29.19
01.03.21
Illumina, Inc.
S&P 500 Index
NASDAQ Composite Index
NASDAQ Biotechnology Index

Holders

As of February 12, 2021, we had 126 record holders of our common stock.

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

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

On February 5, 2020, our Board of Directors authorized a share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Shares repurchased in open-market transactions pursuant to this program during 2020 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
First Quarter	660	$284.08	660	$562,500
Second Quarter	410	$348.63	410	$419,624
Third Quarter	378	$330.11	378	$294,774
Fourth Quarter (1)	880	$317.98	880	$14,953
Total	2,328	$315.74	2,328	$14,953
(1) Repurchases during the fourth quarter of 2020 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 28, 2020 - October 25, 2020	238	$320.22	238	$218,601
October 26, 2020 - November 22, 2020	357	$305.26	357	$109,510
November 23, 2020 - January 3, 2021	285	$332.08	285	$14,953
Total	880	$317.98	880	$14,953

Sales of Unregistered Securities

There were no sales of unregistered securities in 2020.

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
•Contractual Obligations. Tabular disclosure of known contractual obligations as of January 3, 2021.
•Critical Accounting Policies and Estimates. Discussion of critical accounting policies and the significant assumptions, estimates, and judgments we make in applying such policies.
•Quantitative and Qualitative Disclosure about Market Risk. Discussion of our financial instruments’ exposure to market risk.
•Recent Accounting Pronouncements. Summary of recent accounting pronouncements applicable to our consolidated financial statements.
•Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.
Our discussion of our results of operations, financial condition, and cash flow for 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-K for the fiscal year ended 2018.

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

About Illumina

We have one reportable segment, Core Illumina, which relates to Illumina’s core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included both Core Illumina and Helix. For information on Helix, refer to note “3. Investments and Fair Value Measurements” and note “11. Segments and Geographic Data” within the Consolidated Financial Statements section of this report.

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

On September 20, 2020, we entered into an Agreement and Plan of Merger to acquire GRAIL for total consideration of $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We believe our acquisition of GRAIL will accelerate the adoption of NGS-based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and, subject to the satisfaction of such conditions, is expected to close in the second half of 2021. See note “4. Intangible Assets, Goodwill, and Acquisitions” for further details.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section of this report, and the other transactions, events, and trends discussed in “Risk Factors” within the Business & Market Information section of this report. Forward-looking statements included in our Financial Overview below exclude the potential post-close impact from the pending acquisition of GRAIL, which we expect to close in the second half of 2021.

Financial Overview

The COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. As a result, we experienced a decline in our sales and results of operations during 2020 compared to 2019. We expect the COVID-19 pandemic to continue to impact our sales and results of operations in 2021, the size and duration of which is significantly uncertain.
Consolidated financial highlights for 2020 include the following:
•Revenue decreased 9% in 2020 to $3.2 billion compared to $3.5 billion in 2019 primarily due to decreased shipments of consumables and instruments to our customers impacted by the effects of the COVID-19 pandemic. We expect our revenue to grow in 2021 compared to 2020 and 2019, although the size and duration of the COVID-19 impact remains significantly uncertain.
•Gross profit as a percentage of revenue (gross margin) was 68.0% in 2020 compared to 69.6% in 2019. The gross margin decrease was driven primarily by increased freight costs attributable to the COVID-19 pandemic, less favorable product mix within sequencing consumables, lower total revenue, which generated less fixed cost leverage, and decreased revenue from development and licensing agreements, partially offset by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins.  Our gross margin in future periods will depend on several factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Income from operations as a percentage of revenue decreased to 17.9% in 2020 compared to 27.8% in 2019. The decrease was due to an increase in operating expenses as a percentage of total revenue, primarily due to the decrease in revenue in 2020 compared to 2019, increased acquisition-related costs, and a decrease in gross margin. We expect our operating expenses to continue to grow on an absolute basis in 2021, including an increase in expenses related to the acquisition of GRAIL in the first half of 2021 and an increase in stock-based compensation.
•Our effective tax rate was 23.3% and 11.4% in 2020 and 2019, respectively. In 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, tax benefits related to share-based compensation, and tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition.
Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in “Risk Factors” within the Business & Market Information section of this report. We anticipate that our future effective tax rate will be lower than the U.S. federal statutory tax rate of 21% due to the portion of our earnings that will be subject to lower statutory tax rates.
•We ended 2020 with cash, cash equivalents, and short-term investments totaling $3.5 billion, of which approximately $571 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth audited consolidated statement of operations data for 2020, 2019, and 2018, stated as a percentage of total revenue.

	2020	2019	2018
Revenue:
Product revenue	84.4%	82.7%	82.5%
Service and other revenue	15.6	17.3	17.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	24.3	22.6	22.1
Cost of service and other revenue	6.8	6.8	7.8
Amortization of acquired intangible assets	0.9	1.0	1.1
Total cost of revenue	32.0	30.4	31.0
Gross profit	68.0	69.6	69.0
Operating expense:
Research and development	21.1	18.3	18.7
Selling, general and administrative	29.0	23.5	23.8
Total operating expense	50.1	41.8	42.5
Income from operations	17.9	27.8	26.5
Other income (expense):
Interest income	1.3	2.1	1.3
Interest expense	(1.5)	(1.5)	(1.7)
Other income, net	8.7	3.2	0.7
Total other income, net	8.5	3.8	0.3
Income before income taxes	26.4	31.6	26.8
Provision for income taxes	6.1	3.6	3.3
Consolidated net income	20.3	28.0	23.5
Add: Net loss attributable to noncontrolling interests	—	0.3	1.3
Net income attributable to Illumina stockholders	20.3%	28.3%	24.8%
Percentages may not recalculate due to rounding.

Revenue

	2020 - 2019				2019 - 2018
(Dollars in millions)	2020	2019	Change	% Change	2018	Change	% Change
Consumables	$2,304	$2,392	$(88)	(4)%	$2,177	$215	10%
Instruments	431	537	(106)	(20)	572	(35)	(6)
Total product revenue	2,735	2,929	(194)	(7)	2,749	180	7
Service and other revenue	504	614	(110)	(18)	584	30	5
Total revenue	$3,239	$3,543	$(304)	(9)%	$3,333	$210	6%
Service and other revenue consists primarily of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements. Total revenue primarily relates to Core Illumina for all periods presented.

2020 Compared to 2019

The decrease in consumables revenue in 2020 was driven by a $52 million decrease in microarray consumables, primarily due to decreased shipments to our customers impacted by the effects of the COVID-19 pandemic and ongoing weakness in the direct-to-consumer (DTC) market. Sequencing consumables also decreased by $36 million due to the COVID-19 pandemic, which more than offset the positive impacts from the growth in instrument installed base. Instruments revenue decreased in 2020 primarily due to a decrease in sequencing instruments revenue, which was driven by decreased shipments to our customers impacted by the effects of the COVID-19 pandemic. We experienced fewer shipments across our portfolio, with the exception of our NextSeq 2000 and NextSeq 1000 platforms, which launched in 2020. Service and other revenue decreased in 2020 primarily due to decreased revenue from genotyping and sequencing services, as well as decreased revenue from development and licensing agreements.

2019 Compared to 2018

The increase in consumables revenue in 2019 was driven by a $251 million increase in sequencing consumables revenue, primarily due to growth in the instrument installed base. The increase in sequencing consumables revenue was partially offset by a decrease in microarray consumables revenue, primarily due to ongoing weakness in the DTC market. Instruments revenue decreased in 2019 primarily due to a lower average selling price for our NovaSeq instrument compared to its historic range as well as fewer shipments of our microarray instruments. These decreases were partially offset by increased shipments of our NextSeq instruments in 2019. Service and other revenue increased in 2019 primarily due to increased revenue from development and licensing agreements, partially offset by decreased revenue from sequencing and genotyping services.

Gross Margin

	2020 - 2019				2019 - 2018
(Dollars in millions)	2020	2019	Change	% Change	2018	Change	% Change
Gross profit	$2,203	$2,467	$(264)	(11)%	$2,300	$167	7%
Gross margin	68.0%	69.6%			69.0%

2020 Compared to 2019

The gross margin decrease in 2020 was driven primarily by increased freight costs attributable to the COVID-19 pandemic, less favorable product mix within consumables, lower total revenue, which generated less fixed cost leverage, and decreased revenue from development and licensing agreements, partially offset by an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins.

2019 Compared to 2018

The gross margin increase in 2019 was driven primarily by an increase in revenue from development and licensing agreements as well as an increase in sequencing consumables as a percentage of total revenue, which generate higher gross margins, partially offset by lower average selling prices on instruments and consumables and lower volumes in our service business.

Operating Expense

	2020 - 2019				2019 - 2018
(Dollars in millions)	2020	2019	Change	% Change	2018	Change	% Change
Research and development	$682	$647	$35	5%	$623	$24	4%
Selling, general and administrative	941	835	106	13	794	41	5
Total operating expense	$1,623	$1,482	$141	10%	$1,417	$65	5%

2020 Compared to 2019

Core Illumina R&D expense increased by $44 million, or 7%, primarily due to increases in compensation related expenses, including performance-based compensation, as we continue to invest in the research and development of new products and enhancements to existing products, partially offset by decreased travel expenses. Helix R&D expense decreased by $9 million due to its deconsolidation on April 25, 2019.

Core Illumina SG&A expense increased by $116 million, or 14%, primarily due to expenses related to fees and other payments made to PacBio of $92 million, acquisition expenses related to the pending acquisition of GRAIL, and increases in compensation related expenses, including performance-based compensation, partially offset by a $27 million gain on litigation and decreased travel expenses. Helix SG&A expense decreased by $10 million due to its deconsolidation on April 25, 2019.

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

Other Income, Net

	2020 - 2019				2019 - 2018
(Dollars in millions)	2020	2019	Change	% Change	2018	Change	% Change
Interest income	$41	$75	$(34)	(45)%	$44	$31	70%
Interest expense	(49)	(52)	3	(6)	(57)	5	(9)
Other income, net	284	110	174	158	24	86	358
Total other income, net	$276	$133	$143	108%	$11	$122	1,109%
Other income, net primarily relates to Core Illumina for all periods presented.

2020 Compared to 2019

Interest income decreased in 2020 compared to 2019 as a result of lower yields on our short-term debt securities and money market funds. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in other income, net, was primarily due to increased unrealized gains on our marketable equity securities, partially offset by the $39 million gain recorded on the deconsolidation of Helix in 2019, decreases in the fair value of our derivative assets related to the terminated PacBio acquisition, and the $15 million gain recorded in 2019 from the settlement of a contingency related to the deconsolidation of GRAIL in 2017.

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

Provision for Income Taxes

	2020 - 2019				2019 - 2018
(Dollars in millions)	2020	2019	Change	% Change	2018	Change	% Change
Income before income taxes	$856	$1,118	$(262)	(23)%	$894	$224	25%
Provision for income taxes	200	128	72	56	112	16	14
Consolidated net income	$656	$990	$(334)	(34)%	$782	$208	27%
Effective tax rate	23.3%	11.4%			12.5%

2020 Compared to 2019

In 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, tax benefits related to share-based compensation, and tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition. In 2019, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, tax benefits related to uncertain tax positions, and tax benefits related to share-based compensation.

In evaluating our ability to realize the deferred tax asset for California research and development credits we considered all available positive and negative evidence, including operating results and forecasted ranges of future taxable income, and determined it is more likely than not that our California research and development credits will not be realized. As a result, tax expense of $68 million was recorded in 2020 related to establishing a valuation allowance against the deferred tax asset for California research and development credits. We will continue to monitor all available positive and negative evidence in assessing the realization of the deferred tax asset for California research and development credits in the future. In the event there is a need to release the valuation allowance a tax benefit will be recorded.

On June 22, 2020, the Supreme Court denied petition for certiorari for Altera Corporation v. Commissioner. This effectively means the Ninth Circuit decision that stock-based compensation must be included in intercompany cost sharing is final. As a result, tax expense of $28 million was recorded in 2020.

2019 Compared to 2018

In 2019, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, tax benefits related to uncertain tax positions, and tax benefits related to share-based compensation. In 2018, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation, offset partially by the $11 million tax expense associated with updating prior year estimates of the impact of U.S. Tax Reform.

LIQUIDITY AND CAPITAL RESOURCES

At January 3, 2021, we had approximately $1.8 billion in cash and cash equivalents, of which approximately $571 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $232 million from last year due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. It is our intention to indefinitely reinvest the historical earnings of our foreign subsidiaries generated prior to 2017. As of January 3, 2021, we asserted that $164 million of foreign earnings would not be indefinitely reinvested.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of January 3, 2021, we had $1.7 billion in short-term investments. Our short-term investments are predominantly comprised of marketable securities consisting of U.S government-sponsored entities, corporate debt securities, and U.S. Treasury securities.

On September 20, 2020, we entered into an agreement to acquire GRAIL for total consideration of $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. The cash consideration to GRAIL stockholders, excluding Illumina, of approximately $3.1 billion is expected to be funded using balance sheet cash of both Illumina and GRAIL plus up to $1 billion in capital raised through a debt issuance. In advance of this anticipated issuance, we obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter is subject to certain conditions, including consummation of the acquisition pursuant to the GRAIL merger agreement. It is anticipated that we will replace or repay some or all of the bridge facility through the issuance of debt securities.

In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Pursuant to the merger agreement, we will offer GRAIL stockholders the option to receive additional cash and/or stock consideration, in an amount to be determined prior to closing, in lieu of the contingent value rights.

We are required to make monthly cash payments to GRAIL of $35 million (the “Continuation Payments”) until the earlier of the consummation or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $35 million in 2020. In January 2021, we made an additional monthly payment of $35 million to GRAIL. If the GRAIL Merger Agreement is terminated under specified circumstances, we would be required to pay a termination fee of $300 million and make an additional $300 million investment in GRAIL, subject to certain terms and conditions.

Our convertible senior notes due in 2021, with an aggregate principal amount of $517 million, became convertible on January 1, 2021. Our convertible senior notes due in 2023 were not convertible as of January 3, 2021.

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
•repayment of debt obligations;

•the expansion needs of our facilities, including costs of leasing and building out additional facilities; and
•potential repurchases of our outstanding common stock.
On February 5, 2020, our Board of Directors authorized a new share repurchase program, which superseded all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $15 million of our common stock remained available as of January 3, 2021.
We had $35 million and up to $140 million, respectively, remaining in our capital commitments to two venture capital investment funds as of January 3, 2021, that are callable through April 2026 and July 2029, respectively.

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
Cash Flow Summary

(In millions)	2020	2019	2018
Net cash provided by operating activities	$1,080	$1,051	$1,142
Net cash (used in) provided by investing activities	(554)	745	(1,813)
Net cash (used in) provided by financing activities	(766)	(897)	594
Effect of exchange rate changes on cash and cash equivalents	8	(1)	(4)
Net (decrease) increase in cash and cash equivalents	$(232)	$898	$(81)

Operating Activities

Net cash provided by operating activities in 2020 primarily consisted of net income of $656 million plus net adjustments of $351 million and net changes in operating assets and liabilities of $73 million. The primary non-cash adjustments to net income included share-based compensation of $194 million, depreciation and amortization expenses of $187 million, deferred income taxes of $117 million, a loss on derivative assets related to a terminated acquisition of $116 million, and accretion of debt discount of $40 million, partially offset by unrealized gains on marketable equity securities of $270 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by a decrease in accounts receivable and increases in accounts payable and other long-term liabilities, partially offset by increases in other assets and prepaid expenses and other current assets.

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

Investing Activities

Net cash used in investing activities totaled $554 million in 2020. We purchased $1,802 million of available-for-sale securities and $1,791 million of our available-for-sale securities matured or were sold during the period. We paid $132 million for derivative assets, consisting of a $98 million Reverse Termination Fee and $34 million in Continuation Advances, associated with the terminated acquisition of PacBio. We purchased strategic investments of $124 million and completed acquisitions for total cash consideration of $98 million, net of cash acquired. We invested $189 million in capital expenditures, primarily associated with our investment in facilities and equipment.

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

Financing Activities

Net cash used in financing activities totaled $766 million in 2020. We used $736 million to repurchase our common stock, and $91 million to pay taxes related to net share settlement of equity awards. We received $61 million in proceeds from the issuance of common stock through the exercise of stock options and the sale of shares under our employee stock purchase plan.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. The following table represents our contractual obligations as of January 3, 2021, aggregated by type:

	Payments Due by Period(1)
		Less Than			More Than
In millions	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt obligations(2)	$1,269	$519	$750	$—	$—
Operating lease liabilities(3)	924	82	177	177	488
U.S. Tax Reform transition tax(4)	105	—	35	70	—
Amounts due under executive deferred compensation plan	51	51	—	—	—
Total	$2,349	$652	$962	$247	$488
_______________________________________

(1)The table excludes $80 million of uncertain tax positions, $175 million of capital commitments for our venture capital investment funds, the approximately $3.1 billion in cash consideration for the pending acquisition of GRAIL, and the $35 million monthly cash payments required to be paid to GRAIL until the earlier of the consummation or termination of the acquisition, as the timing and amounts of settlement remained uncertain as of January 3, 2021. See note “9. Income Taxes,” note “3. Investments and Fair Value Measurements,” and note “4. Intangible Assets, Goodwill, and Acquisitions” in the Consolidated Financial Statements section of this report for additional information.

(2)Debt obligations include the principal amount of our convertible senior notes due 2021 and 2023, as well as interest payments to be made under the notes. Although these notes mature in 2021 and 2023, respectively, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. See note “5. Debt and Other Commitments” in the Consolidated Financial Statements section of this report for further discussion.

(3)Operating lease liabilities exclude $18 million of legally binding minimum lease payments for leases signed but not yet commenced.

(4)U.S. Tax Reform transition tax includes the remaining portion of the one-time tax on earnings of certain foreign subsidiaries which we elected to pay in installments in accordance with the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

Investments

We invest in various types of securities, including debt securities in government-sponsored entities, corporate debt securities, U.S. Treasury securities and equity securities. As of January 3, 2021, we had $1.7 billion in short-term investments. We classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

As discussed in note “3. Investments and Fair Value Measurements” in the Consolidated Financial Statements section of this report, approximately 27% of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statement of financial positions.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on estimated fair value. Share-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the awards. The fair value of our restricted stock and performance stock units is based on the market price of our common stock on the date of grant. The determination of the amount of share-based compensation expense for our performance stock units requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of income. At each reported period, we reassess the probability of the achievement of corporate performance goals to estimate the amount of shares to be released. Any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

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

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In June 2014, we issued $517 million aggregate principal amount of 0.5% convertible senior notes due 2021 (2021 Notes). In August 2018, we issued $750 million aggregate principal amount of 0% convertible senior notes due 2023 (2023 Notes). At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rates for the 2021 and 2023 Notes were 3.5% and 3.7%, respectively. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of each of the 2021 and 2023 Notes would result in losses of approximately $1 million and $3 million, respectively.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to cash flows and monetary assets and liabilities that are denominated in currencies other than the U.S. dollar; the value of these amounts are exposed to changes in currency exchange rates from the time the transactions are forecasted or originated, until the time the cash settlement is converted into U.S. dollars. Our foreign currency exposures are primarily concentrated in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. We use forward exchange contracts to manage these foreign currency risks and to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. The counterparties to these forward exchange contracts expose us to credit-related risks in the event of their non-performance. We mitigate this risk by actively monitoring credit ratings and only selecting major financial institutions as counterparties. Additionally, our risk of credit-related loss is limited to the fair value of these financial contracts, which were not material to our financial position.

Our forward exchange contracts used to manage foreign currency risks related to monetary assets and liabilities have terms of one month or less. Realized and unrealized gains or losses on the fair value of these financial contracts are included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of January 3, 2021, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $405 million. Our forward exchange contracts used to hedge portions of our foreign currency exposure associated with forecasted revenue transactions have terms of twelve months or less. These derivative financial instruments are designated as cash flow hedges. Gains and losses on these financial contracts, which settle monthly, are generally recorded to revenue in the same period the underlying hedged transactions are recorded. As of January 3, 2021, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $305 million.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see note “1. Organization and Significant Accounting Policies” within the Consolidated Financial Statements section of this report, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended January 3, 2021, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Illumina, Inc. (the Company) as of January 3, 2021 and December 29, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

Valuation of Excess and Obsolete Inventory

Description of the Matter
The Company's inventories totaled $372 million as of January 3, 2021. As explained in Note 1 to the consolidated financial statements, the Company assesses the valuation of inventory each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value if those balances are determined to be less than cost.

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

San Diego, California
February 16, 2021

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 3, 2021	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,810	$2,042
Short-term investments	1,662	1,372
Accounts receivable, net	487	573
Inventory	372	359
Prepaid expenses and other current assets	152	105
Total current assets	4,483	4,451
Property and equipment, net	922	889
Operating lease right-of-use assets	532	555
Goodwill	897	824
Intangible assets, net	142	145
Deferred tax assets, net	20	64
Other assets	589	388
Total assets	$7,585	$7,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192	$149
Accrued liabilities	541	516
Long-term debt, current portion	511	—
Total current liabilities	1,244	665
Operating lease liabilities	671	695
Long-term debt	673	1,141
Other long-term liabilities	303	202
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10 million shares authorized; no shares issued and outstanding at January 3, 2021 and December 29, 2019	—	—
Common stock, $0.01 par value, 320 million shares authorized; 195 million shares issued and 146 million outstanding at January 3, 2021; 194 million shares issued and 147 million outstanding at December 29, 2019	2	2
Additional paid-in capital	3,815	3,560
Accumulated other comprehensive income	2	5
Retained earnings	4,723	4,067
Treasury stock, 49 million shares and 47 million shares at cost at January 3, 2021 and December 29, 2019, respectively	(3,848)	(3,021)
Total stockholders’ equity	4,694	4,613
Total liabilities and stockholders’ equity	$7,585	$7,316
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Revenue:
Product revenue	$2,735	$2,929	$2,749
Service and other revenue	504	614	584
Total revenue	3,239	3,543	3,333
Cost of revenue:
Cost of product revenue	788	802	738
Cost of service and other revenue	220	240	260
Amortization of acquired intangible assets	28	34	35
Total cost of revenue	1,036	1,076	1,033
Gross profit	2,203	2,467	2,300
Operating expense:
Research and development	682	647	623
Selling, general and administrative	941	835	794
Total operating expense	1,623	1,482	1,417
Income from operations	580	985	883
Other income (expense):
Interest income	41	75	44
Interest expense	(49)	(52)	(57)
Other income, net	284	110	24
Total other income, net	276	133	11
Income before income taxes	856	1,118	894
Provision for income taxes	200	128	112
Consolidated net income	656	990	782
Add: Net loss attributable to noncontrolling interests	—	12	44
Net income attributable to Illumina stockholders	$656	$1,002	$826
Earnings per share attributable to Illumina stockholders:
Basic	$4.48	$6.81	$5.63
Diluted	$4.45	$6.74	$5.56
Shares used in computing earnings per share:
Basic	147	147	147
Diluted	148	149	149
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Consolidated net income	$656	$990	$782
Unrealized (loss) gain on available-for-sale debt securities, net of deferred tax	(3)	6	—
Total consolidated comprehensive income	653	996	782
Add: Comprehensive loss attributable to noncontrolling interests	—	12	44
Comprehensive income attributable to Illumina stockholders	$653	$1,008	$826
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of December 31, 2017	191	$2	$2,833	$(1)	$2,256	(44)	$(2,341)	$—	$2,749
Net income (loss)	—	—	—	—	826	—	—	(10)	816
Issuance of common stock, net of repurchases	1	—	46	—	—	(1)	(275)	—	(229)
Share-based compensation	—	—	193	—	—	—	—	—	193
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	127	—	—	—	—	—	127
Vesting of redeemable equity awards	—	—	(2)	—	—	—	—	—	(2)
Issuance of subsidiary shares	—	—	—	—	—	—	—	5	5
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	92	92
Issuance of convertible senior notes, net of tax impact	—	—	93	—	—	—	—	—	93
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	1	—	—	—	1
Balance as of December 30, 2018	192	2	3,290	(1)	3,083	(45)	(2,616)	87	3,845
Net income (loss)	—	—	—	—	1,002	—	—	(3)	999
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	6	—	—	—	—	6
Issuance of common stock, net of repurchases	2	—	59	—	—	(2)	(405)	—	(346)
Share-based compensation	—	—	194	—	—	—	—	—	194
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	16	—	—	—	—	—	16
Deconsolidation of Helix	—	—	2	—	—	—	—	(84)	(82)
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Balance as of December 29, 2019	194	2	3,560	5	4,067	(47)	(3,021)	—	4,613
Net income	—	—	—	—	656	—	—	—	656
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(3)	—	—	—	—	(3)
Issuance of common stock, net of repurchases	1	—	61	—	—	(2)	(827)	—	(766)
Share-based compensation	—	—	194	—	—	—	—	—	194
Balance as of January 3, 2021	195	$2	$3,815	$2	$4,723	(49)	$(3,848)	$—	$4,694
See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Years Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Consolidated net income	$656	$990	$782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	156	151	140
Amortization of intangible assets	31	37	39
Share-based compensation expense	194	194	193
Accretion of debt discount	40	46	41
Deferred income taxes	117	11	(18)
Payment of accreted debt discount	—	(84)	—
Unrealized gains on marketable equity securities	(270)	(53)	(21)
Gains on deconsolidation	—	(54)	—
Loss on derivative assets related to terminated acquisition	116	8	—
Other	(33)	(1)	4
Changes in operating assets and liabilities:
Accounts receivable	89	(58)	(105)
Inventory	(12)	25	(53)
Prepaid expenses and other current assets	(20)	(14)	5
Operating lease right-of-use assets and liabilities, net	(11)	(5)	—
Other assets	(33)	(30)	(9)
Accounts payable	40	(35)	45
Accrued liabilities	(7)	(44)	103
Other long-term liabilities	27	(33)	(4)
Net cash provided by operating activities	1,080	1,051	1,142
Cash flows from investing activities:
Maturities of available-for-sale securities	493	1,387	860
Purchases of available-for-sale securities	(1,802)	(1,010)	(2,859)
Sales of available-for-sale securities	1,298	629	597
Purchases of property and equipment	(189)	(209)	(296)
Net purchases of strategic investments	(124)	(20)	(15)
Cash paid for derivative assets related to terminated acquisition	(132)	(18)	—
Deconsolidation of Helix cash	—	(29)	—
Proceeds from the deconsolidation of GRAIL	—	15	—
Net cash paid for acquisitions	(98)	—	(100)
Net cash (used in) provided by investing activities	(554)	745	(1,813)
Cash flows from financing activities:
Payments on financing obligations	—	(550)	(4)
Net proceeds from issuance of debt	—	—	735
Common stock repurchases	(736)	(324)	(201)
Proceeds from issuance of common stock	61	59	46
Taxes paid related to net share settlement of equity awards	(91)	(82)	(74)
Contributions from noncontrolling interest owners	—	—	92
Net cash (used in) provided by financing activities	(766)	(897)	594
Effect of exchange rate changes on cash and cash equivalents	8	(1)	(4)
Net (decrease) increase in cash and cash equivalents	(232)	898	(81)
Cash and cash equivalents at beginning of year	2,042	1,144	1,225
Cash and cash equivalents at end of year	$1,810	$2,042	$1,144
Supplemental cash flow information:
Cash paid for income taxes	$119	$164	$99
Cash paid for operating lease liabilities	$86	$84	$—
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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2020, 2019, and 2018 refer to fiscal years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. Fiscal year 2020 was 53 weeks, and fiscal years 2019 and 2018 were both 52 weeks.

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

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. Shipments to customers outside the United States comprised 49%, 48%, and 47% of total revenue in 2020, 2019, and 2018, respectively. Customers outside the United States represented 56% and 53% of our gross trade accounts receivable balance as of January 3, 2021 and December 29, 2019, respectively.

We had no customers that provided more than 10% of total revenue in 2020, 2019, and 2018. We perform regular reviews of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Historically, we have not experienced significant credit losses from accounts receivable.

Financial Instruments

We are also subject to risks related to our financial instruments, including cash and cash equivalents, investments, and accounts receivable. Most of our cash and cash equivalents as of January 3, 2021 were deposited with U.S. financial institutions, either domestically or with their foreign branches. Our investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Clearwater Analytics (Industry Sector Report), to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities, U.S. government-sponsored entities, U.S. Treasury securities, and money market funds. Historically, we have not experienced significant credit losses from financial instruments.

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

Accounting Pronouncements Adopted in 2020

In May 2020, the SEC issued Final Rule Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which amends the disclosure requirements applicable to acquisitions and dispositions of businesses, including the required pro forma financial information. The amendments are effective for us beginning January 1, 2021, with early compliance permitted. Among other changes, the final amendments revised the investment and income tests used to determine whether a business acquisition is significant and reduced the filing requirements for financial statements and pro forma financial information of a significant acquired business to cover a maximum of two years. We elected to adopt the amendments in 2020 in connection with our pending acquisition of GRAIL, which is further described in note “4. Intangible Assets, Goodwill, and Acquisitions”.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. We adopted the standard on its effective date in the first quarter of 2020 using a modified retrospective approach. The cumulative effect of applying the new credit loss standard was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the consolidated financial statements in 2020 due to the adoption of ASU 2016-13.

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

Accounting Pronouncements Pending Adoption

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted EPS. The standard is effective for us beginning in the first quarter of 2022, with early adoption permitted in Q1 2021. We do not expect to early adopt the new standard. We are currently evaluating the impact of ASU 2020-06 on the consolidated financial statements.

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

Earnings per Share

Basic earnings per share attributable to Illumina stockholders is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to Illumina stockholders is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Up to April 25, 2019, the date of the Helix deconsolidation, per-share losses of Helix were included in the consolidated basic and diluted earnings per share computations based on our share of the entities’ securities.

Potentially dilutive common shares consist of shares issuable under convertible senior notes and equity awards. Convertible senior notes have a dilutive impact when the average market price of our common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards are

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	Years Ended
In millions	January 3, 2021	December 29, 2019	December 30, 2018
Weighted average shares outstanding	147	147	147
Effect of potentially dilutive common shares from:
Equity awards	1	1	1
Convertible senior notes	—	1	1
Weighted average shares used in calculating diluted earnings per share	148	149	149

Fair Value Measurements

The fair value of assets and liabilities are based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

We hold debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities. We have the ability, if necessary, to liquidate any of our short-term debt securities to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying consolidated balance sheets. We classify short-term debt investments as available-for-sale at the time of purchase and evaluate such classification as of each balance sheet date. All short-term debt investments are recorded at estimated fair value. We evaluate our available-for-sale debt securities in an unrealized loss position to assess whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined based on the specific identification method and are recorded in interest income in the consolidated statements of income.

Equity Securities and Investments

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease approximately 2.6 million square feet of office, lab, manufacturing, and distribution facilities under various non-cancellable operating lease agreements (real estate leases). Our real estate leases have remaining lease terms of approximately 1 to 19 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from approximately 6 months to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. We do not have any material financing leases.

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

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Financial Instruments

We are exposed to foreign exchange rate risks in the normal course of business and use derivative financial instruments to partially offset this exposure. We do not use derivative financial instruments for speculative or trading purposes. All foreign exchange contracts are carried at fair value in other current assets or accrued liabilities on the consolidated balance sheet.

We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of January 3, 2021, we had foreign exchange forward contracts in place to hedge exposures to monetary assets and liabilities denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of January 3, 2021 and December 29, 2019, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $405 million and $252 million, respectively.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms of twelve months or less and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other income, net. As of January 3, 2021, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of January 3, 2021, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases was $305 million. There were no outstanding cash flow hedge contracts in place as of December 29, 2019.

Our derivative financial instruments did not have a material impact on our consolidated financial statements in any of the years presented.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $28 million, $28 million, and $38 million in 2020, 2019, and 2018, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue by Source

	2020			2019			2018
in millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,039	$265	$2,304	$2,075	$317	$2,392	$1,824	$353	$2,177
Instruments	417	14	431	517	20	537	535	37	572
Total product revenue	2,456	279	2,735	2,592	337	2,929	2,359	390	2,749
Service and other revenue	423	81	504	476	138	614	416	168	584
Total revenue	$2,879	$360	$3,239	$3,068	$475	$3,543	$2,775	$558	$3,333

Revenue by Geographic Area

Based on region of destination (in millions)	2020	2019	2018
Americas (1)	$1,744	$1,970	$1,864
Europe, Middle East, and Africa	886	933	851
Greater China (2)	342	372	365
Asia-Pacific	267	268	253
Total revenue	$3,239	$3,543	$3,333
(1) Revenue for the Americas region included United States revenue of $1,655 million, $1,859 million, and $1,779 million in 2020, 2019, and 2018, respectively.
(2) Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of January 3, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $816 million, of which approximately 90% is expected to be converted to revenue through 2021, approximately 7% in the following twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of January 3, 2021 and December 29, 2019 were $230 million and $209 million, respectively, of which the short-term portions of $186 million and $167 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in 2020 included $156 million of previously deferred revenue that was included in contract liabilities as of December 29, 2019.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Securities

Our short-term investments are primarily available-for-sale debt securities that consisted of the following:

	January 3, 2021			December 29, 2019
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$10	$—	$10	$18	$—	$18
Corporate debt securities	445	—	445	627	3	630
U.S. Treasury securities	830	1	831	616	2	618
Total	$1,285	$1	$1,286	$1,261	$5	$1,266

Contractual maturities of available-for-sale debt securities, as of January 3, 2021, were as follows:

In millions	Estimated Fair Value
Due within one year	$1,286
After one but within five years	—
Total	$1,286

Strategic Investments

Marketable Equity Securities

As of January 3, 2021 and December 29, 2019, the fair value of our marketable equity securities, included in short-term investments, totaled $376 million and $106 million, respectively. Total unrealized gains on our marketable equity securities, included in other income, net, were $270 million, $53 million, and $21 million in 2020, 2019, and 2018, respectively.

Non-Marketable Equity Securities

As of January 3, 2021 and December 29, 2019, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $314 million and $220 million, respectively.

One of our investments, GRAIL, is a VIE for which we have concluded that we are not the primary beneficiary, and therefore, we do not consolidate GRAIL in our consolidated financial statements. On September 20, 2020, we entered into an agreement to acquire GRAIL, as described in note “4. Intangible Assets, Goodwill, and Acquisitions”. We have determined our maximum exposure to loss, excluding any amounts associated with the pending acquisition of GRAIL, to be the carrying value of our investment, which was $250 million and $190 million as of January 3, 2021 and December 29, 2019, respectively, recorded in other assets. During 2020, we made an additional $60 million investment in GRAIL.

Revenue recognized from transactions with our strategic investees was $62 million, $71 million, and $143 million in 2020, 2019, and 2018, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $160 million, callable through July 2029, respectively, of which $35 million and up to $140 million, respectively, remained callable as of January 3, 2021. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $104 million and $53 million as of January 3, 2021 and December 29, 2019, respectively.

Previously Consolidated Variable Interest Entity

Helix Holdings I, LLC (Helix)

In July 2015, we obtained a 50% voting equity ownership interest in Helix. At that time, we determined that we had unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and, as a result, we were deemed to be the primary beneficiary of Helix and were required to consolidate Helix. The operations of Helix are included in the accompanying consolidated statements of income for 2018 and 2019, up to the date of the deconsolidation, described below. During this period, we absorbed 50% of Helix’s losses.

On April 25, 2019, we entered into an agreement to sell our interest in, and relinquish control over, Helix. As part of the agreement, (i) Helix repurchased all of our outstanding equity interests in exchange for a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events, (ii) we ceased having a controlling financial interest in Helix, including unilateral power over one of the activities that most significantly impacts the economic performance of Helix, (iii) we were relieved of any potential obligation to redeem certain noncontrolling interests, and (iv) we no longer have representation on Helix’s board of directors. As a result, we deconsolidated Helix’s financial statements effective April 25, 2019 and recorded a gain on deconsolidation in 2019 of $39 million in other income, net. The gain on deconsolidation included (i) the contingent value right received from Helix recorded at a fair value of approximately $30 million, (ii) the derecognition of the carrying amounts of Helix’s assets and liabilities, and (iii) the derecognition of the noncontrolling interests related to Helix.

Changes in the fair value of the contingent value right resulted in an unrealized gain of $7 million in 2020 and an unrealized loss of $1 million in 2019, included in other income, net.

Derivative Assets Related to Terminated Acquisition

On November 1, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). On January 2, 2020, we entered into an agreement to terminate the Merger Agreement (the Termination Agreement). Pursuant to the Termination Agreement, we made a cash payment to PacBio of $98 million on January 2, 2020, which represented the Reverse Termination Fee (as defined in the Merger Agreement). The Reverse Termination Fee was repayable, without interest, if PacBio entered into a definitive agreement providing for, or consummating, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement), and such transaction was consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction. PacBio did not enter into a definitive agreement that provided for, or consummated, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement); therefore, the Reverse Termination Fee is no longer repayable. In addition, we made cash payments of $18 million in Q4 2019, pursuant to Amendment No. 1 to the PacBio Merger Agreement, and $34 million in Q1 2020, pursuant to the Termination Agreement, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances is repayable without interest to us if, within two years of March 31, 2020, PacBio enters into a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). On February 10, 2021, PacBIo announced their entry into an investment agreement with SB Northstar LP relating to the issuance and sale of $900 million in aggregate principal amount of PacBio’s convertible notes. Pursuant to the PacBio Merger Agreement, we expect that, upon the closing of the convertible notes issuance, PacBio will be obligated to repay to us $52 million of Continuation Advances.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The potential repayment of the Continuation Advances and Reverse Termination Fee meet the definition of derivative assets and are recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expenses in 2020. The $8 million difference between the $18 million in Continuation Advances paid in Q4 2019 and the $10 million fair value of the derivative asset on the payment date was recorded as selling, general, and administrative expenses in 2019. Changes in the fair value of the derivative assets are included in other income, net, and totaled $25 million in unrealized losses in 2020.

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	January 3, 2021				December 29, 2019
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,512	$—	$—	$1,512	$1,732	$—	$—	$1,732
Debt securities in government-sponsored entities	—	10	—	10	—	18	—	18
Corporate debt securities	—	445	—	445	—	630	—	630
U.S. Treasury securities	831	—	—	831	618	—	—	618
Marketable equity securities	376	—	—	376	106	—	—	106
Contingent value right	—	—	35	35	—	—	29	29
Derivative assets related to terminated acquisition	—	—	26	26	—	—	10	10
Deferred compensation plan assets	—	55	—	55	—	48	—	48
Total assets measured at fair value	$2,719	$510	$61	$3,290	$2,456	$696	$39	$3,191
Liabilities:
Deferred compensation plan liability	$—	$51	$—	$51	$—	$46	$—	$46
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INTANGIBLE ASSETS, GOODWILL, AND ACQUISITIONS
Intangible Assets

	January 3, 2021			December 29, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Licensed technologies	$95	$(91)	$4	$95	$(89)	$6
Core technologies	352	(221)	131	325	(195)	130
Customer relationships	31	(27)	4	31	(27)	4
License agreements	14	(11)	3	14	(10)	4
Trade name	4	(4)	—	4	(3)	1
Total intangible assets, net	$496	$(354)	$142	$469	$(324)	$145

The estimated annual amortization of intangible assets for the next five years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2021	$28
2022	24
2023	23
2024	21
2025	21
Thereafter	25
Total	$142

We recorded a developed technology intangible asset of $26 million, with a useful life of 10 years, as a result of an acquisition in 2020.

Goodwill

In millions	Goodwill
Balance as of December 30, 2018	$831
Helix deconsolidation	(7)
Balance as of December 29, 2019	824
Acquisitions	73
Balance as of January 3, 2021	$897
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed the annual assessment for goodwill impairment in the second quarter of 2020, noting no impairment.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pending Acquisition

GRAIL

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

The cash consideration for the transaction is expected to be funded using balance sheet cash of both Illumina and GRAIL, plus up to $1 billion in capital raised through a debt issuance. In advance of this anticipated issuance, we have obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter is subject to certain conditions, including consummation of the acquisition pursuant to the GRAIL Merger Agreement. It is anticipated that we will replace or repay some or all of the bridge facility through the issuance of debt securities.

In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of certain revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Pursuant to the GRAIL Merger Agreement, we will offer GRAIL stockholders the option to receive additional cash and/or stock consideration, in an amount to be determined prior to closing, in lieu of the contingent value rights.

Since the acquisition of GRAIL as contemplated by the GRAIL Merger Agreement was not consummated prior to December 20, 2020, we will make monthly cash payments to GRAIL of $35 million (the “Continuation Payments”) until the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $35 million in 2020. In January 2021, we made an additional monthly payment of $35 million to GRAIL. If the GRAIL Merger Agreement is terminated, we will receive shares of non-voting GRAIL preferred stock in respect of all Continuation Payments in excess of $315 million, subject to certain terms and conditions.

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

5. DEBT AND OTHER COMMITMENTS
Summary of debt obligations

In millions	January 3, 2021	December 29, 2019
Principal amount of 2023 Notes outstanding	$750	$750
Principal amount of 2021 Notes outstanding	517	517
Unamortized discount of liability component of convertible senior notes	(83)	(126)
Net carrying amount of liability component of convertible senior notes	1,184	1,141
Less: current portion	(511)	—
Long-term debt	$673	$1,141
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$213	$213
Fair value of convertible senior notes outstanding (Level 2)	$1,595	$1,549
Weighted average remaining amortization period of discount on the liability component of convertible senior notes	2.4 years	3.2 years

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bridge Facility

In advance of the acquisition of GRAIL, we have obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter is subject to certain conditions, including consummation of the acquisition pursuant to the GRAIL Merger Agreement. It is anticipated that we will replace or repay some or all of the bridge facility through the issuance of debt securities. See note “4. Intangible Assets, Goodwill, and Acquisitions” for further details.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
million aggregate principal amount. The $126 million difference ($93 million, net of tax) between the aggregate principal amount of $750 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2023 Notes are not considered redeemable.

As a policy election under applicable guidance related to the calculation of diluted net income per share, we have elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2023 Notes on net income per share each period. The 2023 Notes were not convertible as of January 3, 2021 and had no dilutive impact in 2020, 2019, and 2018. If the 2023 Notes were converted as of January 3, 2021, the if-converted value would not exceed the principal amount.

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

As a policy election under applicable guidance related to the calculation of diluted net income per share, we elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2021 Notes. The market price of our common stock met the stock

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
trading price conversion requirement of $330.64 and the 2021 Notes became convertible on January 1, 2021. The potential dilutive impact of the 2021 notes has been included in our calculation of diluted earnings per share in 2020, 2019, and 2018. If the 2021 Notes were converted as of January 3, 2021, the if-converted value would exceed the principal amount by $204 million.

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

The following table summarizes information about the conversion of the 2019 Notes during 2019:

In millions
Cash paid for principal of notes converted	$633
Conversion value over principal amount, paid in shares of common stock	$153
Number of shares of common stock issued upon conversion	0.4

Leases

As of January 3, 2021, the maturities of our operating lease liabilities were as follows:

In millions
2021	$82
2022	85
2023	92
2024	91
2025	86
Thereafter	488
Total remaining lease payments (1)	924
Less: imputed interest	(202)
Total operating lease liabilities	722
Less: current portion	(51)
Long-term operating lease liabilities	$671
Weighted-average remaining lease term	10.5 years
Weighted-average discount rate	4.5%
____________________________________
(1) Total remaining lease payments exclude $18 million of legally binding minimum lease payments for leases signed but not yet commenced.

The components of our lease costs were as follows:

In millions	2020	2019
Operating lease costs	$84	$84
Sublease income	(11)	(12)
Total lease costs	$73	$72

Rent expense was $55 million in 2018 and the interest portion of lease expense for our build-to-suit arrangements was $13 million. Upon adoption of Topic 842 on December 31, 2018, we began to account for our build-to-suit

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangements as operating leases. See note “1. Organization and Significant Accounting Policies” for further details on the adoption of Topic 842.

Purchase Obligations

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to licensing and supply arrangements. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to minimum royalty payments, some of which are subject to adjustment, may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual minimum payments for noncancelable purchase obligations as of January 3, 2021 were not material.

6. STOCKHOLDERS’ EQUITY
The 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, restricted stock units and awards, and performance stock units. As of January 3, 2021, approximately 3.5 million shares remained available for future grants under the 2015 Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

Restricted Stock

We issue restricted stock units (RSU) and performance stock units (PSU), both of which are considered restricted stock. We grant restricted stock pursuant to the 2015 Stock Plan and satisfy such grants through the issuance of new shares. RSU are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSU generally vest over a four-year period with equal vesting annually. We issue PSU for which the number of shares issuable at the end of a three-year performance period is based on our performance relative to specified earnings per share targets and continued employment through the vesting period.

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant- Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 31, 2017	2,085	542	$172.92	$166.15
Awarded	655	336	$322.04	$232.08
Vested	(731)	(188)	$170.50	$176.15
Cancelled	(169)	(30)	$172.30	$162.54
Outstanding at December 30, 2018	1,840	660	$227.00	$196.99
Awarded	698	(41)	$313.70	$254.52
Vested	(694)	(283)	$205.51	$133.11
Cancelled	(144)	(65)	$225.48	$181.79
Outstanding at December 29, 2019	1,700	271	$271.49	$258.66
Awarded	878	(78)	$329.83	$344.22
Vested	(655)	(117)	$239.19	$400.74
Cancelled	(202)	(76)	$273.13	$266.63
Outstanding at January 3, 2021	1,721	—	$313.35	—
______________________________________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pre-tax intrinsic values and fair value of vested restricted stock was as follows:

In millions	2020	2019	2018
Pre-tax intrinsic value of outstanding restricted stock:
RSU	$637	$565	$549
PSU	$—	$90	$197

Fair value of restricted stock vested:
RSU	$206	$210	$125
PSU	$47	$38	$33

Stock Options

Stock option activity was as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2017	322	$46.93
Exercised	(130)	$35.68
Outstanding at December 30, 2018	192	$54.52
Exercised	(134)	$53.61
Outstanding at December 29, 2019	58	$56.65
Exercised	(48)	$56.16
Outstanding and exercisable at January 3, 2021	10	$59.11
The weighted-average remaining life of options outstanding and exercisable was 2.1 years as of January 3, 2021.

The aggregate intrinsic value of options outstanding and options exercisable as of January 3, 2021 was $3 million. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between our closing stock price per share on the last trading day of the fiscal period, which was $370.00 as of December 31, 2020, and the exercise price. Total intrinsic value of options exercised was $14 million, $34 million, and $33 million in 2020, 2019, and 2018, respectively.

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

Approximately 0.2 million, 0.2 million, and 0.3 million shares were issued under the ESPP during 2020, 2019, and 2018, respectively. As of January 3, 2021 and December 29, 2019, there were approximately 13.3 million and 13.5 million shares available for issuance under the ESPP, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share Repurchases

During 2020, 2019, and 2018, we repurchased approximately 2.3 million shares for $735 million, 1.1 million shares for $324 million, and 0.6 million shares for $201 million (of which 0.3 million shares for $103 million was repurchased concurrently with the offering of our 2023 Notes), respectively. As of January 3, 2021, authorizations to repurchase $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Share-based Compensation

Share-based compensation expense reported in our consolidated statements of income was as follows:

In millions	2020	2019	2018
Cost of product revenue	$21	$19	$16
Cost of service and other revenue	4	4	3
Research and development	74	66	60
Selling, general and administrative	95	105	114
Share-based compensation expense, before taxes	194	194	193
Related income tax benefits	(43)	(41)	(39)
Share-based compensation expense, net of taxes	$151	$153	$154

In August 2020, we modified the performance period for our performance stock units granted in 2018, which vested at the end of the three-year period ended January 3, 2021. This modification affected 49 employees and resulted in total incremental share-based compensation cost of approximately $47 million in 2020. In February 2021, we modified the metrics and reduced the maximum potential payouts for our performance stock units granted in 2019 and 2020, which vest at the end of the three-year periods ended January 2, 2022 and January 1, 2023, respectively.

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

	2020	2019	2018
Risk-free interest rate	0.11% - 2.04%	1.88% - 2.56%	1.22% - 2.45%
Expected volatility	30% - 45%	30% - 38%	29% - 39%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$75.57	$75.47	$61.59
As of January 3, 2021, approximately $496 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.8 years.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

in millions	January 3, 2021	December 29, 2019
Trade accounts receivable, gross	$491	$575
Allowance for doubtful accounts	(4)	(2)
Total accounts receivable, net	$487	$573

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventory

in millions	January 3, 2021	December 29, 2019
Raw materials	$106	$108
Work in process	244	225
Finished goods	22	26
Total inventory	$372	$359

Property and Equipment

in millions	January 3, 2021	December 29, 2019
Leasehold improvements	$645	$622
Machinery and equipment	461	401
Computer hardware and software	305	272
Furniture and fixtures	46	45
Buildings	44	44
Construction in progress	99	73
Total property and equipment, gross	1,600	1,457
Accumulated depreciation	(678)	(568)
Total property and equipment, net	$922	$889
Property and equipment, net included non-cash expenditures of $22 million, $20 million and $35 million in 2020, 2019, and 2018, respectively, which were excluded from the consolidated statements of cash flows.

Accrued Liabilities

in millions	January 3, 2021	December 29, 2019
Contract liabilities, current portion	$186	$167
Accrued compensation expenses	153	154
Accrued taxes payable	68	86
Operating lease liabilities, current portion	51	45
Other, including warranties (a)	83	64
Total accrued liabilities	$541	$516
(a) Changes in the reserve for product warranties were as follows:

in millions
Balance as of December 31, 2017	$17
Additions charged to cost of revenue	27
Repairs and replacements	(25)
Balance as of December 30, 2018	19
Additions charged to cost of revenue	20
Repairs and replacements	(25)
Balance as of December 29, 2019	14
Additions charged to cost of revenue	20
Repairs and replacements	(21)
Balance as of January 3, 2021	$13

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Redeemable Noncontrolling Interests

Changes in the redeemable noncontrolling interest were as follows:

in millions
Balance as of December 31, 2017	$220
Vesting of redeemable equity awards	2
Net loss attributable to noncontrolling interests	(34)
Adjustment down to the redemption value	(127)
Balance as of December 30, 2018	61
Vesting of redeemable equity awards	1
Net loss attributable to noncontrolling interests	(9)
Adjustment down to the redemption value	(16)
Release of potential obligation to noncontrolling interests	(37)
Balance as of December 29, 2019	$—
Balance as of January 3, 2021	$—
Prior to the deconsolidation of Helix, as discussed in footnote 3. Investments and Fair Value Measurements, certain noncontrolling Helix investors may have required us to redeem certain noncontrolling interests at fair market value. The balance of the redeemable noncontrolling interest was reported at the greater of its carrying value after receiving its allocation of Helix’ profits and losses or its estimated redemption value.

Accumulated Other Comprehensive Income

in millions	January 3, 2021	December 29, 2019
Foreign currency translation adjustments	$1	$1
Unrealized gain on available-for-sale debt securities, net of deferred tax	1	4
Total accumulated other comprehensive income	$2	$5

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

9. INCOME TAXES
Income before income taxes summarized by region was as follows:

In millions	2020	2019	2018
United States	$313	$242	$54
Foreign	543	876	840
Total income before income taxes	$856	$1,118	$894

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The provision for income taxes consisted of the following:

In millions	2020	2019	2018
Current:
Federal	$25	$32	$47
State	13	7	15
Foreign	45	84	68
Total current provision	83	123	130
Deferred:
Federal	30	1	—
State	94	(1)	(16)
Foreign	(7)	5	(2)
Total deferred expense (benefit)	117	5	(18)
Total tax provision	$200	$128	$112

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

In millions	2020	2019	2018
Tax at federal statutory rate	$180	$235	$188
State, net of federal benefit	19	18	13
Research and other credits	(19)	(37)	(23)
Change in valuation allowance	69	(2)	(12)
Impact of foreign operations	(47)	(57)	(59)
Impact of foreign derived intangible income (FDII) deduction	(11)	(4)	(1)
Cost sharing adjustment	28	—	—
Investments in consolidated variable interest entities	(2)	(5)	9
Impact of U.S. Tax Reform	—	—	11
Stock compensation	(18)	(20)	(24)
Other	1	—	10
Total tax provision	$200	$128	$112

The determination of the impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (U.S. Tax Reform) may change following future legislation or further interpretation of the U.S. Tax Reform based on the publication of proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. We continue to evaluate the impacts of U.S. Tax Reform as we interpret the legislation, including the global intangible low-taxed income (GILTI) provisions which subject our foreign earnings to a minimum level of tax. We have elected to account for GILTI as a period cost in our consolidated financial statements.

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 21%. The most significant tax benefits from foreign operations were from our earnings in Singapore and the United Kingdom, which had statutory tax rates of 17% and 19%, respectively, in 2020. The impact of foreign operations also includes the impact of GILTI and the U.S. foreign tax credit impact of non-U.S. earnings and uncertain tax positions related to foreign items.

On June 22, 2020, the Supreme Court denied petition for certiorari for Altera Corporation v. Commissioner. This effectively means the Ninth Circuit decision that stock-based compensation must be included in intercompany cost sharing is final. As a result, tax expense of $28 million was recorded in 2020.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of deferred tax assets and liabilities were as follows:

In millions	January 3, 2021	December 29, 2019
Deferred tax assets:
Net operating losses	$26	$21
Tax credits	70	63
Other accruals and reserves	21	12
Stock compensation	17	20
Cost sharing adjustment	—	21
Other amortization	17	16
Operating lease liabilities	156	158
Other	53	45
Total gross deferred tax assets	360	356
Valuation allowance on deferred tax assets	(81)	(13)
Total deferred tax assets	279	343
Deferred tax liabilities:
Purchased intangible amortization	(27)	(27)
Convertible debt	(20)	(30)
Property and equipment	(34)	(47)
Operating lease right-of-use assets	(108)	(111)
Investments	(137)	(60)
Other	(6)	(5)
Total deferred tax liabilities	(332)	(280)
Deferred tax (liabilities) assets, net	$(53)	$63
A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including operating results and forecasted ranges of future taxable income. Based on the available evidence as of January 3, 2021, we were not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $81 million was recorded against certain U.S. and foreign deferred tax assets. Tax expense of $68 million was recorded in 2020 related to establishing a valuation allowance against the deferred tax asset for California research and development credits; this included $62 million from the existing balance of these credits at the beginning of the year.

As of January 3, 2021, we had net operating loss carryforwards for federal and state tax purposes of $19 million and $120 million, respectively, which will begin to expire in 2021 and 2025, respectively, unless utilized prior. We also had federal and state tax credit carryforwards of $1 million and $115 million, which will begin to expire in 2037 and 2022, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of January 3, 2021 are net of any previous limitations due to Section 382 and 383.

Our manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2023. These tax holidays and incentives resulted in a $30 million, $33 million, and $36 million decrease to the provision for income taxes in 2020, 2019, and 2018, respectively. These tax holidays and incentives resulted in an increase in diluted earnings per share attributable to Illumina stockholders of $0.20, $0.22, and $0.24, in 2020, 2019, and 2018, respectively.

It is our intention to indefinitely reinvest the historical earnings of our foreign subsidiaries generated prior to 2017 to ensure sufficient working capital and to expand existing operations outside the United States. Accordingly, state and

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
foreign income and withholding taxes have not been provided on $1,159 million of undistributed earnings of foreign subsidiaries as of January 3, 2021. In the event we are required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. As of January 3, 2021, we asserted that $164 million of foreign earnings would not be indefinitely reinvested, and accordingly, recorded a deferred tax liability of $5 million.

The following table summarizes the gross amount of our uncertain tax positions:

In millions	January 3, 2021	December 29, 2019	December 30, 2018
Balance at beginning of year	$79	$88	$79
Increases related to prior year tax positions	2	1	1
Decreases related to prior year tax positions	—	—	(1)
Increases related to current year tax positions	12	12	12
Decreases related to lapse of statute of limitations	(13)	(22)	(3)
Balance at end of year	$80	$79	$88
Included in the balance of uncertain tax positions as of January 3, 2021 and December 29, 2019, was $68 million of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. We recognized income of $1 million and $3 million in 2020 and 2019, respectively, and recognized expense of $3 million in 2018, related to potential interest and penalties on uncertain tax positions. We recorded a liability for potential interest and penalties of $6 million and $7 million as of January 3, 2021 and December 29, 2019, respectively.

Tax years 1997 to 2019 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. The Internal Revenue Service recently began an examination of the U.S. Corporation Income Tax Returns for tax years 2017 and 2018. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. Due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

10. EMPLOYEE BENEFIT PLANS
Retirement Plan

We have a 401(k) savings plan covering substantially all of our employees in the United States. Our contributions to the plan are discretionary. During 2020, 2019, and 2018, we made matching contributions of $22 million, $20 million, and $20 million, respectively.

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

We also established a rabbi trust for the benefit of the participants under the Plan and have included the assets of the rabbi trust in the consolidated balance sheets. As of January 3, 2021 and December 29, 2019, the assets of the trust were $55 million and $48 million, respectively, and our liabilities were $51 million and $46 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other income, net in the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statements of income, and changes in the values of the deferred compensation liabilities are recorded in cost of revenue or operating expenses.

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

Core Illumina sells products and provides services to Helix in accordance with contractual agreements between the entities.

In millions	2020	2019	2018
Revenue:
Core Illumina	$3,239	$3,543	$3,334
Helix	—	1	10
Eliminations	—	(1)	(11)
Consolidated revenue	$3,239	$3,543	$3,333

Depreciation and amortization:
Core Illumina	$187	$186	$175
Helix	—	3	6
Eliminations	—	(1)	(2)
Consolidated depreciation and amortization	$187	$188	$179

Income (loss) from operations:
Core Illumina	$580	$1,008	$970
Helix	—	(24)	(90)
Eliminations	—	1	3
Consolidated income from operations	$580	$985	$883

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In millions	January 3, 2021	December 29, 2019	December 30, 2018
Total assets:
Core Illumina	$7,585	$7,316	$6,912
Helix	—	—	154
Eliminations	—	—	(107)
Consolidated total assets	$7,585	$7,316	$6,959

Capital expenditures:
Core Illumina	$189	$209	$294
Helix	—	—	2
Consolidated capital expenditures	$189	$209	$296

Geographic Data

Net long-lived assets, consisting of property and equipment, by region was as follows:

In millions	January 3, 2021	December 29, 2019
United States	$725	$696
Singapore	113	112
United Kingdom	65	62
Other countries	19	19
Total	$922	$889
Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis.

Refer to note “2. Revenue” for revenue by geographic area.

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

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of January 3, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the fourth quarter of 2020, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 3, 2021. The effectiveness of our internal control over financial reporting as of January 3, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Illumina, Inc.’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Illumina, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Illumina, Inc. as of January 3, 2021 and December 29, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2021, and the related notes and our report dated February 16, 2021, expressed an unqualified opinion thereon.

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
February 16, 2021

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

Executive Officers

Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

Corporate Governance

Section 16(a) of the Exchange Act

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

Audit Committee Financial Expert

Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

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

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC no later than May 3, 2021.

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

Index to Exhibits

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC and GRAIL, Inc.	8-K	001-35406	2.1	9/21/2020
3.2	Amendment, dated as of February 5, 2021 to the Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC, and GRAIL, Inc.	8-K	001-35406	2.1	2/5/2021
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-35406	3.3	7/31/2019
3.2	Amended and Restated Bylaws	10-Q	001-35406	3.4	10/25/2019
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.2	6/11/2014
4.3	First Supplemental Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of August 27, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-35406	4.1	10/29/2014
4.4	Indenture related to the 0% Convertible Senior Notes due 2023, dated as of August 21, 2018, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	8/21/2018
4.5	Description of Illumina, Inc.’s securities registered pursuant to Section 12 of the Exchange Act of 1934					X
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.4	2000 Employee Stock Purchase Plan, as amended and restated through April 29, 2020	10-Q	001-35406	10.4	8/7/2020
+10.5	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.6	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.7	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.7	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007

+10.8	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.9	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.10	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
+10.11	2015 Stock and Incentive Plan	10-K	001-35406	10.11	2/13/2018
+10.12	Form of Restricted Stock Unit Agreement for Employees Under 2015 Stock and Incentive Plan	10-K	001-35406	10.12	2/13/2018
10.13	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.14	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.15	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.16	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.17	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
10.18	Amended and Restated Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.18	2/13/2018
+10.19	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.20	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015
10.21	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015
10.22	First Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 21, 2016	10-K	001-35406	10.22	2/13/2018
10.23	Second Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 17, 2017	10-K	001-35406	10.23	2/13/2018
10.24	Third Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of August 28, 2017 (with certain confidential portions omitted)	10-K	001-35406	10.24	2/13/2018
10.25	Fourth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of March 15, 2018	10-K	001-35406	10.25	2/11/2020

10.26	Fifth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 12, 2019 (with certain confidential portions omitted)	10-K	001-35406	10.25	2/11/2020
10.27	Sixth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of May 8, 2020 (with certain confidential portions omitted)	10-Q	001-35406	10.1	10/30/2020
10.28	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.29	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015	10-K	001-35406	10.29	3/2/2016
10.30	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016	10-K	001-35406	10.30	3/2/2016
10.31	Fourth Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated April 14, 2016	10-K	001-35406	10.28	2/14/2017
10.32	Second Amendment to Lease between BMR-Lincoln Center LP and Illumina dated August 15, 2016	10-K	001-35406	10.29	2/14/2017
10.33	Deed of Variation to the Agreement for Lease between Granta Park Jco 1 Limited and Illumina dated October 24, 2016	10-K	001-35406	10.30	2/14/2017
10.33	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina dated January 18, 2018	10-Q	001-35406	10.10	4/25/2018
10.34	Selling Investor Support Agreement dated as of September 20, 2020, among Illumina, Inc. and each of the stockholders party thereto*	8-K	001-35406	10.01	9/21/2020
10.35	Commitment Letter dated as of September 20, 2020, between Illumina, Inc. and Goldman Sachs Bank USA*	8-K	001-35406	10.02	9/21/2020
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X
_______________________________________

+	Management contract or corporate plan or arrangement
Supplemental Information

No Annual Report to stockholders or proxy materials has been furnished to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders after the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

FORM 10-K CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2021.

ILLUMINA, INC.

By	/s/ FRANCIS A. DESOUZA
Francis A. deSouza President and Chief Executive Officer

February 16, 2021
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

/s/ FRANCIS A. DESOUZA	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 16, 2021
Francis A. deSouza

/s/ SAM A. SAMAD	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2021
Sam A. Samad

/s/ KAREN MCGINNIS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2021
Karen McGinnis

/s/ JAY T. FLATLEY	Chairman of the Board of Directors	February 16, 2021
Jay T. Flatley

/s/ FRANCES ARNOLD	Director	February 16, 2021
Frances Arnold, Ph.D.

/s/ CAROLINE D. DORSA	Director	February 16, 2021
Caroline D. Dorsa

/s/ ROBERT S. EPSTEIN	Director	February 16, 2021
Robert S. Epstein, Ph.D.

/s/ SCOTT GOTTLIEB	Director	February 16, 2021
Scott Gottlieb, M.D.

/s/ GARY S. GUTHART	Director	February 16, 2021
Gary S. Guthart, Ph.D.

/s/ PHILIP W. SCHILLER	Director	February 16, 2021
Philip W. Schiller

/s/ SUSAN E. SIEGEL	Director	February 16, 2021
Susan E. Siegel

/s/ JOHN W. THOMPSON	Director	February 16, 2021
John W. Thompson