Form 10-Q
period 2021-04-04
ILLUMINA, INC.
filed 2021-04-28
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 4, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 23, 2021, there were 146.0 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 4, 2021

See “Form 10-Q Cross-Reference Index” within Other Key Information for a cross-reference to the parts and items requirements of the Securities and Exchange Commission Quarterly Report on Form 10-Q.

Consideration Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “continue,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “potential,” “predict,” “should,” “will,” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking.  Examples of forward-looking statements include, among others, statements we make regarding:
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
•our ability to identify and acquire technologies and integrate them into our products or businesses successfully;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and
•other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business and Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 4, 2021	January 3, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,433	$1,810
Short-term investments	197	1,662
Accounts receivable, net	517	487
Inventory	364	372
Prepaid expenses and other current assets	131	152
Total current assets	5,642	4,483
Property and equipment, net	915	922
Operating lease right-of-use assets	529	532
Goodwill	897	897
Intangible assets, net	134	142
Other assets	638	609
Total assets	$8,755	$7,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178	$192
Accrued liabilities	602	541
Convertible senior notes, current portion	488	511
Total current liabilities	1,268	1,244
Operating lease liabilities	664	671
Term notes	992	—
Convertible senior notes	680	673
Other long-term liabilities	229	303
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	3,914	3,815
Accumulated other comprehensive income	8	2
Retained earnings	4,870	4,723
Treasury stock, at cost	(3,872)	(3,848)
Total stockholders’ equity	4,922	4,694
Total liabilities and stockholders’ equity	$8,755	$7,585
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	April 4, 2021	March 29, 2020
Revenue:
Product revenue	$953	$701
Service and other revenue	140	158
Total revenue	1,093	859
Cost of revenue:
Cost of product revenue	265	174
Cost of service and other revenue	58	59
Amortization of acquired intangible assets	6	7
Total cost of revenue	329	240
Gross profit	764	619
Operating expense:
Research and development	197	156
Selling, general and administrative	374	274
Total operating expense	571	430
Income from operations	193	189
Other income (expense):
Interest income	1	14
Interest expense	(19)	(11)
Other expense, net	(6)	(14)
Total other expense, net	(24)	(11)
Income before income taxes	169	178
Provision for income taxes	22	5
Net income	$147	$173
Earnings per share:
Basic	$1.01	$1.18
Diluted	$1.00	$1.17
Shares used in computing earnings per share:
Basic	146	147
Diluted	147	148
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net income	$147	$173
Unrealized (loss) gain on available-for-sale debt securities, net of deferred tax	(1)	1
Unrealized gain on cash flow hedges, net of deferred tax	7	—
Total comprehensive income	$153	$174
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of December 29, 2019	194	$2	$3,560	$5	$4,067	(47)	$(3,021)	$4,613
Net income	—	—	—	—	173	—	—	173
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	—	32	—	—	—	(223)	(191)
Share-based compensation	—	—	39	—	—	—	—	39
Balance as of March 29, 2020	194	2	3,631	6	4,240	(47)	(3,244)	4,635
Net income	—	—	—	—	47	—	—	47
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	8	—	—	—	8
Issuance of common stock, net of repurchases	—	—	2	—	—	(1)	(145)	(143)
Share-based compensation	—	—	16	—	—	—	—	16
Balance as of June 28, 2020	194	2	3,649	14	4,287	(48)	(3,389)	4,563
Net income	—	—	—	—	179	—	—	179
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(2)	—	—	—	(2)
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(128)	(101)
Share-based compensation	—	—	61	—	—	—	—	61
Balance as of September 27, 2020	194	2	3,737	12	4,466	(48)	(3,517)	4,700
Net income	—	—	—	—	257	—	—	257
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(10)	—	—	—	(10)
Issuance of common stock, net of repurchases	1	—	—	—	—	(1)	(331)	(331)
Share-based compensation	—	—	78	—	—	—	—	78
Balance as of January 3, 2021	195	2	3,815	2	4,723	(49)	(3,848)	4,694
Net income	—	—	—	—	147	—	—	147
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	7	—	—	—	7
Issuance of common stock, net of repurchases	—	—	31	—	—	—	(24)	7
Share-based compensation	—	—	68	—	—	—	—	68
Balance as of April 4, 2021	195	$2	$3,914	$8	$4,870	(49)	$(3,872)	$4,922
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	April 4, 2021	March 29, 2020
Cash flows from operating activities:
Net income	$147	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41	37
Amortization of intangible assets	7	7
Share-based compensation expense	67	39
Accretion of debt discount	10	10
Deferred income taxes	(79)	(29)
Losses (gains) on marketable equity securities	72	(3)
(Gain) loss on derivative assets related to terminated acquisition	(26)	95
Other	(19)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(39)	99
Inventory	8	(24)
Prepaid expenses and other current assets	7	(14)
Operating lease right-of-use assets and liabilities, net	(3)	(1)
Other assets	(4)	(11)
Accounts payable	(8)	(16)
Accrued liabilities	105	(103)
Other long-term liabilities	(4)	24
Net cash provided by operating activities	282	281
Cash flows from investing activities:
Maturities of available-for-sale securities	331	107
Purchases of available-for-sale securities	(77)	(256)
Sales of available-for-sale securities	1,031	186
Cash received (paid for) derivative assets related to terminated acquisition	52	(132)
Purchases of property and equipment	(42)	(40)
Purchases of strategic investments	(3)	—
Sales of strategic investments	84	—
Net cash provided by (used in) investing activities	1,376	(135)
Cash flows from financing activities:
Net proceeds from issuance of debt	988	—
Payments on convertible senior notes	(27)	—
Common stock repurchases	—	(188)
Taxes paid related to net share settlement of equity awards	(24)	(35)
Proceeds from issuance of common stock	31	32
Net cash provided by (used in) financing activities	968	(191)
Effect of exchange rate changes on cash and cash equivalents	(3)	(6)
Net increase (decrease) in cash and cash equivalents	2,623	(51)
Cash and cash equivalents at beginning of period	1,810	2,042
Cash and cash equivalents at end of period	$4,433	$1,991
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended January 3, 2021, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. Actual results could differ from those estimates.

The unaudited condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries, and majority-owned or controlled companies. All intercompany transactions and balances have been eliminated in consolidation. We operate under one operating segment and report under one reportable segment. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q1 2021 and Q1 2020 refer to the three months ended April 4, 2021 and March 29, 2020, respectively, which were both 13 weeks.

Significant Accounting Policies

During Q1 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Accounting Pronouncements Pending Adoption

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted EPS. The standard is effective for us beginning in the first quarter of 2022, with early adoption permitted in Q1 2021. We did not elect to early adopt the standard in Q1 2021. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q1 2021	Q1 2020
Weighted average shares outstanding	146	147
Effect of potentially dilutive common shares from:
Equity awards	—	1
Convertible senior notes	1	—
Weighted average shares used in calculating diluted earnings per share	147	148
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	—	1

2. REVENUE
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

Revenue by Source

	Q1 2021			Q1 2020
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$695	$79	$774	$553	$67	$620
Instruments	176	3	179	79	2	81
Total product revenue	871	82	953	632	69	701
Service and other revenue	108	32	140	128	30	158
Total revenue	$979	$114	$1,093	$760	$99	$859

Revenue by Geographic Area

Based on region of destination (in millions)	Q1 2021	Q1 2020
Americas	$562	$477
Europe, Middle East, and Africa	305	221
Greater China (1)	127	84
Asia-Pacific	99	77
Total revenue	$1,093	$859
(1) Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of April 4, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,129 million, of which approximately 91% is expected to be converted to revenue in the next twelve months, approximately 8% in the following twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of April 4, 2021 and January 3, 2021 were $232 million and $230 million, respectively, of which the short-term portions of $188 million and $186 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q1 2021 included $83 million of previously deferred revenue that was included in contract liabilities as of January 3, 2021.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Debt Securities

Our short-term investments include available-for-sale debt securities that consisted of the following:

	April 4, 2021			January 3, 2021
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$—	$—	$—	$10	$—	$10
Corporate debt securities	—	—	—	445	—	445
U.S. Treasury securities	—	—	—	830	1	831
Total	$—	$—	$—	$1,285	$1	$1,286

During Q1 2021, we sold all of our available-for-sale debt securities in anticipation of funding the pending GRAIL acquisition. See Pending Acquisition below for further details. Realized gains and losses are determined based on the specific-identification method and are reported in interest income.

Strategic Investments

Marketable Equity Securities

As of April 4, 2021 and January 3, 2021, the fair value of our marketable equity securities, included in short-term investments, totaled $197 million and $376 million, respectively. Total unrealized losses on our marketable equity securities, included in other expense, net, were $58 million in Q1 2021. Total unrealized gains on our marketable equity securities were $3 million in Q1 2020. Total losses on marketable equity securities sold, included in other expense, net, were $14 million in Q1 2021. There were no sales of our marketable equity securities in Q1 2020.

Non-Marketable Equity Securities

As of April 4, 2021 and January 3, 2021, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $314 million in both periods.

One of our investments, GRAIL, is a VIE for which we have concluded that we are not the primary beneficiary and, therefore, we do not consolidate GRAIL in our consolidated financial statements. In September 2020, we entered into an agreement to acquire GRAIL, as described in Pending Acquisition below. We have determined our maximum exposure to loss, excluding any amounts associated with the pending acquisition, to be the carrying value of our investment, which was $250 million as of both April 4, 2021 and January 3, 2021.

Revenue recognized from transactions with our strategic investees was $13 million for both Q1 2021 and Q1 2020.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $160 million, callable through July 2029, respectively, of which $32 million and up to $140 million, respectively, remained callable as of April 4, 2021. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $139 million and $104 million as of April 4, 2021 and January 3, 2021, respectively.

Contingent Value Right

In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of the contingent value right resulted in an unrealized gain of $10 million in Q1 2021 and an unrealized loss of $3 million in Q1 2020, included in other expense, net.

Derivative Assets Related to Terminated Acquisition

On November 1, 2018, we entered into an Agreement and Plan of Merger (the PacBio Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) for an all-cash price of approximately $1.2 billion (or $8.00 per share). On January 2, 2020, we entered into an agreement to terminate the PacBio Merger Agreement (the Termination Agreement). Pursuant to the Termination Agreement, we made a cash payment to PacBio of $98 million on January 2, 2020, which represented the Reverse Termination Fee (as defined in the PacBio Merger Agreement). The Reverse Termination Fee was repayable, without interest, if PacBio entered into a definitive agreement providing for, or consummating, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement), and such transaction was consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction. PacBio did not enter into a definitive agreement that provided for, or consummated, a Change of Control Transaction by September 30, 2020 (as defined in the Termination Agreement); therefore, the Reverse Termination Fee is no longer repayable.

In addition, we made cash payments to PacBio of $18 million in Q4 2019, pursuant to Amendment No. 1 to the PacBio Merger Agreement, and $34 million in Q1 2020, pursuant to the Termination Agreement, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances is repayable, without interest, if, within two years of March 31, 2020, PacBio enters into a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). In February 2021, PacBio entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million in aggregate principal amount of PacBio’s convertible notes. Pursuant to the PacBio Merger Agreement, PacBio repaid to us the $52 million of Continuation Advances and we recorded a gain of $26 million in Q1 2021, included in other expense, net.

The potential repayments of the Continuation Advances and Reverse Termination Fee met the definition of derivative assets and were recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expenses in Q1 2020. Changes in the fair value of the derivative assets were included in other expense, net. An unrealized loss of $4 million was recorded in Q1 2020.

Pending Acquisition

On September 20, 2020, we entered into an Agreement and Plan of Merger (the GRAIL Merger Agreement) to acquire GRAIL for $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. The cash consideration for the transaction is expected to be funded using existing cash of both Illumina and GRAIL, plus up to $1 billion in capital raised through the issuance of term debt. Refer to note, “4. Debt” for details. The transaction, which is expected to close in the second half of 2021, is subject to certain customary closing conditions, including GRAIL shareholder approval and receipt of required regulatory approvals. Refer to note, “7. Legal Proceedings” for further details.

In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Pursuant to the GRAIL Merger Agreement, we have offered GRAIL stockholders the option to receive additional stock consideration in lieu of the contingent value rights. Such additional stock consideration would be a number of shares valued, pursuant to an agreed formula, at $850 million in aggregate, subject to a cap of 3,035,714 shares.

We are required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments), beginning in December 2020, until the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $105 million in Q1 2021, which were recorded as selling, general and administrative expenses. In April 2021, we made an additional monthly payment of $35 million. If the GRAIL Merger Agreement is terminated, we will receive shares of non-voting GRAIL preferred stock in respect of all Continuation Payments in excess of $315 million, subject to certain terms and conditions.

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

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	April 4, 2021				January 3, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$4,041	$—	$—	$4,041	$1,512	$—	$—	$1,512
Debt securities in government-sponsored entities	—	—	—	—	—	10	—	10
Corporate debt securities	—	—	—	—	—	445	—	445
U.S. Treasury securities	—	—	—	—	831	—	—	831
Marketable equity securities	197	—	—	197	376	—	—	376
Contingent value right	—	—	45	45	—	—	35	35
Derivative assets related to terminated acquisition	—	—	—	—	—	—	26	26
Deferred compensation plan assets	—	55	—	55	—	55	—	55
Total assets measured at fair value	$4,238	$55	$45	$4,338	$2,719	$510	$61	$3,290
Liabilities:
Deferred compensation plan liability	$—	$53	$—	$53	$—	$51	$—	$51

Our available-for-sale securities consist of highly-liquid, investment-grade debt securities and marketable equity securities. We consider information provided by our investment accounting and reporting service provider in the measurement of fair value of our debt securities. The investment service provider provides valuation information from an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. Our marketable equity securities are measured at fair value based on quoted trade prices in active markets. Our deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We perform control procedures to corroborate the fair value of our holdings, including comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs, if necessary. We elected the fair value option to measure the contingent value right received from Helix. The fair value of our contingent value right, included in other assets, is derived using a Monte Carlo simulation. The derivative assets related to the terminated acquisition of PacBio were financial instruments measured at fair value, included in other assets. Significant estimates and assumptions required for these valuations include, but are not limited to, probabilities related to the timing and outcome of future financing and/or liquidity events and an assumption regarding collectibility. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

4. DEBT
Summary of Term Debt Obligations

In millions	April 4, 2021
Principal amount of 2031 Term Notes outstanding	$500
Principal amount of 2023 Term Notes outstanding	500
Unamortized discounts and debt issuance costs	(8)
Net carrying amount of term notes	992
Less: current portion	—
Term notes, non-current	$992

0.550% Term Notes due 2023 (2023 Term Notes) and 2.550% Term Notes due 2031 (2031 Term Notes)

On March 23, 2021, we issued $500 million aggregate principal amount of term notes due 2023 (2023 Term Notes) and $500 million aggregate principal amount of term notes due 2031 (2031 Term Notes, together the Term Notes). We received net proceeds from the issuance of $992 million, after deducting discounts and debt issuance costs.

The 2023 and 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually. Interest is payable on March 23 and September 23 of each year, beginning on September 23, 2021. The 2023 Term Notes mature on March 23, 2023 and the 2031 Term Notes mature on March 23, 2031.

We may redeem for cash all or any portion of the Term Notes, at our option, at any time prior to maturity. The 2023 Term Notes and, prior to December 23, 2030, the 2031 Term Notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After December 23, 2030, the 2031 Term Notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.

Interest expense recognized on the Term Notes was $1 million during Q1 2021, which included amortization of debt discounts and issuance costs. The fair value of the Term Notes approximated the carrying value as of April 4, 2021.

Summary of Convertible Debt Obligations

In millions	April 4, 2021	January 3, 2021
Principal amount of 2023 Convertible Senior Notes outstanding	$750	$750
Principal amount of 2021 Convertible Senior Notes outstanding	491	517
Unamortized discount of liability component of convertible senior notes	(73)	(83)
Net carrying amount of liability component of convertible senior notes	1,168	1,184
Less: current portion	(488)	(511)
Convertible senior notes, non-current	$680	$673
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$213	$213
Fair value of convertible senior notes outstanding (Level 2)	$1,629	$1,595
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	2.3 years	2.4 years

Interest expense recognized on the Convertible Senior Notes was $11 million during both Q1 2021 and Q1 2020, which included amortization of debt discounts and issuance costs.

0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In August 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Convertible Notes). The 2023 Convertible Notes mature on August 15, 2023, and the implied estimated effective rate of the liability component of the notes was 3.7%, assuming no conversion option.

The 2023 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate, subject to adjustment, of 2.1845 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $457.77 per share of common stock), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price in effect on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events described in the indenture. Regardless of the foregoing circumstances, the holders may convert their notes on or after May 15, 2023 until August 11, 2023.

We may redeem for cash all or any portion of the 2023 Convertible Notes, at our option, on or after August 20, 2021 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect (currently $595.10) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date.
The 2023 Convertible Notes were not convertible as of April 4, 2021 and had no dilutive impact during Q1 2021. If the notes were converted as of April 4, 2021, the if-converted value would not exceed the principal amount.

0.5% Convertible Senior Notes due 2021 (2021 Convertible Notes)

In June 2014, we issued $517 million aggregate principal amount of convertible senior notes due 2021 (2021 Convertible Notes). The 2021 Convertible Notes mature on June 15, 2021, and the implied estimated effective rate of the liability component of the notes was 3.5%, assuming no conversion option.

The 2021 Convertible Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 3.9318 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $254.34 per share), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per 2021 Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified events described in the indenture. Regardless of the foregoing circumstances, the holders may convert their notes on or after March 15, 2021 until June 11, 2021.

The market price of our common stock met the stock trading price conversion requirement of $330.64 and the 2021 Convertible Notes became convertible on January 1, 2021 and continue to be convertible through June 11, 2021. The potential dilutive impact of the 2021 Convertible Notes has been included in our calculation of diluted earnings per share for Q1 2021. If the notes were converted as of April 4, 2021, the if-converted value would exceed the principal amount by $275 million.

During Q1 2021, a portion of the 2021 Convertible Notes were converted. The principal amount was repaid in cash, with the excess of the conversion value over the principal amount paid in shares of common stock. The following table summarizes information about the conversions during Q1 2021:

In millions	2021 Notes
Cash paid for principal of notes converted	$27
Conversion value over principal amount, paid in shares of common stock	$17
Number of shares of common stock issued upon conversion	0.04

Credit Agreement

On March 8, 2021, we entered into a credit agreement (the Credit Agreement), which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit (the Credit Facility). The proceeds of the loans under the Credit Facility may be used to finance working capital needs and for general corporate purposes.

Any loans under the Credit Facility will have a variable interest rate based on either the eurocurrency rate or the alternate base rate, plus an applicable spread that varies with the Company’s debt rating. The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions.

The Credit Agreement contains financial and operating covenants. Pursuant to the Credit Agreement, we are required to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA), calculated based on the four consecutive fiscal quarters ending with the most recent fiscal quarter, of not greater than 3.50 to 1.00 as of the end of each fiscal quarter. Upon the consummation of any Qualified Acquisition (as defined in the Credit Agreement) and us providing notice to the Administrative Agent, the ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition is consummated and the three consecutive fiscal quarters thereafter. The operating covenants include, among other things, limitations on (i) the incurrence of indebtedness by our subsidiaries, (ii) liens on our and our subsidiaries assets, and (iii) certain fundamental changes and the disposition of assets by us and our subsidiaries. The Credit Agreement contains other customary covenants, representations and warranties, and events of default.

The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Credit Facility at any time without premium or penalty.

As of April 4, 2021, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

Bridge Facility

In advance of the acquisition of GRAIL, we obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter was subject to certain conditions, including consummation of the acquisition pursuant to the GRAIL Merger Agreement. On March 23, 2021, we terminated the bridge facility commitment letter in conjunction with the issuance of the 2023 and 2031 Term Notes.

5. STOCKHOLDERS’ EQUITY
As of April 4, 2021, approximately 3.5 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 3, 2021	1,721	—	$313.35	—
Awarded	70	390	$445.13	$477.78
Vested	(17)	—	$230.58	—
Cancelled	(88)	(6)	$311.10	$486.28
Outstanding at April 4, 2021	1,686	384	$319.77	$477.65
______________________________________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

Stock Options

Stock option activity was as follows:

	Options (in thousands)	Weighted-Average Exercise Price
Outstanding at January 3, 2021	10	$59.11
Exercised	(1)	$48.36
Outstanding and exercisable at April 4, 2021	9	$60.21

Employee Stock Purchase Plan

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During Q1 2021, approximately 0.1 million shares were issued under the ESPP. As of April 4, 2021, there were approximately 13.1 million shares available for issuance under the ESPP.

Share Repurchases

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We did not repurchase any shares during Q1 2021. Authorizations to repurchase approximately $15 million of our common stock remained available as of April 4, 2021.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows:

In millions	Q1 2021	Q1 2020
Cost of product revenue	$7	$5
Cost of service and other revenue	1	1
Research and development	24	15
Selling, general and administrative	35	18
Share-based compensation expense before taxes	67	39
Related income tax benefits	(13)	(9)
Share-based compensation expense, net of taxes	$54	$30

In February 2021, we modified the metrics and reduced the maximum potential payouts for our performance stock units granted in 2019 and 2020, which vest at the end of the three-year periods ended January 2, 2022 and January 1, 2023, respectively. The modifications affected 52 employees with units granted in 2019, which resulted in total incremental share-based compensation cost of approximately $41 million, and 72 employees with units granted in 2020, which resulted in total incremental share-based compensation cost of approximately $65 million.

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during Q1 2021 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.08% - 1.56%
Expected volatility	30% - 48%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$99.67

As of April 4, 2021, approximately $636 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.4 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	April 4, 2021	January 3, 2021
Trade accounts receivable, gross	$520	$491
Allowance for credit losses	(3)	(4)
Total accounts receivable, net	$517	$487

Inventory

In millions	April 4, 2021	January 3, 2021
Raw materials	$89	$106
Work in process	252	244
Finished goods	23	22
Total inventory	$364	$372

Accrued Liabilities

In millions	April 4, 2021	January 3, 2021
Contract liabilities, current portion	$188	$186
Accrued compensation expenses	152	153
Accrued taxes payable	116	68
Operating lease liabilities, current portion	53	51
Other, including warranties (a)	93	83
Total accrued liabilities	$602	$541
(a) Changes in the reserve for product warranties were as follows:

In millions	Q1 2021	Q1 2020
Balance at beginning of period	$13	$14
Additions charged to cost of product revenue	8	3
Repairs and replacements	(6)	(5)
Balance at end of period	$15	$12

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

Derivative Financial Instruments

We are exposed to foreign exchange rate risks in the normal course of business and use derivative financial instruments to partially offset this exposure. We do not use derivative financial instruments for speculative or trading purposes. All foreign exchange contracts are carried at fair value in other current assets or accrued liabilities on the condensed consolidated balance sheets.

We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other expense, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of April 4, 2021, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of April 4, 2021 and January 3, 2021, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $462 million and $405 million, respectively.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other expense, net. As of April 4, 2021, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of April 4, 2021 and January 3, 2021, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $327 million and $305 million, respectively.

7. LEGAL PROCEEDINGS
On March 30, 2021, the Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleges that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. If the district court or administrative court rule in favor of the FTC, the completion of the acquisition of GRAIL may be delayed for a significant period of time (including beyond the outside date of September 20, 2021, which may be extended by three months in certain circumstances) or prevented from occurring. We intend to vigorously defend the FTC actions.

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

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for Q1 2021 was 13.1%. The variance from the U.S. federal statutory tax rate of 21% in Q1 2021 was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested.

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

Our discussion of our results of operations, financial condition, and cash flow for Q1 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended March 29, 2020.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See “Consideration Regarding Forward-Looking Statements” preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. Operating results are not necessarily indicative of results that may occur in future periods.

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

In September 2020, we entered into an agreement to acquire GRAIL for $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Pursuant to the GRAIL Merger Agreement, we have offered GRAIL stockholders the option to receive additional stock consideration in lieu of the contingent value rights. Such additional stock consideration would be a number of shares valued, pursuant to an agreed formula, at $850 million in aggregate, subject to a cap of 3,035,714 shares. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and is expected to close in the second half of 2021. See note “3. Investments and Fair Value Measurements” and note “7. Legal Proceedings” for further details.

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

Financial Overview

Beginning in 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. We expect the COVID-19 pandemic to continue to impact our sales and results of operations in 2021, the size and duration of which is significantly uncertain.

Financial highlights for Q1 2021 included the following:

•Revenue increased 27% in Q1 2021 to $1,093 million compared to $859 million in Q1 2020 primarily due to growth in sequencing consumables and instruments, partially offset by a decrease in service and other revenue. We expect our revenue to grow in 2021 compared to 2020.

•Gross profit as a percentage of revenue (gross margin) was 69.9% in Q1 2021 compared to 72.1% in Q1 2020. The gross margin decrease was driven primarily by less favorable product mix, increased freight costs attributable to the COVID-19 pandemic, and decreased revenue from development and licensing agreements. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.

•Income from operations as a percentage of revenue was 17.7% in Q1 2021 compared to 22.0% in Q1 2020. The decrease was due to an increase in operating expenses as a percentage of revenue and a decrease in gross margin. We expect our operating expenses to continue to grow on an absolute basis in 2021, including an increase in expenses related to the pending acquisition of GRAIL and an increase in performance-based compensation.

•Our effective tax rate was 13.1% in Q1 2021 compared to 2.5% in Q1 2020. In Q1 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested.

•We ended Q1 2021 with cash, cash equivalents, and short-term investments totaling $4.6 billion as of April 4, 2021, of which approximately $586 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.

	Q1 2021	Q1 2020
Revenue:
Product revenue	87.2%	81.6%
Service and other revenue	12.8	18.4
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	24.3	20.3
Cost of service and other revenue	5.3	6.8
Amortization of acquired intangible assets	0.5	0.8
Total cost of revenue	30.1	27.9
Gross profit	69.9	72.1
Operating expense:
Research and development	18.0	18.2
Selling, general and administrative	34.2	31.9
Total operating expense	52.2	50.1
Income from operations	17.7	22.0
Other income (expense):
Interest income	0.1	1.6
Interest expense	(1.8)	(1.3)
Other expense, net	(0.5)	(1.6)
Total other expense, net	(2.2)	(1.3)
Income before income taxes	15.5	20.7
Provision for income taxes	2.0	0.6
Net income	13.5%	20.1%
Percentages may not recalculate due to rounding

Revenue

Dollars in millions	Q1 2021	Q1 2020	Change	% Change
Consumables	$774	$620	$154	25%
Instruments	179	81	98	121
Total product revenue	953	701	252	36
Service and other revenue	140	158	(18)	(11)
Total revenue	$1,093	$859	$234	27%

Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

The increase in consumables revenue in Q1 2021 was primarily due to an increase in sequencing consumables revenue of $142 million driven primarily by growth in the instrument installed base. Instruments revenue increased in Q1 2021 primarily due to an increase in sequencing instruments revenue of $97 million, which was primarily driven by increased shipments of our NextSeq and NovaSeq instruments. Service and other revenue decreased in Q1 2021 primarily due to decreased revenue from development and licensing agreements.

Gross Margin

Dollars in millions	Q1 2021	Q1 2020	Change	% Change
Gross profit	$764	$619	$145	23%
Gross margin	69.9%	72.1%

The gross margin decrease in Q1 2021 was driven primarily by less favorable product mix, increased freight costs attributable to the COVID-19 pandemic, and decreased revenue from development and licensing agreements.

Operating Expense

Dollars in millions	Q1 2021	Q1 2020	Change	% Change
Research and development	$197	$156	$41	26%
Selling, general and administrative	374	274	100	36
Total operating expense	$571	$430	$141	33%

R&D expense increased by $41 million, or 26%, in Q1 2021 primarily due to increases in compensation related expenses, including performance-based compensation, as we continue to invest in the research and development of new products and enhancements to existing products, partially offset by a decrease in travel expenses.

SG&A expense increased by $100 million, or 36%, in Q1 2021, primarily due to expenses related to the pending acquisition of GRAIL, including $105 million in Continuation Payments, increases in compensation related expenses, including performance-based compensation, and an increase in outside services, partially offset by expenses for fees and other payments to PacBio of $92 million in Q1 2020 and a decrease in travel expenses.

Other Expense, Net

Dollars in millions	Q1 2021	Q1 2020	Change	% Change
Interest income	$1	$14	$(13)	(93)%
Interest expense	(19)	(11)	(8)	73
Other expense, net	(6)	(14)	8	(57)
Total other expense, net	$(24)	$(11)	$(13)	118%

Interest income decreased in Q1 2021 as a result of selling all of our available-for-sale debt securities in Q1 2021 in anticipation of funding the pending GRAIL acquisition. Interest expense consisted primarily of accretion of discount on our convertible senior notes. The increase in Q1 2021 related to amortization of debt issuance costs on our Bridge Facility, which we terminated in Q1 2021. The fluctuation in other expense, net, was primarily due to the $26 million gain recorded on our derivative assets related to the terminated PacBio acquisition in Q1 2021, offset by net losses recorded on our strategic investments.

Provision for Income Taxes

Dollars in millions	Q1 2021	Q1 2020	Change	% Change
Income before income taxes	$169	$178	$(9)	(5)%
Provision for income taxes	22	5	17	340
Net income	$147	$173	$(26)	(15)%
Effective tax rate	13.1%	2.5%

Our effective tax rate was 13.1% in Q1 2021 compared to 2.5% in Q1 2020. The variance from the U.S. federal statutory tax rate of 21% in Q1 2021 was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested. In Q1 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business and Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At April 4, 2021, we had approximately $4.4 billion in cash and cash equivalents, of which approximately $586 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $2.6 billion from January 3, 2021, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. During Q1 2021, we sold all of our available-for-sale debt securities and a portion of our marketable equity securities in anticipation of funding the pending GRAIL acquisition. As of April 4, 2021, we had $0.2 billion remaining in short-term investments.

In September 2020, we entered into an agreement to acquire GRAIL for $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. The cash consideration to GRAIL stockholders, excluding Illumina, of approximately $3.1 billion is expected to be funded using existing cash of both Illumina and GRAIL, plus up to $1 billion in capital raised through the issuance of term debt.

In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Pursuant to the GRAIL Merger Agreement, we have offered GRAIL stockholders the option to receive additional stock consideration in lieu of the contingent value rights. Such additional stock consideration would be a number of shares valued, pursuant to an agreed formula, at $850 million in aggregate, subject to a cap of 3,035,714 shares.

We are required to make monthly Continuation Payments to GRAIL of $35 million, beginning in December 2020, until the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $105 million in Q1 2021. In April 2021, we made an additional monthly payment of $35 million. If the GRAIL Merger Agreement is terminated under specified circumstances, we would be required to pay a termination fee of $300 million and make an additional $300 million investment in GRAIL, subject to certain terms and conditions.

On March 23, 2021, we issued term notes due 2023 with an aggregate principal amount of $500 million and term notes due 2031 with an aggregate principal amount of $500 million. The net proceeds from the issuance were $992 million. The 2023 Term Notes and the 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually on March 23 and September 23 of each year. The 2023 Term Notes mature on March 23, 2023 and the 2031 Term Notes mature on March 23, 2031. We may redeem for cash all or any portion of the Term Notes, at our option, at any time prior to maturity.

On March 8, 2021, we obtained a Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of April 4, 2021, there were no borrowings outstanding under the Credit Facility.

Our convertible senior notes due in 2021, with an aggregate principal amount of $517 million, became convertible on January 1, 2021 and continue to be convertible through June 11, 2021. During Q1 2021, a portion of the notes were converted and approximately $27 million in principal was paid in cash, with the excess of the conversion value over the principal amount paid in shares of common stock. Our convertible senior notes due in 2023 were not convertible as of April 4, 2021.

We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities and available borrowing capacity under the Credit Facility, are sufficient to fund our near-term capital and operating needs for at least the next 12 months, including the cash requirements of funding the pending acquisition of GRAIL, as described above. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, include:
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
•repayment of debt obligations; and
•the expansion needs of our facilities, including costs of leasing and building out additional facilities.

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $15 million of our common stock remained available as of April 4, 2021. We do not intend to make any share repurchases during fiscal year 2021.

We had $32 million and up to $140 million, respectively, remaining in our capital commitments to two venture capital investment funds as of April 4, 2021 that are callable through April 2026 and July 2029, respectively.

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

Cash Flow Summary

In millions	Q1 2021	Q1 2020
Net cash provided by operating activities	$282	$281
Net cash provided by (used in) investing activities	1,376	(135)
Net cash provided by (used in) financing activities	968	(191)
Effect of exchange rate changes on cash and cash equivalents	(3)	(6)
Net increase (decrease) in cash and cash equivalents	$2,623	$(51)

Operating Activities

Net cash provided by operating activities in Q1 2021 primarily consisted of net income of $147 million plus net adjustments of $73 million and net changes in operating assets and liabilities of $62 million. The primary adjustments to net income included losses on marketable equity securities of $72 million, share-based compensation of $67 million, depreciation and amortization expenses of $48 million, partially offset by deferred income taxes of $79 million and a gain on derivative assets related to a terminated acquisition of $26 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accrued liabilities, partially offset by an increase in accounts receivable.

Investing Activities

Net cash provided by investing activities totaled $1,376 million in Q1 2021. We received $1,362 million related to maturities and sales of our available-for-sale debt securities during the period, $84 million for sales of strategic investments and $52 million from PacBio for repayment of Continuation Advances. We purchased $77 million of available-for-sale debt securities during the period and invested $42 million in capital expenditures, primarily associated with our investment in facilities.

Financing Activities

Net cash provided by financing activities in Q1 2021 totaled $968 million. We received $988 million in net proceeds from the issuance of debt and $31 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options. We made payments on our convertible senior notes due in 2021 of $27 million and used $24 million to pay taxes related to net share settlement of equity awards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during Q1 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During Q1 2021, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no substantial changes to our market risks in Q1 2021, when compared to the disclosures in ”Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

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

During Q1 2021, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

LEGAL PROCEEDINGS

See discussion of legal proceedings in note “7. Legal Proceedings” in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

RISK FACTORS

Our business is subject to various risks, including those described in “Risk Factors” within the Business and Market Information Section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factors could adversely affect our operating results and stock price:

There is no assurance when or if our planned acquisition (the Acquisition) of GRAIL will be completed. If the Acquisition is not completed within the expected time frame, or at all, we may, or will, not be able to achieve the synergies and other benefits that we expect to achieve as a result of the Acquisition, and we could incur additional costs or liabilities, loss of revenue and other adverse effects.

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

On March 30, 2021, the Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleges that the Acquisition would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. Illumina filed its answer to the FTC’s complaint in federal district court on April 6, 2021, and on April 20, 2020 the district court granted our and GRAIL’s motion to transfer the federal court action to the United States District Court for the Southern District of California. Additionally, on April 19, 2021 the European Commission accepted a referral of the Acquisition for merger review pursuant to Article 22 of the EU Merger Regulation. The European Commission has purported to impose a stay on completion of the Acquisition until such time as it completes its review and approves the Acquisition. The failure to satisfy all of the required closing conditions, including as a result of the antitrust actions by the FTC and the European Commission, could delay the completion of the Acquisition for a significant period of time (including beyond the Outside Date) or prevent it from occurring.

If the Acquisition is consummated, but it, or the integration of the companies’ respective businesses, is not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations.

The Merger Agreement may be terminated in certain circumstances, including, among others, if the Acquisition has not been completed by the Outside Date or if a governmental entity of competent jurisdiction has issued or granted an order, judgment, decree, ruling or injunction that results in a permanent restraint that has become final and non-appealable or imposes, as a final and non-appealable condition, restrictions on us that are not permitted restrictions. We and GRAIL can also mutually agree to terminate the Merger Agreement at any time prior to the effective time. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay GRAIL a termination fee of $300 million and make an additional $300 million payment to GRAIL in exchange for shares of non-voting GRAIL preferred stock. The Merger Agreement may also be terminated in circumstances in which such fee will not be payable and such investment will not be required. We are required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) until the Acquisition is completed or terminated, subject to terms and conditions set forth in the Merger Agreement. In the event that the Merger Agreement is terminated, we will receive shares of non-voting GRAIL preferred stock in respect of all Continuation Payments in excess of $315 million, subject to certain terms and conditions.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

None during the quarterly period ended April 4, 2021.

Unregistered Sales of Equity Securities

None during the quarterly period ended April 4, 2021.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated March 12, 2021, between the Company and U.S. Bank National Association, as trustee.	S-3	333-254195	4.6	3/12/2021

4.2	Form of Officer’s Certificate setting forth the terms and forms of the 2023 Notes and 2031 Notes.	8-K	001-35496	4.2	3/22/2021

10.1	Credit Agreement dated as of March 8, 2021 among Illumina, Inc., Bank of America, N.A., Goldman Sachs Bank USA, Citibank, N.A., and JPMorgan Chase Bank, N.A.	8-K	001-35406	10.1	3/8/2021

10.2	Underwriting Agreement, dated March 16, 2021, between the Company and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein.	8-K	001-35406	1.1	3/22/2021

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

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

ILLUMINA, INC. (registrant)

Date:	April 27, 2021	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer