Form 10-Q
period 2021-07-04
ILLUMINA, INC.
filed 2021-08-06
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 4, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of July 30, 2021, there were 146.7 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 4, 2021

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	July 4, 2021	January 3, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,196	$1,810
Short-term investments	90	1,662
Accounts receivable, net	540	487
Inventory	380	372
Prepaid expenses and other current assets	104	152
Total current assets	5,310	4,483
Property and equipment, net	915	922
Operating lease right-of-use assets	566	532
Goodwill	966	897
Intangible assets, net	162	142
Other assets	756	609
Total assets	$8,675	$7,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200	$192
Accrued liabilities	674	541
Convertible senior notes, current portion	—	511
Total current liabilities	874	1,244
Operating lease liabilities	704	671
Term notes	992	—
Convertible senior notes	687	673
Other long-term liabilities	238	303
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	3,993	3,815
Accumulated other comprehensive income	8	2
Retained earnings	5,055	4,723
Treasury stock, at cost	(3,878)	(3,848)
Total stockholders’ equity	5,180	4,694
Total liabilities and stockholders’ equity	$8,675	$7,585
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenue:
Product revenue	$972	$527	$1,925	$1,228
Service and other revenue	154	106	294	264
Total revenue	1,126	633	2,219	1,492
Cost of revenue:
Cost of product revenue	254	152	519	326
Cost of service and other revenue	63	46	121	105
Amortization of acquired intangible assets	7	7	13	14
Total cost of revenue	324	205	653	445
Gross profit	802	428	1,566	1,047
Operating expense:
Research and development	202	155	398	311
Selling, general and administrative	413	177	787	451
Total operating expense	615	332	1,185	762
Income from operations	187	96	381	285
Other income (expense):
Interest income	—	7	—	21
Interest expense	(16)	(11)	(34)	(22)
Other income, net	36	73	31	58
Total other income (expense), net	20	69	(3)	57
Income before income taxes	207	165	378	342
Provision for income taxes	22	118	45	122
Net income	$185	$47	$333	$220
Earnings per share:
Basic	$1.27	$0.32	$2.28	$1.50
Diluted	$1.26	$0.32	$2.26	$1.49
Shares used in computing earnings per share:
Basic	146	147	146	147
Diluted	147	148	147	148
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income	$185	$47	$333	$220
Unrealized gain (loss) on available-for-sale debt securities, net of deferred tax	—	8	(1)	9
Unrealized gain on cash flow hedges, net of deferred tax	—	—	7	—
Total comprehensive income	$185	$55	$339	$229
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of December 29, 2019	194	$2	$3,560	$5	$4,067	(47)	$(3,021)	$4,613
Net income	—	—	—	—	173	—	—	173
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	—	32	—	—	—	(223)	(191)
Share-based compensation	—	—	39	—	—	—	—	39
Balance as of March 29, 2020	194	2	3,631	6	4,240	(47)	(3,244)	4,635
Net income	—	—	—	—	47	—	—	47
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	8	—	—	—	8
Issuance of common stock, net of repurchases	—	—	2	—	—	(1)	(145)	(143)
Share-based compensation	—	—	16	—	—	—	—	16
Balance as of June 28, 2020	194	2	3,649	14	4,287	(48)	(3,389)	4,563
Net income	—	—	—	—	179	—	—	179
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(2)	—	—	—	(2)
Issuance of common stock, net of repurchases	—	—	27	—	—	—	(128)	(101)
Share-based compensation	—	—	61	—	—	—	—	61
Balance as of September 27, 2020	194	2	3,737	12	4,466	(48)	(3,517)	4,700
Net income	—	—	—	—	257	—	—	257
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(10)	—	—	—	(10)
Issuance of common stock, net of repurchases	1	—	—	—	—	(1)	(331)	(331)
Share-based compensation	—	—	78	—	—	—	—	78
Balance as of January 3, 2021	195	$2	$3,815	$2	$4,723	(49)	$(3,848)	$4,694
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of January 3, 2021	195	$2	$3,815	$2	$4,723	(49)	$(3,848)	$4,694
Net income	—	—	—	—	147	—	—	147
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	7	—	—	—	7
Issuance of common stock, net of repurchases	—	—	31	—	—	—	(24)	7
Share-based compensation	—	—	68	—	—	—	—	68
Balance as of April 4, 2021	195	2	3,914	8	4,870	(49)	(3,872)	4,922
Net income	—	—	—	—	185	—	—	185
Issuance of common stock, net of repurchases	1	—	—	—	—	—	(6)	(6)
Share-based compensation	—	—	79	—	—	—	—	79
Balance as of July 4, 2021	196	$2	$3,993	$8	$5,055	(49)	$(3,878)	$5,180
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities:
Net income	$333	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	82	75
Amortization of intangible assets	15	15
Share-based compensation expense	147	55
Accretion of debt discount on convertible senior notes	19	19
Deferred income taxes	(156)	47
Losses (gains) on equity securities	44	(69)
(Gain) loss on derivative assets related to terminated acquisition	(26)	107
Other	(17)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(61)	190
Inventory	(9)	(75)
Prepaid expenses and other current assets	6	3
Operating lease right-of-use assets and liabilities, net	(5)	(7)
Other assets	(7)	(23)
Accounts payable	12	(13)
Accrued liabilities	162	(41)
Other long-term liabilities	(4)	30
Net cash provided by operating activities	535	521
Cash flows from investing activities:
Maturities of available-for-sale securities	331	218
Purchases of available-for-sale securities	(77)	(547)
Sales of available-for-sale securities	1,031	287
Cash received (paid for) derivative assets related to terminated acquisition	52	(132)
Purchases of property and equipment	(86)	(79)
Purchases of strategic investments	(12)	(107)
Sales of strategic investments	220	—
Net cash paid for acquisitions	(80)	(95)
Net cash provided by (used in) investing activities	1,379	(455)
Cash flows from financing activities:
Net proceeds from issuance of debt	988	—
Payments on convertible senior notes	(517)	—
Common stock repurchases	—	(330)
Taxes paid related to net share settlement of equity awards	(30)	(38)
Proceeds from issuance of common stock	31	34
Net cash provided by (used in) financing activities	472	(334)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net increase (decrease) in cash and cash equivalents	2,386	(272)
Cash and cash equivalents at beginning of period	1,810	2,042
Cash and cash equivalents at end of period	$4,196	$1,770
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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q2 2021 and Q2 2020 refer to the three months ended July 4, 2021 and June 28, 2020, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2021 and 2020 refer to the six months ended July 4, 2021 and June 28, 2020, respectively, which were both 26 weeks.

Significant Accounting Policies

During YTD 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Weighted average shares outstanding	146	147	146	147
Effect of potentially dilutive common shares from:
Equity awards	—	1	—	1
Convertible senior notes	1	—	1	—
Weighted average shares used in calculating diluted earnings per share	147	148	147	148
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	—	—	—	1

2. REVENUE
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

Revenue by Source

	Q2 2021			Q2 2020
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$704	$74	$778	$387	$49	$436
Instruments	189	5	194	88	3	91
Total product revenue	893	79	972	475	52	527
Service and other revenue	128	26	154	91	15	106
Total revenue	$1,021	$105	$1,126	$566	$67	$633

	YTD 2021			YTD 2020
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,399	$153	$1,552	$940	$116	$1,056
Instruments	365	8	373	166	6	172
Total product revenue	1,764	161	1,925	1,106	122	1,228
Service and other revenue	236	58	294	219	45	264
Total revenue	$2,000	$219	$2,219	$1,325	$167	$1,492

Revenue by Geographic Area

Based on region of destination (in millions)	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Americas	$589	$335	$1,151	$812
Europe, Middle East, and Africa	320	168	625	389
Greater China (1)	132	79	259	163
Asia-Pacific	85	51	184	128
Total revenue	$1,126	$633	$2,219	$1,492
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of July 4, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,139 million, of which approximately 90% is expected to be converted to revenue in the next twelve months, approximately 7% in the following twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of July 4, 2021 and January 3, 2021 were $227 million and $230 million, respectively, of which the short-term portions of $182 million and $186 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q2 2021 and YTD 2021 included $45 million and $127 million, respectively, of previously deferred revenue that was included in contract liabilities as of January 3, 2021.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Debt Securities

Our short-term investments include available-for-sale debt securities that consisted of the following:

	July 4, 2021			January 3, 2021
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$—	$—	$—	$10	$—	$10
Corporate debt securities	—	—	—	445	—	445
U.S. Treasury securities	—	—	—	830	1	831
Total	$—	$—	$—	$1,285	$1	$1,286

During Q1 2021, we sold all of our available-for-sale debt securities in anticipation of funding the pending GRAIL acquisition. See Pending Acquisition below for further details. Realized gains and losses are determined based on the specific-identification method and are reported in interest income.

Strategic Investments

Marketable Equity Securities

As of July 4, 2021 and January 3, 2021, the fair value of our marketable equity securities, included in short-term investments, totaled $90 million and $376 million, respectively. Total unrealized losses on our marketable equity securities, included in other income, net, were $3 million and $61 million in Q2 2021 and YTD 2021, respectively. Total unrealized gains on our marketable equity securities were $66 million and $69 million in Q2 2020 and YTD 2020, respectively. Total net gains on marketable equity securities sold, included in other income, net, were $7 million in Q2 2021 and total net losses were $7 million in YTD 2021. There were no sales of our marketable equity securities in YTD 2020.

Non-Marketable Equity Securities

As of July 4, 2021 and January 3, 2021, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $338 million and $314 million, respectively.

One of our investments, GRAIL, is a VIE for which we have concluded that we are not the primary beneficiary and, therefore, we do not consolidate GRAIL in our consolidated financial statements. In September 2020, we entered into an agreement to acquire GRAIL, as described in Pending Acquisition below. We have determined our maximum exposure to loss, excluding any amounts associated with the pending acquisition, to be the carrying value of our investment, which was $250 million as of both July 4, 2021 and January 3, 2021.

Revenue recognized from transactions with our strategic investees was $22 million and $35 million for Q2 2021 and YTD 2021, respectively, and $10 million and $23 million for Q2 2020 and YTD 2020, respectively.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $23 million and up to $130 million, respectively, remained callable as of July 4, 2021. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $144 million and $104 million as of July 4, 2021 and January 3, 2021, respectively.

Contingent Value Right

In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of the contingent value right resulted in unrealized gains of $8 million and $18 million in Q2 2021 and YTD 2021, respectively, and unrealized gains of $8 million and $5 million in Q2 2020 and YTD 2020, respectively, included in other income, net.

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

In addition, we made cash payments to PacBio of $18 million in Q4 2019, pursuant to Amendment No. 1 to the PacBio Merger Agreement, and $34 million in Q1 2020, pursuant to the Termination Agreement, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances was repayable, without interest, if, within two years of March 31, 2020, PacBio entered into a Change of Control Transaction or raised at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). In February 2021, PacBio entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million in aggregate principal amount of PacBio’s convertible notes. Pursuant to the PacBio Merger Agreement, PacBio repaid to us the $52 million of Continuation Advances and we recorded a gain of $26 million in Q1 2021, included in other income, net.

The potential repayments of the Continuation Advances and Reverse Termination Fee met the definition of derivative assets and were recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expenses in Q1 2020. Changes in the fair value of the derivative assets were included in other income, net. Unrealized losses of $11 million and $15 million were recorded in Q2 2020 and YTD 2020, respectively.

Pending Acquisition

On September 20, 2020, we entered into an Agreement and Plan of Merger (the GRAIL Merger Agreement) to acquire GRAIL for $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. The cash consideration for the transaction is expected to be funded using existing cash of both Illumina and GRAIL, plus up to $1 billion in capital raised in Q1 2021 through the issuance of term debt. Refer to note, “4. Debt” for details. The transaction is subject to certain customary closing conditions, including GRAIL shareholder approval and receipt of required regulatory approvals. Refer to note, “7. Legal Proceedings” for further details.

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

We are required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $105 million and $210 million in Q2 2021 and YTD 2021, respectively, which were recorded as selling, general and administrative expenses. In July 2021, we made an additional monthly payment of $35 million. If the GRAIL Merger Agreement is terminated, we will receive shares of non-voting GRAIL preferred stock in respect of all Continuation Payments in excess of $315 million, subject to certain terms and conditions.

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

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	July 4, 2021				January 3, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$3,798	$—	$—	$3,798	$1,512	$—	$—	$1,512
Debt securities in government-sponsored entities	—	—	—	—	—	10	—	10
Corporate debt securities	—	—	—	—	—	445	—	445
U.S. Treasury securities	—	—	—	—	831	—	—	831
Marketable equity securities	90	—	—	90	376	—	—	376
Contingent value right	—	—	53	53	—	—	35	35
Derivative assets related to terminated acquisition	—	—	—	—	—	—	26	26
Deferred compensation plan assets	—	58	—	58	—	55	—	55
Total assets measured at fair value	$3,888	$58	$53	$3,999	$2,719	$510	$61	$3,290
Liabilities:
Acquisition related contingent consideration liability	$—	$—	$14	$14	$—	$—	$—	$—
Deferred compensation plan liability	—	55	—	55	—	51	—	51
Total liabilities measured at fair value	$—	$55	$14	$69	$—	$51	$—	$51

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

As a result of an acquisition completed in Q2 2021, we recorded a contingent consideration liability of $14 million, included in accrued liabilities. The acquisition date fair value of the contingent consideration liability was derived using the income approach. Assumptions used to estimate the liability included the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in selling, general and administrative expenses. There was no change in the fair value of the contingent consideration in Q2 2021.

4. DEBT
Summary of Term Debt Obligations

In millions	July 4, 2021
Principal amount of 2031 Term Notes outstanding	$500
Principal amount of 2023 Term Notes outstanding	500
Unamortized discounts and debt issuance costs	(8)
Net carrying amount of term notes	992
Less: current portion	—
Term notes, non-current	$992
Fair value of term notes outstanding (Level 2)	$1,010

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

Interest expense recognized on the Term Notes was $4 million and $5 million during Q2 2021 and YTD 2021, respectively, which included amortization of debt discounts and issuance costs.

Summary of Convertible Debt Obligations

In millions	July 4, 2021	January 3, 2021
Principal amount of 2023 Convertible Senior Notes outstanding	$750	$750
Principal amount of 2021 Convertible Senior Notes outstanding	—	517
Unamortized discount of liability component of convertible senior notes	(63)	(83)
Net carrying amount of liability component of convertible senior notes	687	1,184
Less: current portion	—	(511)
Convertible senior notes, non-current	$687	$673
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$126	$213
Fair value of convertible senior notes outstanding (Level 2)	$951	$1,595
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	2.1 years	2.4 years

Interest expense recognized on the Convertible Senior Notes, which included amortization of debt discounts and issuance costs, was $10 million and $21 million during Q2 2021 and YTD 2021, respectively, and $11 million and $22 million during Q2 2020 and YTD 2020, respectively.

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

The 2023 Convertible Notes were not convertible as of July 4, 2021 and had no dilutive impact during YTD 2021. If the notes were converted as of July 4, 2021, the if-converted value would not exceed the principal amount.

0.5% Convertible Senior Notes due 2021 (2021 Convertible Notes)

In June 2014, we issued $517 million aggregate principal amount of convertible senior notes due 2021 (2021 Convertible Notes). The implied estimated effective rate of the liability component of the notes was 3.5%, assuming no conversion option. The 2021 Convertible Notes were convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on conversion rates as defined in the indenture. The 2021 Convertible Notes matured on June 15, 2021, by which time the principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock.

The following table summarizes information about the conversions during YTD 2021:

In millions	2021 Notes
Cash paid for principal of notes converted	$517
Conversion value over principal amount, paid in shares of common stock	$313
Number of shares of common stock issued upon conversion	0.7
Loss on extinguishment of debt	$1

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

As of July 4, 2021, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

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

5. STOCKHOLDERS’ EQUITY
As of July 4, 2021, approximately 3.5 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 3, 2021	1,721	—	$313.35	—
Awarded	97	428	$431.51	$474.86
Vested	(73)	—	$268.96	—
Cancelled	(159)	(20)	$314.25	$482.69
Outstanding at July 4, 2021	1,586	408	$322.49	$474.48
_____________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

Stock Options

Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price
Outstanding at January 3, 2021	10	$59.11
Exercised	(1)	$24.58
Outstanding and exercisable at July 4, 2021	9	$63.45

Employee Stock Purchase Plan

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2021, approximately 0.1 million shares were issued under the ESPP. As of July 4, 2021, there were approximately 13.1 million shares available for issuance under the ESPP.

Share Repurchases

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We did not repurchase any shares during YTD 2021. Authorizations to repurchase approximately $15 million of our common stock remained available as of July 4, 2021.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows:

In millions	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Cost of product revenue	$8	$3	$15	$7
Cost of service and other revenue	1	1	2	2
Research and development	26	12	50	27
Selling, general and administrative	45	1	80	19
Share-based compensation expense before taxes	80	17	147	55
Related income tax benefits	(15)	(6)	(28)	(15)
Share-based compensation expense, net of taxes	$65	$11	$119	$40

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

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during YTD 2021 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.08% - 1.46%
Expected volatility	32% - 47%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$114.48

As of July 4, 2021, approximately $554 million of total unrecognized compensation cost related to restricted stock and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.2 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	July 4, 2021	January 3, 2021
Trade accounts receivable, gross	$542	$491
Allowance for credit losses	(2)	(4)
Total accounts receivable, net	$540	$487

Inventory

In millions	July 4, 2021	January 3, 2021
Raw materials	$79	$106
Work in process	278	244
Finished goods	23	22
Total inventory	$380	$372

Intangible Assets and Goodwill

We recorded an in-process research and development (IPR&D) intangible asset of $35 million, with an indefinite useful life, as a result of an acquisition in Q2 2021. We capitalize IPR&D and either amortize it over the life of the product upon commercialization or impair it if the project is abandoned.

Changes to goodwill during YTD 2021 were as follows:

In millions	Goodwill
Balance as of January 3, 2021	$897
Acquisition	69
Balance as of July 4, 2021	$966

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in Q2 2021, noting no impairment.

Accrued Liabilities

In millions	July 4, 2021	January 3, 2021
Accrued compensation expenses	$195	$153
Contract liabilities, current portion	182	186
Accrued taxes payable	127	68
Operating lease liabilities, current portion	53	51
Acquisition related contingent liability	14	—
Other, including warranties (a)	103	83
Total accrued liabilities	$674	$541

(a) Changes in the reserve for product warranties were as follows:

In millions	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Balance at beginning of period	$15	$12	$13	$14
Additions charged to cost of product revenue	7	2	15	5
Repairs and replacements	(6)	(4)	(12)	(9)
Balance at end of period	$16	$10	$16	$10

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

We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of July 4, 2021, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of July 4, 2021 and January 3, 2021, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $533 million and $405 million, respectively.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other income, net. As of July 4, 2021, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of July 4, 2021 and January 3, 2021, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $396 million and $305 million, respectively.

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

Pending Acquisition of GRAIL

On March 30, 2021, the Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial is scheduled to commence on August 24, 2021. If the administrative court rules in favor of the FTC, and the FTC subsequently affirms that decision prior to completion of the acquisition of GRAIL, the completion of the acquisition may be delayed for a significant period of time (including beyond the outside date under the Merger Agreement of September 20, 2021, which may be extended by three months in certain circumstances (the Outside Date) or any alternative outside date to which we and GRAIL may agree, after which either we or GRAIL may terminate the Merger Agreement), or, if affirmed on appeal to a U.S. Court of Appeals, prevented from occurring. Additionally, the FTC may re-file a motion for injunctive relief in federal district court at any time prior to completion of the acquisition of GRAIL, which, if granted, may delay the completion of such acquisition for a significant period of time (including beyond the Outside Date or any alternative outside date to which we and GRAIL may agree) or prevent it from occurring. We intend to vigorously defend the FTC actions.

On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). On April 29, 2021, we filed an action in the General Court of the European Union (the General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. The date of our hearing before the General Court has not yet been set. If the General Court decides in favor of the European Commission, or such decision is not received on a timely basis, then the European Commission’s review of the acquisition will continue and, depending on the outcome of such review, the acquisition may be delayed for a significant period of time (including beyond the Outside Date or any alternative outside date to which we and GRAIL may agree) or prevented from occurring. We intend to vigorously challenge the European Commission’s assertion of jurisdiction.

BGI Genomics Co. Ltd. and its Affiliates

We are involved in lawsuits against BGI Genomics Co. Ltd (BGI) and its affiliates, including Complete Genomics, Inc. (CGI), in the United States and elsewhere.

On June 27, 2019, we filed suit against BGI in the United States District Court for the Northern District of California, alleging that certain BGI sequencing products infringe our U.S. Patent No. 7,566,537 (‘537 patent) and U.S. Patent No. 9,410,200 (‘200 patent). BGI has denied our claims and has counterclaimed that our technology infringes U.S. Patent No. 9,944,984 (‘984 patent). We deny their allegations. On February 27, 2020, we filed a second patent infringement suit against BGI in the United States District Court for the Northern District of California alleging that BGI sequencing products infringed U.S. Patent 7,771,973 (‘973 patent), U.S. Patent 7,541,444 (‘444 patent), and U.S. Patent 10,480,025 (‘025 patent). On June 15, 2020, the Court granted our motions requesting preliminary injunctions against BGI, finding that our patents were likely valid and infringed by BGI’s chemistries. The injunction prohibits the sale of BGI’s sequencers and sequencing reagents in the US. On December 9, 2020, BGI filed a motion to amend its answer to our second suit to include allegations that the ‘444 and ‘937 patents are unenforceable under the doctrine of unequitable conduct; we deny BGI’s allegations. As of April 12, 2021, BGI is seeking approximately $54 million in alleged damages and an ongoing royalty of 3.6% on sales of the accused products by us in the United States until the ‘984 patent expires on June 13, 2026. We deny that we owe any damages or ongoing royalty. On June 16, 2021, the parties filed motions for partial summary judgment. A summary judgment hearing was held on July 21, 2021, and the parties are awaiting a ruling from the Court. Trial is scheduled to begin November 15, 2021.

On January 11, 2021, Complete Genomics, Inc., BGI Americas Corp., and MGI Americas, Inc. also filed a complaint in the United States District Court for the Northern District of California alleging the Company and its subsidiary Illumina Cambridge Ltd. violated federal antitrust and state unfair competition laws. CGI and these affiliates allege that the Company fraudulently withheld a prior art reference that was material to patentability for the ‘444 and ‘973 patents. They also allege that our infringement claims of the ‘025 against BGI’s “CoolMPS” chemistry were objectively baseless. The Company denies the allegations in the complaint. On March 30, 2021, the Court stayed the antitrust case pending resolution of the underlying patent infringement suit taking place in the same court.

On May 28, 2019, CGI filed suit against us in the United States District Court for the District of Delaware alleging that our two-channel sequencing systems, including the NovaSeq, NextSeq, and MiniSeq systems, infringe certain claims of U.S. Patent No. 9,222,132. We have denied CGI’s allegations and have counterclaimed for infringement by CGI, BGI Americas Corp., and MGI Americas, Inc. of U.S. Patent No. 9,303,290, U.S. Patent No. 9,217,178, and U.S. Patent No. 9,970,055. On August 15, 2019, CGI filed a motion to dismiss our counterclaims. On August 29, 2019, we filed our Opposition to the Motion to Dismiss. The Court denied and granted the motion in part, denying the motion as to our claims for inducing infringement and granting it for contributory infringement. The Court gave us leave to file an amended complaint to attempt to cure the alleged deficiencies as to contributory infringement. On July 1, 2020, CGI amended its complaint to add claims of infringement of U.S. Patent No. 10,662,473 by our two-channel sequencing systems. We deny these allegations. As of May 12, 2021, CGI is seeking $225.4 million in alleged past damages and an average ongoing royalty of 5.5% on sales of the accused two-channel sequencing instruments and chemistry in the U.S. until the patents-in-suit expire on January 28, 2029. We deny that we owe any damages or ongoing royalty. Trial is scheduled to begin April 18, 2022.

We will continue to pursue our claims against BGI and CGI, and vigorously defend against BGI’s and CGI’s claims. We currently cannot estimate any possible loss or range of loss that may result from BGI’s and CGI’s claims against us.

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rates for Q2 2021 and YTD 2021 were 10.8% and 11.8%, respectively. The variances from the U.S. federal statutory tax rate of 21% in Q2 2021 and YTD 2021 were primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. For YTD 2021, this was partially offset by tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested.

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

Our discussion of our results of operations, financial condition, and cash flow for Q2 2020 and YTD 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended June 28, 2020.

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

In September 2020, we entered into an agreement to acquire GRAIL for $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. In connection with the transaction, GRAIL stockholders will receive contingent value rights, which will entitle holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Pursuant to the GRAIL Merger Agreement, we have offered GRAIL stockholders the option to receive additional stock consideration in lieu of the contingent value rights. Such additional stock consideration would be a number of shares valued, pursuant to an agreed formula, at $850 million in aggregate, subject to a cap of 3,035,714 shares. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The transaction is subject to customary closing conditions, including applicable regulatory approvals. See note “3. Investments and Fair Value Measurements” and note “7. Legal Proceedings” for further details.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto within the Condensed Consolidated Financial Statements section of this report, and the other transactions, events, and trends discussed in “Risk Factors” within the Other Key Information section of this report. Forward-looking statements included in our Financial Overview below exclude the potential post-close impact from the pending acquisition of GRAIL.

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

Financial highlights for YTD 2021 included the following:

•Revenue increased 49% in YTD 2021 to $2,219 million compared to $1,492 million in YTD 2020 primarily due to growth in sequencing consumables and instruments, as our customers experience a broader recovery from the COVID-19 pandemic, as well as increases in service and other revenue. We expect our revenue to grow in 2021 compared to 2020.

•Gross profit as a percentage of revenue (gross margin) was 70.6% in YTD 2021 compared to 70.2% in YTD 2020. The slight increase in gross margin was driven primarily by higher revenue, which generated increased fixed cost leverage, partially offset by less favorable product mix. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.

•Income from operations as a percentage of revenue was 17.2% in YTD 2021 compared to 19.1% in YTD 2020. The decrease was primarily due to an increase in operating expenses as a percentage of revenue. We expect our operating expenses to continue to grow on an absolute basis in 2021, including an increase in expenses related to the pending acquisition of GRAIL and an increase in performance-based compensation.

•Our effective tax rate was 11.8% in YTD 2021 compared to 35.7% in YTD 2020. In YTD 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested.

•We ended Q2 2021 with cash, cash equivalents, and short-term investments totaling $4.3 billion as of July 4, 2021, of which approximately $618 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue(1).

	Q2 2021	Q2 2020	YTD 2021	YTD 2020
Revenue:
Product revenue	86.3%	83.3%	86.8%	82.3%
Service and other revenue	13.7	16.7	13.2	17.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	22.6	24.0	23.4	21.8
Cost of service and other revenue	5.6	7.2	5.4	7.1
Amortization of acquired intangible assets	0.6	1.1	0.6	0.9
Total cost of revenue	28.8	32.3	29.4	29.8
Gross profit	71.2	67.7	70.6	70.2
Operating expense:
Research and development	18.0	24.5	18.0	20.8
Selling, general and administrative	36.6	28.0	35.4	30.3
Total operating expense	54.6	52.5	53.4	51.1
Income from operations	16.6	15.2	17.2	19.1
Other income (expense):
Interest income	—	1.1	—	1.4
Interest expense	(1.4)	(1.8)	(1.6)	(1.5)
Other income, net	3.2	11.5	1.4	3.9
Total other income (expense), net	1.8	10.8	(0.2)	3.8
Income before income taxes	18.4	26.0	17.0	22.9
Provision for income taxes	2.0	18.6	2.0	8.2
Net income	16.4%	7.4%	15.0%	14.7%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q2 2021	Q2 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Consumables	$778	$436	$342	78%	$1,552	$1,056	$496	47%
Instruments	194	91	103	113	373	172	201	117
Total product revenue	972	527	445	84	1,925	1,228	697	57
Service and other revenue	154	106	48	45	294	264	30	11
Total revenue	$1,126	$633	$493	78%	$2,219	$1,492	$727	49%

Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

The increases in consumables revenue in Q2 2021 and YTD 2021 were primarily due to increases in sequencing consumables revenue of $317 million and $459 million, respectively, driven primarily by growth in the instrument installed base, as our customers experience a broader recovery from the COVID-19 pandemic. Instruments revenue increased in Q2 2021 and YTD 2021 primarily due to increases in sequencing instruments revenue of $101 million and $199 million, respectively, which were driven primarily by increased shipments of our NextSeq and NovaSeq instruments. Service and other revenue increased in Q2 2021, primarily due to revenue from a patent litigation settlement and increased revenue from genotyping and sequencing services. Service and other revenue increased in YTD 2021, primarily due to increased revenue from genotyping and sequencing services, partially offset by a decrease in development and licensing agreements.

Gross Margin

Dollars in millions	Q2 2021	Q2 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Gross profit	$802	$428	$374	87%	$1,566	$1,047	$519	50%
Gross margin	71.2%	67.7%			70.6%	70.2%

The gross margin increases in Q2 2021 and YTD 2021 were driven primarily by higher revenue, which generated increased fixed cost leverage, partially offset by less favorable product mix. The increase in Q2 2021 was also driven by increased revenue from a patent litigation settlement.

Operating Expense

Dollars in millions	Q2 2021	Q2 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Research and development	$202	$155	$47	30%	$398	$311	$87	28%
Selling, general and administrative	413	177	236	133	787	451	336	75
Total operating expense	$615	$332	$283	85%	$1,185	$762	$423	56%

R&D expense increased by $47 million, or 30%, in Q2 2021 and by $87 million, or 28%, in YTD 2021 primarily due to increases in headcount, as we continue to invest in the research and development of new products and enhancements to existing products, and an increase in performance-based compensation.

SG&A expense increased by $236 million, or 133%, in Q2 2021 primarily due to expenses related to the pending acquisition of GRAIL, including $105 million in Continuation Payments, and increases in headcount, performance-based compensation, and outside services.

SG&A expense increased by $336 million, or 75%, in YTD 2021, primarily due to expenses related to the pending acquisition of GRAIL, including $210 million in Continuation Payments, and increases in headcount, performance-based compensation, and outside services, partially offset by expenses for fees and other payments to PacBio of $92 million in Q1 2020.

Other Income (Expense), Net

Dollars in millions	Q2 2021	Q2 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Interest income	$—	$7	$(7)	(100)%	$—	$21	$(21)	(100)%
Interest expense	(16)	(11)	(5)	45	(34)	(22)	(12)	55
Other income, net	36	73	(37)	(51)	31	58	(27)	(47)
Total other income (expense), net	$20	$69	$(49)	(71)%	$(3)	$57	$(60)	(105)%

Interest income decreased in Q2 2021 and YTD 2021 as a result of selling all of our available-for-sale debt securities in Q1 2021 in anticipation of funding the pending GRAIL acquisition. Interest expense consists primarily of accretion of discount on our convertible senior notes. The increase in Q2 2021 related to accrued interest on our Term Notes. The increase in YTD 2021 interest expense also relates to amortization of debt issuance costs on our Bridge Facility, which we terminated in Q1 2021. The decreases in other income, net, in Q2 2021 and YTD 2021 were primarily due to net unrealized losses on our marketable equity securities, partially offset by unrealized gains on our non-marketable equity securities and our contingent value right. For YTD 2021, the decrease was also offset by a $26 million gain recorded on our derivative assets related to the terminated PacBio acquisition in Q1 2021.

Provision for Income Taxes

Dollars in millions	Q2 2021	Q2 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Income before income taxes	$207	$165	$42	25%	$378	$342	$36	11%
Provision for income taxes	22	118	(96)	(81)	45	122	(77)	(63)
Net income	$185	$47	$138	294%	$333	$220	$113	51%
Effective tax rate	10.8%	71.6%			11.8%	35.7%

Our effective tax rate was 10.8% in Q2 2021 compared to 71.6% in Q2 2020. The variance from the U.S. federal statutory tax rate of 21% in Q2 2021 was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. In Q2 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments, partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

Our effective tax rate was 11.8% in YTD 2021 compared to 35.7% in YTD 2020. In YTD 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested. In YTD 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and tax benefits related to share-based compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 4, 2021, we had approximately $4.2 billion in cash and cash equivalents, of which approximately $618 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $2.4 billion from January 3, 2021, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. During YTD 2021, we sold all of our available-for-sale debt securities and a portion of our marketable equity securities in anticipation of funding the pending GRAIL acquisition. As of July 4, 2021, we had $90 million remaining in short-term investments.

In September 2020, we entered into an agreement to acquire GRAIL for $8 billion, consisting of $3.5 billion in cash and $4.5 billion in shares of Illumina common stock, subject to a collar. The cash consideration to GRAIL stockholders, excluding Illumina, of approximately $3.1 billion is expected to be funded using existing cash of both Illumina and GRAIL, plus up to $1 billion in capital raised in Q1 2021 through the issuance of term debt.

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

We are required to make monthly Continuation Payments to GRAIL of $35 million through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $105 million in Q2 2021. In July 2021, we made an additional monthly payment of $35 million. If the GRAIL Merger Agreement is terminated under specified circumstances, we would be required to pay a termination fee of $300 million and make an additional $300 million investment in GRAIL, subject to certain terms and conditions.

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

On March 8, 2021, we obtained a Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of July 4, 2021, there were no borrowings outstanding under the Credit Facility.

Our 2021 Convertible Notes matured on June 15, 2021, by which time the $517 million in principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock. Our convertible senior notes due in 2023 were not convertible as of July 4, 2021.

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

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $15 million of our common stock remained available as of July 4, 2021. We do not intend to make any share repurchases during fiscal year 2021.

We had $23 million and up to $130 million, respectively, remaining in our capital commitments to two venture capital investment funds as of July 4, 2021 that are callable through April 2026 and July 2029, respectively.

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

Cash Flow Summary

In millions	YTD 2021	YTD 2020
Net cash provided by operating activities	$535	$521
Net cash provided by (used in) investing activities	1,379	(455)
Net cash provided by (used in) financing activities	472	(334)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net increase (decrease) in cash and cash equivalents	$2,386	$(272)

Operating Activities

Net cash provided by operating activities in YTD 2021 primarily consisted of net income of $333 million plus net adjustments of $108 million and net changes in operating assets and liabilities of $94 million. The primary adjustments to net income included share-based compensation of $147 million, depreciation and amortization expenses of $97 million, and losses on equity securities of $44 million, partially offset by deferred income taxes of $156 million and a gain on derivative assets related to a terminated acquisition of $26 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accrued liabilities, partially offset by an increase in accounts receivable.

Investing Activities

Net cash provided by investing activities totaled $1,379 million in YTD 2021. We received $1,362 million related to maturities and sales of our available-for-sale debt securities during the period, $220 million for sales of strategic investments and $52 million from PacBio for repayment of Continuation Advances. We invested $86 million in capital expenditures, primarily associated with our investment in facilities, paid $80 million for an acquisition, and purchased $77 million of available-for-sale debt securities during the period.

Financing Activities

Net cash provided by financing activities in YTD 2021 totaled $472 million. We received $988 million in net proceeds from the issuance of debt and $31 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options. We made payments on our convertible senior notes due in 2021 of $517 million and used $30 million to pay taxes related to net share settlement of equity awards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During YTD 2021, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no substantial changes to our market risks in YTD 2021, when compared to the disclosures in ”Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

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

During Q2 2021, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

There is no assurance when or if our planned acquisition (the Acquisition) of GRAIL will be completed. If the Acquisition is not completed within the expected time frame, or at all, we may, or will, not be able to achieve the synergies and other benefits that we expect to achieve as a result of the Acquisition, and we could incur or experience significant costs or liabilities, loss of revenue and other adverse effects.

The completion of the Acquisition is subject to the satisfaction or waiver of a number of conditions as set forth in the Agreement and Plan of Merger (the Merger Agreement) for the Acquisition, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act (the HSR Act), no law having been enacted, issued, promulgated, enforced or entered, whether temporary, preliminary or permanent, which is then in effect and has the effect of enjoining, restraining, prohibiting or otherwise preventing consummation of the Acquisition or imposes any remedies on us or our subsidiaries other than certain permitted restrictions, the receipt of the GRAIL stockholder approvals, the effectiveness of a registration statement on Form S-4, and the approval for listing on NASDAQ of the shares of our common stock to be issued in connection with the Acquisition. There can be no assurance that the expiration or termination of the applicable waiting periods under the HSR Act or the other conditions to the obligations of the parties to effect the Acquisition will be satisfied or waived. In particular, foreign, federal, state or local governmental or regulatory authorities and, in certain instances, private parties may seek to challenge the Acquisition and/or impose conditions on us, GRAIL and/or the surviving company as a condition to completion of the Acquisition under applicable antitrust or other laws. In addition, there can be no assurance that any consents, clearances or approvals necessary or advisable to be obtained in connection with the Acquisition will be obtained in a timely manner or at all, or whether they will be subject to actions, conditions, limitations or restrictions that may jeopardize or delay the completion of the Acquisition, materially reduce or delay the anticipated benefits of the Acquisition or allow the parties to terminate the Merger Agreement. Under the terms of the Merger Agreement, we and our subsidiaries may be required to offer and agree to undertake certain specified behavioral remedies. However, neither we nor any of our subsidiaries is obligated to agree to or accept (i) any commitment, undertaking or order to divest, hold separate or otherwise dispose of any portion of our businesses or assets, including after giving effect to the Acquisition, or (ii) any limitation on our ability to acquire or hold or exercise full rights of ownership of any capital stock of GRAIL or its subsidiaries, including after giving effect to the Acquisition.

On March 30, 2021, the Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that the Acquisition would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial is scheduled to commence on August 24, 2021. Additionally, on April 19, 2021, the European Commission accepted a request for a referral of the Acquisition for merger review pursuant to Article 22 of the EU Merger Regulation, and on July 22, 2021, the European Commission announced it had initiated a Phase II review of the Acquisition. The European Commission has 90 working days, subject to extension under certain circumstances, from the announcement date to make a final decision. Currently, the European Commission’s Phase II decision deadline is November 29, 2021, but the duration of the Phase II review cannot be foreseen with certainty. The European Commission has purported to impose a stay on completion of the Acquisition until such time as it completes its review and approves the Acquisition.

We are challenging the European Commission’s assertion of jurisdiction to review the Acquisition under Article 22 of the EU Merger Regulation and defending the FTC action, and we intend to use reasonable best efforts to take all actions that are necessary, proper or advisable to consummate the transactions under the Merger Agreement. However, there can be no assurance that our challenge and defense will be successful, that the FTC will not re-file a motion for injunctive relief (and that any such motion will not be granted) or that the related proceedings will reach a resolution on a timely basis (including prior to the Outside Date or any alternative outside date to which we and GRAIL may agree, after which ether we or GRAIL may terminate the Merger Agreement). Furthermore, the European Commission and/or the FTC may request remedies that we find unacceptable and ultimately may not approve, or may take other adverse actions preventing the completion of, the Acquisition. The failure to satisfy all of the required closing conditions, including as a result of the antitrust actions by the FTC or the European Commission, could delay the completion of the Acquisition for a significant period of time (including beyond the Outside Date or any alternative outside date to which we and GRAIL may agree) or prevent it from occurring.

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

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

None during the quarterly period ended July 4, 2021.

Unregistered Sales of Equity Securities

None during the quarterly period ended July 4, 2021.

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

ILLUMINA, INC. (registrant)

Date:	August 5, 2021	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer