Form 10-Q
period 2021-10-03
ILLUMINA, INC.
filed 2021-11-05
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 3, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of October 29, 2021, there were 156.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 3, 2021

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
•our expectations regarding the outcome of the legal and regulatory proceedings related to our recently completed acquisition of GRAIL, Inc. (GRAIL) and other actions that may be taken or pursued by the European Commission, the Federal Trade Commission and/or other governmental or regulatory authorities in connection with such acquisition;
•the hold separate arrangements we voluntarily offered to enter into or that the European Commission may seek to impose, and the duration and impacts on Illumina and GRAIL of such arrangements;
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

•risks and uncertainties regarding the legal and regulatory proceedings relating to our recently completed acquisition of GRAIL and our ability to achieve the expected benefits of such acquisition and other actions that may be taken or pursued by the European Commission, the Federal Trade Commission and/or other governmental or regulatory authorities in connection with such acquisition;
•the hold separate arrangements we voluntarily offered to enter into or that the European Commission may seek to impose, and the duration and impacts on Illumina and GRAIL of such arrangements, which impacts may include material and adverse effects on synergies and other benefits we expect to achieve as a result of the acquisition of GRAIL, additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations;
•our compliance with the terms of the hold separate arrangements, which may be burdensome to implement and administer, and the risk that the European Commission could impose or seek to impose fines and other penalties for alleged noncompliance with such terms;
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 3, 2021	January 3, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,080	$1,810
Short-term investments	185	1,662
Accounts receivable, net	604	487
Inventory	401	372
Prepaid expenses and other current assets	181	152
Total current assets	2,451	4,483
Property and equipment, net	1,009	922
Operating lease right-of-use assets	676	532
Goodwill	7,098	897
Intangible assets, net	3,351	142
Other assets	478	609
Total assets	$15,063	$7,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248	$192
Accrued liabilities	666	541
Convertible senior notes, current portion	—	511
Total current liabilities	914	1,244
Operating lease liabilities	784	671
Term notes	993	—
Convertible senior notes	694	673
Other long-term liabilities	1,085	303
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	8,849	3,815
Accumulated other comprehensive income	13	2
Retained earnings	5,372	4,723
Treasury stock, at cost	(3,643)	(3,848)
Total stockholders’ equity	10,593	4,694
Total liabilities and stockholders’ equity	$15,063	$7,585
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenue:
Product revenue	$978	$676	$2,903	$1,904
Service and other revenue	130	118	424	382
Total revenue	1,108	794	3,327	2,286
Cost of revenue:
Cost of product revenue	264	209	782	535
Cost of service and other revenue	56	52	177	157
Amortization of acquired intangible assets	18	7	31	21
Total cost of revenue	338	268	990	713
Gross profit	770	526	2,337	1,573
Operating expense:
Research and development	436	172	835	483
Selling, general and administrative	879	192	1,666	643
Total operating expense	1,315	364	2,501	1,126
(Loss) income from operations	(545)	162	(164)	447
Other income (expense):
Interest income	—	5	—	26
Interest expense	(14)	(11)	(48)	(33)
Other income, net	979	59	1,010	117
Total other income, net	965	53	962	110
Income before income taxes	420	215	798	557
Provision for income taxes	103	36	148	158
Net income	$317	$179	$650	$399
Earnings per share:
Basic	$2.09	$1.22	$4.39	$2.72
Diluted	$2.08	$1.21	$4.36	$2.70
Shares used in computing earnings per share:
Basic	152	146	148	147
Diluted	153	148	149	148
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income	$317	$179	$650	$399
Unrealized (loss) gain on available-for-sale debt securities, net of deferred tax	—	(2)	(1)	7
Unrealized gain on cash flow hedges, net of deferred tax	5	—	12	—
Total comprehensive income	$322	$177	$661	$406
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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of January 3, 2021	195	$2	$3,815	$2	$4,723	(49)	$(3,848)	$4,694
Net income	—	—	—	—	147	—	—	147
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	7	—	—	—	7
Issuance of common stock, net of repurchases	—	—	31	—	—	—	(24)	7
Share-based compensation	—	—	68	—	—	—	—	68
Balance as of April 4, 2021	195	2	3,914	8	4,870	(49)	(3,872)	4,922
Net income	—	—	—	—	185	—	—	185
Issuance of common stock, net of repurchases	1	—	—	—	—	—	(6)	(6)
Share-based compensation	—	—	79	—	—	—	—	79
Balance as of July 4, 2021	196	2	3,993	8	5,055	(49)	(3,878)	5,180
Net income	—	—	—	—	317	—	—	317
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	5	—	—	—	5
Issuance of common stock, net of repurchases	—	—	28	—	—	—	(2)	26
GRAIL acquisition	—	—	4,749	—	—	10	237	4,986
Share-based compensation	—	—	79	—	—	—	—	79
Balance as of October 3, 2021	196	$2	$8,849	$13	$5,372	(39)	$(3,643)	$10,593
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net income	$650	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	128	114
Amortization of intangible assets	34	23
Share-based compensation expense	656	116
Accretion of debt discount on convertible senior notes	26	29
Deferred income taxes	(81)	50
Gain on previously held investment in GRAIL	(900)	—
Losses (gains) on equity securities, net	3	(128)
Gain on Helix contingent value right	(30)	(5)
(Gain) loss on derivative assets related to terminated acquisition	(26)	116
Change in fair value of contingent consideration	(7)	—
Other	(23)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(125)	108
Inventory	(27)	(56)
Prepaid expenses and other current assets	(34)	(15)
Operating lease right-of-use assets and liabilities, net	(9)	(9)
Other assets	(35)	(25)
Accounts payable	(28)	(2)
Accrued liabilities	81	(68)
Other long-term liabilities	10	36
Net cash provided by operating activities	263	674
Cash flows from investing activities:
Maturities of available-for-sale securities	331	327
Purchases of available-for-sale securities	(77)	(757)
Sales of available-for-sale securities	1,031	379
Cash received (paid for) derivative assets related to terminated acquisition	52	(132)
Purchases of property and equipment	(138)	(127)
Purchases of strategic investments	(44)	(112)
Sales of strategic investments	220	—
Net cash paid for acquisitions	(2,444)	(98)
Net cash used in investing activities	(1,069)	(520)
Cash flows from financing activities:
Net proceeds from issuance of debt	988	—
Payments on convertible senior notes	(517)	—
Common stock repurchases	—	(455)
Taxes paid related to net share settlement of equity awards	(452)	(41)
Proceeds from issuance of common stock	59	61
Net cash provided by (used in) financing activities	78	(435)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net decrease in cash and cash equivalents	(730)	(281)
Cash and cash equivalents at beginning of period	1,810	2,042
Cash and cash equivalents at end of period	$1,080	$1,761
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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects more than 50 different cancers before they are symptomatic. We will hold GRAIL as a separate company during the European Commission’s ongoing merger review. Refer to note “4. Business Combinations” for additional details.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended January 3, 2021, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to form our critical accounting estimates. Actual results could differ from those estimates.

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

We have included the results of operations for GRAIL in our condensed consolidated statements of operations from the date of acquisition. GRAIL operates as a separate reportable segment. See note “10. Segment Information” for additional details.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2021 and Q3 2020 refer to the three months ended October 3, 2021 and September 27, 2020, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2021 and 2020 refer to the nine months ended October 3, 2021 and September 27, 2020, respectively, which were both 39 weeks.

Significant Accounting Policies

During YTD 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. See below for our policy related to business combinations.

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

In connection with certain of our acquisitions, additional contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date, as a component of accrued liabilities or other long-term liabilities for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in selling, general and administrative expenses in our consolidated statements of income.

We typically use the discounted cash flow method to value our acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or extended. We capitalize in-process research and development (IPR&D) and either amortize it over the life of the product upon commercialization or impair it if the project is abandoned.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements.

For our policy on goodwill and intangible assets, see the significant policies as described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Accounting Pronouncements Pending Adoption

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted EPS. We expect to adopt the standard on its effective date beginning in the first quarter of 2022. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements, particularly as it relates to our outstanding Convertible Senior Notes.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Weighted average shares outstanding	152	146	148	147
Effect of potentially dilutive common shares from:
Equity awards	1	1	1	1
Convertible senior notes	—	1	—	—
Weighted average shares used in calculating diluted earnings per share	153	148	149	148

2. REVENUE
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of instruments and consumables used in genetic analysis. Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, development and licensing agreements, and cancer detection testing services related to the GRAIL business.

Revenue by Source

	Q3 2021			Q3 2020
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$723	$71	$794	$500	$62	$562
Instruments	180	4	184	109	5	114
Total product revenue	903	75	978	609	67	676
Service and other revenue	112	18	130	99	19	118
Total revenue	$1,015	$93	$1,108	$708	$86	$794

	YTD 2021			YTD 2020
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,123	$224	$2,347	$1,440	$178	$1,618
Instruments	544	12	556	276	10	286
Total product revenue	2,667	236	2,903	1,716	188	1,904
Service and other revenue	348	76	424	317	65	382
Total revenue	$3,015	$312	$3,327	$2,033	$253	$2,286

Revenue by Geographic Area

Based on region of destination (in millions)	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Americas	$583	$436	$1,733	$1,248
Europe, Middle East, and Africa	313	213	938	602
Greater China (1)	122	83	382	246
Asia-Pacific	90	62	274	190
Total revenue	$1,108	$794	$3,327	$2,286
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of October 3, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,131 million, of which approximately 90% is expected to be converted to revenue in the next twelve months, approximately 8% in the following twelve months, and the remainder thereafter.

Contract Liabilities

Contract liabilities, which consist of deferred revenue and customer deposits, as of October 3, 2021 and January 3, 2021 were $256 million and $230 million, respectively, of which the short-term portions of $198 million and $186 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q3 2021 and YTD 2021 included $32 million and $159 million, respectively, of previously deferred revenue that was included in contract liabilities as of January 3, 2021.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Debt Securities

Our short-term investments include available-for-sale debt securities that consisted of the following:

	October 3, 2021			January 3, 2021
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$—	$—	$—	$10	$—	$10
Corporate debt securities	—	—	—	445	—	445
U.S. Treasury securities	—	—	—	830	1	831
Total	$—	$—	$—	$1,285	$1	$1,286

During Q1 2021, we sold all of our available-for-sale debt securities in anticipation of funding the GRAIL acquisition. See note “4. Business Combinations” for further details. Realized gains and losses are determined based on the specific-identification method and are reported in interest income.

Strategic Investments

Marketable Equity Securities

As of October 3, 2021 and January 3, 2021, the fair value of our marketable equity securities, included in short-term investments, totaled $185 million and $376 million, respectively. Total net unrealized gains on our marketable equity securities, included in other income, net, were $45 million in Q3 2021 and total net unrealized losses were $16 million in YTD 2021. Total unrealized gains on our marketable equity securities were $59 million and $128 million in Q3 2020 and YTD 2020, respectively. Total net losses on marketable equity securities sold, included in other income, net, were $7 million in YTD 2021. There were no sales of our marketable equity securities in Q3 2021 or YTD 2020.

Non-Marketable Equity Securities

As of October 3, 2021 and January 3, 2021, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $61 million and $314 million, respectively. The decrease was due to our acquisition of GRAIL and the reclassification of several of our equity investments, that became marketable in Q3 2021, to short-term investments.

On August 18, 2021, we completed our acquisition of GRAIL. Prior to the acquisition, we held an investment in GRAIL for which we had concluded that GRAIL was a VIE for which we were not the primary beneficiary and, therefore, we did not consolidate GRAIL in our consolidated financial statements. The carrying value of our investment was $250 million as of January 3, 2021. See note “4. Business Combinations” for further details.

Revenue recognized from transactions with our strategic investees was $14 million and $47 million for Q3 2021 and YTD 2021, respectively, and $16 million and $39 million for Q3 2020 and YTD 2020, respectively.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $23 million and up to $122 million, respectively, remained callable as of October 3, 2021. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $172 million and $104 million as of October 3, 2021 and January 3, 2021, respectively.

Helix Contingent Value Right

In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of the contingent value right resulted in unrealized gains of $12 million and $30 million in Q3 2021 and YTD 2021, respectively, and an unrealized gain of $5 million in YTD 2020, included in other income, net. There was no change in fair value in Q3 2020.

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

In addition, we made cash payments to PacBio of $18 million in Q4 2019, pursuant to Amendment No. 1 to the PacBio Merger Agreement, and $34 million in Q1 2020, pursuant to the Termination Agreement, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances was repayable, without interest, if, within two years of March 31, 2020, PacBio entered into a Change of Control Transaction or raised at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). In February 2021, PacBio entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million in aggregate principal amount of PacBio’s convertible notes. Pursuant to the PacBio Merger Agreement, PacBio repaid to us the $52 million of Continuation Advances and we recorded a gain of $26 million in Q1 2021, which was included in other income, net.

The potential repayments of the Continuation Advances and Reverse Termination Fee met the definition of derivative assets and were recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expense in Q1 2020. Changes in the fair value of the derivative assets were included in other income, net. Unrealized losses of $10 million and $25 million were recorded in Q3 2020 and YTD 2020, respectively.

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	October 3, 2021				January 3, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$623	$—	$—	$623	$1,512	$—	$—	$1,512
Debt securities in government-sponsored entities	—	—	—	—	—	10	—	10
Corporate debt securities	—	—	—	—	—	445	—	445
U.S. Treasury securities	—	—	—	—	831	—	—	831
Marketable equity securities	185	—	—	185	376	—	—	376
Helix contingent value right	—	—	65	65	—	—	35	35
Derivative assets related to terminated acquisition	—	—	—	—	—	—	26	26
Deferred compensation plan assets	—	59	—	59	—	55	—	55
Total assets measured at fair value	$808	$59	$65	$932	$2,719	$510	$61	$3,290
Liabilities:
Contingent consideration liabilities	$—	$—	$769	$769	$—	$—	$—	$—
Deferred compensation plan liability	—	55	—	55	—	51	—	51
Total liabilities measured at fair value	$—	$55	$769	$824	$—	$51	$—	$51

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

We reassess the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition and an income approach to estimate the fair value of contingent consideration related to our other acquisition. See note “4. Business Combinations” for details regarding the contingent consideration arrangement related to the GRAIL acquisition. Significant assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility, an operational leverage ratio and a counterparty credit spread. Significant assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value of the contingent consideration liabilities are recognized in selling, general and administrative expense.

Changes in the estimated fair value of contingent consideration liabilities during YTD 2021 were as follows:

In millions	Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 3, 2021	$—
Acquisition of GRAIL	762
Other acquisition	14
Change in estimated fair value	(7)
Balance as of October 3, 2021	$769

We recorded a contingent consideration liability of $14 million as a result of an acquisition completed in Q2 2021. The acquisition-date fair value of the contingent consideration liability was derived using the income approach. Assumptions used to estimate the liability included the probability of achieving certain milestones and a discount rate. As of October 3, 2021, the estimated fair value of the contingent consideration liability was $15 million, which is included in accrued liabilities. We recorded an expense of $1 million in selling, general and administrative expense in Q3 2021 and YTD 2021 due to the change in estimated fair value of the contingent consideration liability.

4. BUSINESS COMBINATIONS
GRAIL, Inc.

On August 18, 2021, we completed our acquisition of GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is expected to accelerate access and adoption of GRAIL’s blood test, Galleri, that detects more than 50 different cancers before they are symptomatic. The acquisition is subject to ongoing legal proceedings and pending the European Commission’s ongoing merger review. Refer to note “8. Legal Proceedings” for further details. As a result of the acquisition, GRAIL stockholders received as consideration (i) cash, (ii) shares of Illumina common stock and (iii) at their election, either a contingent value right or additional shares of Illumina common stock. We issued 9.8 million common shares as part of the consideration.

GRAIL is a separate reportable segment. See note “10. Segment Information” for more information. We have included the financial results of GRAIL in the condensed consolidated financial statements from the date of acquisition.
The total purchase price consisted of the following:

in millions
Cash	$2,862
Fair value of common stock issued	4,975
Fair value of contingent consideration	762
Fair value of previously held investment	1,150
Settlement of preexisting relationships	2
Total purchase price	$9,751

The contingent consideration relates to the GRAIL stockholders who elected to receive contingent value rights as part of the acquisition (the Contingent Value Rights Agreement). The contingent value rights entitle the holders to receive future cash payments representing a pro rata portion of certain GRAIL-related revenues each year for a 12-year period starting at the acquisition date. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. The acquisition-date fair value of the contingent consideration liability was measured using a Monte Carlo simulation. Key assumptions used in the fair value assessment included forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility, an operational leverage ratio and a counterparty credit spread. As of October 3, 2021, the estimated fair value of the contingent consideration liability was $754 million, of which $753 million was included in other long-term liabilities, with the remaining balance included in accrued liabilities. Accordingly, we recorded a gain of $8 million in selling, general and administrative expense in Q3 2021.

Prior to the acquisition, we owned a 12% interest in GRAIL. Authoritative guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity investment in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. We remeasured our previously held equity investment to its fair value, as of the date of acquisition, based on the fair value of total consideration transferred and a discount for lack of control. Significant assumptions used in the remeasurement represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring the fair value. As a result of the remeasurement, we valued our previously held equity investment in GRAIL at $1.2 billion and recognized a gain of $900 million, included in other income, net, in Q3 2021.

In connection with the acquisition of GRAIL, we accelerated the vesting of certain outstanding and unvested equity awards of GRAIL employees. Approximately $69 million was included in the purchase price related to the fair value of accelerated equity awards attributable to the pre-combination period, with the fair value attributable to the post-combination period of $615 million included in share-based compensation expense in Q3 2021. In addition, we issued Illumina equity awards to GRAIL employees in exchange for any of their remaining outstanding and unvested GRAIL equity awards (the “replacement awards”) at acquisition. The replacement awards consist of restricted stock units and performance stock options. The terms of the replacement awards are substantially similar to the former GRAIL equity awards for which they were exchanged. The fair value of the replacement awards was $48 million, all of which is attributable to post-combination service, and will be recognized as share-based compensation expense over the remaining vesting period subsequent to the acquisition. The weighted-average acquisition-date fair value of the replacement performance stock options was determined using the Black-Scholes option pricing model with the following assumptions: (i) market price of $510.61 per share, which was the closing price of Illumina’s common stock on the acquisition date; (ii) weighted average expected term ranging from 1.6 years to 2.2 years; (iii) weighted-average risk-free interest rate ranging from 0.17% to 0.28%; (iv) weighted average annualized volatility ranging from 40% to 43%; and (v) no dividend yield. The weighted average acquisition-date fair value per share of the replaced performance stock options was $424.39. Refer to note “6. Stockholders’ Equity” for more information.

We are still finalizing the allocation of the purchase price, therefore, the fair value estimates assigned to intangible assets, goodwill and the related tax impacts of the acquisition, among other items, are subject to change as additional information is received to complete our analysis and certain tax returns are finalized. We expect to finalize the valuation as soon as practicable, but no later than one year after the acquisition date.

The preliminary fair values of assets acquired and liabilities assumed as of the acquisition date were:

in millions
Cash and cash equivalents	$571
Property and equipment	89
Operating lease right-of-use assets	121
Goodwill	6,082
Intangible assets	3,180
Other current and noncurrent assets	35
Deferred tax liability	(82)
Long-term lease liabilities	(97)
Other current and noncurrent liabilities	(148)
Total net assets acquired	$9,751

Goodwill is primarily attributable to assembled workforce, expanded market opportunities, and expected synergies to be achieved. The goodwill recognized was assigned to the GRAIL segment and is not deductible for tax purposes.

The preliminary fair values assigned to identifiable intangible assets acquired were as follows:

in millions, except years	Fair Value	Estimated Useful Life
Developed technology	$2,470	18
Trade name	40	9
In-process research and development (IPR&D)	670	Indefinite
Total intangible assets	$3,180

The fair values of the developed technology, trade name and IPR&D were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The developed technology and trade name assets are amortized on a straight-line basis over their estimated useful lives. As of October 3, 2021, the IPR&D project had not been completed or abandoned and was therefore not subject to amortization.

The transaction costs associated with the acquisition of GRAIL, excluding any Continuation Payments paid to GRAIL prior to the close of the acquisition, consisted primarily of legal, regulatory and financial advisory fees of approximately $66 million and $156 million for Q3 2021 and YTD 2021, respectively. These transaction costs were expensed as incurred as selling, general and administrative expense in the respective periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Illumina and GRAIL as if the companies had been combined as of the beginning of our fiscal year 2020.

in millions	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Revenue	$1,109	$794	$3,330	$2,286
Net income	$194	$95	$548	$148

The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of our fiscal year 2020. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the elimination of intercompany transactions, incremental amortization and depreciation expense of the identifiable intangible assets and property and equipment acquired, respectively, the additional interest expense associated with the issuance of debt to finance the acquisition, and share-based compensation expense.

Prior to the acquisition, we were required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $35 million and $245 million in Q3 2021 and YTD 2021, respectively, which were recorded as selling, general and administrative expenses. Subsequent to the acquisition, we did not make any additional monthly payments.

Intangible Assets

The following is a summary of our identifiable intangible assets:

	October 3, 2021			January 3, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Core technologies	$2,850	$(251)	$2,599	$352	$(221)	$131
Licensed technologies	95	(92)	3	95	(91)	4
Customer relationships	31	(28)	3	31	(27)	4
License agreements	14	(12)	2	14	(11)	3
Trade name	44	(5)	39	4	(4)	—
Total finite-lived intangible assets, net	3,034	(388)	2,646	496	(354)	142
In-process research and development (IPR&D)	705	—	705	—	—	—
Total intangible assets, net	$3,739	$(388)	$3,351	$496	$(354)	$142

As a result of an acquisition completed in Q2 2021, we recorded an IPR&D intangible asset of $35 million, with an indefinite useful life. As of October 3, 2021, the IPR&D project had not been completed or abandoned and was therefore not subject to amortization. Additionally, as a result of another acquisition completed in Q3 2021, we recorded a developed technology intangible asset of $28 million, with a useful life of 10 years.

Total amortization expense recognized was $19 million and $34 million during Q3 2021 and YTD 2021, respectively.

The estimated annual amortization of finite-lived intangible assets for the next five years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2021 (balance of year)	$42
2022	166
2023	165
2024	163
2025	163
Thereafter	1,947
Total	$2,646

Goodwill

Changes to goodwill during YTD 2021 were as follows:

In millions	Goodwill
Balance as of January 3, 2021	$897
Acquisitions	6,201
Balance as of October 3, 2021	$7,098

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in Q2 2021, noting no impairment.

5. DEBT
Summary of Term Debt Obligations

In millions	October 3, 2021
Principal amount of 2031 Term Notes outstanding	$500
Principal amount of 2023 Term Notes outstanding	500
Unamortized discounts and debt issuance costs	(7)
Net carrying amount of term notes	993
Less: current portion	—
Term notes, non-current	$993
Fair value of term notes outstanding (Level 2)	$1,008

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

Interest expense recognized on the Term Notes was $4 million and $9 million during Q3 2021 and YTD 2021, respectively, which included amortization of debt discounts and issuance costs.

Summary of Convertible Debt Obligations

In millions	October 3, 2021	January 3, 2021
Principal amount of 2023 Convertible Senior Notes outstanding	$750	$750
Principal amount of 2021 Convertible Senior Notes outstanding	—	517
Unamortized discount of liability component of convertible senior notes	(56)	(83)
Net carrying amount of liability component of convertible senior notes	694	1,184
Less: current portion	—	(511)
Convertible senior notes, non-current	$694	$673
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$126	$213
Fair value of convertible senior notes outstanding (Level 2)	$869	$1,595
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	1.9 years	2.4 years

Interest expense recognized on the Convertible Senior Notes, which included amortization of debt discounts and issuance costs, was $7 million and $28 million during Q3 2021 and YTD 2021, respectively, and $11 million and $33 million during Q3 2020 and YTD 2020, respectively.

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

The 2023 Convertible Notes were not convertible as of October 3, 2021 and had no dilutive impact during YTD 2021. If the notes were converted as of October 3, 2021, the if-converted value would not exceed the principal amount.

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

As of October 3, 2021, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

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

6. STOCKHOLDERS’ EQUITY
As of October 3, 2021, approximately 3.4 million shares remained available for future grants under the 2015 Stock Plan.

Restricted Stock

Restricted stock activity was as follows:

	Restricted Stock Units (RSU)(1)	Performance Stock Units (PSU)(2)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 3, 2021	1,721	—	$313.35	—
Awarded	183	424	$464.17	$475.77
Vested	(92)	—	$274.12	—
Cancelled	(206)	(34)	$316.92	$475.77
Outstanding at October 3, 2021	1,606	390	$332.36	$475.77
_____________
(1)In connection with the GRAIL acquisition, replacement awards of 59,000 RSUs were awarded to GRAIL employees.
(2)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

Stock Options

Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options(1)	Weighted-Average Exercise Price
Outstanding at January 3, 2021	10	$59.11	—	—
Granted	—	—	48	$86.73
Exercised	(2)	$20.06	(1)	$83.02
Outstanding at October 3, 2021	8	$65.58	47	$86.89
_____________
(1)In connection with the GRAIL acquisition, we issued performance stock options. The number of units reflect awards that have been granted and for which it is assumed to be probable that the underlying performance goals will be achieved.

As of October 3, 2021, all outstanding options were exercisable and no outstanding performance stock options were exercisable.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2021, approximately 0.2 million shares were issued under the ESPP. As of October 3, 2021, there were approximately 13.1 million shares available for issuance under the ESPP.

Share Repurchases

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We did not repurchase any shares during YTD 2021. Authorizations to repurchase approximately $15 million of our common stock remained available as of October 3, 2021.

Share-based Compensation

Share-based compensation expense reported in our condensed consolidated statements of income was as follows:

In millions	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Cost of product revenue	$7	$6	$22	$13
Cost of service and other revenue	1	1	3	3
Research and development	193	21	243	48
Selling, general and administrative	496	33	576	52
Share-based compensation expense before taxes	697	61	844	116
Related income tax benefits	(29)	(12)	(57)	(27)
Share-based compensation expense, net of taxes	$668	$49	$787	$89

In connection with the acquisition of GRAIL, we recognized share-based compensation expense of $615 million in Q3 2021 related to the fair value of accelerated equity awards attributable to the post-combination period, of which $167 million was recorded in research and development expense and $448 million in selling, general and administrative expense. We also recognized $6 million of expense in Q3 2021 related to the replacement awards.

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

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during YTD 2021 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.06% - 0.12%
Expected volatility	37% - 47%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$134.47

As of October 3, 2021, approximately $511 million of total unrecognized compensation cost related to restricted stock, performance stock options and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.0 years.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	October 3, 2021	January 3, 2021
Trade accounts receivable, gross	$607	$491
Allowance for credit losses	(3)	(4)
Total accounts receivable, net	$604	$487

Inventory

In millions	October 3, 2021	January 3, 2021
Raw materials	$89	$106
Work in process	286	244
Finished goods	26	22
Total inventory	$401	$372

Accrued Liabilities

In millions	October 3, 2021	January 3, 2021
Contract liabilities, current portion	$198	$186
Accrued compensation expenses	184	153
Accrued taxes payable	77	68
Operating lease liabilities, current portion	66	51
Contingent consideration liabilities	16	—
Other, including warranties (a)	125	83
Total accrued liabilities	$666	$541

(a) Changes in the reserve for product warranties were as follows:

In millions	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Balance at beginning of period	$16	$10	$13	$14
Additions charged to cost of product revenue	5	6	20	11
Repairs and replacements	(6)	(6)	(18)	(15)
Balance at end of period	$15	$10	$15	$10

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

We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of October 3, 2021, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of October 3, 2021 and January 3, 2021, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $429 million and $405 million, respectively.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other income, net. As of October 3, 2021, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of October 3, 2021 and January 3, 2021, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $421 million and $305 million, respectively.

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

Acquisition of GRAIL

On March 30, 2021, the Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021, and live testimony concluded on September 24, 2021. Post-trial briefing deadlines have not yet been scheduled. We intend to vigorously defend the FTC action.

On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. The date of our hearing before the General Court has not yet been set. We intend to vigorously challenge the European Commission’s assertion of jurisdiction. See the risk factor “Our acquisition of GRAIL remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union” described in “Risk Factors” for discussion of the risks associated with these proceedings.

BGI Genomics Co. Ltd. and its Affiliates

We are involved in lawsuits against BGI Genomics Co. Ltd (BGI) and its affiliates, including Complete Genomics, Inc. (CGI), in the United States and elsewhere.

On June 27, 2019, we filed suit against BGI in the United States District Court for the Northern District of California, alleging that certain BGI sequencing products infringe our U.S. Patent No. 7,566,537 (‘537 patent) and U.S. Patent No. 9,410,200 (‘200 patent). BGI has denied our claims and has counterclaimed that our technology infringes U.S. Patent No. 9,944,984 (‘984 patent). We deny their allegations. On February 27, 2020, we filed a second patent infringement suit against BGI in the United States District Court for the Northern District of California alleging that BGI sequencing products infringed U.S. Patent 7,771,973 (‘973 patent), U.S. Patent 7,541,444 (‘444 patent), and U.S. Patent 10,480,025 (‘025 patent). On June 15, 2020, the Court granted our motions requesting preliminary injunctions against BGI, finding that our patents were likely valid and infringed by BGI’s chemistries. The injunction prohibits the sale of BGI’s sequencers and sequencing reagents in the US. On December 9, 2020, BGI filed a motion to amend its answer to our second suit to include allegations that the ‘444 and ‘937 patents are unenforceable under the doctrine of unequitable conduct; we deny BGI’s allegations. As of April 12, 2021, BGI is seeking approximately $54 million in alleged damages and an ongoing royalty of 3.6% on sales of the accused products by us in the United States until the ‘984 patent expires on June 13, 2026. We deny that we owe any damages or ongoing royalty. On August 27, 2021, and September 9, 2021, the Court issued its decisions on the summary judgment motions: (i) the Court granted our motion for summary judgment that we do not infringe BGI’s ‘984 patent; (ii) the Court granted our motion for summary judgment that our ‘444 and ‘973 patents are not unenforceable; (iii) the Court granted our motion for summary judgment that BGI’s standard MPS products infringe all of our patents-in-suit: (iv) the Court granted our motion for summary judgment that BGI’s “Cool MPS” sequencing products infringe the ‘973 and ‘444 patents, and granted BGI’s motion for summary judgment that BGI’s “Cool MPS” sequencing products do not infringe the ‘025 patent; and (v) the Court denied BGI’s motion for summary judgment that our ‘973 patent is invalid for lack of written description and enablement. Trial is scheduled to begin November 15, 2021, on the remaining issues, including BGI’s allegation that our patents are invalid for obviousness, and our claims against BGI for damages and willful infringement.

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

On May 28, 2019, CGI filed suit against us in the United States District Court for the District of Delaware alleging that our two-channel sequencing systems, including the NovaSeq, NextSeq, and MiniSeq systems, infringe certain claims of U.S. Patent No. 9,222,132. We have denied CGI’s allegations and have counterclaimed for infringement by CGI, BGI Americas Corp., and MGI Americas, Inc. of U.S. Patent No. 9,303,290, U.S. Patent No. 9,217,178, and U.S. Patent No. 9,970,055. On August 15, 2019, CGI filed a motion to dismiss our counterclaims. On August 29, 2019, we filed our Opposition to the Motion to Dismiss. The Court denied and granted the motion in part, denying the motion as to our claims for inducing infringement and granting it for contributory infringement. The Court gave us leave to file an amended complaint to attempt to cure the alleged deficiencies as to contributory infringement. On July 1, 2020, CGI amended its complaint to add claims of infringement of U.S. Patent No. 10,662,473 by our two-channel sequencing systems. We deny these allegations. As of May 12, 2021, CGI is seeking $225 million in alleged past damages and an average ongoing royalty of 5.5% on sales of the accused two-channel sequencing instruments and chemistry in the U.S. until the patents-in-suit expire on January 28, 2029. We deny that we owe any damages or ongoing royalty. On October 22, 2021, pursuant to the Court’s local rules, the Company sought leave to file a motion for summary judgment of non-infringement of the CGI patents-in-suit. CGI sought leave to file a motion for summary judgment against the Company’s invalidity defense based on prior invention. We are awaiting decisions by the Court. Trial is scheduled to begin April 18, 2022.

We will continue to pursue our claims against BGI and CGI, and vigorously defend against BGI’s and CGI’s claims. We currently cannot estimate any possible loss or range of loss that may result from BGI’s and CGI’s claims against us.

9. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.

The effective tax rates for Q3 2021 and YTD 2021 were 24.7% and 18.6%, respectively. The variance from the U.S. federal statutory tax rate of 21% in Q3 2021 was primarily attributable to discrete tax expense related to GRAIL Continuation Payments and prior year tax adjustments. Due to the acquisition of GRAIL, the tax treatment of the GRAIL Continuation Payments changed from what was recorded in prior quarters, which resulted in a discrete tax expense being recorded for Q3 2021. The variance from the U.S. federal statutory tax rate of 21% in Q3 2021 was also attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

In YTD 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by the discrete tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested, and discrete tax expense due to prior year tax adjustments.

10. SEGMENT INFORMATION
We have two reportable segments, Core Illumina and GRAIL, as described below. We report segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenue and income (loss) from operations. We do not allocate expenses between segments.

On August 18, 2021, we acquired GRAIL in a business combination and it operates as a separate reportable segment. We have included the results of operations of GRAIL in our condensed consolidated statements of operations from the date of acquisition. See note “4. Business Combinations” for further details. Core Illumina sells products and provides services to GRAIL, and vice versa, in accordance with contractual agreements between the entities.

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of GRAIL.

GRAIL:

GRAIL is a healthcare company focused on early detection of multiple cancers.

The following table presents the operating performance of each reportable segment:

In millions	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Revenue:
Core Illumina	$1,106	$794	$3,325	$2,286
GRAIL	2	—	2	—
Consolidated revenue	$1,108	$794	$3,327	$2,286

Depreciation and amortization:
Core Illumina	$51	$46	$148	$137
GRAIL	14	—	14	—
Consolidated depreciation and amortization	$65	$46	$162	$137

Income (loss) from operations:
Core Illumina	$205	$162	$586	$447
GRAIL	(750)	—	(750)	—
Consolidated (loss) income from operations	$(545)	$162	$(164)	$447

Other income, net relates to Core Illumina and we do not allocate income taxes to our segments.

The following table presents the total assets of each reportable segment:

In millions	October 3, 2021	January 3, 2021
Core Illumina	$5,794	$7,585
GRAIL	9,270	—
Elimination of intersegment assets	(1)	—
Consolidated total assets	$15,063	$7,585

The following table presents net long-lived assets, consisting of property and equipment and operating lease right-of-use assets, by region:

In millions	October 3, 2021	January 3, 2021
United States	$1,300	$1,134
Singapore	204	150
United Kingdom	138	141
Other countries	43	29
Total net long-lived assets	$1,685	$1,454

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

Our discussion of our results of operations, financial condition, and cash flow for Q3 2020 and YTD 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended September 27, 2020.

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

On August 18, 2021, we completed our acquisition of GRAIL, a healthcare company focused on life-saving early detection of multiple cancers. GRAIL’s Galleri blood test detects more than 50 different cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The results of operations of GRAIL have been included in our condensed consolidated financial statements from the date of acquisition. The acquisition is subject to ongoing legal proceedings and pending the European Commission’s ongoing merger review. We will hold GRAIL as a separate company during the European Commission’s ongoing merger review. See note “4. Business Combinations” and note “8. Legal Proceedings” for further details.

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

Financial highlights for YTD 2021 included the following:

•Revenue increased 46% in YTD 2021 to $3,327 million compared to $2,286 million in YTD 2020 primarily due to growth in sequencing consumables and instruments, as our customers experience a broader recovery from the COVID-19 pandemic, as well as increases in service and other revenue. We expect our revenue to grow in 2021 compared to 2020.

•Gross profit as a percentage of revenue (gross margin) was 70.2% in YTD 2021 compared to 68.8% in YTD 2020. The increase in gross margin was driven primarily by higher revenue, which generated increased fixed cost leverage, partially offset by less favorable product mix. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.

•(Loss) income from operations as a percentage of revenue was (5.0)% in YTD 2021 compared to 19.6% in YTD 2020. The decrease was primarily due to share-based compensation expense recorded in Q3 2021 related to the acceleration of outstanding equity awards as part of the GRAIL acquisition and an increase in performance-based compensation. We expect our operating expenses to continue to grow on an absolute basis in 2021.

•Our effective tax rate was 18.6% in YTD 2021 compared to 28.4% in YTD 2020. In YTD 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by the discrete tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested, and discrete tax expense due to prior year tax adjustments.

•We ended Q3 2021 with cash, cash equivalents, and short-term investments totaling $1.3 billion as of October 3, 2021, of which approximately $532 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue(1).

	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Revenue:
Product revenue	88.3%	85.1%	87.3%	83.3%
Service and other revenue	11.7	14.9	12.7	16.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	23.8	26.4	23.5	23.4
Cost of service and other revenue	5.1	6.5	5.4	6.9
Amortization of acquired intangible assets	1.6	0.9	0.9	0.9
Total cost of revenue	30.5	33.8	29.8	31.2
Gross profit	69.5	66.2	70.2	68.8
Operating expense:
Research and development	39.4	21.6	25.1	21.1
Selling, general and administrative	79.3	24.2	50.1	28.1
Total operating expense	118.7	45.8	75.2	49.2
(Loss) income from operations	(49.2)	20.4	(5.0)	19.6
Other income (expense):
Interest income	—	0.6	—	1.1
Interest expense	(1.3)	(1.5)	(1.5)	(1.4)
Other income, net	88.4	7.5	30.4	5.1
Total other income, net	87.1	6.6	28.9	4.8
Income before income taxes	37.9	27.0	23.9	24.4
Provision for income taxes	9.3	4.5	4.4	6.9
Net income	28.6%	22.5%	19.5%	17.5%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q3 2021	Q3 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Consumables	$794	$562	$232	41%	$2,347	$1,618	$729	45%
Instruments	184	114	70	61	556	286	270	94
Total product revenue	978	676	302	45	2,903	1,904	999	52
Service and other revenue	130	118	12	10	424	382	42	11
Total revenue	$1,108	$794	$314	40%	$3,327	$2,286	$1,041	46%

Service and other revenue primarily consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements, as well as cancer detection services related to the GRAIL business, which totaled approximately $2 million in Q3 2021 and YTD 2021.

The increases in consumables revenue in Q3 2021 and YTD 2021 were primarily due to increases in sequencing consumables revenue of $223 million and $683 million, respectively, driven primarily by growth in the instrument installed base, as our customers experience a broader recovery from the COVID-19 pandemic. Instruments revenue increased in Q3 2021 and YTD 2021 primarily due to increases in sequencing instruments revenue of $71 million and $268 million, respectively, which were driven primarily by increased shipments of our NovaSeq and NextSeq instruments. Service and other revenue increased in Q3 2021, primarily due to increased revenue from extended maintenance service contracts and sequencing services. Service and other revenue increased in YTD 2021, primarily due to increased revenue from extended maintenance service contracts, a patent litigation settlement in Q2 2021, and sequencing services, partially offset by a decrease in development and licensing agreements.

Gross Margin

Dollars in millions	Q3 2021	Q3 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Gross profit:
Core Illumina	$781	$526	$255	48%	$2,348	$1,573	$775	49%
GRAIL	(11)	—	(11)	100	(11)	—	(11)	100
Total gross profit	$770	$526	$244	46%	$2,337	$1,573	$764	49%

Gross margin:
Core Illumina	70.7%	66.2%			70.6%	68.8%
GRAIL	*	—			*	—
Consolidated gross margin	69.5%	66.2%			70.2%	68.8%
_____________
*Not meaningful.

Core Illumina gross margin increases in Q3 2021 and YTD 2021 were driven primarily by higher revenue, which generated increased fixed cost leverage, partially offset by less favorable product mix. The increase in YTD 2021 was also driven by increased revenue from a patent litigation settlement in Q2 2021.

GRAIL gross margin, for the period subsequent to the acquisition, primarily included amortization of intangible assets of $12 million.

Operating Expense

Dollars in millions	Q3 2021	Q3 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Research and development:
Core Illumina	$212	$172	$40	23%	$611	$483	$128	27%
GRAIL	224	—	224	100	224	—	224	100
Total research and development	$436	$172	$264	153%	$835	$483	$352	73%

Selling, general and administrative:
Core Illumina	$365	$192	$173	90%	$1,152	$643	$509	79%
GRAIL	514	—	514	100	514	—	514	100
Total selling, general and administrative	879	192	687	358	1,666	643	1,023	159
Total operating expense	$1,315	$364	$951	261%	$2,501	$1,126	$1,375	122%

Core Illumina R&D expense increased by $40 million, or 23%, in Q3 2021 and by $128 million, or 27%, in YTD 2021 primarily due to increases in headcount, as we continue to invest in the research and development of new products and enhancements to existing products, and an increase in performance-based compensation.

GRAIL R&D expense, for the period subsequent to the acquisition, consisted primarily of $167 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation costs related to the acquisition, and expenses related to headcount and clinical trials.

Core Illumina SG&A expense increased by $173 million, or 90%, in Q3 2021 primarily due to expenses related to our acquisition of GRAIL, including a $35 million Continuation Payment paid to GRAIL prior to the close of the acquisition, and increases in headcount, performance-based compensation, and outside services. Core Illumina SG&A expense increased by $509 million, or 79%, in YTD 2021, primarily due to expenses related to our acquisition of GRAIL, including $245 million in Continuation Payments paid to GRAIL prior to the close of the acquisition, and increases in headcount, performance-based compensation, and outside services, partially offset by expenses for fees and other payments to PacBio of $92 million in Q1 2020.

GRAIL SG&A expense, for the period subsequent to the acquisition, consisted primarily of $448 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation and transaction costs related to the acquisition, and expenses related to headcount.

Other Income, Net

Dollars in millions	Q3 2021	Q3 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Interest income	$—	$5	$(5)	(100)%	$—	$26	$(26)	(100)%
Interest expense	(14)	(11)	(3)	27	(48)	(33)	(15)	45
Other income, net	979	59	920	1,559	1,010	117	893	763
Total other income, net	$965	$53	$912	1,721%	$962	$110	$852	775%

Total other income, net relates to the Core Illumina segment. Interest income decreased in Q3 2021 and YTD 2021 as a result of selling all of our available-for-sale debt securities in Q1 2021. Interest expense consists primarily of accretion of discount on our convertible senior notes. The increases in Q3 2021 and YTD 2021 relate to accrued interest on our Term Notes. The increase in YTD 2021 interest expense also relates to amortization of debt issuance costs on our Bridge Facility, which we terminated in Q1 2021. The increases in other income, net, in Q3 2021 and YTD 2021 were primarily due to the gain of $900 million from our previously held investment in GRAIL as part of the acquisition, fair value adjustments to our Helix contingent value right, and a $26 million gain recorded on our derivative assets related to the terminated PacBio acquisition in Q1 2021. The increase in YTD 2021 was partially offset by lower unrealized gains on marketable equity securities compared to YTD 2020.

Provision for Income Taxes

Dollars in millions	Q3 2021	Q3 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Income before income taxes	$420	$215	$205	95%	$798	$557	$241	43%
Provision for income taxes	103	36	67	186	148	158	(10)	(6)
Net income	$317	$179	$138	77%	$650	$399	$251	63%
Effective tax rate	24.7%	16.8%			18.6%	28.4%

Our effective tax rate was 24.7% in Q3 2021 compared to 16.8% in Q3 2020. The variance from the U.S. federal statutory tax rate of 21% in Q3 2021 was primarily attributable to discrete tax expense related to GRAIL Continuation Payments and prior year tax adjustments. Due to the acquisition of GRAIL, the tax treatment of the GRAIL Continuation Payments changed from what was recorded in prior quarters, which resulted in a discrete tax expense being recorded for Q3 2021. The variance from the U.S. federal statutory tax rate of 21% in Q3 2021 was also attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. In Q3 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, and discrete tax benefits due to prior year tax adjustments and uncertain tax positions.

Our effective tax rate was 18.6% in YTD 2021 compared to 28.4% in YTD 2020. In YTD 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. This was partially offset by the discrete tax expense on certain foreign subsidiary earnings that are no longer indefinitely reinvested, and discrete tax expense due to prior year tax adjustments. In YTD 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, discrete tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, and tax benefits related to share-based compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 3, 2021, we had approximately $1.1 billion in cash and cash equivalents, of which approximately $532 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $0.7 billion from January 3, 2021, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. During YTD 2021, we sold all of our available-for-sale debt securities and a portion of our marketable equity securities to fund the GRAIL acquisition. As of October 3, 2021, we had $185 million remaining in short-term investments.

On August 18, 2021, we acquired GRAIL for total cash and other consideration of $9.8 billion, which included cash of $2.9 billion and $762 million in fair value of contingent consideration in the form of a contingent value right. As of October 3, 2021, the fair value of the contingent consideration was $754 million. The cash consideration was funded using existing cash of both Illumina and GRAIL, including the $1 billion in capital raised in Q1 2021 through the issuance of term debt. The contingent value rights entitle the holders to receive future payments representing a pro rata portion of certain revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Prior to the acquisition, we were required to make monthly Continuation Payments to GRAIL of $35 million through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made a Continuation Payment to GRAIL totaling $35 million in Q3 2021. Subsequent to the acquisition, we did not make any additional monthly payments.

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

On March 8, 2021, we obtained a Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of October 3, 2021, there were no borrowings outstanding under the Credit Facility.

Our 2021 Convertible Notes matured on June 15, 2021, by which time the $517 million in principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock. Our convertible senior notes due in 2023 were not convertible as of October 3, 2021.

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

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $15 million of our common stock remained available as of October 3, 2021. We do not intend to make any share repurchases during fiscal year 2021.

We had $23 million and up to $122 million, respectively, remaining in our capital commitments to two venture capital investment funds as of October 3, 2021 that are callable through April 2026 and July 2029, respectively.

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

Cash Flow Summary

In millions	YTD 2021	YTD 2020
Net cash provided by operating activities	$263	$674
Net cash used in investing activities	(1,069)	(520)
Net cash provided by (used in) financing activities	78	(435)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net decrease in cash and cash equivalents	$(730)	$(281)

Operating Activities

Net cash provided by operating activities in YTD 2021 primarily consisted of net income of $650 million less net adjustments of $220 million and net changes in operating assets and liabilities of $167 million. The primary adjustments to net income included a gain on our previously held investment in GRAIL of $900 million, deferred income taxes of $81 million, a gain on our Helix contingent value right of $30 million, and a gain on derivative assets related to a terminated acquisition of $26 million, partially offset by share-based compensation of $656 million, depreciation and amortization expenses of $162 million, and accretion of debt discount on convertible senior notes of $26 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in accounts receivable, other assets, prepaid expenses, and inventory and a decrease in accounts payable, partially offset by an increase in accrued liabilities.

Investing Activities

Net cash used in investing activities totaled $1,069 million in YTD 2021. We paid net $2,444 million for acquisitions, invested $138 million in capital expenditures, primarily associated with our investment in facilities, purchased $77 million of available-for-sale debt securities, and purchased $44 million of strategic investments during the period. We received $1,362 million related to maturities and sales of our available-for-sale debt securities during the period, $220 million for sales of strategic investments and $52 million from PacBio for repayment of Continuation Advances.

Financing Activities

Net cash provided by financing activities totaled $78 million in YTD 2021. We received $988 million in net proceeds from the issuance of debt and $59 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options. We made payments on our convertible senior notes due in 2021 of $517 million and used $452 million to pay taxes related to net share settlement of equity awards, of which $419 million was for taxes paid for the common stock issued related to the GRAIL acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. For our policy on business combinations, see the significant accounting policies under note “1. Organization and Significant Accounting Policies”. There were no other material changes to our critical accounting policies and estimates during YTD 2021.

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

During Q3 2021, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

LEGAL PROCEEDINGS

See discussion of legal proceedings in note “8. Legal Proceedings” in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

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

Our acquisition of GRAIL remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union. Adverse decisions by the EU General Court, the European Commission, the FTC and/or other governmental or regulatory authorities and/or other adverse consequences resulting from our decision to proceed with the completion of the acquisition, could result in significant financial penalties, operational restrictions, increased costs or loss of revenues or require us to divest all or a portion of the assets or equity interests of GRAIL on terms that are materially worse than the terms on which we acquired GRAIL, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation.

As previously disclosed, on March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in the administrative court on April 13, 2021, and the administrative trial commenced on August 24, 2021. At the effective time of the mergers, no legal prohibition on the consummation of the Acquisition was in effect in the United States. We intend to vigorously defend against the FTC’s action.

As previously disclosed, on April 19, 2021, the European Commission accepted a request for referral of the Acquisition (the Referral) for European Union merger review under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation), which had been submitted by a Member State of the European Union. The European Commission had previously notified us asserting that as a result of the Referral, pursuant to Article 22(4) of the EU Merger Regulation, we were prohibited from implementing the Acquisition (i) until the European Commission clears the Acquisition under the EU Merger Regulation or (ii) until the European Commission refuses the Referral, and therefore the European Commission’s acceptance of the Referral continued the purported standstill on the completion of the Acquisition until such time as the European Commission completes its review and approves the Acquisition. On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s decision asserting jurisdiction to review the Acquisition under Article 22 of the EU Merger Regulation, as the Acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. The date of the hearing before the EU General Court has not yet been set. We intend to vigorously challenge the European Commission’s assertion of jurisdiction to review the Acquisition.

As previously disclosed, on July 22, 2021, the European Commission announced it had initiated a Phase II review of the Acquisition. The duration of the Phase II review cannot be foreseen with certainty. As of the completion of the Acquisition, the European Commission’s purported standstill on such completion, the validity and appropriateness of which we are challenging, had not been suspended or overturned. We continue to work with the European Commission on its review and had voluntarily offered to enter into a hold separate arrangement with the European Commission with respect to GRAIL and its operations pending the resolution of the action in the EU General Court and/or completion of the European Commission’s review. On October 29, 2021, the European Commission adopted an order imposing interim measures r (the Interim Measures Order), which provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we *appoint an independent firm as monitoring trustee to monitor our compliance with the Interim Measures Order. Such hold separate arrangement, and our obligations pursuant thereto, may be burdensome to implement and administer, and will likely require us to incur additional costs and/or liabilities, any or all of which could result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Further, our failure to comply with the terms of the Interim Measures Order may result in the European Commission seeking to impose fines or other penalties on us.

As a result of our decision to proceed with the completion of the Acquisition during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues. In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We intend to vigorously defend against any such fines, penalties, remedies or restrictions, but we cannot predict the scope or severity thereof or the outcome of any related proceedings. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future acquisitions and/or divestitures may result from our decision to proceed with the completion of the Acquisition. We will hold the assets or equity interests of GRAIL separate for some period of time, and such delay in integration may materially and adversely affect the synergies and other benefits we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

None during the quarterly period ended October 3, 2021.

Unregistered Sales of Equity Securities

None during the quarterly period ended October 3, 2021.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.1	Contingent Value Rights Agreement by and among Illumina, Inc., Computeshare Trust Company, N.A., as Trustee and Shareholder Representative Services LLC dated as of August 18, 2021	8-K	001-35406	4.1	8/18/2021
10.1+	Form of Insurance Matters Agreement					X

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

__________________________________
+ Management contract or corporate plan or arrangement
* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	November 4, 2021	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer