Form 10-K
period 2022-01-02
ILLUMINA, INC.
filed 2022-02-18
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of February 11, 2022, there were 157.0 million shares (excluding 39.7 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of July 4, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The NASDAQ Global Select Market on July 2, 2021 (the last trading day before July 4, 2021), was $60.2 billion. This amount excludes an aggregate of approximately 20.0 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2022

See “Form 10-K Cross-Reference Index” within Other Key Information for a cross-reference to the parts and items requirements of the Securities and Exchange Commission Annual Report on Form 10-K.

Consideration Regarding Forward-Looking Statements
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
•the interim measures order imposed by the European Commission, its duration and impact on Illumina and GRAIL, and the appointment of a monitoring trustee to monitor our compliance with such order;
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
•the interim measures order imposed by the European Commission, and its duration and impact on Illumina and GRAIL, which impact may include material and adverse effects on synergies and other benefits we expect to achieve as a result of the acquisition of GRAIL, additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations;
•our compliance with the terms of the interim measures order, which is monitored by an appointed monitoring trustee, and which is burdensome to implement and administer, and the risk that the European Commission could impose or seek to impose fines and other penalties for alleged noncompliance with such terms;
•the assumptions underlying our critical accounting policies and estimates;
•our assessments and estimates that determine our effective tax rate;
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and
•other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business and Market Information section of this report, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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
_______________________________________

24sure, Ampligase, Assign, BaseSpace, BlueBee, BlueFish, BlueFuse, BlueGnome, Clarity LIMS, CSPro, CytoSeq, COVIDSeq, DesignStudio, DRAGEN, Durascript, Enancio SAS, Genetic Energy, GenomeStudio, Globin-Zero, GoldenGate, HiSeq, iSeq, iHope, Illumina, Illumina Propel Certified, IllumiNotes, Infinium, iScan, iSelect, MiniSeq, MiSeq, MiSeqDx, NextBio, Nextera, NextSeq, NovaSeq, Powered by Illumina, Ribo-Zero, SeqMonitor, SureCell, TruGenome, TruSeq, TruSight, Understand Your Genome, UYG, Verifi, Verinata, Verinata Health, VeriSeq, the pumpkin orange color, and the Genetic Energy streaming bases design are trademarks or registered trademarks of Illumina, Inc.

“GRAIL,” the GRAIL logos, and other trade names, trademarks, or service marks of GRAIL are the property of GRAIL. The “Galleri” mark and logo are registered in the United States. Applications to register the “Galleri” mark and logo and some of GRAIL’s applications to register the “GRAIL” mark and the logos associated with GRAIL in other countries are pending.
_______________________________________

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.
_______________________________________

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2021, 2020, and 2019 refer to fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Fiscal years 2021 and 2019 were both 52 weeks, and fiscal year 2020 was 53 weeks.

BUSINESS & MARKET INFORMATION

BUSINESS OVERVIEW

We are a global leader in sequencing- and array-based solutions for genetic and genomic analysis. Our products and services serve customers in a wide range of markets, enabling the adoption of genomic solutions in research and clinical settings. We were incorporated in California in April 1998 and reincorporated in Delaware in July 2000. Our principal executive offices are located at 5200 Illumina Way, San Diego, California 92122. Our telephone number is (858) 202-4500.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing (NGS) based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The results of operations of GRAIL have been included in our consolidated financial statements from the date of acquisition. The acquisition is subject to ongoing legal proceedings and pending the European Commission’s ongoing merger review. GRAIL is currently being held and operated as a separate company, with oversight provided by an appointed, independent monitoring trustee during the European Commission’s ongoing merger review. See note “4. Acquisitions, Goodwill and Intangible Assets” and note “8. Legal Proceedings” for further details.

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

Life Sciences

Historically, our core business has been in the life sciences research market. This includes laboratories associated with universities, research centers, and government institutions, along with biotechnology and pharmaceutical companies. Researchers at these institutions use our products and services for basic and translational research across a spectrum of scientific applications, including targeted, exome, and whole-genome sequencing; genetic variation; gene expression; epigenetics; and metagenomics. NGS technologies are being adopted due to their ability to cost-effectively sequence large sample sizes quickly and accurately, generating vast amounts of high-quality data. Both private and public funding drive this research, along with global initiatives to characterize genetic variation.

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

Cancer is a disease of the genome, and the goal of cancer genomics is to identify genomic changes that transform a normal cell into a cancerous one. Understanding these genomic changes will improve diagnostic accuracy, increase understanding of the prognosis, and enable oncologists to target therapies to individuals. Customers in the translational and clinical oncology markets use our products to perform research that may help identify individuals who are genetically predisposed to cancer and to identify molecular changes in a tumor. We believe that circulating tumor DNA (ctDNA) will become an important clinical tool for managing oncology patients during all stages of tumor progression. Our technology is being used to research the implications of ctDNA in treatment determination, treatment monitoring, minimal residual disease, and asymptomatic screening. For example, GRAIL’s Galleri blood test for early-stage cancer detection is enabled by our sequencing technology.

Our Principal Products, Services, and Technologies

Our unique technology platforms support the scale of experimentation necessary for population-scale studies, genome-wide discovery, target selection, and validation studies (see Figure 1 below). Customers use our products to analyze the genome at all levels of complexity, from targeted panels to whole-genome sequencing. A large and dynamic Illumina user community has published hundreds of thousands of customer-authored scientific papers using our technologies. Through rapid innovation, we are changing the economics of genetic research, enabling projects that were previously considered impossible, and supporting clinical advances towards precision medicine.

Most of our product sales consist of instruments and consumables, which include reagents, flow cells, and microarrays, based on our proprietary technologies. We also perform various services for our customers. In 2021, 2020, and 2019, instrument sales represented 17%, 13%, and 15%, respectively, of total revenue; consumable sales represented 71%, 71%, and 68%, respectively, of total revenue; and services represented 12%, 16%, and 17%, respectively, of total revenue.

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

Illumina informatics products play a critical role in supporting our sequencing applications and customers’ needs across a range of activities, including sample preparation, instrument control & management, and post-run analysis.

Our BaseSpace Informatics Suite integrates directly with our sequencing instruments, allowing customers to manage their biological sample and sequencing runs, process and analyze the raw genomic data, and derive meaningful results. It facilitates data sharing, provides data-storage solutions and streamlines analysis through a growing number of applications developed by us and the bioinformatics community. Our DRAGEN Bio-IT Platform is used for secondary analysis and analyzes sequencing data from a variety of experiment types, including whole genomes, whole exomes, germline and somatic datasets, and RNA sequencing experiments with industry leading accuracy, speed and efficiency. Additionally, Illumina Connected Analytics is an integrated bioinformatics solution that provides a comprehensive, private, cloud-based data platform that empowers customers to manage, analyze, and explore large volumes of multi-omic data in a secure, scalable, and flexible environment.

In 2021, 2020, and 2019, total sequencing revenue comprised 91%, 89%, and 87%, respectively, of total revenue.

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

In 2021, 2020, and 2019, total array revenue comprised 9%, 11%, and 13%, respectively, of total revenue.

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

GRAIL

GRAIL’s multi-cancer early detection test, Galleri, is designed as a screening test for adults with an elevated risk for cancer, such as those aged 50 or older, and was commercially launched in 2021 as a laboratory developed test.

Intellectual Property

We have an extensive intellectual property portfolio. As of January 18, 2022, excluding GRAIL, we owned or had exclusive licenses to 1,019 issued U.S. patents and 789 pending U.S. patent applications, including 43 allowed applications that have not yet issued as patents. Our issued and pending patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, software, bioinformatics, and chemical-detection technologies, and have terms that expire between 2022 and 2042. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

GRAIL owns certain patent applications and intellectual property and exclusively licenses certain patents, patent applications, and other intellectual property from third parties. GRAIL’s patent portfolio broadly relates to methods, techniques and chemistry used to generate and analyze data using its proprietary bioinformatics and classifiers, including, for example, cfNA sequencing, marker panels, methylation signatures, bioinformatics techniques and biologically directed machine learning classifiers, which are incorporated into GRAIL’s products. As of January 3, 2022, GRAIL has exclusive licenses to more than 400 issued or granted patents and more than 190 pending patent applications globally, including 36 issued U.S. patents. GRAIL also owns or co-owns more than 390 pending patent applications globally, including more than 110 pending U.S. non-provisional and provisional patent applications. GRAIL’s patent portfolio includes patents and patent applications related to sequencing, library preparation and enrichment, marker panels, methylation profiling, and bioinformatic techniques and classifiers. GRAIL’s licensed patents and patent applications will begin to expire in 2028. The patent applications that GRAIL owns, if issued as patents, would be expected to expire at the earliest in 2037.

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

Research and development expense in 2021, 2020, and 2019 was $1,185 million, $682 million, and $647 million, respectively. We expect research and development expense to increase during 2022 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We expect to continue increasing our sales and distribution resources during 2022 and beyond as we launch new products and expand our potential customer base.

Manufacturing

We manufacture sequencing and array platforms and reagent kits. In 2021, we continued to increase our manufacturing capacity, and we expect to increase our manufacturing capacity again in 2022 to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

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

Segment and Geographic Information

We have two reportable segments, Core Illumina and GRAIL, as of January 2, 2022. On August 18, 2021, we acquired GRAIL and it operates as a separate reportable segment. We have included the results of operations of GRAIL in our consolidated statements of operations from the date of acquisition. Core Illumina relates to our core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included Core Illumina and Helix. See note “11. Segments and Geographic Data” within the Consolidated Financial Statements section of this report for further information concerning our reportable segments.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, China, and the Asia-Pacific region. Shipments to customers outside the United States totaled $2,331 million, or 52%, of total revenue, in 2021, compared to $1,584 million, or 49%, and $1,684 million, or 48%, in 2020 and 2019, respectively. We consider the U.S. dollar to be the functional currency of our international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “1. Organization and Significant Accounting Policies” and note “2. Revenue” within the Consolidated Financial Statements section of this report for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $1,035 million and $816 million as of January 2, 2022 and January 3, 2021, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect approximately 89% of our backlog as of January 2, 2022, to be shipped in 2022, approximately 9% in 2023, and the remainder thereafter. Although we generally recognize revenue when control of our products and services is transferred to our customers, some customer contracts might require us to defer revenue recognition beyond the transfer of control.

Properties

The following table summarizes the facilities leased by Core Illumina and GRAIL as of January 2, 2022, including the location and size of each principal facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	1,176,000	Office, Lab, Manufacturing, and Distribution	2025 – 2031
San Francisco Bay Area, CA *	540,000	Office, Lab, and Manufacturing	2024 – 2033
Singapore **	449,000	Office, Lab, Manufacturing, and Distribution	2022 – 2033
Durham, North Carolina *	200,000	Office and Lab	2033
Cambridge, United Kingdom	186,000	Office, Lab, and Manufacturing	2023 – 2039
Madison, WI	133,000	Office, Lab, and Manufacturing	2033
Eindhoven, the Netherlands	90,000	Office and Distribution	2036
China	74,000	Office and Lab	2023 – 2026
Other *	103,000	Office	2022 – 2027
________________
* Includes properties leased by both Core Illumina and GRAIL, except for our location in Durham, North Carolina, which is leased entirely by GRAIL.
** Excludes approximately 151,000 square feet for which the leases do not commence until 2022 and beyond.

Human Capital

To continue as a leader in genomics, we need to harness the world’s best talent and give them the opportunity to thrive. We are committed to attracting, retaining, developing, and supporting our people to enable everyone to fully contribute to our mission and deliver on the transformative power of genomics. Diversity is a competitive advantage that drives innovation in all that we do.

Our key human capital objectives include: nurturing a culture of care; practicing diversity and inclusion in all we do to advance equity and belonging; foster an environment where people feel Illumina is a great place to work for everyone; offer employees the resources and support they need to bring their personal best every day; invest and develop our people to create a deep and diverse pipeline; and steward our employee safety and wellness.

Additional information is included in our annual Corporate Social Responsibility (CSR) Report located on our website at www.illumina.com/csr. Information on our website, including the CSR Report, shall not be deemed incorporated by reference into this Annual Report. Our annual CSR Report is guided by the reporting frameworks of the Global Reporting Initiative (GRI), Sustainable Accounting Standards Board (SASB), and the Task Force for Climate related Financial Disclosures (TCFD).

Core Illumina

As of January 2, 2022, Core Illumina’s global workforce was comprised of approximately 9,100 full time employees, 50 part time employees, and 1,600 temporary employees. The regional representation includes approximately 5,700 employees in the Americas, 1,200 employees in Europe, Middle East, and Africa, and 2,200 employees in Asia-Pacific. Core Illumina’s global voluntary turnover rate for 2021 was 12%. Women comprised 45% of Core Illumina’s global workforce. Based on self-identification data, Core Illumina’s U.S. workforce is comprised of 53% minorities. We plan to disclose additional details on U.S. diversity demographics in our annual CSR Report, which we expect to publish in April 2022.

GRAIL

As of January 2, 2022, GRAIL’s global workforce was comprised of approximately 700 full time employees, the majority of which are based in the Americas, and 300 temporary employees. GRAIL’s global voluntary turnover rate for 2021 was 19%. Women comprised 51% of GRAIL’s global workforce.

Environmental Matters

As a global corporate citizen, we recognize the importance of the environment to a healthy, sustainable future for our business, our patients, and communities. We are committed to the protection of our employees and the environment with an approach to continuously strengthen our environmental stewardship. We believe that we are in material compliance with current applicable laws and regulations. However, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance. In addition, climate change may impact our business by increasing operating costs due to additional regulatory requirements, physical risks to our facilities, energy limitations, and disruptions to our supply chain. These potential risks are accounted for in our business planning, including investment in reducing energy and water consumption, greenhouse gas emissions, and waste production. As part of our climate action plan, we established emission reduction targets in line with a 1.5 degree pathway and had those targets verified by the Sciences Based Target Initiative. In addition, we established Net Zero emission commitments by 2050 in our direct operations and value chain. Additional information is included in our annual CSR Report located on our website at www.Illumina.com/csr.

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

The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such products, which would adversely affect our earnings and competitive position. Many of the products that we are developing are the first of their kind, such as the Galleri test that has been developed by GRAIL. The regulatory approval pathways for such products, like the Galleri test, do not currently exist and therefore have a high degree of uncertainty. Core Illumina and GRAIL are separately collaborating with regulatory bodies to navigate this regulatory landscape.

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

Our products sold as medical devices or IVDs in Europe will be regulated under the In Vitro Diagnostics Directive (98/79/EC). A new regulation, the in vitro Diagnostic Medical Devices Regulation (EU) 2017/746, the IVDR, has been released and will become fully enforceable in May 2022. These regulations include requirements for both presentation and review of performance data and quality-system requirements.

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

To the extent that we fail to introduce new and innovative products, or such products are not accepted in the market or suffer significant delays in development, our financial results may suffer. An inability, for technological or other reasons, to successfully develop and introduce new products on a timely basis could reduce our growth rate or otherwise have an adverse effect on our business.

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

The usefulness of our technologies depends in part upon the availability of genetic data and its usefulness in clinical, research, and consumer applications. We are focusing on markets for analysis of genetic variation or biological function, namely sequencing, genotyping, and gene expression profiling. These markets are relatively new and emerging, and they may not develop as quickly as we anticipate, or reach what we expect to be their full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. In addition, a reduction or delay in research and development budgets and government funding may adversely affect our business. For example, changes in the regulatory environment affecting life sciences and pharmaceutical companies, and budgetary pressures resulting in reduced allocations to government agencies that fund research and development activities, such as the U.S. National Institute of Health, or NIH, could adversely affect our business or results of operations.

The introduction of next-generation sequencing technologies, including ours, has reduced the cost of sequencing by a factor of more than 10,000 and reduced the sequencing time per Gb by a factor of approximately 12,000 over the last 20 years. Consequently, demand for sequencing-related products and services has increased substantially as new applications are enabled and more sequencing is done in connection with existing applications. If, as we expect, the cost of sequencing continues to fall, we cannot be sure that the demand for related products and services will increase at least proportionately as new applications are enabled or more sequencing is done in connection with existing applications. In the future, if demand for our products and services due to lower sequencing costs is less than we expect, our business, financial condition, and results of operations will be adversely affected.

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

Physicians and patients may not order diagnostic tests that we develop, market, sell, or enable such as our prenatal tests or GRAIL’s oncology screening tests, unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests that involve new technologies or provide novel diagnostic information. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on diagnostic product suppliers to reduce their prices. Reimbursement by a payor may depend on a number of factors, including a payor's determination that tests using our technologies are: not experimental or investigational; medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed publications; and included in clinical practice guidelines.
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

An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials due to a catastrophic disaster, infectious disease, or infrastructure failure could adversely affect our business.

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

Many of our manufacturing processes are automated and are controlled by our custom-designed laboratory information management system, LIMS. Additionally, the decoding process in our array manufacturing requires significant network and storage infrastructure. If either our LIMS system or our networks or storage infrastructure were to fail for an extended period of time, our ability to manufacture our products on a timely basis could be adversely impacted and we could be prevented from achieving our expected shipments in any given period.

Risk Relating to COVID-19

We are unable to predict the extent to which the COVID-19 pandemic will adversely impact our business operations and financial performance.

The COVID-19 pandemic has significantly curtailed the movement of people, goods and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and is expected to continue to (1) negatively impact the demand for our products and services, (2) restrict our sales operations, marketing efforts, and customer field support, (3) impede the shipping and delivery of our products to customers (4) disrupt our supply chain, and (5) limit our ability to conduct research and product development and other important business activities. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic. In the U.S. and in most other key markets, most of our employees continue to work remotely, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities, and many may continue to work remotely for an indefinite period of time. Remote working arrangements could impact employees’ productivity and morale. We may incur increased costs and experience delays in sales, purchases, deliveries and other business activities associated with the invocation by customers, suppliers, service providers, and other business partners of contractual provisions they may claim are triggered by the COVID-19 pandemic. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact the fair value of our marketable securities.

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

Risks Related to Acquisitions, Including the Acquisition of GRAIL

Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

As part of our strategy to develop and identify new products, services, and technologies, we have made, and may continue to make, acquisitions of technologies, products, or businesses. Acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could materially and adversely affect our business, financial condition, or results of operations:
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

Our acquisition (the Acquisition) of GRAIL remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union. Adverse decisions by the EU General Court, the European Commission, the FTC and/or other governmental or regulatory authorities and/or other adverse consequences resulting from our decision to proceed with the completion of the acquisition, could result in significant financial penalties, operational restrictions, increased costs or loss of revenues or require us to divest all or a portion of the assets or equity interests of GRAIL on terms that are materially worse than the terms on which we acquired GRAIL, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation.

As previously disclosed, on March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in the administrative court on April 13, 2021, and the administrative trial commenced on August 24, 2021, and live testimony concluded on September 24, 2021. Post-trial briefing deadlines have not yet been scheduled. At the effective time of the mergers, no legal prohibition on the consummation of the Acquisition was in effect in the United States. We intend to vigorously defend against the FTC’s action.

As previously disclosed, on April 19, 2021, the European Commission accepted a request for referral of the Acquisition (the Referral) for European Union merger review under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation), which had been submitted by a Member State of the European Union. The European Commission had previously notified us asserting that as a result of the Referral, pursuant to Article 22(4) of the EU Merger Regulation, we were prohibited from implementing the Acquisition (i) until the European Commission clears the Acquisition under the EU Merger Regulation or (ii) until the European Commission refuses the Referral, and therefore the European Commission’s acceptance of the Referral continued the purported standstill on the completion of the Acquisition until such time as the European Commission completes its review and approves the Acquisition. On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s decision asserting jurisdiction to review the Acquisition under Article 22 of the EU Merger Regulation, as the Acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction, and we await the court’s judgment. We intend to vigorously challenge the European Commission’s assertion of jurisdiction to review the Acquisition.

As previously disclosed, on July 22, 2021, the European Commission announced it had initiated a Phase II review of the Acquisition. The duration of the Phase II review cannot be foreseen with certainty. As of the completion of the Acquisition, the European Commission’s purported standstill on such completion, the validity and appropriateness of which we are challenging, had not been suspended or overturned. We continue to work with the European Commission on its review and had voluntarily offered to enter into a hold separate arrangement with the European Commission with respect to GRAIL and its operations pending the resolution of the action in the EU General Court and/or completion of the European Commission’s review. On October 29, 2021, the European Commission adopted an order imposing interim measures (the Interim Measures Order), which provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we appoint an independent firm as monitoring trustee to monitor our compliance with the Interim Measures Order. An independent monitoring trustee has been appointed. Such hold separate arrangement, and our obligations pursuant thereto, have imposed implementation and administrative processes and additional costs, which may be burdensome to implement and administer, and which we expect to continue for the duration of the hold separate arrangement. Such burdens and additional costs, independently or together with additional burdens, costs, and/or liabilities arising from such arrangement, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations and have an adverse impact on our ability to achieve the anticipated benefits of the Acquisition. Further, our failure to comply with the terms of the Interim Measures Order may result in the European Commission seeking to impose fines or other penalties on us. On December 1, 2021, we filed an action with the EU General Court asking for annulment of the Interim Measures Order. The hearing of that application has been stayed pending the judgment of the EU General Court regarding the European Commission’s assertion of jurisdiction.

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

We are subject to various uncertainties and restrictions while the Acquisition remains subject to ongoing regulatory and legal review and proceedings related thereto, including the Interim Measures Order, that could adversely affect our business, financial condition and results of operations.

During the period in which the Acquisition remains subject to ongoing regulatory and legal review and proceedings related thereto, it is possible that customers, suppliers, commercial partners and/or other persons with whom we have a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with us because of the Acquisition or the various uncertainties related to the ongoing review of the Acquisition, other legal and regulatory proceedings, and/or the hold separate arrangement required by the European Commission’s Interim Measures Order, which could significantly reduce the expected benefits of the Acquisition and/or negatively affect our revenues, earnings and cash flows, and the market price of our common stock, regardless of the ultimate outcome of such review and proceedings. Uncertainty about the effects of the Acquisition (and about the related regulatory and judicial review process) on employees may impair our ability to attract, retain and motivate key personnel while the Acquisition remains subject to ongoing regulatory and legal review and proceedings, and for a period of time thereafter. If key employees depart because of these or other issues, we and GRAIL may have to incur additional and significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. Matters relating to the Acquisition (including the regulatory and legal review and proceedings related thereto and the hold separate arrangement required by the Interim Measures Order) require substantial commitments of time and resources by Illumina management and personnel and will continue in the future, which otherwise would have been devoted to day-to-day operations and other opportunities that may have been beneficial to us. We will also incur significant costs related to the ongoing review and proceedings related to the Acquisition (including to comply with the hold separate obligations required by the Interim Measures Order). These costs are substantial and include financial advisory, legal, monitoring trustee, and accounting costs.

We currently are prohibited from integrating GRAIL’s business, and if such integration is ultimately permitted, we may not be able to integrate GRAIL’s business successfully or manage the combined business effectively. Many of the anticipated synergies and other benefits of acquiring GRAIL may not be realized or may not be realized within the expected time frame.

We and GRAIL entered into the Merger Agreement with the expectation that the Acquisition would result in various benefits, including, among other things, operating efficiencies, synergies and cost savings. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our and GRAIL’s businesses can be integrated in an efficient and effective manner. While we are subject to the Interim Measures Order, we are not able to integrate or have any involvement in or influence over GRAIL’s business and our interactions with GRAIL are subject to the review of the appointed monitoring trustee, which requires us to incur additional costs and burdens us and GRAIL with administrative inefficiencies. Such delay in integration and managerial prohibitions may materially and adversely affect the synergies and other benefits we expect to achieve as a result of the Acquisition, and there is no guarantee that we will be permitted to integrate GRAIL in a timely manner or at all.

If we are ultimately able to integrate GRAIL, it is possible that the integration process could take longer than anticipated or that the management of the combined business could be more difficult than expected, and could result in the loss of valuable employees, the disruption of ongoing businesses, processes, systems and business relationships, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisition. Our results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur before the closing of the Acquisition or during the pendency of the hold separate arrangements. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Acquisition will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect our and the surviving company’s future businesses, financial condition, results of operations and prospects.

The market price of our common stock may decline as a result of the Acquisition and the final outcomes of the regulatory and judicial reviews thereof.

The market price of our common stock may decline as a result of the Acquisition and the final outcomes of the regulatory and judicial reviews thereof, and holders of our common stock could see a decrease in the value of their investment in our common stock, if, among other things, we are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the Acquisition are not realized, or if the Acquisition and integration-related costs related to the Acquisition are greater than expected, or if, as a result of unfavorable outcomes of regulatory and judicial proceedings, we are subject to fines, penalties, restrictions or remedies, including divestiture remedies. The market price of our common stock may also decline if we do not achieve the anticipated benefits of the Acquisition as rapidly or to the extent expected by financial or industry analysts or if the effects of the Acquisition on our financial position, results of operations or cash flows are not otherwise consistent with the expectations of financial or industry analysts. In addition, some former GRAIL stockholders may decide not to continue to hold the shares of our common stock they receive as a result of the Acquisition, and any such sales of our common stock could have the effect of depressing their market price. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Risks Relating to Our Strategic Collaborations

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

Risks Relating to Information Technology Security and Continuity

Despite using commercially reasonably measures to secure our systems, networks, and products, security breaches, including with respect to cyber-security, and other disruptions could compromise our information, products, and services, disrupt our or our customers’ operations, and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect sensitive data, including intellectual property, our proprietary business information (and that of our customers), and personally identifiable information of our customers and employees and store it in our data centers and on our networks. Our customers also collect sensitive data and information using our products. The secure maintenance of information is important to our operations and business strategy. Despite our security measures, due to the inherent features of Internet and technical limitations our information technology and infrastructure and our products may be impacted by cyber-attacks, employee error, malfeasance, or other disruptions.

We and users of our products may face cyber-attacks, including from nation state actors or advanced persistent threats who attempt to penetrate our or our customers’ network security, including our data centers; sabotage or otherwise disable our research, products, and services, including instruments at our customers’ sites; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our or our customers’ internal operations, systems and services. Any such breach could compromise our or our customers’ networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disruption, disclosure, or other loss of information could result in an adverse impact on our or our customers’ business, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing and research facilities in Singapore and the United Kingdom. Shipments to customers outside the United States comprised 52%, 49%, and 48% of our total revenue in 2021, 2020, and 2019, respectively.

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

During 2021, more than half of our international sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

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

Conversion of our outstanding convertible senior notes may result in losses.

As of January 2, 2022, we had $750 million aggregate principal amount of convertible senior notes due in 2023 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 3.7% with respect to the convertible senior notes due in 2023. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

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

	2021		2020
	High	Low	High	Low
First Quarter	$555.77	$356.00	$339.63	$196.78
Second Quarter	$487.00	$368.07	$377.80	$251.14
Third Quarter	$526.00	$391.33	$404.20	$260.42
Fourth Quarter	$425.00	$341.03	$378.33	$288.01

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on December 30, 2016 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, NASDAQ Composite Index,
NASDAQ Biotechnology Index, and S&P 500 Index

350
300
250
200
150
100
50
DOLLARS
12.30.16
12.31.17
12.30.18
12.29.19
01.03.21
01.02.22
Illumina, Inc.
NASDAQ Composite Index
S&P 500 Index
NASDAQ Biotechnology Index

Holders

As of February 11, 2022, we had 703 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. The indenture for our convertible senior notes due in 2023, which are convertible into cash and, in certain circumstances, shares of our common stock, requires us to increase the conversion rate applicable to the notes if we pay any cash dividends.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities in 2021.

Sales of Unregistered Securities

There were no sales of unregistered securities in 2021.

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
This MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended 2020.

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See “Consideration Regarding Forward-Looking Statements” preceding the Business & Market Overview section of this report for additional factors relating to such statements. See “Risk Factors” within the Business & Market Information section of this report for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods.

MANAGEMENT’S OVERVIEW AND OUTLOOK

This overview and outlook provide a high-level discussion of our operating results and significant known trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the periods being reported herein as well as our future financial performance. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The acquisition is subject to ongoing legal proceedings and pending the European Commission’s ongoing merger review. GRAIL is currently being held and operated as a separate company, with oversight provided by an appointed, independent monitoring trustee during the European Commission’s ongoing merger review. See note “4. Acquisitions, Goodwill and Intangible Assets” and note “8. Legal Proceedings” for further details.

We have two reportable segments, Core Illumina and GRAIL, as of January 2, 2022. The results of operations of GRAIL have been included in our consolidated financial statements from the date of acquisition. Core Illumina relates to our core operations. Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included Core Illumina and Helix. For information on Helix, refer to note “3. Investments and Fair Value Measurements” within the Consolidated Financial Statements section of this report. Also see note “11. Segments and Geographic Data.”

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

Financial Overview

Beginning in 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. We expect the COVID-19 pandemic to continue to impact our sales and results of operations in 2022, the size and duration of which is significantly uncertain.
Consolidated financial highlights for 2021 included the following:
•Revenue increased 40% in 2021 to $4.5 billion compared to $3.2 billion in 2020 primarily due to growth in sequencing consumables and instruments, as our customers experience a broader recovery from the COVID-19 pandemic, as well as an increase in service and other revenue. We expect our revenue to continue to increase in 2022.
•Gross profit as a percentage of revenue (gross margin) was 69.7% in 2021 compared to 68.0% in 2020. The increase in gross margin was driven primarily by higher revenue, which generated increased fixed cost leverage, partially offset by less favorable product mix. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•(Loss) income from operations as a percentage of revenue decreased to (2.7)% in 2021 compared to 17.9% in 2020. The decrease was primarily due to share-based compensation expense recorded in 2021 related to the acceleration of outstanding equity awards as part of the GRAIL acquisition, other GRAIL acquisition-related expenses and an increase in performance-based compensation. When excluding the additional share-based compensation expense recorded in 2021 related to the GRAIL acquisition, we expect our operating expenses to continue to grow on an absolute basis in 2022.
•Our effective tax rate was 13.8% and 23.3% in 2021 and 2020, respectively. In 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

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
•We ended 2021 with cash, cash equivalents, and short-term investments totaling $1.3 billion, of which approximately $446 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth audited consolidated statement of operations data for 2021, 2020, and 2019, stated as a percentage of total revenue(1).

	2021	2020	2019
Revenue:
Product revenue	87.7%	84.4%	82.7%
Service and other revenue	12.3	15.6	17.3
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	23.4	24.3	22.6
Cost of service and other revenue	5.3	6.8	6.8
Amortization of acquired intangible assets	1.6	0.9	1.0
Total cost of revenue	30.3	32.0	30.4
Gross profit	69.7	68.0	69.6
Operating expense:
Research and development	26.2	21.1	18.3
Selling, general and administrative	46.2	29.0	23.5
Total operating expense	72.4	50.1	41.8
(Loss) income from operations	(2.7)	17.9	27.8
Other income (expense):
Interest income	—	1.3	2.1
Interest expense	(1.3)	(1.5)	(1.5)
Other income, net	23.5	8.7	3.2
Total other income, net	22.2	8.5	3.8
Income before income taxes	19.5	26.4	31.6
Provision for income taxes	2.7	6.1	3.6
Consolidated net income	16.8	20.3	28.0
Add: Net loss attributable to noncontrolling interests	—	—	0.3
Net income attributable to Illumina stockholders	16.8%	20.3%	28.3%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

	2021-2020
Dollars in millions	2021	2020	Change	% Change
Core Illumina:
Consumables	$3,220	$2,304	$916	40%
Instruments	753	431	322	75
Total product revenue	3,973	2,735	1,238	45
Service and other revenue	546	504	42	8
Total Core Illumina revenue	4,519	3,239	1,280	40
GRAIL:
Service and other revenue	12	—	12	100
Eliminations	(5)	—	(5)	100
Total consolidated revenue	$4,526	$3,239	$1,287	40%

The increase in Core Illumina consumables revenue in 2021 was primarily due to an increase in sequencing consumables revenue of $875 million, driven primarily by growth in the instrument installed base, as our customers experience a broader recovery from the COVID-19 pandemic. Core Illumina instruments revenue increased in 2021, primarily due to an increase in sequencing instruments revenue of $319 million, which was driven by increased shipments of our NovaSeq and NextSeq instruments. Core Illumina service and other revenue increased in 2021, primarily due to increased revenue from extended maintenance service contracts and sequencing services, and a patent litigation settlement, partially offset by a decrease in development and licensing agreements. GRAIL service and other revenue, for the period subsequent to the acquisition, relates to cancer detection services.

Gross Margin

	2021-2020
Dollars in millions	2021	2020	Change	% Change
Gross profit (loss):
Core Illumina	$3,195	$2,203	$992	45%
GRAIL	(41)	—	(41)	100
Consolidated gross profit	$3,154	$2,203	$951	43%

Gross margin:
Core Illumina	70.7%	68.0%
GRAIL	*	—
Consolidated gross margin	69.7%	68.0%
_____________
*Not meaningful.

The increase in Core Illumina gross margin in 2021 was driven primarily by higher revenue, which generated increased fixed cost leverage, and increased revenue from a patent litigation settlement, partially offset by less favorable product mix. GRAIL gross loss, for the period subsequent to the acquisition, was primarily due to amortization of intangible assets of $45 million.

Operating Expense

	2021-2020
Dollars in millions	2021	2020	Change	% Change
Research and development:
Core Illumina	$885	$682	$203	30%
GRAIL	300	—	300	100
Consolidated research and development	$1,185	$682	$503	74%

Selling, general and administrative:
Core Illumina	$1,502	$941	$561	60%
GRAIL	590	—	590	100
Consolidated selling, general and administrative	2,092	941	1,151	122
Total consolidated operating expense	$3,277	$1,623	$1,654	102%

Core Illumina R&D expense increased by $203 million, or 30%, primarily due to increases in headcount and licensing fees related to co-development agreements, as we continue to invest in the research and development of new products and enhancements to existing products, and an increase in performance-based compensation.

GRAIL R&D expense, for the period subsequent to the acquisition, consisted primarily of $167 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation costs related to the acquisition, and expenses related to headcount and clinical trials.

Core Illumina SG&A expense increased by $561 million, or 60%, primarily due to expenses related to our acquisition of GRAIL, including $245 million in Continuation Payments paid to GRAIL prior to the close of the acquisition, and increases in headcount, performance-based compensation, and outside services, partially offset by expenses for fees and other payments to PacBio of $92 million in 2020.

GRAIL SG&A expense, for the period subsequent to the acquisition, consisted primarily of $448 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation and transaction costs related to the acquisition, and expenses related to headcount.

Total Other Income, Net

	2021-2020
Dollars in millions	2021	2020	Change	% Change
Interest income	$—	$41	$(41)	(100)%
Interest expense	(61)	(49)	(12)	24
Other income, net	1,068	284	784	276
Total other income, net	$1,007	$276	$731	265%
Total other income, net primarily relates to Core Illumina for all periods presented.

Interest income decreased in 2021 as a result of selling all of our available-for-sale debt securities in Q1 2021. Interest expense consists primarily of accretion of discount on our convertible senior notes. The increase in 2021 primarily relates to accrued interest on our Term Notes and amortization of debt issuance costs on our bridge facility, which we terminated in 2021. The increase in other income, net was primarily due to the gain of $899 million from our previously held investment in GRAIL as part of the acquisition, a gain of $86 million related to the exchange of certain GRAIL contingent value rights, fair value adjustments to our Helix contingent value right and to our contingent considerations liabilities, and a $26 million gain on our derivative assets related to the terminated PacBio acquisition, partially offset by a decrease in net gains recognized on strategic investments in 2021 compared to 2020.

Provision for Income Taxes

	2021-2020
Dollars in millions	2021	2020	Change	% Change
Income before income taxes	$884	$856	$28	3%
Provision for income taxes	122	200	(78)	(39)
Consolidated net income	$762	$656	$106	16%
Effective tax rate	13.8%	23.3%

In 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. In 2020, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to tax expense related to the valuation allowance recorded against the deferred tax asset for California research and development credits and the finalization of the Altera court case which determined stock-based compensation must be included in intercompany cost sharing payments. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom, tax benefits related to the derivative assets recorded as a result of the terminated PacBio acquisition, and tax benefits related to share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

At January 2, 2022, we had approximately $1.2 billion in cash and cash equivalents, of which approximately $446 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $578 million from prior year due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. During 2021, we sold all of our available-for-sale debt securities and a portion of our marketable equity securities primarily to fund the GRAIL acquisition. As of January 2, 2022, we had $107 million remaining in short-term investments comprised of marketable equity securities.

On August 18, 2021, we acquired GRAIL for total cash and other consideration of $9.7 billion, which included cash of $2.9 billion and $757 million in fair value of contingent consideration in the form of a contingent value right. As of January 2, 2022, the estimated fair value of the contingent consideration was $615 million. The cash consideration was funded using existing cash of both Illumina and GRAIL, including the $1 billion in capital raised in Q1 2021 through the issuance of term debt. The contingent value rights entitle the holders to receive future cash payments representing a pro rata portion of certain GRAIL-related revenues each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Prior to the acquisition, we were required to make monthly Continuation Payments to GRAIL of $35 million through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $245 million in 2021. Subsequent to the acquisition, we did not make any additional monthly payments.

During 2021, we granted certain GRAIL employees cash incentive awards that generally have terms of four years and vest in equal annual installments. As of January 2, 2022, the aggregate cash value of awards outstanding and unvested was $184 million. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of January 2, 2022, it was not probable that the performance conditions associated with the award will be achieved.

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

On March 8, 2021, we obtained a Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of January 2, 2022, there were no borrowings outstanding under the Credit Facility.

Our 2021 Convertible Senior Notes matured on June 15, 2021, by which time the $517 million in principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock. Our convertible senior notes due in 2023, with an aggregate principal amount of $750 million, were not convertible as of January 2, 2022.

On February 5, 2020, our Board of Directors authorized a new share repurchase program, which supersedes all prior and available repurchase authorizations, to repurchase $750 million of outstanding common stock. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. Authorizations to repurchase $15 million of our common stock remained available as of January 2, 2022. We do not intend to make any share repurchases during fiscal year 2022.

We had $20 million and up to $118 million, respectively, remaining in our capital commitments to two venture capital investment funds as of January 2, 2022, that are callable through April 2026 and July 2029, respectively.

The impact of the Tax Cuts and Jobs Act, enacted on December 22, 2017, resulted in a one-time transition tax on earnings of certain foreign subsidiaries of $105 million, which we elected to pay in installments, and expect to pay over the next four years.

Our other short-term and long-term material cash requirements, from known contractual obligations as of January 2, 2022, include operating lease liabilities, uncertain tax positions, and amounts due under our executive deferred compensation plan, as discussed in the Consolidated Financial Statements section of this report.

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
Cash Flow Summary

In millions	2021	2020	2019
Net cash provided by operating activities	$545	$1,080	$1,051
Net cash (used in) provided by investing activities	(1,069)	(554)	745
Net cash used in financing activities	(51)	(766)	(897)
Effect of exchange rate changes on cash and cash equivalents	(3)	8	(1)
Net (decrease) increase in cash and cash equivalents	$(578)	$(232)	$898

Operating Activities

Net cash provided by operating activities in 2021 primarily consisted of net income of $762 million less net adjustments of $65 million and net changes in operating assets and liabilities of $152 million. The primary non-cash adjustments to net income included a gain on our previously held investment in GRAIL of $899 million, a gain on the exchange of GRAIL contingent value rights of $86 million, deferred income taxes of $76 million, a gain on our Helix contingent value right of $30 million, a gain on derivative assets related to a terminated acquisition of $26 million, and net gains on strategic investments of $18 million, partially offset by share-based compensation of $754 million, depreciation and amortization expenses of $251 million, and accretion of debt discount on our convertible senior notes of $32 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in accounts receivable, prepaid expenses and other current assets, inventory, and other assets, partially offset by increases in accrued liabilities and accounts payable.

Net cash provided by operating activities in 2020 primarily consisted of net income of $656 million plus net adjustments of $351 million and net changes in operating assets and liabilities of $73 million. The primary non-cash adjustments to net income included share-based compensation of $194 million, depreciation and amortization expenses of $187 million, deferred income taxes of $117 million, a loss on derivative assets related to a terminated acquisition of $116 million, and accretion of debt discount of $40 million, partially offset by net gains on strategic investments of $291 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by a decrease in accounts receivable and increases in accounts payable and other long-term liabilities, partially offset by increases in other assets and prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities totaled $1,069 million in 2021. We paid $2,444 million, net of cash acquired, for acquisitions, invested $208 million in capital expenditures, primarily associated with our investment in facilities, and purchased $77 million of available-for-sale debt securities and $52 million of strategic investments. We received $1,362 million related to maturities and sales of our available-for-sale debt securities, $298 million related to sales of our strategic investments and $52 million from PacBio for repayment of Continuation Advances.

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

Financing Activities

Net cash used in financing activities totaled $51 million in 2021. We made payments on our convertible senior notes due in 2021 of $517 million and used $511 million to pay taxes related to net share settlement of equity awards, of which $419 million was for taxes paid for the common stock issued related to the GRAIL acquisition. In addition, we paid $71 million related to our contingent consideration liabilities, of which $57 million related to the exchange of GRAIL contingent value rights. We received $988 million in net proceeds from the issuance of debt and $60 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 60 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from genotyping and sequencing services, including cancer detection testing services related to the GRAIL business, is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development and licensing agreements generally includes upfront and periodic licensing fees, contract research and development services, or payments for development and regulatory milestones. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expense when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers by us. The terms of sales transactions through distributors are consistent with the terms of direct sales to customers.

Investments

We invest in marketable and non-marketable equity securities and have historically invested in debt securities in government-sponsored entities, corporate debt securities and U.S. Treasury securities. As of January 2, 2022, we had $107 million in short-term investments, consisting of marketable equity securities. We classify our investments as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

In 2020, approximately 27% of our security holdings were classified as Level 2, as discussed in note “3. Investments and Fair Value Measurements” in the Consolidated Financial Statements section of this report. Such securities are initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and in the process, we apply judgment and estimates that if changed, could significantly affect our statement of financial positions.

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

Business Combinations

Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as they are incurred.

In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date, as a component of accrued liabilities and/or other long-term liabilities, for an estimate of the acquisition date fair value of the contingent consideration. We use a Monte Carlo simulation or an income approach to estimate the fair value of contingent consideration. Estimates and assumptions used in a Monte Carlo simulation include forecasted revenues, a revenue risk premium, a revenue volatility, an operational leverage ratio and a counterparty credit spread. An income approach utilizes variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our consolidated statements of income.

We typically use the discounted cash flow method to value our acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. We capitalize in-process research and development (IPR&D), which is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of income.

Goodwill and Intangible Assets with Indefinite Lives — Impairment Assessment

Goodwill and other intangible assets with indefinite useful lives (i.e., IPR&D) are not amortized, however they are tested annually for impairment, in the second quarter of our fiscal year, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.

We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions include, but are not limited to, future revenue growth, operating margins, capital expenditures, terminal growth rates and discount rates. We also consider our market capitalization as a part of our analysis. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.

Intangible Assets and Other Long-Lived Assets — Impairment Assessment

We perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected assets by determining whether their carrying amounts exceed their undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows and the pattern of utilization of a particular asset.

In order to estimate the fair values of identifiable intangible assets with finite lives and other long-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting units, we may be required to record future impairment charges for purchased intangible assets with finite lives. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

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

Changes in interest rates may impact gains or losses from the conversion of our outstanding convertible senior notes. In August 2018, we issued $750 million aggregate principal amount of 0% convertible senior notes due 2023 (2023 Convertible Notes). At our election, the notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock under certain circumstances, including trading price conditions related to our common stock. If the trading price of our common stock reaches a price at 130% above the conversion price, the notes become convertible. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the notes, we will record a gain or loss in our consolidated statement of income during the period in which the notes are converted. The implicit interest rate for the 2023 Notes was 3.7%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $100 million aggregate principal amount of the 2023 Convertible Notes would result in a loss of approximately $2 million.

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

Our forward exchange contracts used to manage foreign currency risks related to monetary assets and liabilities have terms of one month or less. Realized and unrealized gains or losses on the fair value of these financial contracts are included in the determination of net income, as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of January 2, 2022, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $462 million. Our forward exchange contracts used to hedge portions of our foreign currency exposure associated with forecasted revenue transactions have terms of up to 24 months. These derivative financial instruments are designated as cash flow hedges. Gains and losses on these financial contracts, which settle monthly, are generally recorded to revenue in the same period the underlying hedged transactions are recorded. As of January 2, 2022, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $450 million.

RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see note “1. Organization and Significant Accounting Policies” within the Consolidated Financial Statements section of this report, which is incorporated herein by reference.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Illumina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Illumina, Inc. (the Company) as of January 2, 2022 and January 3, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of intangible assets acquired and contingent consideration liabilities assumed in connection with the GRAIL acquisition

Description of the Matter
As disclosed in Note 4 of the consolidated financial statements, the Company completed the acquisition of GRAIL, Inc. (“GRAIL”) on August 18, 2021 for net consideration of approximately $9.7 billion. The transaction was accounted for as a business combination. The Company recorded intangible assets, including developed technology of $2.4 billion and in-process research and development (“IPR&D”) of $670 million. In connection with the acquisition, the Company recognized a liability of $757 million for acquisition consideration that is related to outstanding contingent value rights. The contingent value rights entitle the holders to receive future payments representing a pro rata portion of certain GRAIL-related revenues each year for a 12-year period. The Company determines the fair value of the contingent consideration arrangements, both as part of the initial purchase price allocation and on an ongoing basis each reporting period, until the arrangements are settled.

Auditing the Company’s accounting for its acquisition of GRAIL was complex due to the significant estimation uncertainty in determining the fair value of the developed technology and IPR&D (the “intangible assets”) and contingent consideration liability. A significant emphasis is placed on the appropriateness of the estimate considerations used by management to determine the fair value of the acquired intangible assets and contingent consideration liability due to sensitivity of the respective fair values to the underlying assumptions. The Company used an income approach to measure the intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, revenue growth rates and technology obsolescence. The Company used a Monte Carlo simulation model to measure the contingent consideration liability. The significant assumptions include forecasted revenues for GRAIL and the discount rate based on the estimated timing of payments. These significant assumptions related to the intangible assets and contingent consideration liability are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process for determining the fair value of intangible assets acquired and contingent consideration liability assumed in connection with the GRAIL acquisition. This included controls over management’s development of the above-described assumptions used in the valuation models applied.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company’s use of the income approach and testing the significant assumptions used in the valuation model, as described above. In testing the valuation of the contingent consideration liability, we performed audit procedures that included, among others, evaluating the Company’s use of the Monte Carlo simulation model and testing the significant assumptions used in the model, as described above. We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates. We evaluated the reasonableness of projected revenue growth used within the valuations against analyst expectations, industry trends, market trends, and other market information. In addition, we involved valuation specialists to assist in assessing the significant assumptions and methodologies used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 18, 2022

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 2, 2022	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,232	$1,810
Short-term investments	107	1,662
Accounts receivable, net	648	487
Inventory	431	372
Prepaid expenses and other current assets	295	152
Total current assets	2,713	4,483
Property and equipment, net	1,024	922
Operating lease right-of-use assets	672	532
Goodwill	7,113	897
Intangible assets, net	3,250	142
Other assets	445	609
Total assets	$15,217	$7,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332	$192
Accrued liabilities	761	541
Convertible senior notes, current portion	—	511
Total current liabilities	1,093	1,244
Operating lease liabilities	774	671
Term notes	993	—
Convertible senior notes	702	673
Other long-term liabilities	915	303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10 million shares authorized; no shares issued and outstanding at January 2, 2022 and January 3, 2021	—	—
Common stock, $0.01 par value, 320 million shares authorized; 197 million shares issued and 157 million outstanding at January 2, 2022; 195 million shares issued and 146 million outstanding at January 3, 2021	2	2
Additional paid-in capital	8,938	3,815
Accumulated other comprehensive income	17	2
Retained earnings	5,485	4,723
Treasury stock, 40 million shares and 49 million shares at cost at January 2, 2022 and January 3, 2021, respectively	(3,702)	(3,848)
Total stockholders’ equity	10,740	4,694
Total liabilities and stockholders’ equity	$15,217	$7,585
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Revenue:
Product revenue	$3,968	$2,735	$2,929
Service and other revenue	558	504	614
Total revenue	4,526	3,239	3,543
Cost of revenue:
Cost of product revenue	1,060	788	802
Cost of service and other revenue	241	220	240
Amortization of acquired intangible assets	71	28	34
Total cost of revenue	1,372	1,036	1,076
Gross profit	3,154	2,203	2,467
Operating expense:
Research and development	1,185	682	647
Selling, general and administrative	2,092	941	835
Total operating expense	3,277	1,623	1,482
(Loss) income from operations	(123)	580	985
Other income (expense):
Interest income	—	41	75
Interest expense	(61)	(49)	(52)
Other income, net	1,068	284	110
Total other income, net	1,007	276	133
Income before income taxes	884	856	1,118
Provision for income taxes	122	200	128
Consolidated net income	762	656	990
Add: Net loss attributable to noncontrolling interests	—	—	12
Net income attributable to Illumina stockholders	$762	$656	$1,002
Earnings per share attributable to Illumina stockholders:
Basic	$5.07	$4.48	$6.81
Diluted	$5.04	$4.45	$6.74
Shares used in computing earnings per share:
Basic	150	147	147
Diluted	151	148	149
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Consolidated net income	$762	$656	$990
Unrealized (loss) gain on available-for-sale debt securities, net of deferred tax	(1)	(3)	6
Unrealized gain on cash flow hedges, net of deferred tax	16	—	—
Total consolidated comprehensive income	777	653	996
Add: Comprehensive loss attributable to noncontrolling interests	—	—	12
Comprehensive income attributable to Illumina stockholders	$777	$653	$1,008
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Illumina Stockholders
			Additional	Accumulated Other					Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Shares	Amount	Interests	Equity
Balance as of December 30, 2018	192	$2	$3,290	$(1)	$3,083	(45)	$(2,616)	$87	$3,845
Net income (loss)	—	—	—	—	1,002	—	—	(3)	999
Unrealized gain on available-for-sale debt securities, net of deferred tax	—	—	—	6	—	—	—	—	6
Issuance of common stock, net of repurchases	2	—	59	—	—	(2)	(405)	—	(346)
Share-based compensation	—	—	194	—	—	—	—	—	194
Adjustment to the carrying value of redeemable noncontrolling interests	—	—	16	—	—	—	—	—	16
Deconsolidation of Helix	—	—	2	—	—	—	—	(84)	(82)
Vesting of redeemable equity awards	—	—	(1)	—	—	—	—	—	(1)
Cumulative-effect adjustment from adoption of ASU 2016-02, net of deferred tax	—	—	—	—	(18)	—	—	—	(18)
Balance as of December 29, 2019	194	2	3,560	5	4,067	(47)	(3,021)	—	4,613
Net income	—	—	—	—	656	—	—	—	656
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(3)	—	—	—	—	(3)
Issuance of common stock, net of repurchases	1	—	61	—	—	(2)	(827)	—	(766)
Share-based compensation	—	—	194	—	—	—	—	—	194
Balance as of January 3, 2021	195	2	3,815	2	4,723	(49)	(3,848)	—	4,694
Net income	—	—	—	—	762	—	—	—	762
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	16	—	—	—	—	16
Issuance of common stock, net of repurchases	2	—	60	—	—	(1)	(91)	—	(31)
GRAIL acquisition	—	—	4,749	—	—	10	237	—	4,986
Exchange of GRAIL contingent value rights	—	—	2	—	—	—	—	—	2
Share-based compensation	—	—	312	—	—	—	—	—	312
Balance as of January 2, 2022	197	$2	$8,938	$17	$5,485	(40)	$(3,702)	$—	$10,740
See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cash flows from operating activities:
Consolidated net income	$762	$656	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	176	156	151
Amortization of intangible assets	75	31	37
Share-based compensation expense	754	194	194
Accretion of debt discount on convertible senior notes	32	40	46
Deferred income taxes	(76)	117	11
Gain on previously held investment in GRAIL	(899)	—	—
Gain on exchange of GRAIL contingent value rights	(86)	—	—
Payment of accreted debt discount on convertible senior notes	—	—	(84)
Gains on strategic investments, net	(18)	(291)	(62)
(Gain) loss on Helix contingent value right	(30)	(7)	1
Gains on deconsolidations	—	—	(54)
(Gain) loss on derivative assets related to terminated acquisition	(26)	116	8
Change in fair value of contingent consideration liabilities	4	—	—
Other	29	(5)	7
Changes in operating assets and liabilities:
Accounts receivable	(164)	89	(58)
Inventory	(58)	(12)	25
Prepaid expenses and other current assets	(64)	(20)	(14)
Operating lease right-of-use assets and liabilities, net	(13)	(11)	(5)
Other assets	(27)	(33)	(30)
Accounts payable	60	40	(35)
Accrued liabilities	101	(7)	(44)
Other long-term liabilities	13	27	(33)
Net cash provided by operating activities	545	1,080	1,051
Cash flows from investing activities:
Maturities of available-for-sale securities	331	493	1,387
Purchases of available-for-sale securities	(77)	(1,802)	(1,010)
Sales of available-for-sale securities	1,031	1,298	629
Purchases of property and equipment	(208)	(189)	(209)
Purchases of strategic investments	(52)	(124)	(20)
Sales of strategic investments	298	—	—
Cash received (paid for) derivative assets related to terminated acquisition	52	(132)	(18)
Deconsolidation of Helix cash	—	—	(29)
Proceeds from the deconsolidation of GRAIL	—	—	15
Net cash paid for acquisitions	(2,444)	(98)	—
Net cash (used in) provided by investing activities	(1,069)	(554)	745
Cash flows from financing activities:
Payments on convertible senior notes	(517)	—	(550)
Payments on contingent consideration liabilities	(71)	—	—
Net proceeds from issuance of debt	988	—	—
Common stock repurchases	—	(736)	(324)
Proceeds from issuance of common stock	60	61	59
Taxes paid related to net share settlement of equity awards	(511)	(91)	(82)
Net cash used in financing activities	(51)	(766)	(897)
Effect of exchange rate changes on cash and cash equivalents	(3)	8	(1)
Net (decrease) increase in cash and cash equivalents	(578)	(232)	898
Cash and cash equivalents at beginning of year	1,810	2,042	1,144
Cash and cash equivalents at end of year	$1,232	$1,810	$2,042
Supplemental cash flow information:
Cash paid for income taxes	$233	$119	$164
Cash paid for operating lease liabilities	$96	$86	$84
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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. GRAIL is currently being held and operated as a separate company, with oversight provided by an appointed, independent monitoring trustee during the European Commission’s ongoing merger review. Refer to note “4. Acquisitions, Goodwill and Intangible Assets” and note “8. Legal Proceedings” for additional details.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include our accounts, our wholly-owned subsidiaries, majority-owned or controlled companies, and variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. We have included the results of operations for GRAIL in our consolidated statements of operations from the date of acquisition. GRAIL operates as a separate reportable segment. See note “11. Segments and Geographic Data” for additional information.

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

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2021, 2020, and 2019 refer to fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Fiscal years 2021 and 2019 were both 52 weeks, and fiscal year 2020 was 53 weeks.

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

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. Shipments to customers outside the United States comprised 52%, 49%, and 48% of total revenue in 2021, 2020, and 2019, respectively. Customers outside the United States represented 57% and 56% of our gross trade accounts receivable balance as of January 2, 2022 and January 3, 2021, respectively.

We had no customers that provided more than 10% of total revenue in 2021, 2020, and 2019. We perform regular reviews of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Historically, we have not experienced significant credit losses from accounts receivable.

Financial Instruments

We are also subject to risks related to our financial instruments, including cash and cash equivalents, investments, and accounts receivable. Most of our cash and cash equivalents as of January 2, 2022 were deposited with U.S. financial institutions, either domestically or with their foreign branches. Our investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Clearwater Analytics (Industry Sector Report), to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities, U.S. government-sponsored entities, U.S. Treasury securities, and money market funds. Historically, we have not experienced significant credit losses from financial instruments.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Pronouncements Adopted in 2020

In May 2020, the SEC issued Final Rule Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which amends the disclosure requirements applicable to acquisitions and dispositions of businesses, including the required pro forma financial information. Among other changes, the final amendments revised the investment and income tests used to determine whether a business acquisition is significant and reduced the filing requirements for financial statements and pro forma financial information of a significant acquired business to cover a maximum of two years. We adopted the amendments in 2020 in connection with our acquisition of GRAIL, which is further described in note “4. Acquisitions, Goodwill and Intangible Assets.”

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

In accordance with ASU 2016-13, we no longer evaluate whether our available-for-sale debt securities in an unrealized loss position are other than temporarily impaired. Instead, we assess whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income. We estimate our allowance for credit losses on our trade receivables as described in our Accounts Receivable policy, below.

Accounting Pronouncements Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets and to disclose key information about leasing arrangements. We adopted Topic 842 on its effective date in the first quarter of 2019 using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings as of December 31, 2018. We elected the available package of practical expedients upon adoption, which allowed us to carry forward our historical assessment of whether existing agreements contained a lease and the classification of our existing operating leases. The impact from adoption primarily resulted in the recognition of operating lease liabilities with corresponding right-of-use assets based on the present value of our remaining minimum lease payments, and the derecognition of existing fixed assets and financing obligations related to build-to-suit leasing arrangements that, under Topic 840, did not qualify for sale-leaseback accounting. We recorded a cumulative-effect adjustment to decrease retained earnings by $18 million, net of deferred tax, upon adoption on December 31, 2018.

Accounting Pronouncements Pending Adoption

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted EPS. Specifically, the guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The standard is effective for us beginning in the first quarter of 2022 and will be adopted using a modified retrospective approach by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 3, 2022. We will continue to report financial information for fiscal years ending before January 3, 2022 under the current accounting guidance. As a result of the adoption, we expect to increase our convertible debt liabilities and retained earnings, on January 3, 2022, by approximately $43 million and $61 million, respectively, and decrease our deferred tax liabilities, included in other long-term liabilities on the consolidated balance sheets, and additional paid-in capital by approximately $11 million and $93 million, respectively.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 60 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from genotyping and sequencing services, including cancer detection testing services related to the GRAIL business, is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development and licensing agreements generally includes upfront and periodic licensing fees, contract research and development services, or payments for development and regulatory milestones. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.

Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities. Employee sales commissions are recorded as selling, general and administrative expense when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	Years Ended
In millions	January 2, 2022	January 3, 2021	December 29, 2019
Weighted average shares outstanding	150	147	147
Effect of potentially dilutive common shares from:
Equity awards	1	1	1
Convertible senior notes	—	—	1
Weighted average shares used in calculating diluted earnings per share	151	148	149

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

We have historically held debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities. We have the ability, if necessary, to liquidate such short-term debt securities to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying consolidated balance sheets. We classify short-term debt investments as available-for-sale at the time of purchase and evaluate such classification as of each balance sheet date. All short-term debt investments are recorded at estimated fair value. We evaluate our available-for-sale debt securities in an unrealized loss position to assess whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are determined based on the specific identification method and are recorded in interest income in the consolidated statements of income.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Securities and Investments

We have strategic investments in privately-held companies (non-marketable equity securities) and companies that have completed initial public offerings (marketable equity securities). Our marketable equity securities are measured at fair value. Our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Equity investments are classified as current, short-term investments, or noncurrent, recorded in other assets, based on the nature of the securities and their availability for use in current operations. Unrealized gains and losses on our equity investments are recorded in other income, net in the consolidated statements of income.

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

Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest-bearing. Receivables are considered past due based on the contractual payment terms. We reserve a percentage of our trade receivable balance based on collection history and current economic trends that we expect will impact the level of credit losses over the life of our receivables. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve.

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

Costs incurred to develop internal-use software during the application development stage are recorded as computer software costs, at cost. Costs incurred in the development of such internal-use software, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software application development, are capitalized. Costs incurred outside of the application development stage are expensed as incurred.

The estimated useful lives of the major classes of property and equipment are generally as follows:

Estimated Useful Lives
Buildings and leasehold improvements	4 to 20 years
Machinery and equipment	3 to 5 years
Computer hardware and software	3 to 9 years
Furniture and fixtures	7 years

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease approximately 3 million square feet of office, lab, manufacturing, and distribution facilities under various non-cancellable operating lease agreements (real estate leases). Our real estate leases have remaining lease terms of approximately 1 to 18 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from approximately 6 months to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. We do not have any material financing leases.

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

Business Combinations

Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as they are incurred.

In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date, as a component of accrued liabilities and/or other long-term liabilities, for an estimate of the acquisition date fair value of the contingent consideration. These estimates require significant management judgment, including probabilities of achieving certain future milestones. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our consolidated statements of income.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of income.

Goodwill, Intangible Assets and Other Long-Lived Assets

Assets acquired, including intangible assets and capitalized in-process research and development (IPR&D), and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and IPR&D are not amortized; however, they are reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill and IPR&D are considered to be impaired if the carrying value of the reporting unit or IPR&D asset exceeds its respective fair value.

We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.

Our identifiable intangible assets with a finite life are typically comprised of acquired developed technologies, licensed technologies, customer relationships, license agreements, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

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

Derivative Financial Instruments

We are exposed to foreign exchange rate risks in the normal course of business and use derivative financial instruments to partially offset this exposure. We do not use derivative financial instruments for speculative or trading purposes. All foreign exchange contracts are carried at fair value in other current assets or accrued liabilities on the consolidated balance sheets.

We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of January 2, 2022, we had foreign exchange forward contracts in place to hedge exposures to monetary assets and liabilities denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of January 2, 2022 and January 3, 2021, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $462 million and $405 million, respectively.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other income, net. As of January 2, 2022, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of January 2, 2022 and January 3, 2021, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $450 million and $305 million, respectively. There were no outstanding cash flow hedge contracts in place as of December 29, 2019.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

Share-based compensation expense is incurred related to restricted stock, cash-based equity incentive awards, Employee Stock Purchase Plan (ESPP), and stock options.

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

Cash-based equity incentive awards are classified as liability awards, as such awards will be settled in cash. The cash to be awarded may increase or decrease in direct correlation to changes in the enterprise fair value of GRAIL, as defined under the Cash-Based Equity Appreciation Award Plan. The fair value of the awards is recorded over the respective vesting periods of the awards, with recognition of a corresponding liability recorded in accrued liabilities in the consolidated balance sheets. The awards are remeasured to fair value at each reporting date until the award is settled, with changes in fair value recognized in share-based compensation expense.

The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock purchased under our ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The expected volatility is determined by equally weighing the historical and implied volatility of our common stock. The historical volatility is generally commensurate with the estimated expected term, adjusted for the impact of unusual fluctuations and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected term is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that we have never declared or paid cash dividends on our common stock and do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $48 million in 2021 and $28 million in both 2020 and 2019.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue by Source

	2021			2020			2019
in millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,911	$306	$3,217	$2,039	$265	$2,304	$2,075	$317	$2,392
Instruments	734	17	751	417	14	431	517	20	537
Total product revenue	3,645	323	3,968	2,456	279	2,735	2,592	337	2,929
Service and other revenue	464	94	558	423	81	504	476	138	614
Total revenue	$4,109	$417	$4,526	$2,879	$360	$3,239	$3,068	$475	$3,543

Revenue by Geographic Area

Based on region of destination (in millions)	2021	2020	2019
Americas (1)	$2,358	$1,744	$1,970
Europe, Middle East, and Africa	1,289	886	933
Greater China (2)	502	342	372
Asia-Pacific	377	267	268
Total revenue	$4,526	$3,239	$3,543
_____________
(1)Revenue for the Americas region included United States revenue of $2,195 million, $1,655 million, and $1,859 million in 2021, 2020, and 2019, respectively.
(2)Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of January 2, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,035 million, of which approximately 89% is expected to be converted to revenue in 2022, approximately 9% in the following twelve months, and the remainder thereafter.

Contract Assets and Liabilities

Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, as of January 2, 2022 and January 3, 2021 were $16 million and $15 million, respectively, of which the short-term portions of $16 million and $14 million, respectively, were recorded in prepaid expenses and other current assets, and the remaining long-term portions were recorded in other assets.

Contract liabilities, which consist of deferred revenue and customer deposits, as of January 2, 2022 and January 3, 2021 were $297 million and $230 million, respectively, of which the short-term portions of $234 million and $186 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. The increase is primarily related to an increase in instrument service contracts invoiced to customers for which the performance obligations have not yet been completed. Revenue recorded in 2021 included $183 million of previously deferred revenue that was included in contract liabilities as of January 3, 2021.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Debt Securities

In 2021, we sold all of our available-for-sale debt securities in order to fund the GRAIL acquisition. See note “4. Acquisitions, Goodwill and Intangible Assets” for further details regarding the acquisition. For 2020, our short-term investments included available-for-sale debt securities that consisted of the following:

	January 3, 2021
In millions	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities in government-sponsored entities	$10	$—	$10
Corporate debt securities	445	—	445
U.S. Treasury securities	830	1	831
Total	$1,285	$1	$1,286

Strategic Investments

Marketable Equity Securities

As of January 2, 2022 and January 3, 2021, the fair value of our marketable equity securities, included in short-term investments, totaled $107 million and $376 million, respectively. The decrease was primarily due to sales of our marketable equity securities in 2021.

Gains and losses recognized in other income, net on our marketable equity securities for 2021, 2020, and 2019 were as follows:

In millions	2021	2020	2019
Net (losses) gains recognized during the period on marketable equity securities	$(52)	$270	$53
Less: Net losses recognized during the period on marketable equity securities sold during the period	89	—	—
Net unrealized gains recognized during the period on marketable equity securities still held at the reporting date	$37	$270	$53

Non-Marketable Equity Securities

As of January 2, 2022 and January 3, 2021, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $40 million and $314 million, respectively. The decrease was due to our acquisition of GRAIL and the reclassification of several of our equity investments, that became marketable in 2021, to short-term investments.

On August 18, 2021, we completed our acquisition of GRAIL. Prior to the acquisition, we held an investment in GRAIL for which we had concluded that GRAIL was a VIE for which we were not the primary beneficiary and, therefore, we did not consolidate GRAIL in our consolidated financial statements. The carrying value of our investment was $250 million as of January 3, 2021. During 2020, we made an additional $60 million investment in GRAIL. See note “4. Acquisitions, Goodwill and Intangible Assets” for further details.

Revenue recognized from transactions with our strategic investees was $74 million, $62 million, and $71 million in 2021, 2020, and 2019, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $20 million and up to $118 million, respectively, remained callable as of January 2, 2022. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $173 million and $104 million as of January 2, 2022 and January 3, 2021, respectively. We recorded net unrealized gains of $55 million, $20 million, and $9 million in 2021, 2020, and 2019, respectively, in other income, net.

Previously Consolidated Variable Interest Entity

In July 2015, we obtained a 50% voting equity ownership interest in Helix Holdings I, LLC (Helix). At that time, we determined that we had unilateral power over one of the activities that most significantly impacts the economic performance of Helix through its contractual arrangements and, as a result, we were deemed to be the primary beneficiary of Helix and were required to consolidate Helix. The operations of Helix are included in the accompanying consolidated statements of income for 2019, up to the date of the deconsolidation, described below. During this period, we absorbed 50% of Helix’s losses.

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

Changes in the fair value of our Helix contingent value right resulted in unrealized gains of $30 million and $7 million in 2021 and 2020, respectively, and an unrealized loss of $1 million in 2019, included in other income, net.

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

In addition, we made cash payments to PacBio of $18 million in Q4 2019, pursuant to Amendment No. 1 to the PacBio Merger Agreement, and $34 million in Q1 2020, pursuant to the Termination Agreement, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances was repayable, without interest, if, within two years of March 31, 2020, PacBio entered into a Change of Control Transaction or raised at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). In February 2021, PacBio entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million in aggregate principal amount of PacBio’s convertible notes. Pursuant to the PacBio Merger Agreement, PacBio repaid to us the $52 million of Continuation Advances and we recorded a gain of $26 million in 2021, which was included in other income, net.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The potential repayments of the Continuation Advances and Reverse Termination Fee met the definition of derivative assets and were recorded at fair value. The $92 million difference between the $132 million in cash paid during Q1 2020 for the Continuation Advances and Reverse Termination Fee and the $40 million fair value of these derivative assets on the payment dates was recorded as selling, general and administrative expense in 2020. The $8 million difference between the $18 million in Continuation Advances paid in Q4 2019 and the $10 million fair value of the derivative asset on the payment date was recorded as selling, general, and administrative expense in 2019. Changes in the fair value of the derivative assets were included in other income, net and totaled $25 million in unrealized losses in 2020.

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	January 2, 2022				January 3, 2021
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$688	$—	$—	$688	$1,512	$—	$—	$1,512
Debt securities in government-sponsored entities	—	—	—	—	—	10	—	10
Corporate debt securities	—	—	—	—	—	445	—	445
U.S. Treasury securities	—	—	—	—	831	—	—	831
Marketable equity securities	107	—	—	107	376	—	—	376
Helix contingent value right	—	—	65	65	—	—	35	35
Derivative assets related to terminated acquisition	—	—	—	—	—	—	26	26
Deferred compensation plan assets	—	60	—	60	—	55	—	55
Total assets measured at fair value	$795	$60	$65	$920	$2,719	$510	$61	$3,290
Liabilities:
Contingent consideration liabilities	$—	$—	$615	$615	$—	$—	$—	$—
Deferred compensation plan liability	—	56	—	56	—	51	—	51
Total liabilities measured at fair value	$—	$56	$615	$671	$—	$51	$—	$51

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

We elected the fair value option to measure the contingent value right received from Helix. The fair value of such contingent value right, included in other assets, is derived using a Monte Carlo simulation. Estimates and assumptions used in the Monte Carlo simulation include probabilities related to the timing and outcome of future

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financing and/or liquidity events, assumptions regarding collectibility and volatility, and an estimated equity value of Helix. The derivative assets related to the terminated acquisition of PacBio were financial instruments measured at fair value, included in other assets. Estimates and assumptions required to value the derivative assets included, but were not limited to, probabilities related to the timing and outcome of future financing and/or liquidity events and an assumption regarding collectibility. The unobservable inputs used to value our Helix contingent value right and the derivative assets related to the terminated acquisition of PacBio represent Level 3 measurements because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

We reassess the fair value of contingent consideration to be settled in cash related to acquisitions on a quarterly basis. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition and an income approach to estimate the fair value of contingent consideration related to our other acquisition. See note “4. Acquisitions, Goodwill and Intangible Assets” for details regarding the contingent consideration arrangement related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility, an operational leverage ratio and a counterparty credit spread. Estimates and assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our consolidated statements of income.

Changes in the estimated fair value of contingent consideration liabilities during 2021 were as follows:

In millions
Balance as of January 3, 2021	$—
Acquisition of GRAIL	762
Other acquisition	14
Measurement period adjustment	(5)
Cash payments	(15)
Exchange of GRAIL contingent value rights	(145)
Change in estimated fair value	4
Balance as of January 2, 2022	$615

We recorded a measurement period adjustment in Q4 2021 related to the acquisition of GRAIL to reduce the acquisition-date fair value of contingent consideration by $5 million as a result of revised future cash flow estimates. The measurement period adjustment would have resulted in an increase of $7 million to the gain previously recorded in Q3 2021 for the change in the estimated fair value of the contingent consideration liability. The measurement period adjustment has been recorded in our consolidated financial statements as of and for the year ended 2021 and was made to reflect facts and circumstances that existed as of the acquisition date.

We recorded a contingent consideration liability of $14 million as a result of an acquisition completed in Q2 2021. The acquisition-date fair value of the contingent consideration was derived using the income approach. Assumptions used to estimate the liability included the probability of achieving certain milestones and a discount rate. We recorded an expense of $1 million in selling, general and administrative expense in 2021 due to the change in estimated fair value of the contingent consideration and made a payment of $15 million in Q4 2021 upon achievement of the milestones.

4. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisition of GRAIL, Inc.

On August 18, 2021, we completed our acquisition of GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is expected to accelerate access and adoption of GRAIL’s blood test, Galleri, that detects various types of cancers before they are symptomatic. The acquisition is subject to ongoing legal proceedings and pending the European Commission’s ongoing merger review. Refer to note “8. Legal Proceedings” for further details. As a result of the acquisition, GRAIL stockholders received as consideration (i) cash, (ii) shares of Illumina common stock and (iii) at their election, either a contingent value right or additional shares of Illumina common stock. We issued 9.8 million common shares as part of the consideration.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GRAIL is a separate reportable segment. See note “11. Segment and Geographic Data” for more information. We have included the financial results of GRAIL in the consolidated financial statements from the date of acquisition.

During the fourth quarter of 2021, we recorded a measurement period adjustment related to the valuations of contingent consideration and our previously held investment in GRAIL that reduced the acquisition date fair value of each by $5 million and $1 million, respectively, and reduced the acquisition date fair value of goodwill by $6 million.

The total purchase price consisted of the following:

in millions	As Adjusted
Cash	$2,862
Fair value of common stock issued	4,975
Fair value of contingent consideration	757
Fair value of previously held investment	1,149
Settlement of preexisting relationships	2
Total purchase price	$9,745

The contingent consideration relates to the GRAIL stockholders who elected to receive contingent value rights as part of the acquisition (the Contingent Value Rights Agreement). The contingent value rights entitle the holders to receive future cash payments representing a pro rata portion of certain GRAIL-related revenues each year for a 12-year period starting at the acquisition date. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. The acquisition-date fair value of the contingent consideration was measured using a Monte Carlo simulation. Estimates and assumptions used in the fair value assessment included forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility, an operational leverage ratio and a counterparty credit spread. As of January 2, 2022, the estimated fair value of the contingent consideration liability was $615 million, of which $614 million was included in other long-term liabilities, with the remaining balance included in accrued liabilities. We recorded a net loss of $3 million in selling, general and administrative expense in 2021 due to changes in the estimated fair value of the contingent consideration liability. In December 2021, we exchanged approximately 73 million contingent value rights, that were issued as part of the acquisition, for an aggregate cash payment of $57 million and the issuance of $2 million in shares of our common stock. As a result of the exchange, we recognized a gain of $86 million in other income, net in 2021, which represents the difference between the fair value of the contingent consideration liability for the contingent value rights exchanged of $145 million and the total consideration transferred of $59 million.

Prior to the acquisition, we owned a 12% interest in GRAIL. Authoritative guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity investment in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. We remeasured our previously held equity investment to its fair value, as of the date of acquisition, based on the fair value of total consideration transferred and a discount for lack of control. Estimates and assumptions used in the remeasurement represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring the fair value. As a result of the remeasurement, we valued our previously held equity investment in GRAIL at $1.1 billion and recognized a gain of $899 million, included in other income, net, in 2021.

In connection with the acquisition, we accelerated the vesting of certain outstanding and unvested equity awards of GRAIL employees. Approximately $69 million was included in the purchase price related to the fair value of accelerated equity awards attributable to the pre-combination period, with the fair value attributable to the post-combination period of $615 million included in share-based compensation expense in 2021. In addition, we issued Illumina equity awards to GRAIL employees in exchange for any of their remaining outstanding and unvested GRAIL equity awards (the “replacement awards”) at acquisition. The replacement awards consist of restricted stock units and performance stock options. The terms of the replacement awards are substantially similar to the former GRAIL equity awards for which they were exchanged. The fair value of the replacement awards was $48 million, all of which is attributable to post-combination service, and will be recognized as share-based compensation expense over the remaining vesting period subsequent to the acquisition. The weighted-average acquisition-date fair value of the replacement performance stock options was determined using the Black-Scholes option pricing model with the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
following assumptions: (i) market price of $510.61 per share, which was the closing price of Illumina’s common stock on the acquisition date; (ii) weighted average expected term ranging from 1.6 years to 2.2 years; (iii) weighted-average risk-free interest rate ranging from 0.17% to 0.28%; (iv) weighted average annualized volatility ranging from 40% to 43%; and (v) no dividend yield. The weighted-average acquisition-date fair value per share of the replaced performance stock options was $424.39. Refer to note “6. Stockholders’ Equity” for more information.

The preliminary fair values of assets acquired and liabilities assumed were:

in millions	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$571	$—	$571
Property and equipment	89	—	89
Operating lease right-of-use assets	121	—	121
Goodwill	6,082	15	6,097
Intangible assets	3,180	(60)	3,120
Other current and noncurrent assets	35	—	35
Deferred tax liability	(82)	40	(42)
Long-term lease liabilities	(97)	—	(97)
Other current and noncurrent liabilities	(148)	(1)	(149)
Total net assets acquired	$9,751	$(6)	$9,745

We recorded measurement period adjustments in Q4 2021 to decrease intangible assets, specifically, developed technology, as a result of revised future cash flow estimates and to decrease deferred tax liability as a result of changes in net operating loss estimates from the initial purchase price allocation. These measurement period adjustments were made to reflect facts and circumstances that existed as of the acquisition date. The measurement period adjustment related to the developed technology intangible asset would have resulted in an insignificant decrease in amortization expense previously recorded in Q3 2021. The measurement period adjustments have been recorded in our consolidated financial statements as of and for the year ended 2021.

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

The preliminary fair values assigned to identifiable intangible assets acquired were as follows:

in millions, except years	Fair Value (as adjusted)	Estimated Useful Life
Developed technology	$2,410	18
Trade name	40	9
In-process research and development (IPR&D)	670	Indefinite
Total intangible assets	$3,120

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of the developed technology, trade name and IPR&D were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return and inclusive of an assumption for technology obsolescence. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The developed technology and trade name assets are amortized on a straight-line basis over their estimated useful lives. As of January 2, 2022, the research and development project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

The transaction costs associated with the acquisition of GRAIL, excluding any Continuation Payments paid to GRAIL prior to the close of the acquisition, consisted primarily of legal, regulatory and financial advisory fees of approximately $156 million, which were expensed as incurred as selling, general and administrative expense in 2021.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations of Illumina and GRAIL as if the companies had been combined as of the beginning of our fiscal year 2020.

in millions	2021	2020
Revenue	$4,528	$3,239
Net income	$661	$351

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

Prior to the acquisition, we were required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $245 million and $35 million in 2021 and 2020, respectively, which were recorded as selling, general and administrative expense. Subsequent to the acquisition, we did not make any additional monthly payments.

Goodwill

In millions	Goodwill
Balance as of December 29, 2019	$824
Acquisitions	73
Balance as of January 3, 2021	897
Acquisitions	6,201
Measurement period adjustments	15
Balance as of January 2, 2022	$7,113

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2021, noting no impairment.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

	January 2, 2022			January 3, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technologies	$2,790	$(291)	$2,499	$352	$(221)	$131
Licensed technologies	95	(92)	3	95	(91)	4
Trade name	44	(6)	38	4	(4)	—
Customer relationships	31	(28)	3	31	(27)	4
License agreements	14	(12)	2	14	(11)	3
Total finite-lived intangible assets, net	2,974	(429)	2,545	496	(354)	142
In-process research and development (IPR&D)	705	—	705	—	—	—
Total intangible assets, net	$3,679	$(429)	$3,250	$496	$(354)	$142

As a result of an acquisition completed in Q2 2021, we recorded an IPR&D intangible asset of $35 million, with an indefinite useful life. As of January 2, 2022, the research and development project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization. Additionally, as a result of another acquisition completed in Q3 2021, we recorded a developed technology intangible asset of $28 million, with a useful life of 10 years. As a result of an acquisition completed in 2020, we recorded a developed technology intangible asset of $26 million, with a useful life of 10 years.

The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2022	$165
2023	164
2024	162
2025	162
2026	151
Thereafter	1,741
Total	$2,545

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DEBT AND OTHER COMMITMENTS
Summary of Term Debt Obligations

In millions	January 2, 2022
Principal amount of 2031 Term Notes outstanding	$500
Principal amount of 2023 Term Notes outstanding	500
Unamortized discounts and debt issuance costs	(7)
Net carrying amount of term notes	993
Less: current portion	—
Term notes, non-current	$993
Fair value of term notes outstanding (Level 2)	$996

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

Interest expense recognized on the Term Notes was $14 million in 2021, which included amortization of debt discounts and issuance costs.

Summary of Convertible Debt Obligations

In millions	January 2, 2022	January 3, 2021
Principal amount of 2023 Convertible Senior Notes outstanding	$750	$750
Principal amount of 2021 Convertible Senior Notes outstanding	—	517
Unamortized discount of liability component of convertible senior notes	(48)	(83)
Net carrying amount of liability component of convertible senior notes	702	1,184
Less: current portion	—	(511)
Convertible senior notes, non-current	$702	$673
Carrying value of equity component of convertible senior notes, net of debt issuance costs	$126	$213
Fair value of convertible senior notes outstanding (Level 2)	$854	$1,595
Weighted-average remaining amortization period of discount on the liability component of convertible senior notes	1.6 years	2.4 years

Interest expense recognized on the Convertible Senior Notes, which included amortization of debt discounts and issuance costs, was $36 million, $46 million, and $51 million in 2021, 2020, and 2019, respectively.

0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In August 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Convertible Notes). The net proceeds from the issuance, after deducting the offering expenses payable by us, were $735 million. The 2023 Convertible Notes carry no coupon interest and mature on August 15, 2023.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The 2023 Convertible Notes are accounted for in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by estimating the fair value of a similar liability that does not have an associated conversion feature. Because at issuance we had no outstanding non-convertible public debt, we determined that market-traded senior, unsecured corporate bonds represent a similar liability without a conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in our industry, and with similar maturities to the 2023 Convertible Notes, we estimated an implied interest rate of 3.7%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2023 Convertible Notes, which resulted in a fair value of the liability component in aggregate of $624 million upon issuance, calculated as the present value of implied future payments based on the $750 million aggregate principal amount. The $126 million difference ($93 million, net of tax) between the aggregate principal amount of $750 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2023 Convertible Notes are not considered redeemable.

As a policy election under applicable guidance related to the calculation of diluted net income per share, we have elected the combination settlement method as our stated settlement policy and apply the treasury stock method in the calculation of the potential dilutive impact of the 2023 Convertible Notes on net income per share each period. The 2023 Convertible Notes were not convertible as of January 2, 2022 and had no dilutive impact in 2021, 2020, and 2019. If the notes were converted as of January 2, 2022, the if-converted value would not exceed the principal amount.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The following table summarizes information about the conversions during 2021:

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

As of January 2, 2022, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

Bridge Facility

In advance of the acquisition of GRAIL, we obtained a bridge facility commitment letter from Goldman Sachs Bank USA for a 364-day senior unsecured bridge loan facility, in an aggregate principal amount of $1 billion. The bridge facility commitment letter was subject to certain conditions, including consummation of the acquisition pursuant to the

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GRAIL Merger Agreement. On March 23, 2021, we terminated the bridge facility commitment letter in conjunction with the issuance of the 2023 and 2031 Term Notes.

Leases

As of January 2, 2022, the maturities of our operating lease liabilities were as follows:

In millions
2022	$103
2023	101
2024	112
2025	105
2026	103
Thereafter	517
Total remaining lease payments (1)	1,041
Less: imputed interest	(196)
Total operating lease liabilities	845
Less: current portion	(71)
Long-term operating lease liabilities	$774
Weighted-average remaining lease term	9.9 years
Weighted-average discount rate	4.1%
_____________
(1)Total remaining lease payments exclude $8 million of legally binding minimum lease payments for leases signed but not yet commenced.

The components of our lease costs were as follows:

In millions	2021	2020	2019
Operating lease costs	$99	$84	$84
Sublease income	(16)	(11)	(12)
Total lease costs	$83	$73	$72

Purchase Obligations

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to licensing and supply arrangements. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to minimum royalty payments, some of which are subject to adjustment, may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual minimum payments for noncancelable purchase obligations as of January 2, 2022 were not material.

6. STOCKHOLDERS’ EQUITY
The 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, performance stock options, restricted stock units and awards, and performance stock units. As of January 2, 2022, approximately 3.4 million shares remained available for future grants under the 2015 Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

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

Restricted stock activity was as follows:

	Restricted Stock Units (RSU) (1)	Performance Stock Units (PSU)(2)	Weighted-Average Grant- Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 30, 2018	1,840	660	$227.00	$196.99
Awarded	698	(41)	$313.70	$254.52
Vested	(694)	(283)	$205.51	$133.11
Cancelled	(144)	(65)	$225.48	$181.79
Outstanding at December 29, 2019	1,700	271	$271.49	$258.66
Awarded	878	(78)	$329.83	$344.22
Vested	(655)	(117)	$239.19	$400.74
Cancelled	(202)	(76)	$273.13	$266.63
Outstanding at January 3, 2021	1,721	—	$313.35	$—
Awarded	259	456	$438.46	$471.63
Vested	(606)	(72)	$303.08	$492.55
Cancelled	(244)	(56)	$321.93	$475.38
Outstanding at January 2, 2022	1,130	328	$345.66	$466.42
_____________
(1)In connection with the GRAIL acquisition, replacement awards of 59,000 RSU were awarded to GRAIL employees in 2021.
(2)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

Pre-tax intrinsic values and fair value of vested restricted stock was as follows:

In millions	2021	2020	2019
Pre-tax intrinsic value of outstanding restricted stock:
RSU	$430	$637	$565
PSU	$125	$—	$90

Fair value of restricted stock vested:
RSU	$247	$206	$210
PSU	$35	$47	$38

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options(1)	Weighted-Average Exercise Price
Outstanding at December 30, 2018	192	$54.52	—	$—
Exercised	(134)	$53.61	—	$—
Outstanding at December 29, 2019	58	$56.65	—	$—
Exercised	(48)	$56.16	—	$—
Outstanding at January 3, 2021	10	$59.11	—	$—
Granted	—	$—	48	$86.73
Exercised	(2)	$20.06	(21)	$86.72
Cancelled	—	$—	(10)	$89.63
Outstanding at January 2, 2022	8	$66.42	17	$85.54
_____________
(1)In connection with the GRAIL acquisition, we issued replacement performance stock options to GRAIL employees in 2021. The number of units reflect awards that have been granted and for which it is assumed to be probable that the underlying performance goals will be achieved.

As of January 2, 2022, all outstanding options were exercisable. The aggregate intrinsic value of options outstanding and options exercisable as of January 2, 2022 was $3 million. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between our closing stock price per share on the last trading day of the fiscal period, which was $380.44 as of December 31, 2021, and the exercise price. Total intrinsic value of options exercised was $1 million, $14 million, and $34 million in 2021, 2020, and 2019, respectively. The weighted-average remaining life of options outstanding and exercisable was 1.4 years as of January 2, 2022.

There were no outstanding performance stock options exercisable as of January 2, 2022. The aggregate intrinsic value of performance stock options outstanding as of January 2, 2022 was $6 million and the total intrinsic value of performance stock options exercised was $6 million in 2021. Outstanding performance stock options, in general, have contractual terms of ten years from the respective grant dates.

Liability-Classified Awards

During 2021, we granted certain GRAIL employees cash-based equity incentive awards. The cash to be awarded may subsequently increase or decrease in direct correlation to changes in the enterprise fair value of GRAIL, as defined under the Cash-Based Equity Appreciation Award Plan. The awards generally have terms of four years and vest in four equal installments on each anniversary of the respective grant date, subject to continued employment through the vesting period. These awards are accounted for as liability-classified awards.

The aggregate grant date cash value for awards granted in 2021 was $218 million, of which, $42 million was forfeited in 2021. We recognized share-based compensation expense in 2021, with a corresponding liability as of January 2, 2022, included in accrued liabilities, of $11 million. As of January 2, 2022, approximately $173 million of total unrecognized compensation cost, which includes periodic estimated fair value adjustments, related to awards issued to date, was expected to be recognized over a weighted-average period of approximately 3.7 years.

Additionally, in connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of January 2, 2022, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the consolidated financial statements to-date. We assess the probability of achieving the performance conditions associated with the award on a quarterly basis at each reporting period.

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

Approximately 0.2 million shares were issued under the ESPP during each of the years in 2021, 2020, and 2019. As of January 2, 2022 and January 3, 2021, there were approximately 13.1 million and 13.3 million shares available for issuance under the ESPP, respectively.

Share Repurchases

We did not repurchase any shares during 2021. During 2020 and 2019, we repurchased approximately 2.3 million shares for $735 million and 1.1 million shares for $324 million, respectively. As of January 2, 2022, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Share-Based Compensation

Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our consolidated statements of income was as follows:

In millions	2021	2020	2019
Cost of product revenue	$23	$21	$19
Cost of service and other revenue	4	4	4
Research and development	276	74	66
Selling, general and administrative	638	95	105
Share-based compensation expense, before taxes	941	194	194
Related income tax benefits	(64)	(43)	(41)
Share-based compensation expense, net of taxes	$877	$151	$153

In connection with the acquisition of GRAIL, we recognized share-based compensation expense of $615 million in 2021 related to the fair value of accelerated equity awards attributable to the post-combination period, of which $167 million was recorded in research and development expense and $448 million in selling, general and administrative expense. We also recognized $24 million of expense in 2021 related to the replacement awards.

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

Additionally, in August 2020, we modified the performance period for our performance stock units granted in 2018, which vested at the end of the three-year period ended January 3, 2021. This modification affected 49 employees and resulted in total incremental share-based compensation cost of approximately $47 million in 2020.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

	2021	2020	2019
Risk-free interest rate	0.06% - 0.12%	0.11% - 2.04%	1.88% - 2.56%
Expected volatility	37% - 47%	30% - 45%	30% - 38%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$134.47	$75.57	$75.47

As of January 2, 2022, approximately $442 million of total unrecognized compensation cost related to restricted stock, performance stock options and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.1 years.

7. SUPPLEMENTAL BALANCE SHEET AND STATEMENT OF INCOME DETAILS
Accounts Receivable

in millions	January 2, 2022	January 3, 2021
Trade accounts receivable, gross	$651	$491
Allowance for credit losses	(3)	(4)
Total accounts receivable, net	$648	$487

Inventory

in millions	January 2, 2022	January 3, 2021
Raw materials	$92	$106
Work in process	312	244
Finished goods	27	22
Total inventory	$431	$372

Property and Equipment

in millions	January 2, 2022	January 3, 2021
Leasehold improvements	$724	$645
Machinery and equipment	513	461
Computer hardware and software	377	305
Furniture and fixtures	49	46
Buildings	44	44
Construction in progress	113	99
Total property and equipment, gross	1,820	1,600
Accumulated depreciation	(796)	(678)
Total property and equipment, net	$1,024	$922

Property and equipment, net included non-cash expenditures of $17 million, $22 million and $20 million in 2021, 2020, and 2019, respectively, which were excluded from the consolidated statements of cash flows.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued Liabilities

in millions	January 2, 2022	January 3, 2021
Accrued compensation expenses	$252	$153
Contract liabilities, current portion	234	186
Accrued taxes payable	98	68
Operating lease liabilities, current portion	71	51
Contingent consideration liabilities, current portion	1	—
Other, including warranties (a)	105	83
Total accrued liabilities	$761	$541

(a) Changes in the reserve for product warranties were as follows:

in millions
Balance as of December 30, 2018	$19
Additions charged to cost of product revenue	20
Repairs and replacements	(25)
Balance as of December 29, 2019	14
Additions charged to cost of product revenue	20
Repairs and replacements	(21)
Balance as of January 3, 2021	13
Additions charged to cost of product revenue	33
Repairs and replacements	(24)
Balance as of January 2, 2022	$22

Other Income, Net

in millions	2021	2020	2019
Gain on previously held investment in GRAIL	$899	$—	$—
Gain on exchange of GRAIL contingent value rights	86	—	—
Gain (loss) on Helix contingent value right	30	7	(1)
Gain (loss) on derivative assets related to terminated acquisition	26	(25)	—
Gains on strategic investments, net	18	291	62
Gains on deconsolidations	—	—	54
Other	9	11	(5)
Other income, net	$1,068	$284	$110

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction, and we await the court’s judgment. We intend to vigorously challenge the European Commission’s assertion of jurisdiction.

BGI Genomics Co. Ltd. and its Affiliates

We are involved in lawsuits against BGI Genomics Co. Ltd (BGI) and its affiliates, including Complete Genomics, Inc. (CGI), in the United States and elsewhere.

On June 27, 2019, we filed suit against BGI in the United States District Court for the Northern District of California, alleging that certain BGI sequencing products infringe our U.S. Patent No. 7,566,537 (‘537 patent) and U.S. Patent No. 9,410,200 (‘200 patent). BGI has denied our claims and has counterclaimed that our technology infringes U.S. Patent No. 9,944,984 (‘984 patent). We deny their allegations. On February 27, 2020, we filed a second patent infringement suit against BGI in the United States District Court for the Northern District of California alleging that BGI sequencing products infringed U.S. Patent 7,771,973 (‘973 patent), U.S. Patent 7,541,444 (‘444 patent), and U.S. Patent 10,480,025 (‘025 patent). On June 15, 2020, the Court granted our motions requesting preliminary injunctions against BGI, finding that our patents were likely valid and infringed by BGI’s chemistries. The injunction prohibits the sale of BGI’s sequencers and sequencing reagents in the US. On December 9, 2020, BGI filed a motion to amend its answer to our second suit to include allegations that the ‘444 and ‘937 patents are unenforceable under the doctrine of unequitable conduct; we deny BGI’s allegations. As of April 12, 2021, BGI is seeking approximately $54 million in alleged damages and an ongoing royalty of 3.6% on sales of the accused products by us in the United States until the ‘984 patent expires on June 13, 2026. We deny that we owe any damages or ongoing royalty. On August 27, 2021, and September 9, 2021, the Court issued its decisions on the summary judgment motions: (i) the Court granted our motion for summary judgment that we do not infringe BGI’s ‘984 patent; (ii) the Court granted our motion for summary judgment that our ‘444 and ‘973 patents are not unenforceable; (iii) the Court granted our motion for summary judgment that BGI’s standard MPS products infringe all of our patents-in-suit: (iv) the Court granted our motion for summary judgment that BGI’s “Cool MPS” sequencing products infringe the ‘973 and ‘444 patents, and granted BGI’s motion for summary judgment that BGI’s “Cool MPS” sequencing products do not infringe the ‘025 patent; and (v) the Court denied BGI’s motion for summary judgment that our ‘973 patent is invalid for lack of written description and enablement. Trial began on November 12, 2021, and the jury rendered a verdict on November 30, 2021. The jury found that the ‘537, ‘200, ‘973 patents and claims 9, 27, 31, 33, 34, 42, 47 of the ‘025 patent are valid and were willfully infringed by BGI. The jury also ruled that the claim 4 of the ‘444 patent and Claim 1 of the ‘025 patent were invalid as obvious. The jury awarded the Company $8 million in damages. A hearing on post-trial briefing is scheduled for March 2, 2022.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
They also allege that our infringement claims of the ‘025 against BGI’s “CoolMPS” chemistry were objectively baseless. The Company denies the allegations in the complaint. On March 30, 2021, the Court stayed the antitrust case pending resolution of the underlying patent infringement suit taking place in the same court.

On May 28, 2019, CGI filed suit against us in the United States District Court for the District of Delaware alleging that our two-channel sequencing systems, including the NovaSeq, NextSeq, and MiniSeq systems, infringe certain claims of U.S. Patent No. 9,222,132. We have denied CGI’s allegations and have counterclaimed for infringement by CGI, BGI Americas Corp., and MGI Americas, Inc. of U.S. Patent No. 9,303,290, U.S. Patent No. 9,217,178, and U.S. Patent No. 9,970,055. On August 15, 2019, CGI filed a motion to dismiss our counterclaims. On August 29, 2019, we filed our Opposition to the Motion to Dismiss. The Court denied and granted the motion in part, denying the motion as to our claims for inducing infringement and granting it for contributory infringement. The Court gave us leave to file an amended complaint to attempt to cure the alleged deficiencies as to contributory infringement. On July 1, 2020, CGI amended its complaint to add claims of infringement of U.S. Patent No. 10,662,473 by our two-channel sequencing systems. We deny these allegations. As of May 12, 2021, CGI is seeking $225 million in alleged past damages and an average ongoing royalty of 5.5% on sales of the accused two-channel sequencing instruments and chemistry in the U.S. until the patents-in-suit expire on January 28, 2029. We deny that we owe any damages or ongoing royalty. On October 22, 2021, pursuant to the Court’s local rules, the Company sought leave to file a motion for summary judgment of non-infringement of the CGI patents-in-suit. CGI sought leave to file a motion for summary judgment against the Company’s invalidity defense based on prior invention. On January 14, 2022, the Court denied the Company and CGI’s motions for leave to file for summary judgment. Trial is scheduled to begin April 18, 2022.

We will continue to pursue our claims against BGI and CGI, and vigorously defend against BGI’s and CGI’s claims. We currently cannot estimate any possible loss or range of loss that may result from BGI’s and CGI’s claims against us.

9. INCOME TAXES
Income (loss) before income taxes summarized by region was as follows:

In millions	2021	2020	2019
United States	$(115)	$313	$242
Foreign	999	543	876
Total income before income taxes	$884	$856	$1,118

The provision for income taxes consisted of the following:

In millions	2021	2020	2019
Current:
Federal	$54	$25	$32
State	37	13	7
Foreign	107	45	84
Total current provision	$198	$83	$123
Deferred:
Federal	$(50)	$30	$1
State	(23)	94	(1)
Foreign	(3)	(7)	5
Total deferred (benefit) expense	(76)	117	5
Total tax provision	$122	$200	$128

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

In millions	2021	2020	2019
Tax at federal statutory rate	$186	$180	$235
State, net of federal benefit	13	19	18
Research and other credits	(23)	(19)	(37)
Change in valuation allowance	33	69	(2)
Impact of foreign operations	(80)	(47)	(57)
Impact of foreign derived intangible income (FDII) deduction	(12)	(11)	(4)
Cost sharing adjustment	—	28	—
Investments in consolidated variable interest entities	—	(2)	(5)
Stock compensation	(10)	(18)	(20)
Officer compensation	13	7	5
Impact of acquisition related items	(16)	—	—
Other	18	(6)	(5)
Total tax provision	$122	$200	$128

We have elected to account for the global intangible low-taxed income (GILTI) as a period cost in our consolidated financial statements.

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 21%. The most significant tax benefits from foreign operations were from our earnings in Singapore and the United Kingdom, which had statutory tax rates of 17% and 19%, respectively, in 2021. The impact of foreign operations also includes the impact of GILTI and the U.S. foreign tax credit impact of non-U.S. earnings and uncertain tax positions related to foreign items.

The impact of acquisition related items includes the tax impact of the gain on our previously held investment in GRAIL, acquisition related compensation, continuation payments, transaction costs, and changes to the contingent value rights associated with the GRAIL acquisition.

On June 22, 2020, the Supreme Court denied petition for certiorari for Altera Corporation v. Commissioner. This effectively means the Ninth Circuit decision that stock-based compensation must be included in intercompany cost sharing is final. As a result, tax expense of $28 million was recorded in 2020.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of deferred tax assets and liabilities were as follows:

In millions	January 2, 2022	January 3, 2021
Deferred tax assets:
Net operating losses	$513	$26
Tax credits	128	70
Other accruals and reserves	39	21
Stock compensation	23	17
Other amortization	225	17
Operating lease liabilities	173	156
Other	36	53
Total gross deferred tax assets	1,137	360
Valuation allowance on deferred tax assets	(134)	(81)
Total deferred tax assets	$1,003	$279
Deferred tax liabilities:
Purchased intangible amortization	$(828)	$(27)
Convertible debt	(11)	(20)
Property and equipment	(21)	(34)
Operating lease right-of-use assets	(129)	(108)
Investments	(29)	(137)
Other	(12)	(6)
Total deferred tax liabilities	(1,030)	(332)
Deferred tax liabilities, net	$(27)	$(53)
A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including operating results and forecasted ranges of future taxable income. Based on the available evidence as of January 2, 2022, we were not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $134 million was recorded against certain U.S. and foreign deferred tax assets, of which $20 million was recorded as an adjustment to goodwill as a result of acquisitions that occurred in 2021.

As of January 2, 2022, we had net operating loss carryforwards for federal and state tax purposes of $1,873 million and $1,290 million, respectively, which will begin to expire in 2022 and 2029, respectively, unless utilized prior. We also had federal and state tax credit carryforwards of $50 million and $165 million, which will begin to expire in 2036 and 2027, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of January 2, 2022 are net of any previous limitations due to Section 382 and 383.

Our manufacturing operations in Singapore operate under various tax holidays and incentives that begin to expire in 2023. These tax holidays and incentives resulted in an $82 million, $30 million, and $33 million decrease to the provision for income taxes in 2021, 2020, and 2019, respectively. These tax holidays and incentives resulted in an increase in diluted earnings per share attributable to Illumina stockholders of $0.55, $0.20, and $0.22, in 2021, 2020, and 2019, respectively.

As of January 2, 2022, we asserted that $1,067 million of foreign earnings would not be indefinitely reinvested, and accordingly, recorded a deferred tax liability of $11.5 million.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gross amount of our uncertain tax positions:

In millions	January 2, 2022	January 3, 2021	December 29, 2019
Balance at beginning of year	$80	$79	$88
Increases related to prior year tax positions	19	2	1
Decreases related to prior year tax positions	(1)	—	—
Increases related to current year tax positions	39	12	12
Decreases related to lapse of statute of limitations	(6)	(13)	(22)
Balance at end of year	$131	$80	$79
Included in the balance of uncertain tax positions as of January 2, 2022 and January 3, 2021, was $111 million and $68 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. We recognized expense of $1 million in 2021, and income of $1 million and $3 million in 2020 and 2019, respectively, related to potential interest and penalties on uncertain tax positions. We recorded a liability for potential interest and penalties of $7 million and $6 million as of January 2, 2022 and January 3, 2021, respectively.

Tax years 1997 to 2020 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. The Internal Revenue Service continues to examine the U.S. Corporation Income Tax Returns for tax years 2017 and 2018. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. Due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

10. EMPLOYEE BENEFIT PLANS
Retirement Plan

We have a 401(k) savings plan covering substantially all of our employees in the United States. Our contributions to the plan are discretionary. During 2021, 2020, and 2019, we made matching contributions of $26 million, $22 million, and $20 million, respectively.

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

We also established a rabbi trust for the benefit of the participants under the Plan and have included the assets of the rabbi trust in the consolidated balance sheets. As of January 2, 2022 and January 3, 2021, the assets of the trust were $60 million and $55 million, respectively, and our liabilities were $56 million and $51 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other income, net in the consolidated statements of income, and changes in the values of the deferred compensation liabilities are recorded in cost of revenue or operating expenses.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. SEGMENTS AND GEOGRAPHIC DATA
Reportable Segment Information

We have two reportable segments, Core Illumina and GRAIL. We do not allocate expenses between segments.

On August 18, 2021, we acquired GRAIL and it operates as a separate reportable segment. We have included the results of operations of GRAIL in our consolidated statements of operations from the date of acquisition. See note “4. Acquisitions, Goodwill and Intangible Assets” for further details. Core Illumina sells products and provides services to GRAIL, and vice versa, in accordance with contractual agreements between the entities.

Prior to the Helix deconsolidation on April 25, 2019, our reportable segments included Core Illumina and Helix. See note “3. Investments and Fair Value Measurements” for further details. Core Illumina sold products and provided services to Helix in accordance with contractual agreements between the entities.

Core Illumina:

Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of GRAIL in 2021 and the results of our previously consolidated VIE, Helix, in 2019.

GRAIL:

GRAIL is a healthcare company focused on early detection of multiple cancers.

Helix:

Helix was established to enable individuals to explore their genetic information by providing affordable sequencing and database services for consumers through third-party partners, driving the creation of an ecosystem of consumer applications.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In millions	2021	2020	2019
Revenue:
Core Illumina	$4,519	$3,239	$3,543
GRAIL	12	—	—
Helix	—	—	1
Eliminations	(5)	—	(1)
Consolidated revenue	$4,526	$3,239	$3,543

Depreciation and amortization:
Core Illumina	$200	$187	$186
GRAIL	51	—	—
Helix	—	—	3
Eliminations	—	—	(1)
Consolidated depreciation and amortization	$251	$187	$188

Income (loss) from operations:
Core Illumina	$808	$580	$1,008
GRAIL	(931)	—	—
Helix	—	—	(24)
Eliminations	—	—	1
Consolidated (loss) income from operations	$(123)	$580	$985

Total other income, net primarily relates to Core Illumina and we do not allocate income taxes to our segments.

In millions	January 2, 2022	January 3, 2021	December 29, 2019
Total assets:
Core Illumina	$5,571	$7,585	$7,316
GRAIL	9,649	—	—
Helix	—	—	—
Eliminations	(3)	—	—
Consolidated total assets	$15,217	$7,585	$7,316

Capital expenditures:
Core Illumina	$201	$189	$209
GRAIL	8	—	—
Eliminations	(1)	—	—
Consolidated capital expenditures	$208	$189	$209

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Data

Net long-lived assets, consisting of property and equipment and operating lease right-of-use assets, by region, were as follows:

In millions	January 2, 2022	January 3, 2021
United States	$1,281	$1,134
Singapore	218	150
United Kingdom	146	141
Other countries	51	29
Total net long-lived assets	$1,696	$1,454
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

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of January 2, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the fourth quarter of 2021, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting for the fiscal year in which the acquisition occurred. Our management’s evaluation of internal controls over financial reporting excluded the internal control activities of GRAIL Inc, which we acquired on August 18, 2021, as discussed in Note 7, “Business Combinations”, of the Notes to the Consolidated Financial Statements. We have included the financial results of GRAIL in the consolidated financial statements from the date of acquisition. GRAIL’s business constitutes 3% of total assets and 6% of total operating expenses of Illumina’s consolidated financial statement amounts, excluding any purchase price acquisition costs, as of, and for the year ended January 2, 2022. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2022.

The effectiveness of our internal control over financial reporting as of January 2, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Illumina, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Illumina, Inc.’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Illumina, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GRAIL, Inc., which is included in the 2021 consolidated financial statements of the Company and constituted 3% of total assets, as of January 2, 2022 and 6% of total operating expenses, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GRAIL, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Illumina, Inc. as of January 2, 2022 and January 3, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2022, and the related notes and our report dated February 18, 2022, expressed an unqualified opinion thereon.

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
February 18, 2022

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

Executive Officers

Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

Corporate Governance

Section 16(a) of the Exchange Act

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

Audit Committee Financial Expert

Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

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

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC no later than May 2, 2022.

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

Index to Exhibits

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC and GRAIL, Inc.	8-K	001-35406	2.1	9/21/2020
2.2	Amendment, dated as of February 5, 2021 to the Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC, and GRAIL, Inc.	8-K	001-35406	2.1	2/5/2021
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-35406	3.3	7/31/2019
3.2	Amended and Restated Bylaws	10-Q	001-35406	3.4	10/25/2019
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of June 11, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.2	6/11/2014
4.3	First Supplemental Indenture related to the 0.5% Convertible Senior Notes due 2021, dated as of August 27, 2014, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-35406	4.1	10/29/2014
4.4	Indenture related to the 0% Convertible Senior Notes due 2023, dated as of August 21, 2018, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	8/21/2018
4.5	Description of Illumina, Inc.’s securities registered pursuant to Section 12 of the Exchange Act of 1934	10-K	001-35406	4.5	2/17/2021
4.6	Indenture related to the 0.55% notes due 2023 and 2.55% notes due 2031 dated as of March 12, 2021, between Illumina and U.S. Bank National Association, as trustee.	S-3	333-54195	4.6	3/12/2021
4.7	Form of Officer’s Certificate setting forth the terms and forms of the 2023 Notes and 2031 Notes.	8-K	001-35406	4.2	3/22/2021
4.8	Contingent Value Rights Agreement by and among Illumina, Inc., Computeshare Trust Company, N.A., as Trustee and Shareholder Representative Services LLC dated as of August 18, 2021	8-K	001-35406	4.1	8/18/2021
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Amended and Restated Change in Control Severance Agreement between Illumina and Jay T Flatley, dated October 22, 2008	10-K	000-30361	10.33	2/26/2009
+10.3	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009

+10.4	2000 Employee Stock Purchase Plan, as amended and restated through April 29, 2020	10-Q	001-35406	10.4	8/7/2020
+10.5	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.6	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.7	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.7	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.8	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.9	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.10	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
+10.11	2015 Stock and Incentive Plan	10-K	001-35406	10.11	2/13/2018
+10.12	Form of Restricted Stock Unit Agreement for Employees Under 2015 Stock and Incentive Plan	10-K	001-35406	10.12	2/13/2018
10.13	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.14	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.15	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.16	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.17	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
10.18	Amended and Restated Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.18	2/13/2018
+10.19	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.20	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015
10.21	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015
10.22	First Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 21, 2016	10-K	001-35406	10.22	2/13/2018

10.23	Second Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 17, 2017	10-K	001-35406	10.23	2/13/2018
10.24	Third Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of August 28, 2017 (with certain confidential portions omitted)	10-K	001-35406	10.24	2/13/2018
10.25	Fourth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of March 15, 2018	10-K	001-35406	10.25	2/11/2020
10.26	Fifth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 12, 2019 (with certain confidential portions omitted)	10-K	001-35406	10.25	2/11/2020
10.27	Sixth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of May 8, 2020 (with certain confidential portions omitted)	10-Q	001-35406	10.1	10/30/2020
10.28	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.29	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015	10-K	001-35406	10.29	3/2/2016
10.30	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016	10-K	001-35406	10.30	3/2/2016
10.31	Fourth Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated April 14, 2016	10-K	001-35406	10.28	2/14/2017
10.32	Second Amendment to Lease between BMR-Lincoln Center LP and Illumina dated August 15, 2016	10-K	001-35406	10.29	2/14/2017
10.33	Deed of Variation to the Agreement for Lease between Granta Park Jco 1 Limited and Illumina dated October 24, 2016	10-K	001-35406	10.30	2/14/2017
10.33	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina dated January 18, 2018	10-Q	001-35406	10.10	4/25/2018
10.34	Selling Investor Support Agreement dated as of September 20, 2020, among Illumina, Inc. and each of the stockholders party thereto*	8-K	001-35406	10.01	9/21/2020
10.35	Commitment Letter dated as of September 20, 2020, between Illumina, Inc. and Goldman Sachs Bank USA*	8-K	001-35406	10.02	9/21/2020
10.36+	Form of Insurance Matters Agreement	10-Q	001-35406	10.1	11/5/2021
10.37	Credit Agreement, dated as of March 8, 2021, by and among the Company, as the borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	8-K	001-35406	10.1	3/8/2021

10.38	Underwriting Agreement, dated March 16, 2021, between the Company and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein.	8-K	001-35406	1.1	3/22/2021
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Sam A. Samad pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Sam A. Samad pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
_______________________________________

+	Management contract or corporate plan or arrangement
Supplemental Information

No Annual Report to stockholders or proxy materials has been furnished to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders after the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

FORM 10-K CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2022.

ILLUMINA, INC.

By	/s/ FRANCIS A. DESOUZA
Francis A. deSouza President and Chief Executive Officer

February 18, 2022
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

/s/ FRANCIS A. DESOUZA	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2022
Francis A. deSouza

/s/ SAM A. SAMAD	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Sam A. Samad

/s/ JOSE TORRES	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2022
Jose Torres

/s/ JOHN W. THOMPSON	Chairman of the Board of Directors	February 18, 2022
John W. Thompson

/s/ FRANCES ARNOLD	Director	February 18, 2022
Frances Arnold, Ph.D.

/s/ CAROLINE D. DORSA	Director	February 18, 2022
Caroline D. Dorsa

/s/ ROBERT S. EPSTEIN	Director	February 18, 2022
Robert S. Epstein, M.D.

/s/ SCOTT GOTTLIEB	Director	February 18, 2022
Scott Gottlieb, M.D.

/s/ GARY S. GUTHART	Director	February 18, 2022
Gary S. Guthart, Ph.D.

/s/ PHILIP W. SCHILLER	Director	February 18, 2022
Philip W. Schiller

/s/ SUSAN E. SIEGEL	Director	February 18, 2022
Susan E. Siegel