Form 10-Q
period 2022-04-03
ILLUMINA, INC.
filed 2022-05-05
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 3, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 29, 2022, there were 157.1 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 3, 2022

See “Form 10-Q Cross-Reference Index” within Other Key Information for a cross-reference to the parts and items requirements of the Securities and Exchange Commission Quarterly Report on Form 10-Q.

2

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
•our expectations regarding the outcome of the legal and regulatory proceedings related to our acquisition of GRAIL, Inc. (GRAIL) and other actions that may be taken or pursued by the European Commission, the Federal Trade Commission and/or other governmental or regulatory authorities in connection with such acquisition;
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
3

•our ability to develop and commercialize our instruments and consumables, to deploy new products, services, and applications, and to expand the markets for our technology platforms;
•our ability to manufacture robust instrumentation and consumables;
•our ability to identify and acquire technologies and integrate them into our products or businesses successfully;
•risks and uncertainties regarding the legal and regulatory proceedings relating to our acquisition of GRAIL and our ability to achieve the expected benefits of such acquisition and other actions that may be taken or pursued by the European Commission, the Federal Trade Commission and/or other governmental or regulatory authorities in connection with such acquisition;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, or in information disclosed in public conference calls, the date and time of which are released beforehand.
Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation, and do not intend, to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, or to review or confirm analysts’ expectations, or to provide interim reports or updates on the progress of any current financial quarter, in each case whether as a result of new information, future developments, or otherwise.
4

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 3, 2022	January 2, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,351	$1,232
Short-term investments	65	107
Accounts receivable, net	614	648
Inventory, net	465	431
Prepaid expenses and other current assets	260	295
Total current assets	2,755	2,713
Property and equipment, net	1,034	1,024
Operating lease right-of-use assets	706	672
Goodwill	7,113	7,113
Intangible assets, net	3,209	3,250
Other assets	457	445
Total assets	$15,274	$15,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291	$332
Accrued liabilities	700	761
Term notes, current portion	499	—
Total current liabilities	1,490	1,093
Operating lease liabilities	803	774
Term notes	495	993
Convertible senior notes	746	702
Other long-term liabilities	845	915
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	8,957	8,938
Accumulated other comprehensive income	18	17
Retained earnings	5,632	5,485
Treasury stock, at cost	(3,714)	(3,702)
Total stockholders’ equity	10,895	10,740
Total liabilities and stockholders’ equity	$15,274	$15,217
See accompanying notes to condensed consolidated financial statements.

5

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	April 3, 2022	April 4, 2021
Revenue:
Product revenue	$1,070	$953
Service and other revenue	153	140
Total revenue	1,223	1,093
Cost of revenue:
Cost of product revenue	299	265
Cost of service and other revenue	69	58
Amortization of acquired intangible assets	40	6
Total cost of revenue	408	329
Gross profit	815	764
Operating expense:
Research and development	323	197
Selling, general and administrative	308	374
Total operating expense	631	571
Income from operations	184	193
Other income (expense):
Interest income	—	1
Interest expense	(6)	(19)
Other expense, net	(38)	(6)
Total other expense, net	(44)	(24)
Income before income taxes	140	169
Provision for income taxes	54	22
Net income	$86	$147
Earnings per share:
Basic	$0.55	$1.01
Diluted	$0.55	$1.00
Shares used in computing earnings per share:
Basic	157	146
Diluted	159	147
See accompanying notes to condensed consolidated financial statements.

6

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net income	$86	$147
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	1	7
Total comprehensive income	$87	$153
See accompanying notes to condensed consolidated financial statements.

7

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of January 3, 2021	195	$2	$3,815	$2	$4,723	(49)	$(3,848)	$4,694
Net income	—	—	—	—	147	—	—	147
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	7	—	—	—	7
Issuance of common stock, net of repurchases	—	—	31	—	—	—	(24)	7
Share-based compensation	—	—	68	—	—	—	—	68
Balance as of April 4, 2021	195	2	3,914	8	4,870	(49)	(3,872)	4,922
Net income	—	—	—	—	185	—	—	185
Issuance of common stock, net of repurchases	1	—	—	—	—	—	(6)	(6)
Share-based compensation	—	—	79	—	—	—	—	79
Balance as of July 4, 2021	196	2	3,993	8	5,055	(49)	(3,878)	5,180
Net income	—	—	—	—	317	—	—	317
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	5	—	—	—	5
Issuance of common stock, net of repurchases	—	—	28	—	—	—	(2)	26
GRAIL acquisition	—	—	4,749	—	—	10	237	4,986
Share-based compensation	—	—	79	—	—	—	—	79
Balance as of October 3, 2021	196	2	8,849	13	5,372	(39)	(3,643)	10,593
Net income	—	—	—	—	113	—	—	113
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	4	—	—	—	4
Issuance of common stock, net of repurchases	1	—	1	—	—	(1)	(59)	(58)
Exchange of GRAIL contingent value rights	—	—	2	—	—	—	—	2
Share-based compensation	—	—	86	—	—	—	—	86
Balance as of January 2, 2022	197	$2	$8,938	$17	$5,485	(40)	$(3,702)	$10,740
See accompanying notes to condensed consolidated financial statements.

8

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of January 2, 2022	197	$2	$8,938	$17	$5,485	(40)	$(3,702)	$10,740
Net income	—	—	—	—	86	—	—	86
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	—	33	—	—	—	(12)	21
Share-based compensation	—	—	79	—	—	—	—	79
Cumulative-effect adjustment from adoption of ASU 2020-06, net of deferred tax	—	—	(93)	—	61	—	—	(32)
Balance as of April 3, 2022	197	$2	$8,957	$18	$5,632	(40)	$(3,714)	$10,895
See accompanying notes to condensed consolidated financial statements.
9

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Net income	$86	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50	41
Amortization of intangible assets	41	7
Share-based compensation expense	92	67
Accretion of debt discount on convertible senior notes	—	10
Deferred income taxes	(21)	(79)
Net losses on strategic investments	44	41
Gain on Helix contingent value right	(5)	(10)
Gain on derivative assets related to terminated acquisition	—	(26)
Change in fair value of contingent consideration liability	(49)	—
Other	(1)	22
Changes in operating assets and liabilities:
Accounts receivable	31	(39)
Inventory	(34)	8
Prepaid expenses and other current assets	11	7
Operating lease right-of-use assets and liabilities, net	(3)	(3)
Other assets	6	(4)
Accounts payable	(39)	(8)
Accrued liabilities	(45)	105
Other long-term liabilities	8	(4)
Net cash provided by operating activities	172	282
Cash flows from investing activities:
Maturities of available-for-sale securities	—	331
Purchases of available-for-sale securities	—	(77)
Sales of available-for-sale securities	—	1,031
Cash received for derivative assets related to terminated acquisition	—	52
Purchases of property and equipment	(61)	(42)
Purchases of strategic investments	(13)	(3)
Sales of strategic investments	—	84
Net cash (used in) provided by investing activities	(74)	1,376
Cash flows from financing activities:
Net proceeds from issuance of debt	—	988
Payments on convertible senior notes	—	(27)
Taxes paid related to net share settlement of equity awards	(12)	(24)
Proceeds from issuance of common stock	33	31
Net cash provided by financing activities	21	968
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Net increase in cash and cash equivalents	119	2,623
Cash and cash equivalents at beginning of period	1,232	1,810
Cash and cash equivalents at end of period	$1,351	$4,433
See accompanying notes to condensed consolidated financial statements.
10

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
On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. The acquisition is subject to ongoing legal proceedings and GRAIL is currently being held and operated as a separate company, with oversight provided by an appointed, independent monitoring trustee during the European Commission’s ongoing merger review. Refer to note “7. Legal Proceedings” for additional details. We have included the financial results of GRAIL in our condensed consolidated financial statements from the date of acquisition. There have been no adjustments to the purchase price allocation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. We are still finalizing the allocation of the purchase price as additional information is received to complete our analysis and certain tax returns are finalized. In addition, GRAIL is a separate reportable segment. Refer to note “9. Segment Information” for additional details.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended January 2, 2022, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to form our critical accounting estimates. Actual results could differ from those estimates.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q1 2022 and Q1 2021 refer to the three months ended April 3, 2022 and April 4, 2021, respectively, which were both 13 weeks.
11

Significant Accounting Policies
During Q1 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, except as described in Recently Adopted Accounting Pronouncements below.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted earnings per share. Specifically, the guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments and requires the use of the if-converted method to calculate diluted earnings per share. We adopted the standard on its effective date in the first quarter of 2022 using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings on January 3, 2022. We did not restate prior periods. As a result of the adoption, we increased our convertible senior notes and retained earnings, on January 3, 2022, by $43 million and $61 million, respectively, and decreased our deferred tax liabilities, included in other long-term liabilities on the condensed consolidated balance sheets, and additional paid-in capital by $11 million and $93 million, respectively. Interest expense recognized in future periods will be reduced as a result of accounting for our convertible senior notes as a single liability measured at amortized cost. In addition, as a result of the adoption, diluted earnings per share decreased by less than $0.01 for Q1 2022. See note “4. Debt” for additional details on the adoption of ASU 2020-06.
Earnings per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.
Potentially dilutive common shares consist of shares issuable under convertible senior notes and equity awards. On January 3, 2022, we adopted ASU 2020-06. As a result, beginning in Q1 2022, we utilize the if-converted method to calculate the impact of convertible senior notes on diluted earnings per share. Prior to the adoption of ASU 2020-06, we applied the treasury stock method when calculating the potential dilutive effect, if any, of convertible senior notes which we intended to settle or have settled in cash the principal outstanding. Under the treasury stock method, convertible senior notes had a dilutive impact when the average market price of our common stock exceeded the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares. For Q1 2022 and Q1 2021, we did not have any potentially dilutive common shares from equity awards.
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q1 2022	Q1 2021
Weighted average shares outstanding	157	146
Effect of potentially dilutive common shares from:
Convertible senior notes	2	1
Weighted average shares used in calculating diluted earnings per share	159	147
12

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
Revenue by Source

	Q1 2022			Q1 2021
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$778	$75	$853	$695	$79	$774
Instruments	211	6	217	176	3	179
Total product revenue	989	81	1,070	871	82	953
Service and other revenue	120	33	153	108	32	140
Total revenue	$1,109	$114	$1,223	$979	$114	$1,093
Revenue by Geographic Area

Based on region of destination (in millions)	Q1 2022	Q1 2021
Americas	$648	$562
Europe, Middle East, and Africa	316	305
Greater China(1)	127	127
Asia-Pacific	132	99
Total revenue	$1,223	$1,093
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of April 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,276 million, of which approximately 91% is expected to be converted to revenue in the next twelve months, approximately 6% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $16 million as of April 3, 2022 and January 2, 2022, which were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of April 3, 2022 and January 2, 2022 were $293 million and $297 million, respectively, of which the short-term portions of $232 million and $234 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q1 2022 included $106 million of previously deferred revenue that was included in contract liabilities as of January 2, 2022.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of April 3, 2022 and January 2, 2022, the fair value of our marketable equity securities totaled $65 million and $107 million, respectively.
Net losses recognized in other expense, net on our marketable equity securities were as follows:

In millions	Q1 2022	Q1 2021
Net losses recognized during the period on marketable equity securities	$(42)	$(72)
Less: Net losses recognized during the period on marketable equity securities sold during the period	—	14
Net unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(42)	$(58)
Non-Marketable Equity Securities
As of April 3, 2022 and January 2, 2022, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $41 million and $40 million, respectively.
Revenue recognized from transactions with our strategic investees was $30 million and $13 million for Q1 2022 and Q1 2021, respectively.
Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $14 million and up to $110 million, respectively, remained callable as of April 3, 2022. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $183 million and $173 million as of April 3, 2022 and January 2, 2022, respectively. We recorded an unrealized loss of $2 million and an unrealized gain of $33 million in Q1 2022 and Q1 2021, respectively, in other expense, net.
Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of the contingent value right resulted in unrealized gains of $5 million and $10 million in Q1 2022 and Q1 2021, respectively, which were included in other expense, net.
Derivative Assets Related to Terminated Acquisition
Pursuant to the Agreement and Plan of Merger (the PacBio Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) entered into in November 2018 and amended in September 2019 (Amendment No. 1 to the PacBio Merger Agreement) and the subsequent agreement to terminate the PacBio Merger Agreement (the Termination Agreement) entered into in January 2020, we made cash payments to PacBio of $18 million in Q4 2019 and $34 million in Q1 2020, respectively, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances was repayable, without interest, if, within two years of March 31, 2020, PacBio entered into a Change of Control Transaction or raised at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). In February 2021, PacBio entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million in aggregate principal amount of PacBio’s convertible notes. Pursuant to the PacBio Merger Agreement, PacBio repaid to us the $52 million of Continuation Advances and we recorded a gain of $26 million in Q1 2021, which was included in other expense, net.

Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	April 3, 2022				January 2, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$775	$—	$—	$775	$688	$—	$—	$688
Marketable equity securities	65	—	—	65	107	—	—	107
Helix contingent value right	—	—	70	70	—	—	65	65
Deferred compensation plan assets	—	57	—	57	—	60	—	60
Total assets measured at fair value	$840	$57	$70	$967	$795	$60	$65	$920
Liabilities:
Contingent consideration liability	$—	$—	$566	$566	$—	$—	$615	$615
Deferred compensation plan liability	—	54	—	54	—	56	—	56
Total liabilities measured at fair value	$—	$54	$566	$620	$—	$56	$615	$671
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
We elected the fair value option to measure the contingent value right received from Helix. The fair value of such contingent value right, included in other assets, is derived using a Monte Carlo simulation. Estimates and assumptions used in the Monte Carlo simulation include probabilities related to the timing and outcome of future financing and/or liquidity events, assumptions regarding collectibility and volatility, and an estimated equity value of Helix. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our condensed consolidated statements of income.

Changes in the estimated fair value of our contingent consideration liability during Q1 2022 were as follows:

In millions
Balance as of January 2, 2022	$615
Change in estimated fair value	(49)
Balance as of April 3, 2022(1) (2)	$566
_____________
(1)As of April 3, 2022, $565 million was included in other long-term liabilities, with remaining balance included in accrued liabilities.
(2)Covered Revenues for Q4 2021 were $10 million, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments in Q1 2022 were approximately $97,000; however, pursuant to the Contingent Value Rights Agreement, the Covered Revenue Payments were applied to reimburse us for certain expenses.

4. DEBT
Summary of Term Debt Obligations

In millions	April 3, 2022	January 2, 2022
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2023 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(6)	(7)
Net carrying amount of term notes	994	993
Less: current portion	(499)	—
Term notes, non-current	$495	$993
Fair value of term notes outstanding (Level 2)	$945	$996
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
The 2023 and 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually. Interest is payable on March 23 and September 23 of each year, beginning on September 23, 2021. The 2023 Term Notes, which were reclassified to short-term as of April 3, 2022, mature on March 23, 2023, and the 2031 Term Notes mature on March 23, 2031.
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
Interest expense recognized on the Term Notes was $4 million and $1 million in Q1 2022 and Q1 2021, respectively, which included amortization of debt discounts and issuance costs.

0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In millions	April 3, 2022	January 2, 2022
Principal amount outstanding	$750	$750
Unamortized debt discount and issuance costs	(4)	(48)
Net carrying amount of liability component, non-current	$746	$702
Carrying value of equity component, net of debt issuance costs	$—	$126
Fair value of convertible senior notes outstanding (Level 2)	$836	$854
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
At the time of issuance, the embedded conversion feature of the 2023 Convertible Notes was required to be bifurcated from the notes and accounted for as an equity instrument classified within stockholders’ equity. As a result, we recognized $126 million in additional paid-in capital in 2018, which was recorded as a debt discount and subsequently amortized to interest expense at an estimated effective rate, assuming no conversion option, of 3.7%. As of January 3, 2022, we adopted ASU 2020-06, which removed the requirement to separate the embedded conversion feature from the notes and requires the notes to be accounted for as a single liability measured at amortized cost. Accordingly, we reclassified the unamortized debt discount from additional paid-in capital to convertible senior notes in the condensed consolidated balance sheets on January 3, 2022. This resulted in an increase to our convertible senior notes and retained earnings of $43 million and $61 million, respectively, and a decrease to our deferred tax liabilities, included in other long-term liabilities, and additional paid-in capital of $11 million and $93 million, respectively.
Interest expense recognized on the 2023 Convertible Notes, which included amortization of debt issuance costs, was $1 million in Q1 2022. Interest expense recognized on the 2023 Convertible Notes in Q1 2021 was $7 million, which included amortization of the original debt discount and debt issuance costs. The 2023 Convertible Notes were not convertible as of April 3, 2022.

0.5% Convertible Senior Notes due 2021 (2021 Convertible Notes)
In June 2014, we issued $517 million aggregate principal amount of convertible senior notes due 2021 (2021 Convertible Notes). The 2021 Convertible Notes were partially converted in Q1 2021 with the remaining balance converted upon maturity on June 15, 2021. The excess of the conversion value over the principal amount was paid in 0.7 million shares of common stock. Interest expense recognized on the 2021 Convertible Notes, which included amortization of debt discount and issuance costs, was $4 million in Q1 2021. Our adoption of ASU 2020-06 on January 3, 2022 did not impact the accounting for the 2021 Convertible Notes since they were converted and repaid prior to the date of adoption.
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
As of April 3, 2022, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

5. STOCKHOLDERS’ EQUITY
As of April 3, 2022, approximately 1.9 million shares remained available for future grants under the 2015 Stock and Incentive Compensation Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 2, 2022	1,130	328	$345.66	$466.42
Awarded	996	194	$330.98	$329.57
Vested	(32)	—	$442.14	$—
Cancelled	(51)	(7)	$353.04	$446.38
Outstanding at April 3, 2022	2,043	515	$336.77	$415.16
_____________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options(1)	Weighted-Average Exercise Price
Outstanding at January 2, 2022	8	$66.42	17	$85.54
Granted	180	$330.25	—	$—
Outstanding at April 3, 2022	188	$318.73	17	$85.54
Exercisable at April 3, 2022	8	$66.42	—	$—
_____________
(1)The number of units reflect awards that have been granted and for which it is assumed to be probable that the underlying performance goals will be achieved.
Liability-Classified Awards
We grant cash-based equity incentive awards to GRAIL employees. The cash to be awarded may subsequently increase or decrease in direct correlation to changes in the enterprise fair value of GRAIL, as defined under the Cash-Based Equity Appreciation Award Plan.
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 2, 2022	$184
Granted	70
Cancelled	(13)
Outstanding at April 3, 2022	$241
Estimated liability as of April 3, 2022 (included in accrued liabilities)	$24
We recognized share-based compensation expense of $13 million in Q1 2022. As of April 3, 2022, approximately $217 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 3.6 years.

In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of April 3, 2022, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the condensed consolidated financial statements to-date.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During Q1 2022, approximately 0.1 million shares were issued under the ESPP. As of April 3, 2022, there were approximately 13.0 million shares available for issuance under the ESPP.
Share Repurchases
We did not repurchase any shares during Q1 2022. As of April 3, 2022, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of income was as follows:

In millions	Q1 2022	Q1 2021
Cost of product revenue	$6	$7
Cost of service and other revenue	1	1
Research and development	36	24
Selling, general and administrative	49	35
Share-based compensation expense before taxes	92	67
Related income tax benefits	(21)	(13)
Share-based compensation expense, net of taxes	$71	$54
In February 2021, we modified the metrics and reduced the maximum potential payouts for our performance stock units granted in 2019 and 2020. The PSU granted in 2019 vested on January 2, 2022 and the PSU granted in 2020 vests at the end of the three-year period ending on January 1, 2023. The modifications affected 52 employees with units granted in 2019, which resulted in total incremental share-based compensation expense of approximately $41 million, and 72 employees with units granted in 2020, which resulted in total incremental share-based compensation expense of approximately $65 million.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during Q1 2022 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.06% - 0.78%
Expected volatility	37% - 47%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$91.27

As of April 3, 2022, approximately $782 million of total unrecognized compensation cost related to restricted stock, stock options and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.6 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	April 3, 2022	January 2, 2022
Trade accounts receivable, gross	$617	$651
Allowance for credit losses	(3)	(3)
Total accounts receivable, net	$614	$648
Inventory

In millions	April 3, 2022	January 2, 2022
Raw materials	$170	$144
Work in process	340	333
Finished goods	32	32
Inventory, gross	542	509
Inventory reserve	(77)	(78)
Total inventory, net	$465	$431
Accrued Liabilities

In millions	April 3, 2022	January 2, 2022
Contract liabilities, current portion	$232	$234
Accrued compensation expenses	181	241
Accrued taxes payable	91	98
Operating lease liabilities, current portion	72	71
Liability-classified equity incentive awards	24	11
Other, including warranties (a)	100	106
Total accrued liabilities	$700	$761
(a) Changes in the reserve for product warranties were as follows:

In millions	Q1 2022	Q1 2021
Balance at beginning of period	$22	$13
Additions charged to cost of product revenue	6	8
Repairs and replacements	(7)	(6)
Balance at end of period	$21	$15
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

Derivative Financial Instruments
We are exposed to foreign exchange rate risks in the normal course of business and use derivative financial instruments to partially offset this exposure. We do not use derivative financial instruments for speculative or trading purposes. Foreign exchange contracts are carried at fair value in other current assets, other assets, accrued liabilities, or other long-term liabilities, as appropriate, on the condensed consolidated balance sheets.
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other expense, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of April 3, 2022, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of April 3, 2022 and January 2, 2022, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $458 million and $462 million, respectively.
We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other expense, net. As of April 3, 2022, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of April 3, 2022 and January 2, 2022, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $462 million and $450 million, respectively.

7. LEGAL PROCEEDINGS
We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the condensed consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows.
Acquisition of GRAIL
On March 30, 2021, the Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021, and live testimony concluded on September 24, 2021. On April 15, 2022, the parties filed their opening post-trial briefs and proposed findings. Reply briefs are due May 25, 2022. Closing arguments are scheduled for June 8, 2022. A decision by the administrative judge is currently due no later than September 2, 2022. We intend to vigorously defend the FTC action.

On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction, and we await the court’s judgment. We intend to vigorously challenge the European Commission’s assertion of jurisdiction. Additionally, as a result of our decision to proceed with the completion of the acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues.
BGI Genomics Co. Ltd. and its Affiliates
We are involved in lawsuits against BGI Genomics Co. Ltd (BGI) and its affiliates, including Complete Genomics, Inc. (CGI), in the United States and elsewhere.
On June 27, 2019, we filed suit against BGI in the United States District Court for the Northern District of California, alleging that certain BGI sequencing products infringe our U.S. Patent No. 7,566,537 (‘537 patent) and U.S. Patent No. 9,410,200 (‘200 patent). BGI has denied our claims and has counterclaimed that our technology infringes U.S. Patent No. 9,944,984 (‘984 patent). We deny their allegations. On February 27, 2020, we filed a second patent infringement suit against BGI in the United States District Court for the Northern District of California alleging that BGI sequencing products infringed U.S. Patent 7,771,973 (‘973 patent), U.S. Patent 7,541,444 (‘444 patent), and U.S. Patent 10,480,025 (‘025 patent). On June 15, 2020, the Court granted our motions requesting preliminary injunctions against BGI, finding that our patents were likely valid and infringed by BGI’s chemistries. The injunction prohibits the sale of infringing BGI sequencers and sequencing reagents in the U.S. On December 9, 2020, BGI filed a motion to amend its answer to our second suit to include allegations that the ‘444 and ‘973 patents are unenforceable under the doctrine of inequitable conduct; we deny BGI’s allegations. As of April 12, 2021, BGI is seeking approximately $54 million in alleged damages and an ongoing royalty of 3.6% on sales of the accused products by us in the United States until the ‘984 patent expires on June 13, 2026. We deny that we owe any damages or ongoing royalty. On August 27, 2021, and September 9, 2021, the Court issued its decisions on the summary judgment motions: (i) the Court granted our motion for summary judgment that we do not infringe BGI’s ‘984 patent; (ii) the Court granted our motion for summary judgment that our ‘444 and ‘973 patents are not unenforceable; (iii) the Court granted our motion for summary judgment that BGI’s standard MPS products infringe all of our patents-in-suit: (iv) the Court granted our motion for summary judgment that BGI’s “Cool MPS” sequencing products infringe the ‘973 and ‘444 patents, and granted BGI’s motion for summary judgment that BGI’s “Cool MPS” sequencing products do not infringe the ‘025 patent; and (v) the Court denied BGI’s motion for summary judgment that our ‘973 patent is invalid for lack of written description and enablement. Trial began on November 12, 2021, and the jury rendered a verdict on November 30, 2021. The jury found that the ‘537, ‘200, ‘973 patents and claims 9, 27, 31, 33, 34, 42, 47 of the ‘025 patent are valid and were willfully infringed by BGI. The jury also ruled that the claim 4 of the ‘444 patent and claim 1 of the ‘025 patent were invalid as obvious. The jury awarded the Company $8 million in damages. On March 27, 2022, the Court issued a decision on post-trial motions. The Court denied BGI’s motions. The Court (i) upheld the jury’s award of $8 million and granted pre-judgment interest, (ii) upheld the jury’s finding that BGI’s infringement was willful, (iii) granted the Company’s request for a permanent injunction until the relevant patents expire; (iv) granted the Company’s request that claim 1 of the ‘025 patent is not invalid, but denied the request with respect to claim 4 of the ‘444 patent; and (v) denied the Company’s request for enhanced damages. On April 27 2022, BGI appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company cross-appealed, including with respect to the denial of the Company’s request for enhanced damages.
On January 11, 2021, Complete Genomics, Inc., BGI Americas Corp., and MGI Americas, Inc. also filed a complaint in the United States District Court for the Northern District of California alleging the Company and its subsidiary Illumina Cambridge Ltd. violated federal antitrust and state unfair competition laws. CGI and these affiliates allege that the Company fraudulently withheld a prior art reference that was material to patentability for the ‘444 and ‘973 patents. They also allege that our infringement claims of the ‘025 against BGI’s “Cool MPS” chemistry were objectively baseless. The Company denies the allegations in the complaint. On March 30, 2021, the Court stayed the antitrust case pending resolution of the underlying patent infringement suit taking place in the same court.

On May 28, 2019, CGI filed suit against us in the United States District Court for the District of Delaware alleging that our two-channel sequencing systems, including the NovaSeq, NextSeq, and MiniSeq systems, infringe certain claims of U.S. Patent No. 9,222,132. We have denied CGI’s allegations and have counterclaimed for infringement by CGI, BGI Americas Corp., and MGI Americas, Inc. of U.S. Patent No. 9,303,290, U.S. Patent No. 9,217,178, and U.S. Patent No. 9,970,055. On August 15, 2019, CGI filed a motion to dismiss our counterclaims. On August 29, 2019, we filed our Opposition to the Motion to Dismiss. The Court denied and granted the motion in part, denying the motion as to our claims for inducing infringement and granting it for contributory infringement. The Court gave us leave to file an amended complaint to attempt to cure the alleged deficiencies as to contributory infringement. On July 1, 2020, CGI amended its complaint to add claims of infringement of U.S. Patent No. 10,662,473 by our two-channel sequencing systems. We deny these allegations. As of April 8, 2022, CGI is seeking $334 million in alleged past damages and an average ongoing royalty of at least 5.5% on sales of the accused two-channel sequencing instruments and chemistry in the U.S. until the patents-in-suit expire on January 28, 2029. We deny that we owe any damages or ongoing royalty. On October 22, 2021, pursuant to the Court’s local rules, the Company sought leave to file a motion for summary judgment of non-infringement of the CGI patents-in-suit. CGI sought leave to file a motion for summary judgment against the Company’s invalidity defense based on prior invention. On January 14, 2022, the Court denied the Company and CGI’s motions for leave to file for summary judgment. Trial began on April 25, 2022.
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
Our effective tax rate was 38.3% in Q1 2022 compared to 13.1% in Q1 2021. In Q1 2022, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the $24 million impact of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI) and the utilization of U.S. foreign tax credits, and the $4 million impact of research and development expense capitalization for tax purposes. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

9. SEGMENT INFORMATION
We have two reportable segments, Core Illumina and GRAIL. We report segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (CODM) for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenue and income (loss) from operations. We do not allocate expenses between segments. Core Illumina sells products and provides services to GRAIL, and vice versa, in accordance with contractual agreements between the entities.
Core Illumina:
Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of GRAIL.
GRAIL:
GRAIL is a healthcare company focused on early detection of multiple cancers. We acquired GRAIL on August 18, 2021. We have included the financial results of GRAIL in our condensed consolidated financial statements from the date of acquisition.

In millions	Q1 2022	Q1 2021
Revenue:
Core Illumina	$1,221	$1,093
GRAIL	10	—
Eliminations	(8)	—
Consolidated revenue	$1,223	$1,093

Income (loss) from operations:
Core Illumina	$362	$193
GRAIL	(172)	—
Eliminations	(6)	—
Consolidated income from operations	$184	$193
Total other expense, net relates primarily to Core Illumina, and we do not allocate income taxes to our segments.

In millions	April 3, 2022	January 2, 2022
Total assets:
Core Illumina	$5,682	$5,571
GRAIL	9,600	9,649
Eliminations	(8)	(3)
Consolidated total assets	$15,274	$15,217

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
Our discussion of our results of operations, financial condition, and cash flow for Q1 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended April 4, 2021.
This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See “Consideration Regarding Forward-Looking Statements” preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. Operating results are not necessarily indicative of results that may occur in future periods.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The acquisition is subject to ongoing legal proceedings and GRAIL is currently being held and operated as a separate company, with oversight provided by an appointed, independent monitoring trustee during the European Commission’s ongoing merger review. See note “7. Legal Proceedings” for further details. We have included the financial results of GRAIL in our condensed consolidated financial statements from the date of acquisition. GRAIL is a separate reportable segment.
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
Financial Overview
Beginning in 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. In addition, beginning in 2022, the armed conflict between Russia and Ukraine and the imposed sanctions by the U.S. and other countries may impact our ability to ship products into the regions. Both the COVID-19 pandemic and the armed conflict between Russia and Ukraine could potentially impact our sales and results of operations in 2022, the size and duration of which are significantly uncertain.
Financial highlights for Q1 2022 included the following:
•Revenue increased 12% in Q1 2022 to $1,223 million compared to $1,093 million in Q1 2021 primarily due to growth in sequencing consumables and instruments, as well as in service and other revenue. We expect our revenue to continue to increase in 2022.
•Gross profit as a percentage of revenue (gross margin) was 66.6% in Q1 2022 compared to 69.9% in Q1 2021. The decrease in gross margin was driven primarily by the gross loss incurred by GRAIL in Q1 2022 and higher freight costs. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Income from operations as a percentage of revenue was 15.0% in Q1 2022 compared to 17.7% in Q1 2021. The decrease was primarily due to a decrease in gross margin. We expect our operating expenses to continue to grow on an absolute basis in 2022.
•Our effective tax rate was 38.3% in Q1 2022 compared to 13.1% in Q1 2021. In Q1 2022, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, and the impact of research and development expense capitalization for tax purposes. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
•We ended Q1 2022 with cash, cash equivalents, and short-term investments totaling $1.4 billion as of April 3, 2022, of which approximately $650 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue(1).

	Q1 2022	Q1 2021
Revenue:
Product revenue	87.5%	87.2%
Service and other revenue	12.5	12.8
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	24.5	24.3
Cost of service and other revenue	5.6	5.3
Amortization of acquired intangible assets	3.3	0.5
Total cost of revenue	33.4	30.1
Gross profit	66.6	69.9
Operating expense:
Research and development	26.4	18.0
Selling, general and administrative	25.2	34.2
Total operating expense	51.6	52.2
Income from operations	15.0	17.7
Other income (expense):
Interest income	—	0.1
Interest expense	(0.5)	(1.8)
Other expense, net	(3.1)	(0.5)
Total other expense, net	(3.6)	(2.2)
Income before income taxes	11.4	15.5
Provision for income taxes	4.4	2.0
Net income	7.0%	13.5%
_____________
(1)Percentages may not recalculate due to rounding.
Revenue

Dollars in millions	Q1 2022	Q1 2021	Change	% Change
Core Illumina:
Consumables	$859	$774	$85	11%
Instruments	218	179	39	22
Total product revenue	1,077	953	124	13
Service and other revenue	144	140	4	3
Total Core Illumina revenue	1,221	1,093	128	12
GRAIL:
Service and other revenue	10	—	10	100
Eliminations	(8)	—	(8)	100
Total consolidated revenue	$1,223	$1,093	$130	12%

The increase in Core Illumina consumables revenue in Q1 2022 was primarily due to an increase in sequencing consumables revenue of $89 million, driven primarily by growth in the instrument installed base. Core Illumina instruments revenue increased in Q1 2022 primarily due to an increase in sequencing instruments revenue of $36 million, which was driven primarily by increased shipments of our NovaSeq instrument. Core Illumina service and other revenue, which includes revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements, slightly increased in Q1 2022.
GRAIL service and other revenue for Q1 2022 related primarily to sales of Galleri.
Gross Margin

Dollars in millions	Q1 2022	Q1 2021	Change	% Change
Gross profit (loss):
Core Illumina	$851	$764	$87	11%
GRAIL	(29)	—	(29)	100
Eliminations	(7)	—	(7)	100
Consolidated gross profit	$815	$764	$51	7%

Gross margin:
Core Illumina	69.7%	69.9%
GRAIL	*	—
Consolidated gross margin	66.6%	69.9%
_____________
*Not meaningful.
The slight decrease in Core Illumina gross margin in Q1 2022 was driven primarily by higher freight costs.
GRAIL gross loss for Q1 2022 was primarily due to amortization of intangible assets of $34 million.
Operating Expense

Dollars in millions	Q1 2022	Q1 2021	Change	% Change
Research and development:
Core Illumina	$238	$197	$41	21%
GRAIL	85	—	85	100
Consolidated research and development	$323	$197	$126	64%

Selling, general and administrative:
Core Illumina	$251	$374	$(123)	(33)%
GRAIL	58	—	58	100
Eliminations	(1)	—	(1)	100
Consolidated selling, general and administrative	308	374	(66)	(18)
Total consolidated operating expense	$631	$571	$60	11%
Core Illumina research and development expense increased by $41 million, or 21%, in Q1 2022 primarily due to increases in headcount, as we continue to invest in the research and development of new products and enhancements to existing products, professional services, and performance-based compensation.
GRAIL research and development expense for Q1 2022 consisted primarily of expenses related to headcount, clinical trials, and performance-based compensation.

Core Illumina selling, general and administrative expense decreased by $123 million, or 33%, in Q1 2022 primarily due to a decrease in acquisition-related expenses as a result of $105 million in Continuation Payments made to GRAIL in Q1 2021, and a gain of $49 million recorded in Q1 2022 related to the fair value of our contingent consideration liability, partially offset by increases in headcount, professional services, travel expenses, and performance-based compensation in Q1 2022.
GRAIL selling, general and administrative expense for Q1 2022 consisted primarily of expenses related to headcount, professional services, and performance-based compensation.
Other Income (Expense)

Dollars in millions	Q1 2022	Q1 2021	Change	% Change
Interest income	$—	$1	$(1)	(100)%
Interest expense	(6)	(19)	13	(68)
Other expense, net	(38)	(6)	(32)	533
Total other expense, net	$(44)	$(24)	$(20)	83%
Total other expense, net relates primarily to the Core Illumina segment.
Interest income decreased in Q1 2022 as a result of selling all of our available-for-sale debt securities in Q1 2021. Interest expense in Q1 2022 consisted primarily of accrued interest on our Term Notes. The decrease in Q1 2022 was primarily due to the recognition of interest expense in Q1 2021 associated with the amortization of debt issuance costs related to the termination of our Bridge Facility in Q1 2021, and the accretion of the original debt discount on our convertible senior notes, prior to the adoption of ASU 2020-06. The fluctuation in other expense, net was primarily due to a $26 million gain recorded on our derivative assets related to the terminated PacBio acquisition in Q1 2021.
Provision for Income Taxes

Dollars in millions	Q1 2022	Q1 2021	Change	% Change
Income before income taxes	$140	$169	$(29)	(17)%
Provision for income taxes	54	22	32	145
Net income	$86	$147	$(61)	(41)%
Effective tax rate	38.3%	13.1%
Our effective tax rate was 38.3% in Q1 2022 compared to 13.1% in Q1 2021. The variance from the U.S. federal statutory tax rate of 21% in Q1 2022 was primarily attributable to the $24 million impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, and the $4 million impact of capitalizing research and development expenses for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act. If the capitalization requirement is not repealed, modified, or deferred, potentially retroactively to the beginning of 2022, our provision for income taxes will continue to be negatively impacted and our cash tax payments will increase by approximately $103 million in 2022. Our effective tax rate in Q1 2022 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
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
Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

LIQUIDITY AND CAPITAL RESOURCES
At April 3, 2022, we had approximately $1.4 billion in cash and cash equivalents, of which approximately $650 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $119 million from January 2, 2022, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of April 3, 2022, we had $65 million in short-term investments comprised of marketable equity securities.
As of April 3, 2022, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $566 million. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2021 were $10 million, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments in Q1 2022 were approximately $97,000; however, pursuant to the Contingent Value Rights Agreement, the Covered Revenue Payments were applied to reimburse us for certain expenses.
We continued to grant GRAIL employees cash incentive equity awards in Q1 2022. As of April 3, 2022, the aggregate cash value of awards outstanding and unvested was $241 million, and we accrued an estimated liability of $24 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of April 3, 2022, it was not probable that the performance conditions associated with the award will be achieved.
On March 23, 2021, we issued term notes due 2023 with an aggregate principal amount of $500 million and term notes due 2031 with an aggregate principal amount of $500 million. The 2023 Term Notes and the 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually on March 23 and September 23 of each year. The 2023 Term Notes, which were reclassified to short-term as of April 3, 2022, mature on March 23, 2023 and the 2031 Term Notes mature on March 23, 2031. We may redeem for cash all or any portion of the Term Notes, at our option, at any time prior to maturity. Our convertible senior notes, with an aggregate principal amount of $750 million, due on August 15, 2023, were not convertible as of April 3, 2022.
On March 8, 2021, we obtained a Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of April 3, 2022, there were no borrowings outstanding under the Credit Facility.
We had $14 million and up to $110 million, respectively, remaining in our capital commitments to two venture capital investment funds as of April 3, 2022 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of April 3, 2022 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2022.
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
Cash Flow Summary

In millions	Q1 2022	Q1 2021
Net cash provided by operating activities	$172	$282
Net cash (used in) provided by investing activities	(74)	1,376
Net cash provided by financing activities	21	968
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Net increase in cash and cash equivalents	$119	$2,623
Operating Activities
Net cash provided by operating activities in Q1 2022 primarily consisted of net income of $86 million plus net adjustments of $151 million less net changes in operating assets and liabilities of $65 million. The primary adjustments to net income included share-based compensation expense of $92 million, depreciation and amortization expense of $91 million, and net losses on strategic investments of $44 million, partially offset by a gain recorded on our contingent consideration liability of $49 million, deferred income taxes of $21 million, and a gain on our Helix contingent value right of $5 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by decreases in accrued liabilities and accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities totaled $74 million in Q1 2022. We invested $61 million in capital expenditures, primarily associated with our investment in facilities, and $13 million in purchases of strategic investments.
Financing Activities
Net cash provided by financing activities totaled $21 million in Q1 2022. We received $33 million in proceeds from the sale of shares under our employee stock purchase plan, partially offset by $12 million used to pay taxes related to net share settlement of equity awards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during Q1 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in Q1 2022, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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
During Q1 2022, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
LEGAL PROCEEDINGS
See discussion of legal proceedings in note “7. Legal Proceedings” in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information Section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factor could adversely affect our operating results and stock price:
The armed conflict between Russia and Ukraine and the international sanctions imposed on Russia could negatively affect our business.
As a result of the armed conflict between Russia and Ukraine, doing business in the Ukraine may not be practicable. In addition, the U.S. and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals. Russia may respond in kind, and the continuation of the conflict may result in additional sanctions being enacted by the U.S. or other countries. The impact of these sanctions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, may affect our ability to ship products into the region, which could reduce our sales. Further, sanctions may restrict our ability to collect or pay liabilities owed by or to certain Russian entities. For the year ended January 2, 2022, total net sales in Russia and Ukraine were approximately $73 million. Although we currently do not expect the conflict to have a material adverse effect on our financial results, the impact of these events on general economic conditions is currently unknown and could in the future have a negative effect on our results of operations, cash flows, financial condition or growth prospects.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended April 3, 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended April 3, 2022.

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

ILLUMINA, INC. (registrant)

Date:	May 5, 2022	/s/ SAM A. SAMAD
Sam A. Samad Senior Vice President and Chief Financial Officer