Form 10-Q
period 2022-07-03
ILLUMINA, INC.
filed 2022-08-11
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of August 5, 2022, there were 157.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 3, 2022

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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth in the United States or worldwide; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended April 3, 2022, the Risk Factors section below or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	July 3, 2022	January 2, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$1,232
Short-term investments	38	107
Accounts receivable, net	642	648
Inventory, net	518	431
Prepaid expenses and other current assets	404	295
Total current assets	2,891	2,713
Property and equipment, net	1,055	1,024
Operating lease right-of-use assets	693	672
Goodwill	7,158	7,113
Intangible assets, net	3,202	3,250
Other assets	449	445
Total assets	$15,448	$15,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282	$332
Accrued liabilities	1,354	761
Term notes, current portion	499	—
Convertible senior notes, current portion	746	—
Total current liabilities	2,881	1,093
Operating lease liabilities	775	774
Term notes	495	993
Convertible senior notes	—	702
Other long-term liabilities	853	915
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	9,033	8,938
Accumulated other comprehensive income	30	17
Retained earnings	5,097	5,485
Treasury stock, at cost	(3,718)	(3,702)
Total stockholders’ equity	10,444	10,740
Total liabilities and stockholders’ equity	$15,448	$15,217
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue:
Product revenue	$1,006	$972	$2,076	$1,925
Service and other revenue	156	154	310	294
Total revenue	1,162	1,126	2,386	2,219
Cost of revenue:
Cost of product revenue	286	254	586	519
Cost of service and other revenue	69	63	138	121
Amortization of acquired intangible assets	40	7	79	13
Total cost of revenue	395	324	803	653
Gross profit	767	802	1,583	1,566
Operating expense:
Research and development	327	202	650	398
Selling, general and administrative	410	413	719	787
Legal contingencies	609	—	609	—
Total operating expense	1,346	615	1,978	1,185
(Loss) income from operations	(579)	187	(395)	381
Other income (expense):
Interest income	1	—	1	—
Interest expense	(6)	(16)	(12)	(34)
Other (expense) income, net	(53)	36	(91)	31
Total other (expense) income, net	(58)	20	(102)	(3)
(Loss) income before income taxes	(637)	207	(497)	378
(Benefit) provision for income taxes	(102)	22	(48)	45
Net (loss) income	$(535)	$185	$(449)	$333
(Loss) earnings per share:
Basic	$(3.40)	$1.27	$(2.85)	$2.28
Diluted	$(3.40)	$1.26	$(2.85)	$2.26
Shares used in computing (loss) earnings per share:
Basic	157	146	157	146
Diluted	157	147	157	147
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net (loss) income	$(535)	$185	$(449)	$333
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	12	—	13	7
Total comprehensive (loss) income	$(523)	$185	$(436)	$339
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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of January 2, 2022	197	$2	$8,938	$17	$5,485	(40)	$(3,702)	$10,740
Net income	—	—	—	—	86	—	—	86
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	—	33	—	—	—	(12)	21
Share-based compensation	—	—	79	—	—	—	—	79
Cumulative-effect adjustment from adoption of ASU 2020-06, net of deferred tax	—	—	(93)	—	61	—	—	(32)
Balance as of April 3, 2022	197	2	8,957	18	5,632	(40)	(3,714)	10,895
Net loss	—	—	—	—	(535)	—	—	(535)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	12	—	—	—	12
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(4)	(4)
Share-based compensation	—	—	76	—	—	—	—	76
Balance as of July 3, 2022	197	$2	$9,033	$30	$5,097	(40)	$(3,718)	$10,444
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Net (loss) income	$(449)	$333
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	102	82
Amortization of intangible assets	83	15
Share-based compensation expense	183	147
Accretion of debt discount on convertible senior notes	1	19
Deferred income taxes	(34)	(156)
Net losses on strategic investments	76	17
Loss (gain) on Helix contingent value right	3	(18)
Gain on derivative assets related to terminated acquisition	—	(26)
Change in fair value of contingent consideration liabilities	(11)	—
Other	3	28
Changes in operating assets and liabilities:
Accounts receivable	1	(61)
Inventory	(86)	(9)
Prepaid expenses and other current assets	4	6
Operating lease right-of-use assets and liabilities, net	(7)	(5)
Other assets	13	(7)
Accounts payable	(52)	12
Accrued liabilities	470	162
Other long-term liabilities	(3)	(4)
Net cash provided by operating activities	297	535
Cash flows from investing activities:
Maturities of available-for-sale securities	—	331
Purchases of available-for-sale securities	—	(77)
Sales of available-for-sale securities	—	1,031
Cash received for derivative assets related to terminated acquisition	—	52
Purchases of property and equipment	(132)	(86)
Purchases of strategic investments	(22)	(12)
Sales of strategic investments	—	220
Net cash paid for acquisitions	(85)	(80)
Net cash (used in) provided by investing activities	(239)	1,379
Cash flows from financing activities:
Net proceeds from issuance of debt	—	988
Payments on convertible senior notes	—	(517)
Taxes paid related to net share settlement of equity awards	(17)	(30)
Proceeds from issuance of common stock	33	31
Net cash provided by financing activities	16	472
Effect of exchange rate changes on cash and cash equivalents	(17)	—
Net increase in cash and cash equivalents	57	2,386
Cash and cash equivalents at beginning of period	1,232	1,810
Cash and cash equivalents at end of period	$1,289	$4,196
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q2 2022 and Q2 2021 refer to the three months ended July 3, 2022 and July 4, 2021, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2022 and 2021 refer to the six months ended July 3, 2022 and July 4, 2021, respectively, which were both 26 weeks.

Significant Accounting Policies
During YTD 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, except as described in Recently Adopted Accounting Pronouncements below.
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
Earnings (Loss) per Share
Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.
Potentially dilutive common shares consist of shares issuable under convertible senior notes and equity awards. On January 3, 2022, we adopted ASU 2020-06. As a result, beginning in Q1 2022, we utilize the if-converted method to calculate the impact of convertible senior notes on diluted earnings (loss) per share. Prior to the adoption of ASU 2020-06, we applied the treasury stock method when calculating the potential dilutive effect, if any, of convertible senior notes which we intended to settle or have settled in cash the principal outstanding. Under the treasury stock method, convertible senior notes would have a dilutive impact when the average market price of our common stock exceeded the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares. For the periods presented, we did not have any potentially dilutive common shares from equity awards. In loss periods, basic loss per share and diluted loss per share are identical since the effect of dilutive potential common shares is anti-dilutive and therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings (loss) per share:

In millions	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Weighted average shares outstanding	157	146	157	146
Effect of potentially dilutive common shares from:
Convertible senior notes	—	1	—	1
Weighted average shares used in calculating diluted earnings (loss) per share	157	147	157	147

Anti-dilutive shares:
Convertible senior notes	2	—	2	—
Equity awards	2	—	2	—
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	4	—	4	—

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
Revenue by Source

	Q2 2022			Q2 2021
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$739	$74	$813	$704	$74	$778
Instruments	190	3	193	189	5	194
Total product revenue	929	77	1,006	893	79	972
Service and other revenue	136	20	156	128	26	154
Total revenue	$1,065	$97	$1,162	$1,021	$105	$1,126

	YTD 2022			YTD 2021
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,516	$149	$1,665	$1,399	$153	$1,552
Instruments	401	10	411	365	8	373
Total product revenue	1,917	159	2,076	1,764	161	1,925
Service and other revenue	257	53	310	236	58	294
Total revenue	$2,174	$212	$2,386	$2,000	$219	$2,219
Revenue by Geographic Area

Based on region of destination (in millions)	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Americas	$639	$589	$1,288	$1,151
Europe, Middle East, and Africa	308	320	624	625
Greater China(1)	118	132	245	259
Asia-Pacific	97	85	229	184
Total revenue	$1,162	$1,126	$2,386	$2,219
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations
We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of July 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,132 million, of which approximately 90% is expected to be converted to revenue in the next twelve months, approximately 7% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $18 million and $16 million as of July 3, 2022 and January 2, 2022, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of July 3, 2022 and January 2, 2022 were $291 million and $297 million, respectively, of which the short-term portions of $226 million and $234 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q2 2022 and YTD 2022 included $59 million and $164 million, respectively, of previously deferred revenue that was included in contract liabilities as of January 2, 2022.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of July 3, 2022 and January 2, 2022, the fair value of our marketable equity securities totaled $38 million and $107 million, respectively.
Net (losses) gains recognized in other (expense) income, net on our marketable equity securities were as follows:

In millions	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Net (losses) gains recognized during the period on marketable equity securities	$(27)	$4	$(69)	$(68)
Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	7	—	(7)
Net unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(27)	$(3)	$(69)	$(61)
Non-Marketable Equity Securities
As of July 3, 2022 and January 2, 2022, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $42 million and $40 million, respectively.
Revenue recognized from transactions with our strategic investees was $25 million and $55 million for Q2 2022 and YTD 2022, respectively, and $22 million and $35 million for Q2 2021 and YTD 2021, respectively.
Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $14 million and up to $101 million, respectively, remained callable as of July 3, 2022. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $187 million and $173 million as of July 3, 2022 and January 2, 2022, respectively. We recorded unrealized losses of $4 million and $6 million in Q2 2022 and YTD 2022, respectively, an unrealized net loss of $2 million in Q2 2021, and an unrealized net gain of $31 million in YTD 2021, in other (expense) income, net.

Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of the contingent value right resulted in unrealized losses of $8 million and $3 million in Q2 2022 and YTD 2022, respectively, and unrealized gains of $8 million and $18 million in Q2 2021 and YTD 2021, respectively, which were included in other (expense) income, net.
Derivative Assets Related to Terminated Acquisition
Pursuant to the Agreement and Plan of Merger (the PacBio Merger Agreement) to acquire Pacific Biosciences of California, Inc. (PacBio) entered into in November 2018 and amended in September 2019 (Amendment No. 1 to the PacBio Merger Agreement) and the subsequent agreement to terminate the PacBio Merger Agreement (the Termination Agreement) entered into in January 2020, we made cash payments to PacBio of $18 million in Q4 2019 and $34 million in Q1 2020, respectively, collectively referred to as the Continuation Advances. Up to the $52 million of Continuation Advances was repayable, without interest, if, within two years of March 31, 2020, PacBio entered into a Change of Control Transaction or raised at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by PacBio). In February 2021, PacBio entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million in aggregate principal amount of PacBio’s convertible notes. Pursuant to the PacBio Merger Agreement, PacBio repaid to us the $52 million of Continuation Advances and we recorded a gain of $26 million in Q1 2021, which was included in other (expense) income, net.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	July 3, 2022				January 2, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$581	$—	$—	$581	$688	$—	$—	$688
Marketable equity securities	38	—	—	38	107	—	—	107
Helix contingent value right	—	—	62	62	—	—	65	65
Deferred compensation plan assets	—	51	—	51	—	60	—	60
Total assets measured at fair value	$619	$51	$62	$732	$795	$60	$65	$920
Liabilities:
Contingent consideration liabilities	$—	$—	$606	$606	$—	$—	$615	$615
Deferred compensation plan liability	—	48	—	48	—	56	—	56
Total liabilities measured at fair value	$—	$48	$606	$654	$—	$56	$615	$671
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
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2021 and Q1 2022 were $20 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Corresponding Covered Revenue Payments in YTD 2022 were approximately $187,000; however, pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments were applied to reimburse us for certain expenses. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our condensed consolidated statements of operations. As of July 3, 2022, the fair value of our contingent consideration liability related to the GRAIL acquisition was $605 million, with $604 million included in other long-term liabilities and the remaining balance included in accrued liabilities.
Changes in the estimated fair value of our contingent consideration liabilities during YTD 2022 were as follows:

In millions
Balance as of January 2, 2022	$615
Acquisition in current period	2
Change in estimated fair value	(11)
Balance as of July 3, 2022	$606

4. DEBT
Summary of Term Debt Obligations

In millions	July 3, 2022	January 2, 2022
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2023 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(6)	(7)
Net carrying amount of term notes	994	993
Less: current portion	(499)	—
Term notes, non-current	$495	$993
Fair value of term notes outstanding (Level 2)	$904	$996

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
The 2023 and 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually. Interest is payable on March 23 and September 23 of each year, beginning on September 23, 2021. The 2023 Term Notes mature on March 23, 2023, and the 2031 Term Notes mature on March 23, 2031.
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
Interest expense recognized on the Term Notes, which included amortization of debt discounts and issuance costs, was $4 million and $9 million in Q2 2022 and YTD 2022, respectively, and $4 million and $5 million in Q2 2021 and YTD 2021, respectively.
0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In millions	July 3, 2022	January 2, 2022
Principal amount outstanding	$750	$750
Unamortized debt discount and issuance costs	(4)	(48)
Net carrying amount of liability component	$746	$702
Less: current portion	(746)	—
Convertible senior notes, non-current	$—	$702
Carrying value of equity component, net of debt issuance costs	$—	$126
Fair value of convertible senior notes outstanding (Level 2)	$717	$854
In August 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Convertible Notes). The 2023 Convertible Notes carry no coupon interest and mature on August 15, 2023.
The 2023 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate, subject to adjustment, of 2.1845 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $457.77 per share of common stock), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price in effect on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events described in the indenture. Regardless of the foregoing circumstances, the holders may convert their notes on or after May 15, 2023 until August 11, 2023. As such, the 2023 Convertible Notes were reclassified to short-term as of July 3, 2022. The 2023 Convertible Notes were not convertible as of July 3, 2022.

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
Interest expense recognized on the 2023 Convertible Notes, which included amortization of debt issuance costs, was $1 million and $2 million in Q2 2022 and YTD 2022, respectively. Interest expense recognized on the 2023 Convertible Notes in Q2 2021 and YTD 2021 was $7 million and $14 million, respectively, which included amortization of the original debt discount and debt issuance costs.
0.5% Convertible Senior Notes due 2021 (2021 Convertible Notes)
In June 2014, we issued $517 million aggregate principal amount of convertible senior notes due 2021 (2021 Convertible Notes). The 2021 Convertible Notes matured on June 15, 2021, by which time the principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in 0.7 million shares of common stock and we recorded a loss on extinguishment of debt of $1 million in Q2 2021. Interest expense recognized on the 2021 Convertible Notes, which included amortization of debt discount and issuance costs, was $3 million and $7 million in Q2 2021 and YTD 2021, respectively. Our adoption of ASU 2020-06 on January 3, 2022 did not impact the accounting for the 2021 Convertible Notes since they were converted and repaid prior to the date of adoption.
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
As of July 3, 2022, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

5. STOCKHOLDERS’ EQUITY
As of July 3, 2022, approximately 1.9 million shares remained available for future grants under the 2015 Stock and Incentive Compensation Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 2, 2022	1,130	328	$345.66	$466.42
Awarded	1,075	16	$326.85	$360.42
Vested	(85)	—	$376.44	$—
Cancelled	(106)	(8)	$345.84	$437.46
Outstanding at July 3, 2022	2,014	336	$334.26	$427.53
_____________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options(1)	Weighted-Average Exercise Price
Outstanding at January 2, 2022	8	$66.42	17	$85.54
Granted	180	$330.25	—	$—
Outstanding at July 3, 2022	188	$319.27	17	$85.54
Exercisable at July 3, 2022	8	$68.92	—	$—
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
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 2, 2022	$184
Granted	106
Cancelled	(23)
Outstanding at July 3, 2022	$267
Estimated liability as of July 3, 2022 (included in accrued liabilities)	$40
We recognized share-based compensation expense of $16 million and $29 million in Q2 2022 and YTD 2022, respectively. As of July 3, 2022, approximately $227 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 3.4 years.
In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of July 3, 2022, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the condensed consolidated financial statements to-date.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2022, approximately 0.1 million shares were issued under the ESPP. As of July 3, 2022, there were approximately 13.0 million shares available for issuance under the ESPP.
Share Repurchases
We did not repurchase any shares during YTD 2022. As of July 3, 2022, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Cost of product revenue	$7	$8	$13	$15
Cost of service and other revenue	1	1	2	2
Research and development	39	26	75	50
Selling, general and administrative	44	45	93	80
Share-based compensation expense before taxes	91	80	183	147
Related income tax benefits	(20)	(15)	(41)	(28)
Share-based compensation expense, net of taxes	$71	$65	$142	$119

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
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2022 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.06% - 0.78%
Expected volatility	37% - 47%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$91.27
As of July 3, 2022, approximately $639 million of total unrecognized compensation cost related to restricted stock, stock options and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.5 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	July 3, 2022	January 2, 2022
Trade accounts receivable, gross	$646	$651
Allowance for credit losses	(4)	(3)
Total accounts receivable, net	$642	$648
Inventory

In millions	July 3, 2022	January 2, 2022
Raw materials	$202	$144
Work in process	366	333
Finished goods	32	32
Inventory, gross	600	509
Inventory reserve	(82)	(78)
Total inventory, net	$518	$431
Intangible Assets and Goodwill
We recorded a developed technology intangible asset of $23 million, with a useful life of 7 years, and a database intangible asset of $12 million, with a useful life of 7 years, as a result of an acquisition in Q2 2022. We are still finalizing the allocation of the purchase price as additional information is received to complete our analysis. We expect to finalize the valuation as soon as practicable, but no later than one year after the acquisition date.

Changes to goodwill during YTD 2022 were as follows:

In millions
Balance as of January 2, 2022	$7,113
Acquisition	45
Balance as of July 3, 2022	$7,158
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. In May 2022, we performed our annual goodwill impairment test for our two reporting units: Core Illumina and GRAIL. We performed a qualitative assessment for the Core Illumina reporting unit, noting no impairment. For the GRAIL reporting unit, we performed a quantitative assessment and determined a fair value for the reporting unit using a discounted cash flow model, which included assumptions for projected cash flows and a discount rate of 16.0%. The selected discount rate was determined using a weighted average cost of capital for risk factors specific to the GRAIL reporting unit and other market and industry data. Estimates and assumptions used in this assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring the fair value. Based on the quantitative test performed, the fair value of the GRAIL reporting unit exceeded its carrying value by $700 million and no goodwill impairment charge was recorded as of Q2 2022. The assumptions used in our impairment analysis are inherently subject to uncertainty. If actual results are not consistent with our estimates and assumptions, goodwill may be overstated, and an impairment charge would need to be recorded. Had we used a discount rate greater than 16.4% in our annual quantitative impairment test, this would have resulted in the carrying value of the GRAIL reporting unit exceeding its fair value and an impairment charge being recorded in Q2 2022.
On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction to review our acquisition of GRAIL. Refer to note “7. Legal Proceedings” for additional details. This decision represents a triggering event in Q3 2022 for purposes of performing an interim goodwill impairment test. The results of performing an interim impairment test could result in us having to record material intangible asset and goodwill impairment charges related to the GRAIL reporting unit in Q3 2022.
Accrued Liabilities

In millions	July 3, 2022	January 2, 2022
Legal contingencies (a)	$609	$—
Contract liabilities, current portion	226	234
Accrued compensation expenses	203	241
Accrued taxes payable	81	98
Operating lease liabilities, current portion	75	71
Liability-classified equity incentive awards	40	11
Other, including warranties (b)	120	106
Total accrued liabilities	$1,354	$761
(a) See note “7. Legal Proceedings” for additional details.
(b) Changes in the reserve for product warranties were as follows:

In millions	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Balance at beginning of period	$21	$15	$22	$13
Additions charged to cost of product revenue	6	7	12	15
Repairs and replacements	(6)	(6)	(13)	(12)
Balance at end of period	$21	$16	$21	$16

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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other (expense) income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of July 3, 2022, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of July 3, 2022 and January 2, 2022, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $559 million and $462 million, respectively.
We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. Accordingly, we reclassified $10 million and $16 million to revenue in Q2 2022 and YTD 2022, respectively, and $1 million in both Q2 2021 and YTD 2021. The fair value of the foreign currency forward contracts recorded in total assets on the condensed consolidated balance sheets was $36 million and $19 million as of July 3, 2022 and January 2, 2022, respectively, of which $33 million and $19 million, respectively, was recorded within prepaid expenses and other current assets. The estimated net amount of gains reported in accumulated other comprehensive income that is expected to be reclassified into earnings within the next 12 months is $33 million as of July 3, 2022. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other (expense) income, net. As of July 3, 2022, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of July 3, 2022 and January 2, 2022, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $456 million and $450 million, respectively.

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

Acquisition of GRAIL
On March 30, 2021, the Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021, and live testimony concluded on September 24, 2021. On April 15, 2022, the parties filed their opening post-trial briefs and proposed findings. Reply briefs were filed May 25, 2022, and closing arguments took place on June 8, 2022. A decision by the administrative judge is currently due no later than September 2, 2022. We intend to vigorously defend against the FTC action.
On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction. On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction to review the acquisition. We intend to appeal the decision. Additionally, as a result of our decision to proceed with the completion of the acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues. On July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing our acquisition of GRAIL. As a result, we accrued $453 million, included in accrued liabilities, in Q2 2022, representing 10% of our consolidated annual revenues for fiscal year 2021 in accordance with ASC 450, Contingencies.
BGI Genomics Co. Ltd. and its Affiliates
We are involved in lawsuits against BGI Genomics Co. Ltd (BGI) and its affiliates, including Complete Genomics, Inc. (CGI), in the United States and elsewhere.
On June 27, 2019, we filed suit against BGI in the United States District Court for the Northern District of California, alleging that certain BGI sequencing products infringe our U.S. Patent No. 7,566,537 (‘537 patent) and U.S. Patent No. 9,410,200 (‘200 patent). BGI has denied our claims and has counterclaimed that our technology infringes U.S. Patent No. 9,944,984 (‘984 patent). We deny their allegations. On February 27, 2020, we filed a second patent infringement suit against BGI in the United States District Court for the Northern District of California alleging that BGI sequencing products infringed U.S. Patent 7,771,973 (‘973 patent), U.S. Patent 7,541,444 (‘444 patent), and U.S. Patent 10,480,025 (‘025 patent). On June 15, 2020, the Court granted our motions requesting preliminary injunctions against BGI, finding that our patents were likely valid and infringed by BGI’s chemistries. The injunction prohibits the sale of infringing BGI sequencers and sequencing reagents in the U.S. On December 9, 2020, BGI filed a motion to amend its answer to our second suit to include allegations that the ‘444 and ‘973 patents are unenforceable under the doctrine of inequitable conduct; we deny BGI’s allegations. We deny that we owe any damages or ongoing royalty. On August 27, 2021, and September 9, 2021, the Court issued its decisions on the summary judgment motions: (i) the Court granted our motion for summary judgment that we do not infringe BGI’s ‘984 patent; (ii) the Court granted our motion for summary judgment that our ‘444 and ‘973 patents are not unenforceable; (iii) the Court granted our motion for summary judgment that BGI’s standard MPS products infringe all of our patents-in-suit: (iv) the Court granted our motion for summary judgment that BGI’s “Cool MPS” sequencing products infringe the ‘973 and ‘444 patents, and granted BGI’s motion for summary judgment that BGI’s “Cool MPS” sequencing products do not infringe the ‘025 patent; and (v) the Court denied BGI’s motion for summary judgment that our ‘973 patent is invalid for lack of written description and enablement. Trial began on November 12, 2021, and the jury rendered a verdict on November 30, 2021. The jury found that the ‘537, ‘200, ‘973 patents and claims 9, 27, 31, 33, 34, 42, 47 of the ‘025 patent are valid and were willfully infringed by BGI. The jury also ruled that the claim 4 of the ‘444 patent and claim 1 of the ‘025 patent were invalid as obvious. The jury awarded the Company $8 million in damages. On March 27, 2022, the Court issued a decision on post-trial motions. The Court denied BGI’s motions. The Court (i) upheld the jury’s award of $8 million and granted pre-judgment interest, (ii) upheld the jury’s finding that BGI’s infringement was willful, (iii) granted the Company’s request for a permanent injunction until the relevant patents expire; (iv) granted the Company’s request that claim 1 of the ‘025 patent is not invalid, but denied the request with respect to claim 4 of the ‘444 patent; and (v) denied the Company’s request for enhanced damages. On April 27, 2022, BGI appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company cross-appealed, including with respect to the denial of the Company’s request for enhanced damages.
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
On May 6, 2022, the jury in the U.S. District Court for the District of Delaware rendered a verdict that we willfully infringed U.S. Patent Nos. 9,222,132 and 10,662,473 owned by CGI, and awarded approximately $334 million to CGI in past damages. The jury also invalidated three patents owned by us, namely, U.S. Patent Nos. 9,217,178; 9,303,290; and 9,970,055. On July 14, 2022, we entered into a Settlement and License Agreement with BGI and CGI (the “Agreement”). The Agreement resolves all claims in Complete Genomics, Inc. v. Illumina, Inc., Case No. C.A. No. 19-970-MN (D. Del.). The Agreement also resolves all claims in Illumina, Inc. and Illumina Cambridge Ltd. v. BGI Genomics Co., Ltd., BGI Americas Corp., MGI Tech Co., Ltd., MGI Americas Inc., and Complete Genomics, Inc., Case No. 3:19-cv-03770-WHO (N.D. Cal.) and Illumina, Inc. and Illumina Cambridge Ltd. v. BGI Genomics Co., Ltd., BGI Americas Corp., MGI Tech Co., Ltd., MGI Americas Inc., and Complete Genomics, Inc., Case No. 3:20-cv-01465-WHO (N.D. Cal.), as well as related Appeal Nos. 2022-1733, 2022-1735 and 2022-1742, 2022-1743 pending in the United States Court of Appeals for the Federal Circuit, with the exception that the permanent injunction entered on April 11, 2022 against BGI remains in effect with a revised expiration date of January 1, 2023, with respect to BGI’s StandardMPS chemistry. The Agreement further resolves all antitrust claims against us in Complete Genomics, Inc., BGI Americas Corp. and MGI Americas, Inc. v. Illumina, Inc. and Illumina Cambridge Ltd., Case No. 21-cv-00217 (N.D. Cal.) and that complaint will be dismissed with prejudice. Pursuant to the terms of the Agreement, the Company agrees to pay Complete Genomics a one-time payment of $325 million, with the parties agreeing that the judgment against BGI and the judgment against the Company in the above-referenced litigations are satisfied in total. In addition, the Company received from BGI a fully paid-up license to U.S. Patent Nos. 8,617,811, 9,222,132, 9,523,125, 10,662,473, 11,098,356 and 11,214,832, U.S. Patent Application Nos. 61/024,396, 61/024,110, 16/882,461, 17/407,935 and 17/523,706, and U.S. patents and patent applications related to each of the foregoing U.S. patents and patent applications until their expiration (“the 2-channel technology patents”). Our license allows the Company to use the 2-channel technology in all its current and future platforms with no additional royalties owed. BGI received from us a fully paid-up license to U.S. Patent Nos. 9,217,178, 9,303,290 and

9,970,055 (“the image mix patents”) and U.S. patents and applications related to each of the foregoing U.S. patents until their expiration. The parties agree to a litigation standstill for patent and antitrust actions in the United States and its territories until October 1, 2025, as set forth in the Agreement. The standstill does not apply to the parties’ patents or patent applications related to non-invasive prenatal testing, nor to any intellectual property of Grail, Inc., related to multi-cancer early detection. None of the parties make any admission of liability in entering into the Agreement.
Per our preliminary assessment performed in Q2 2022, we allocated the $325 million payment with an estimated $156 million allocated to the release of past damages claimed. We accrued this estimate in Q2 2022, included in accrued liabilities. We also expect to record an estimated $177 million as an intangible asset in Q3 2022 representing the fair value of the license granted to us, which is expected to be amortized over a period of approximately 6.5 years. The value of the license was estimated using a discounted cash flow model. In addition, we expect to record the damages awarded to us, estimated to be $8 million, as a gain contingency in Q3 2022.

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
Our effective tax rates for Q2 2022 and YTD 2022 were 16.0% and 9.7%, respectively, compared to 10.8% and 11.8% in Q2 2021 and YTD 2021, respectively. The tax benefits in Q2 2022 and YTD 2022 had effective tax rates that were lower than the U.S. federal statutory tax rate of 21% primarily because of the $95 million impact from the potential European Commission fine related to the GRAIL acquisition which is nondeductible for tax purposes, the $6 million and $31 million impacts of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI) and the utilization of U.S. foreign tax credits, respectively, and the $23 million and $27 million impacts of research and development expense capitalization for tax purposes, respectively. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
As of July 3, 2022 and January 2, 2022, prepaid income taxes included within prepaid expenses and other current assets on the condensed consolidated balance sheets were $199 million and $101 million, respectively. The increase primarily relates to the tax benefit recorded in Q2 2022.

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

In millions	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Revenue:
Core Illumina	$1,156	$1,126	$2,377	$2,219
GRAIL	12	—	22	—
Eliminations	(6)	—	(13)	—
Consolidated revenue	$1,162	$1,126	$2,386	$2,219

Income (loss) from operations:
Core Illumina	$(396)	$187	$(34)	$381
GRAIL	(187)	—	(359)	—
Eliminations	4	—	(2)	—
Consolidated (loss) income from operations	$(579)	$187	$(395)	$381
Total other (expense) income, net relates primarily to Core Illumina, and we do not allocate income taxes to our segments.

In millions	July 3, 2022	January 2, 2022
Total assets:
Core Illumina	$5,829	$5,571
GRAIL	9,625	9,649
Eliminations	(6)	(3)
Consolidated total assets	$15,448	$15,217

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
Our discussion of our results of operations, financial condition, and cash flow for Q2 2021 and YTD 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended July 4, 2021.
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
Financial highlights for YTD 2022 included the following:
•Revenue increased 8% in YTD 2022 to $2,386 million compared to $2,219 million in YTD 2021 primarily due to growth in sequencing consumables and instruments, as well as in service and other revenue. We expect our revenue to continue to increase in 2022.
•Gross profit as a percentage of revenue (gross margin) was 66.3% in YTD 2022 compared to 70.6% in YTD 2021. The decrease in gross margin was driven primarily by the gross loss incurred by GRAIL in YTD 2022. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•(Loss) income from operations as a percentage of revenue was (16.6)% in YTD 2022 compared to 17.2% in YTD 2021. The decrease was primarily due to legal contingencies recorded as they relate to the potential European Commission fine and our settlement with BGI, and a decrease in gross margin. We expect our operating expenses to continue to grow on an absolute basis in 2022.
•Our effective tax rate was 9.7% in YTD 2022 compared to 11.8% in YTD 2021. The tax benefit in YTD 2022 had an effective tax rate that was lower than the U.S. federal statutory tax rate of 21% primarily because of the impact of the potential European Commission fine related to the GRAIL acquisition which is nondeductible for tax purposes, the impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, and the impact of research and development expense capitalization for tax purposes. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
•We ended Q2 2022 with cash, cash equivalents, and short-term investments totaling $1.3 billion as of July 3, 2022, of which approximately $611 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue(1).

	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Revenue:
Product revenue	86.6%	86.3%	87.0%	86.8%
Service and other revenue	13.4	13.7	13.0	13.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	24.7	22.6	24.6	23.4
Cost of service and other revenue	5.9	5.6	5.8	5.4
Amortization of acquired intangible assets	3.4	0.6	3.3	0.6
Total cost of revenue	34.0	28.8	33.7	29.4
Gross profit	66.0	71.2	66.3	70.6
Operating expense:
Research and development	28.1	18.0	27.3	18.0
Selling, general and administrative	35.4	36.6	30.1	35.4
Legal contingencies	52.3	—	25.5	—
Total operating expense	115.8	54.6	82.9	53.4
(Loss) income from operations	(49.8)	16.6	(16.6)	17.2
Other income (expense):
Interest income	0.1	—	—	—
Interest expense	(0.5)	(1.4)	(0.5)	(1.6)
Other (expense) income, net	(4.6)	3.2	(3.8)	1.4
Total other (expense) income, net	(5.0)	1.8	(4.3)	(0.2)
(Loss) income before income taxes	(54.8)	18.4	(20.9)	17.0
(Benefit) provision for income taxes	(8.8)	2.0	(2.1)	2.0
Net (loss) income	(46.0)%	16.4%	(18.8)%	15.0%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q2 2022	Q2 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Core Illumina:
Consumables	$818	$778	$40	5%	$1,676	$1,552	$124	8%
Instruments	193	194	(1)	(1)	412	373	39	10
Total product revenue	1,011	972	39	4	2,088	1,925	163	8
Service and other revenue	145	154	(9)	(6)	289	294	(5)	(2)
Total Core Illumina revenue	1,156	1,126	30	3	2,377	2,219	158	7
GRAIL:
Service and other revenue	12	—	12	100	22	—	22	100
Eliminations	(6)	—	(6)	100	(13)	—	(13)	100
Total consolidated revenue	$1,162	$1,126	$36	3%	$2,386	$2,219	$167	8%
The increases in Core Illumina consumables revenue in Q2 2022 and YTD 2022 were primarily due to increases in sequencing consumables revenue of $40 million and $128 million, respectively, driven primarily by growth in the instrument installed base. Core Illumina instruments revenue slightly decreased in Q2 2022 due to fewer shipments. Core Illumina instruments revenue increased in YTD 2022, primarily due to an increase in sequencing instruments revenue of $37 million, driven primarily by increased shipments of our NovaSeq instrument, partially offset by fewer shipments of our NextSeq instrument. Core Illumina service and other revenue decreased in Q2 2022 and YTD 2022, primarily due to revenue from a patent litigation settlement in Q2 2021, partially offset by increased revenue from extended maintenance service contracts in Q2 2022 and YTD 2022. Additionally, Core Illumina revenue was impacted by $19 million in Q2 2022 and $33 million in YTD 2022 due to unfavorable foreign exchange rate fluctuations, which is net of amounts reclassified to revenue of $10 million and $16 million in Q2 2022 and YTD 2022, respectively, related to our cash flow hedges.
GRAIL service and other revenue for Q2 2022 and YTD 2022 related primarily to sales of Galleri.
Gross Margin

Dollars in millions	Q2 2022	Q2 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Gross profit (loss):
Core Illumina	$801	$802	$(1)	—%	$1,651	$1,566	$85	5%
GRAIL	(29)	—	(29)	100	(58)	—	(58)	100
Eliminations	(5)	—	(5)	100	(10)	—	(10)	100
Consolidated gross profit	$767	$802	$(35)	(4)%	$1,583	$1,566	$17	1%

Gross margin:
Core Illumina	69.3%	71.2%			69.5%	70.6%
GRAIL	*	—			*	—
Consolidated gross margin	66.0%	71.2%			66.3%	70.6%
_____________
*Not meaningful.

The decreases in Core Illumina gross margin in Q2 2022 and YTD 2022 were driven primarily by less fixed cost leverage and higher freight costs, increased revenue from a patent litigation settlement in Q2 2021, partially offset by favorable product mix.
GRAIL gross loss for Q2 2022 and YTD 2022 was primarily due to amortization of intangible assets of $33 million and $67 million, respectively.
Operating Expense

Dollars in millions	Q2 2022	Q2 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Research and development:
Core Illumina	$249	$202	$47	23%	$486	$398	$88	22%
GRAIL	86	—	86	100	171	—	171	100
Eliminations	(8)	—	(8)	100	(7)	—	(7)	100
Consolidated research and development	327	202	125	62	650	398	252	63

Selling, general and administrative:
Core Illumina	339	413	(74)	(18)	590	787	(197)	(25)
GRAIL	72	—	72	100	130	—	130	100
Eliminations	(1)	—	(1)	100	(1)	—	(1)	100
Consolidated selling, general and administrative	410	413	(3)	(1)	719	787	(68)	(9)

Legal contingencies:
Core Illumina	609	—	609	100	609	—	609	100
Total consolidated operating expense	$1,346	$615	$731	119%	$1,978	$1,185	$793	67%
Core Illumina research and development expense increased by $47 million, or 23%, in Q2 2022 and by $88 million, or 22%, in YTD 2022 primarily due to increases in headcount, as we continue to invest in the research and development of new products and enhancements to existing products and professional services, partially offset by a decrease in performance-based compensation.
GRAIL research and development expense for Q2 2022 and YTD 2022 consisted primarily of expenses related to headcount, including performance-based compensation, and clinical trials.
Core Illumina selling, general and administrative expense decreased by $74 million, or 18%, in Q2 2022 and by $197 million, or 25%, in YTD 2022 primarily due to a decrease in acquisition-related expenses as a result of $105 million and $210 million in Continuation Payments made to GRAIL in Q2 2021 and YTD 2021, respectively, and a decrease in performance-based compensation, partially offset in Q2 2022 by the fair value change of $38 million related to our contingent consideration liability. The decreases in Q2 2022 and YTD 2022 were partially offset by increases in headcount and travel expenses.
GRAIL selling, general and administrative expense for Q2 2022 and YTD 2022 consisted primarily of expenses related to headcount, including performance-based compensation, and professional services.
Core Illumina legal contingencies for Q2 2022 and YTD 2022 consisted of an accrual of $453 million, recorded in Q2 2022, for the potential fine that the European Commission may impose of up to 10% of our consolidated annual revenues and an estimated accrual of $156 million, also recorded in Q2 2022, related to the settlement of our litigation with BGI in July 2022. See note “7. Legal Proceedings” for additional details.

Other Income (Expense)

Dollars in millions	Q2 2022	Q2 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Interest income	$1	$—	$1	100%	$1	$—	$1	100%
Interest expense	(6)	(16)	10	(63)	(12)	(34)	22	(65)
Other (expense) income, net	(53)	36	(89)	(247)	(91)	31	(122)	(394)
Total other (expense) income, net	$(58)	$20	$(78)	(390)%	$(102)	$(3)	$(99)	3,300%
Total other (expense) income, net relates primarily to the Core Illumina segment.
Interest expense in Q2 2022 and YTD 2022 consisted primarily of accrued interest on our Term Notes. The decreases in Q2 2022 and YTD 2022 were primarily due to the accretion of the original debt discount on our convertible senior notes, prior to the adoption of ASU 2020-06. The decrease in YTD 2022 was also due to the recognition of interest expense in Q2 2021 and YTD 2021 associated with the amortization of debt issuance costs related to the termination of our Bridge Facility in Q1 2021. The fluctuations in other (expense) income, net were primarily due to unrealized losses on our marketable equity securities in Q2 2022 and YTD 2022, and unrealized gains on our non-marketable equity securities and Helix contingent value right in Q2 2021 and YTD 2021. For YTD 2022 the fluctuation was also due to a $26 million gain recorded on our derivative assets related to the terminated PacBio acquisition in Q1 2021.
(Benefit) Provision for Income Taxes

Dollars in millions	Q2 2022	Q2 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
(Loss) income before income taxes	$(637)	$207	$(844)	(408)%	$(497)	$378	$(875)	(231)%
(Benefit) provision for income taxes	(102)	22	(124)	(564)	(48)	45	(93)	(207)
Net (loss) income	$(535)	$185	$(720)	(389)%	$(449)	$333	$(782)	(235)%
Effective tax rate	16.0%	10.8%			9.7%	11.8%
Our effective tax rate was 16.0% in Q2 2022 compared to 10.8% in Q2 2021. The tax benefit in Q2 2022 had an effective tax rate that was lower than the U.S. federal statutory tax rate of 21% primarily because of the $95 million impact from the potential European Commission fine related to the GRAIL acquisition which is nondeductible for tax purposes, the $6 million impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, and the $23 million impact of capitalizing research and development expenses for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act. If the capitalization requirement is not repealed, modified, or deferred, potentially retroactively to the beginning of 2022, our provision for income taxes will continue to be negatively impacted and our cash tax payments will increase by approximately $142 million in 2022. The tax benefit in Q2 2022 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
In Q2 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
Our effective tax rate was 9.7% in YTD 2022 compared to 11.8% in YTD 2021. The tax benefit in YTD 2022 had an effective tax rate that was lower than the U.S. federal statutory tax rate of 21% primarily because of the $95 million impact from the potential European Commission fine related to the GRAIL acquisition which is nondeductible for tax purposes, the $31 million impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits, and the $27 million impact of capitalizing research and development expenses for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act. The tax benefit in YTD 2022 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

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
LIQUIDITY AND CAPITAL RESOURCES
At July 3, 2022, we had approximately $1.3 billion in cash and cash equivalents, of which approximately $611 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $57 million from January 2, 2022, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of July 3, 2022, we had $38 million in short-term investments comprised of marketable equity securities.
As of July 3, 2022, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $605 million. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2021 and Q1 2022 were $20 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments in YTD 2022 were approximately $187,000; however, pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments were applied to reimburse us for certain expenses. We expect Covered Revenue Payments to total approximately $110,000 in Q3 2022 due to Covered Revenues for Q2 2022 of approximately $12 million.
We continued to grant GRAIL employees cash incentive equity awards in YTD 2022. As of July 3, 2022, the aggregate cash value of awards outstanding and unvested was $267 million, and we accrued an estimated liability of $40 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of July 3, 2022, it was not probable that the performance conditions associated with the award will be achieved.
As a result of our decision to proceed with the completion of acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us. In Q2 2022, we accrued $453 million, included in accrued liabilities, representing 10% of our consolidated annual revenues for fiscal year 2021, as further disclosed in note “7. Legal Proceedings.”
On July 14, 2022, we entered into a Settlement and License Agreement with BGI, in which we agreed to pay an affiliate of BGI a one-time payment of $325 million, resolve claims in certain cases between the two parties and license certain technology to and from CGI and its affiliates, as further disclosed in note “7. Legal Proceedings.” We paid the one-time payment amount of $325 million on July 25, 2022.

On March 23, 2021, we issued term notes due 2023 with an aggregate principal amount of $500 million and term notes due 2031 with an aggregate principal amount of $500 million. The 2023 Term Notes and the 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually on March 23 and September 23 of each year. The 2023 Term Notes, which are classified as short-term, mature on March 23, 2023 and the 2031 Term Notes mature on March 23, 2031. We may redeem for cash all or any portion of the Term Notes, at our option, at any time prior to maturity. Our convertible senior notes, with an aggregate principal amount of $750 million, due on August 15, 2023, were not convertible as of July 3, 2022. As of July 3, 2022, our convertible notes were reclassified to short-term given the holders may convert their notes on or after May 15, 2023 until August 11, 2023.
On March 8, 2021, we obtained a Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of July 3, 2022, there were no borrowings outstanding under the Credit Facility.
We had $14 million and up to $101 million, respectively, remaining in our capital commitments to two venture capital investment funds as of July 3, 2022 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of July 3, 2022 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2022.
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

Cash Flow Summary

In millions	YTD 2022	YTD 2021
Net cash provided by operating activities	$297	$535
Net cash (used in) provided by investing activities	(239)	1,379
Net cash provided by financing activities	16	472
Effect of exchange rate changes on cash and cash equivalents	(17)	—
Net increase in cash and cash equivalents	$57	$2,386
Operating Activities
Net cash provided by operating activities in YTD 2022 primarily consisted of net loss of $449 million plus net adjustments of $406 million and net changes in operating assets and liabilities of $340 million. The primary adjustments to net loss included depreciation and amortization expense of $185 million, share-based compensation expense of $183 million, and net losses on strategic investments of $76 million, partially offset by deferred income taxes of $34 million and a gain recorded on our contingent consideration liability of $11 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accrued liabilities due to legal contingencies, partially offset by an increase in inventory and a decrease in accounts payable.
Investing Activities
Net cash used in investing activities totaled $239 million in YTD 2022. We invested $132 million in capital expenditures, primarily associated with our investment in facilities, paid $85 million for an acquisition, and used $22 million for purchases of strategic investments.
Financing Activities
Net cash provided by financing activities totaled $16 million in YTD 2022. We received $33 million in proceeds from the sale of shares under our employee stock purchase plan, partially offset by $17 million used to pay taxes related to net share settlement of equity awards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in YTD 2022, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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
During Q2 2022, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
LEGAL PROCEEDINGS
See discussion of legal proceedings in note “7. Legal Proceedings” in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information Section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended April 3, 2022, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factors could adversely affect our operating results and stock price:
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
As previously disclosed, on March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in the administrative court on April 13, 2021, and the administrative trial commenced on August 24, 2021, and live testimony concluded on September 24, 2021. On April 15, 2022, the parties filed their opening post-trial briefs and proposed findings. Reply briefs were filed on May 25, 2022, and closing arguments took place on June 8, 2022. A decision by the administrative judge is currently due no later than September 2, 2022. We intend to continue to vigorously defend against the FTC’s action.
As previously disclosed, on April 19, 2021, the European Commission accepted a request for referral of the Acquisition (the Referral) for European Union merger review under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation), which had been submitted by a Member State of the European Union. The European Commission had previously notified us asserting that as a result of the Referral, pursuant to Article 22(4) of the EU Merger Regulation, we were prohibited from implementing the Acquisition (i) until the European

Commission clears the Acquisition under the EU Merger Regulation or (ii) until the European Commission refuses the Referral, and therefore the European Commission’s acceptance of the Referral continued the purported standstill on the completion of the Acquisition until such time as the European Commission completes its review and approves the Acquisition. On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s decision asserting jurisdiction to review the Acquisition under Article 22 of the EU Merger Regulation, as the Acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction. On July 13, 2022, the EU General Court ruled that the European Commission has jurisdiction to review the Acquisition under the EU Merger Regulation. We intend to appeal the decision to the Court of Justice of the European Union.
As previously disclosed, on July 22, 2021, the European Commission announced it had initiated a Phase II review of the Acquisition. The duration of the Phase II review cannot be foreseen with certainty. As of the completion of the Acquisition, the European Commission’s purported standstill on such completion, the validity and appropriateness of which we are challenging, had not been suspended or overturned. We continue to work with the European Commission on its review and had voluntarily offered to enter into a hold separate arrangement with the European Commission with respect to GRAIL and its operations pending the resolution of the action in the EU General Court and/or completion of the European Commission’s review. On October 29, 2021, the European Commission adopted an order imposing interim measures (the Interim Measures Order), which provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we appoint an independent firm as monitoring trustee to monitor our compliance with the Interim Measures Order. An independent monitoring trustee has been appointed. Such hold separate arrangement, and our obligations pursuant thereto, have imposed implementation and administrative processes and additional costs, which have been burdensome to implement and administer, and which we expect to continue for the duration of the hold separate arrangement. Such burdens and additional costs, independently or together with additional burdens, costs and/or liabilities arising from such arrangement, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations and have an adverse impact on our ability to achieve the anticipated benefits of the Acquisition. Further, our failure to comply with the terms of the Interim Measures Order may result in the European Commission seeking to impose fines or other penalties on us. On December 1, 2021, we filed an action with the EU General Court asking for annulment of the Interim Measures Order. The hearing of that application has been stayed pending our appeal of the judgment of the EU General Court regarding the European Commission’s assertion of jurisdiction.
If we are required to divest all or a portion of the assets or equity interests of GRAIL, the terms of such divestment could be materially worse than the terms on which we acquired GRAIL. Furthermore, we may not be able to direct the timing, structure or financial terms of such divestment, which could result in negative financial or tax consequences. In addition, such divestment would impose significant costs and additional liabilities on us, including significant advisory fees and additional expenses. Such divestment could also divert our management’s attention and our resources away from existing operations and other opportunities that may have been beneficial to us. For these reasons, a partial or complete divestment of GRAIL could have a material adverse effect on our business, financial condition and results of operations.
On July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing the Acquisition. We believe that the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues (the Article 14(2)(b) Fine). In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We intend to vigorously defend against any such fines, penalties, remedies or restrictions, but we cannot predict the scope or severity thereof or the outcome of any related proceedings. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future acquisitions and/or divestitures may result from our decision to proceed with the completion of the Acquisition. We expect to continue to hold the assets or equity interests of GRAIL separate for some period of time, and such delay in integration may materially and adversely affect the synergies and other benefits we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. In the second fiscal quarter of 2022, we accrued $453 million in anticipation of a potential Article 14(2)(b) Fine, included in accrued liabilities, representing 10% of our consolidated annual revenues for fiscal year 2021 in accordance with ASC 450, Contingencies. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended July 3, 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended July 3, 2022.
OTHER INFORMATION
As announced on June 9, 2022, following the departure of Sam Samad, Joydeep Goswami, Chief Strategy and Corporate Development Officer, was appointed to serve as interim Chief Financial Officer while the company conducts a search for a permanent CFO.
Prior to joining Illumina in 2019, Mr. Goswami had more than a decade of senior management and P&L responsibilities at Thermo Fisher Scientific, and previously served pharma, technology, and private equity clients at McKinsey & Company. He holds an M.S., Ph.D. in chemical engineering, and an MBA from the Massachusetts Institute of Technology as well as a bachelor's degree in chemical engineering from the Indian Institute of Technology, Mumbai.
On August 9, 2022, in light of Mr. Goswami’s increased responsibilities as interim CFO, the Compensation Committee of the Board of Directors of Illumina approved additional compensation for Mr. Goswami in the form of a stipend of $25,000 per month, retroactive to July 2022 and, due to the expected requirement of Mr. Goswami to provide transition services, running through two months following the appointment of a permanent CFO.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation					X

3.2	Amended and Restated Bylaws					X

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Joydeep Goswami pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Joydeep Goswami pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

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

ILLUMINA, INC. (registrant)

Date:	August 11, 2022	/s/ Joydeep Goswami
Joydeep Goswami Chief Strategy and Corporate Development Officer and Interim Chief Financial Officer