Form 10-Q
period 2022-10-02
ILLUMINA, INC.
filed 2022-11-04
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 2, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of October 28, 2022, there were 157.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 2, 2022

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
•the benefits that we expect will result from our business activities and certain transactions we have completed, or may complete, such as product introductions, increased revenue, decreased expenses, and avoided expenses and expenditures;
•our expectations of the effect on our financial condition of claims, litigation, contingent liabilities, and governmental investigations, proceedings, and regulations;
•our strategies or expectations for product development, market position, financial results, and reserves;
•our expectations regarding the outcome of the legal and regulatory proceedings, including any related appeals, related to our acquisition of GRAIL, Inc. (GRAIL) and other actions that may be taken or pursued by the European Commission, the U.S. Federal Trade Commission and/or other governmental or regulatory authorities in connection with such acquisition;
•the interim measures order imposed by the European Commission, the duration and impact of such order on Illumina and GRAIL, and the appointment of a monitoring trustee to monitor our compliance with such order;
•the prohibition decision adopted by the European Commission on September 6, 2022 (the Prohibition Decision), and the public statements made by the European Commission in connection with such decision that indicate that a subsequent decision is likely to be adopted by the European Commission that will order us to divest GRAIL;
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
•risks and uncertainties regarding the legal and regulatory proceedings, including any related appeals, relating to our acquisition of GRAIL and our ability to achieve the expected benefits of such acquisition and other actions that have been or may be taken or pursued by the European Commission, the U.S. Federal Trade Commission and/or other governmental or regulatory authorities in connection with such acquisition;
•the interim measures order imposed by the European Commission, the duration and impact of such order on Illumina and GRAIL, which impact may include material and adverse effects on synergies and other benefits we expect to achieve as a result of the acquisition of GRAIL, additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations;
•our compliance with the terms of the interim measures order imposed by the European Commission, which is monitored by an appointed monitoring trustee, and which is burdensome to implement and administer, and the risk that the European Commission could impose or seek to impose fines and other penalties for alleged noncompliance with such terms;
•the possibility that we may be required to divest GRAIL, the terms and conditions of any required divestiture of GRAIL, and the timing of and the risks, costs and business disruptions (including the diversion of management’s attention) associated with any such divestiture, the announcement, pendency or implementation thereof or any associated legal or regulatory proceedings or obligations, and other uncertainties related to our compliance (or ability to comply) with any order or decision regarding a divestiture of GRAIL, which may adversely affect us and our business, including current plans and operations, financial condition and results of operations;
•any negative effects of the announcement, pendency or implementation of the Prohibition Decision or any order or decision regarding a divestiture of GRAIL and/or of any divestiture of GRAIL on the market price of Illumina’s common stock and on Illumina’s operating results;
•risks associated with third-party contracts or other agreements containing provisions that might be implicated by any divestiture of GRAIL, including our obligations with respect to certain GRAIL contingent value rights and the risk that we will be unable to fully discharge such obligations in connection with a divestiture of GRAIL;
•the risk of adverse effects resulting from additional potential litigation associated with the acquisition of GRAIL;
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 2, 2022	January 2, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,232
Short-term investments	41	107
Accounts receivable, net	628	648
Inventory, net	559	431
Prepaid expenses and other current assets	259	295
Total current assets	2,487	2,713
Property and equipment, net	1,068	1,024
Operating lease right-of-use assets	680	672
Goodwill	3,238	7,113
Intangible assets, net	3,335	3,250
Other assets	448	445
Total assets	$11,256	$15,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281	$332
Accrued liabilities	1,142	761
Term notes, current portion	499	—
Convertible senior notes, current portion	747	—
Total current liabilities	2,669	1,093
Operating lease liabilities	748	774
Term notes	495	993
Convertible senior notes	—	702
Other long-term liabilities	613	915
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	9,129	8,938
Accumulated other comprehensive income	39	17
Retained earnings	1,281	5,485
Treasury stock, at cost	(3,720)	(3,702)
Total stockholders’ equity	6,731	10,740
Total liabilities and stockholders’ equity	$11,256	$15,217
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenue:
Product revenue	$963	$978	$3,039	$2,903
Service and other revenue	152	130	462	424
Total revenue	1,115	1,108	3,501	3,327
Cost of revenue:
Cost of product revenue	280	264	866	782
Cost of service and other revenue	72	56	210	177
Amortization of acquired intangible assets	46	18	125	31
Total cost of revenue	398	338	1,201	990
Gross profit	717	770	2,300	2,337
Operating expense:
Research and development	325	436	975	835
Selling, general and administrative	146	879	865	1,666
Legal contingency and settlement	(11)	—	598	—
Goodwill impairment	3,914	—	3,914	—
Total operating expense	4,374	1,315	6,352	2,501
Loss from operations	(3,657)	(545)	(4,052)	(164)
Other income (expense):
Interest income	3	—	4	—
Interest expense	(6)	(14)	(17)	(48)
Other (expense) income, net	(12)	979	(103)	1,010
Total other (expense) income, net	(15)	965	(116)	962
(Loss) income before income taxes	(3,672)	420	(4,168)	798
Provision for income taxes	144	103	97	148
Net (loss) income	$(3,816)	$317	$(4,265)	$650
(Loss) earnings per share:
Basic	$(24.26)	$2.09	$(27.13)	$4.39
Diluted	$(24.26)	$2.08	$(27.13)	$4.36
Shares used in computing (loss) earnings per share:
Basic	157	152	157	148
Diluted	157	153	157	149
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net (loss) income	$(3,816)	$317	$(4,265)	$650
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	9	5	22	12
Total comprehensive (loss) income	$(3,807)	$322	$(4,243)	$661
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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of January 2, 2022	197	$2	$8,938	$17	$5,485	(40)	$(3,702)	$10,740
Net income	—	—	—	—	86	—	—	86
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	—	33	—	—	—	(12)	21
Share-based compensation	—	—	79	—	—	—	—	79
Cumulative-effect adjustment from adoption of ASU 2020-06, net of deferred tax	—	—	(93)	—	61	—	—	(32)
Balance as of April 3, 2022	197	2	8,957	18	5,632	(40)	(3,714)	10,895
Net loss	—	—	—	—	(535)	—	—	(535)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	12	—	—	—	12
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(4)	(4)
Share-based compensation	—	—	76	—	—	—	—	76
Balance as of July 3, 2022	197	2	9,033	30	5,097	(40)	(3,718)	10,444
Net loss	—	—	—	—	(3,816)	—	—	(3,816)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	9	—	—	—	9
Issuance of common stock, net of repurchases	—	—	30	—	—	—	(2)	28
Share-based compensation	—	—	66	—	—	—	—	66
Balance as of October 2, 2022	197	$2	$9,129	$39	$1,281	(40)	$(3,720)	$6,731
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net (loss) income	$(4,265)	$650
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	158	128
Amortization of intangible assets	130	34
Share-based compensation expense	266	656
Accretion of debt discount on convertible senior notes	—	26
Deferred income taxes	(40)	(81)
Goodwill impairment	3,914	—
Gain on previously held investment in GRAIL	—	(900)
Net losses (gains) on strategic investments	79	(46)
Loss (gain) on Helix contingent value right	8	(30)
Gain on derivative assets related to terminated acquisition	—	(26)
Change in fair value of contingent consideration liabilities	(230)	(7)
Other	7	26
Changes in operating assets and liabilities:
Accounts receivable	13	(125)
Inventory	(127)	(27)
Prepaid expenses and other current assets	10	(34)
Operating lease right-of-use assets and liabilities, net	(10)	(9)
Other assets	17	(35)
Accounts payable	(51)	(28)
Accrued liabilities	388	81
Other long-term liabilities	(22)	10
Net cash provided by operating activities	245	263
Cash flows from investing activities:
Maturities of available-for-sale securities	—	331
Purchases of available-for-sale securities	—	(77)
Sales of available-for-sale securities	—	1,031
Cash received for derivative assets related to terminated acquisition	—	52
Purchases of property and equipment	(198)	(138)
Purchases of strategic investments	(26)	(44)
Sales of strategic investments	—	220
Net cash paid for acquisitions	(85)	(2,444)
Cash paid for intangible asset	(180)	—
Net cash used in investing activities	(489)	(1,069)
Cash flows from financing activities:
Net proceeds from issuance of debt	—	988
Payments on convertible senior notes	—	(517)
Taxes paid related to net share settlement of equity awards	(19)	(452)
Proceeds from issuance of common stock	63	59
Net cash provided by financing activities	44	78
Effect of exchange rate changes on cash and cash equivalents	(32)	(2)
Net decrease in cash and cash equivalents	(232)	(730)
Cash and cash equivalents at beginning of period	1,232	1,810
Cash and cash equivalents at end of period	$1,000	$1,080
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
On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. The acquisition is subject to ongoing legal proceedings and GRAIL is currently being held and operated as a separate company, with oversight provided by an appointed, independent monitoring trustee. Refer to note “7. Legal Proceedings” for additional details. We have included the financial results of GRAIL in our condensed consolidated financial statements from the date of acquisition. We finalized the allocation of the purchase price for the GRAIL acquisition in August 2022. See note “6. Supplemental Balance Sheet Details.” In addition, GRAIL is a separate reportable segment. Refer to note “9. Segment Information” for additional details.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2022 and Q3 2021 refer to the three months ended October 2, 2022 and October 3, 2021, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2022 and 2021 refer to the nine months ended October 2, 2022 and October 3, 2021, respectively, which were both 39 weeks.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings (loss) per share:

In millions	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Weighted average shares outstanding	157	152	157	148
Effect of potentially dilutive common shares from:
Equity awards	—	1	—	1
Weighted average shares used in calculating diluted earnings (loss) per share	157	153	157	149

Anti-dilutive shares:
Convertible senior notes	2	—	2	—
Equity awards	2	—	2	—
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	4	—	4	—

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
Revenue by Source

	Q3 2022			Q3 2021
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$720	$76	$796	$723	$71	$794
Instruments	162	5	167	180	4	184
Total product revenue	882	81	963	903	75	978
Service and other revenue	133	19	152	112	18	130
Total revenue	$1,015	$100	$1,115	$1,015	$93	$1,108

	YTD 2022			YTD 2021
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,237	$225	$2,462	$2,123	$224	$2,347
Instruments	563	14	577	544	12	556
Total product revenue	2,800	239	3,039	2,667	236	2,903
Service and other revenue	390	72	462	348	76	424
Total revenue	$3,190	$311	$3,501	$3,015	$312	$3,327
Revenue by Geographic Area

Based on region of destination (in millions)	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Americas	$597	$583	$1,885	$1,733
Europe, Middle East, and Africa	290	313	914	938
Greater China(1)	133	122	378	382
Asia-Pacific	95	90	324	274
Total revenue	$1,115	$1,108	$3,501	$3,327
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations
We regularly enter into contracts with multiple performance obligations. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of October 2, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $974 million, of which approximately 88% is expected to be converted to revenue in the next twelve months, approximately 6% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $17 million and $16 million as of October 2, 2022 and January 2, 2022, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of October 2, 2022 and January 2, 2022 were $288 million and $297 million, respectively, of which the short-term portions of $225 million and $234 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q3 2022 and YTD 2022 included $41 million and $206 million, respectively, of previously deferred revenue that was included in contract liabilities as of January 2, 2022.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of October 2, 2022 and January 2, 2022, the fair value of our marketable equity securities totaled $41 million and $107 million, respectively.
Net gains (losses) recognized in other (expense) income, net on our marketable equity securities were as follows:

In millions	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Net gains (losses) recognized during the period on marketable equity securities	$3	$45	$(66)	$(23)
Less: Net losses recognized during the period on marketable equity securities sold during the period	—	—	—	(7)
Net unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$3	$45	$(66)	$(16)
Non-Marketable Equity Securities
As of October 2, 2022 and January 2, 2022, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $42 million and $40 million, respectively.
Revenue recognized from transactions with our strategic investees was $27 million and $83 million for Q3 2022 and YTD 2022, respectively, and $14 million and $47 million for Q3 2021 and YTD 2021, respectively.
Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $11 million and up to $101 million, respectively, remained callable as of October 2, 2022. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $184 million and $173 million as of October 2, 2022 and January 2, 2022, respectively. We recorded unrealized losses of $5 million and $11 million in Q3 2022 and YTD 2022, respectively, and unrealized gains of $23 million in Q3 2021 and $54 million in YTD 2021, in other (expense) income, net.
Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of the contingent value right resulted in unrealized losses of $5 million and $8 million in Q3 2022 and YTD 2022, respectively, and unrealized gains of $12 million and $30 million in Q3 2021 and YTD 2021, respectively, which were included in other (expense) income, net.
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
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	October 2, 2022				January 2, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$551	$—	$—	$551	$688	$—	$—	$688
Marketable equity securities	41	—	—	41	107	—	—	107
Helix contingent value right	—	—	57	57	—	—	65	65
Deferred compensation plan assets	—	49	—	49	—	60	—	60
Total assets measured at fair value	$592	$49	$57	$698	$795	$60	$65	$920
Liabilities:
Contingent consideration liabilities	$—	$—	$387	$387	$—	$—	$615	$615
Deferred compensation plan liability	—	46	—	46	—	56	—	56
Total liabilities measured at fair value	$—	$46	$387	$433	$—	$56	$615	$671

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
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2021, Q1 2022, and Q2 2022 were $32 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Corresponding Covered Revenue Payments in YTD 2022 were approximately $297,000; however, pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments were applied to reimburse us for certain expenses. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our condensed consolidated statements of operations. The fair value of our contingent consideration liability related to the GRAIL acquisition was $387 million and $615 million as of October 2, 2022 and January 2, 2022, respectively, of which $386 million and $614 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities.
Changes in the estimated fair value of our contingent consideration liabilities during YTD 2022 were as follows:

In millions
Balance as of January 2, 2022	$615
Acquisition	2
Change in estimated fair value	(230)
Balance as of October 2, 2022	$387

4. DEBT
Summary of Term Debt Obligations

In millions	October 2, 2022	January 2, 2022
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2023 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(6)	(7)
Net carrying amount of term notes	994	993
Less: current portion	(499)	—
Term notes, non-current	$495	$993
Fair value of term notes outstanding (Level 2)	$877	$996

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
Interest expense recognized on the Term Notes, which included amortization of debt discounts and issuance costs, was $4 million and $13 million in Q3 2022 and YTD 2022, respectively, and $4 million and $9 million in Q3 2021 and YTD 2021, respectively.
0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In millions	October 2, 2022	January 2, 2022
Principal amount outstanding	$750	$750
Unamortized debt discount and issuance costs	(3)	(48)
Net carrying amount of liability component	$747	$702
Less: current portion	(747)	—
Convertible senior notes, non-current	$—	$702
Carrying value of equity component, net of debt issuance costs	$—	$126
Fair value of convertible senior notes outstanding (Level 2)	$721	$854
In August 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Convertible Notes). The 2023 Convertible Notes carry no coupon interest and mature on August 15, 2023.
The 2023 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate, subject to adjustment, of 2.1845 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $457.77 per share of common stock), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price in effect on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events described in the indenture. Regardless of the foregoing circumstances, the holders may convert their notes on or after May 15, 2023 until August 11, 2023. The 2023 Convertible Notes were not convertible as of October 2, 2022.

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
Interest expense recognized on the 2023 Convertible Notes, which included amortization of debt issuance costs, was $1 million and $2 million in Q3 2022 and YTD 2022, respectively. Interest expense recognized on the 2023 Convertible Notes in Q3 2021 and YTD 2021 was $7 million and $21 million, respectively, which included amortization of the original debt discount and debt issuance costs.
0.5% Convertible Senior Notes due 2021 (2021 Convertible Notes)
In June 2014, we issued $517 million aggregate principal amount of convertible senior notes due 2021 (2021 Convertible Notes). The 2021 Convertible Notes matured on June 15, 2021, by which time the principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in 0.7 million shares of common stock and we recorded a loss on extinguishment of debt of $1 million in Q2 2021. Interest expense recognized on the 2021 Convertible Notes, which included amortization of debt discount and issuance costs, was $7 million in YTD 2021, respectively. Our adoption of ASU 2020-06 on January 3, 2022 did not impact the accounting for the 2021 Convertible Notes since they were converted and repaid prior to the date of adoption.
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
As of October 2, 2022, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

5. STOCKHOLDERS’ EQUITY
As of October 2, 2022, approximately 1.8 million shares remained available for future grants under the 2015 Stock and Incentive Compensation Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 2, 2022	1,130	328	$345.66	$466.42
Awarded	1,175	(111)	$316.48	$476.80
Vested	(109)	—	$386.20	$—
Cancelled	(149)	(34)	$343.26	$423.89
Outstanding at October 2, 2022	2,047	183	$326.88	$468.11
_____________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options(1)	Weighted-Average Exercise Price
Outstanding at January 2, 2022	8	$66.42	17	$85.54
Granted	180	$330.25	—	$—
Exercised	(1)	$6.55	—	$—
Outstanding at October 2, 2022	187	$319.72	17	$85.54
Exercisable at October 2, 2022	8	$71.09	—	$—
_____________
(1)The number of units reflect awards that have been granted and for which it is assumed to be probable that the underlying performance goals will be achieved.

Liability-Classified Awards

We grant cash-based equity incentive awards to GRAIL employees. On October 1, 2022, upon recommendation from GRAIL’s management, it was determined at a meeting of the Compensation Committee of Illumina’s Board of Directors that, for purposes of valuation and performance measurement of the awards, GRAIL’s stand-alone valuation, as determined by GRAIL using a reasonable calculation and based on advice from independent valuation experts and analyses, would be used for valuation and performance measurement purposes.

Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 2, 2022	$184
Granted	107
Vested and paid in cash	(32)
Cancelled	(33)
Outstanding at October 2, 2022	$226
Estimated liability as of October 2, 2022 (included in accrued liabilities)	$24
We recognized share-based compensation expense of $17 million and $46 million in Q3 2022 and YTD 2022, respectively. No share-based compensation expense was recognized in Q3 2021 and YTD 2021. As of October 2, 2022, approximately $202 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 3.2 years.
In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of October 2, 2022, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the condensed consolidated financial statements to-date.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2022, approximately 0.3 million shares were issued under the ESPP. As of October 2, 2022, there were approximately 12.8 million shares available for issuance under the ESPP.
Share Repurchases
We did not repurchase any shares during YTD 2022. As of October 2, 2022, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Cost of product revenue	$7	$7	$20	$22
Cost of service and other revenue	2	1	4	3
Research and development	37	193	112	243
Selling, general and administrative	37	496	130	576
Share-based compensation expense before taxes	83	697	266	844
Related income tax benefits	(18)	(29)	(60)	(57)
Share-based compensation expense, net of taxes	$65	$668	$206	$787

In connection with the acquisition of GRAIL, we recognized, in Q3 2021, share-based compensation expense of $615 million related to the fair value of accelerated equity awards attributable to the post-combination period, of which $167 million was recorded in research and development expense and $448 million in selling, general and administrative expense.
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
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2022 were as follows:

Employee Stock Purchase Rights
Risk-free interest rate	0.06% - 2.98%
Expected volatility	37% - 51%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$50.22
As of October 2, 2022, approximately $538 million of total unrecognized compensation cost related to restricted stock, stock options and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.4 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	October 2, 2022	January 2, 2022
Trade accounts receivable, gross	$632	$651
Allowance for credit losses	(4)	(3)
Total accounts receivable, net	$628	$648
Inventory

In millions	October 2, 2022	January 2, 2022
Raw materials	$231	$144
Work in process	387	333
Finished goods	29	32
Inventory, gross	647	509
Inventory reserve	(88)	(78)
Total inventory, net	$559	$431
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

In addition, we recorded a licensed technology intangible asset of $180 million, with a useful life of 6.5 years, as a result of our litigation settlement with BGI in Q3 2022. Refer to note “7. Legal Proceedings” for additional details.
Changes to goodwill during YTD 2022 were as follows:

In millions
Balance as of January 2, 2022	$7,113
Impairment	(3,914)
Acquisition	45
Measurement period adjustment	(6)
Balance as of October 2, 2022	$3,238
We recorded a measurement period adjustment in Q3 2022 related to our GRAIL acquisition to decrease goodwill and increase deferred tax assets by $6 million, as a result of finalizing GRAIL’s U.S. tax returns. The measurement period adjustment was made to reflect facts and circumstances that existed as of the acquisition date. We finalized the allocation of the purchase price for the GRAIL acquisition in August 2022.
Impairment of Goodwill
We test goodwill for impairment annually, as of May, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We performed our annual impairment test in Q2 2022, as of May 2022. We performed a qualitative assessment for the Core Illumina reporting unit, noting no impairment. For the GRAIL reporting unit, we performed a quantitative assessment and determined a fair value for the reporting unit using a discounted cash flow model, which included assumptions for projected cash flows and a discount rate of 16.0%. The selected discount rate was determined using a weighted average cost of capital for risk factors specific to GRAIL and other market and industry data. The estimates and assumptions used represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Based on the quantitative test performed, the fair value of the GRAIL reporting unit exceeded its carrying value by $700 million and no goodwill impairment was recorded in Q2 2022.
On July 13, 2022, the EU General Court ruled that the European Commission has jurisdiction to review our acquisition of GRAIL. Additionally, on September 6, 2022, the European Commission issued its decision prohibiting the acquisition. Refer to note “7. Legal Proceedings” for additional details. These decisions, along with a continued and significant decrease in the Company’s stock price and market capitalization, led us to believe that a triggering event occurred and that an interim goodwill and intangible asset impairment test was required in Q3 2022.

Based on our interim analysis, we concluded that our GRAIL reporting unit’s carrying value exceeded its estimated fair value. As a result, we recorded $3,914 million of goodwill impairment related to our GRAIL reporting unit in Q3 2022, primarily due to the negative impact of current capital market conditions and a higher discount rate selected for the fair value calculation of the GRAIL reporting unit. No impairment was recorded for our Core Illumina reporting unit, noting its fair value exceeded its carrying value by more than $30 billion.
We performed our interim goodwill impairment test using a combination of both an income and a market approach to determine the fair value of each reporting unit. The income approach utilized the estimated discounted cash flows for each reporting unit while the market approach utilized comparable company information. Estimates and assumptions used in the income approach included projected cash flows for both the GRAIL and Core Illumina reporting units and a discount rate for each reporting unit. Discount rates were determined using a weighted average cost of capital for risk factors specific to each reporting unit and other market and industry data. For the GRAIL reporting unit, the discount rate selected was 22.0%. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The assumptions used in our impairment analysis are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. In order to further validate the reasonableness of the fair values concluded for our reporting units, a reconciliation to market capitalization was performed by estimating a reasonable implied control premium and other market factors.
As a result of the impairment taken in Q3 2022, the carrying value of our GRAIL reporting unit now approximates its fair value. As such, changes in our future operating results, cash flows, share price, market capitalization or discount rates, as well as future regulatory decisions related to our acquisition of GRAIL, used when conducting future goodwill impairment tests could affect the estimated fair values of our reporting units and may result in additional goodwill impairment charges in the future. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods prior to the annual impairment test. As of Q3 2022, remaining goodwill allocated to the GRAIL reporting unit was $2,178 million.
In conjunction with the interim goodwill impairment test, we also evaluated the IPR&D intangible asset, assigned to the GRAIL reporting unit, for potential impairment. We performed our interim impairment test by comparing the carrying value of the IPR&D intangible asset to its estimated fair value, which was determined by the income approach, using a discounted cash flow model. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. These estimates and assumptions represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Based on our interim impairment test, the carrying value of the IPR&D intangible asset did not exceed its estimated fair value. As a result, no impairment for the IPR&D intangible asset was recorded in Q3 2022.
We also performed a recoverability test for the definite-lived intangible assets assigned to the GRAIL reporting unit, which includes developed technology and trade name, noting no impairment in Q3 2022. Additionally, no impairment was noted for the definite-lived intangible assets assigned to our Core Illumina reporting unit.
Accrued Liabilities

In millions	October 2, 2022	January 2, 2022
Legal contingencies(1)	$453	$—
Contract liabilities, current portion	225	234
Accrued compensation expenses	173	241
Accrued taxes payable	81	98
Operating lease liabilities, current portion	77	71
Liability-classified equity incentive awards	24	11
Other, including warranties(2)	109	106
Total accrued liabilities	$1,142	$761
_____________
(1)See note “7. Legal Proceedings” for additional details.
(2)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Balance at beginning of period	$21	$16	$22	$13
Additions charged to cost of product revenue	5	5	17	20
Repairs and replacements	(7)	(6)	(20)	(18)
Balance at end of period	$19	$15	$19	$15

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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other (expense) income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of October 2, 2022, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of October 2, 2022 and January 2, 2022, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $472 million and $462 million, respectively.
We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. Accordingly, we reclassified $16 million and $32 million to revenue in Q3 2022 and YTD 2022, respectively, and $3 million and $4 million in Q3 2021 and YTD 2021, respectively. The fair value of the foreign currency forward contracts recorded in total assets on the condensed consolidated balance sheets was $47 million and $19 million as of October 2, 2022 and January 2, 2022, respectively, of which $40 million and $19 million, respectively, was recorded within prepaid expenses and other current assets. The estimated net gains reported in accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months are $40 million as of October 2, 2022. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, will be recognized in other (expense) income, net. As of October 2, 2022, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of October 2, 2022 and January 2, 2022, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $419 million and $450 million, respectively.

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

Acquisition of GRAIL
On March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022, and on October 4, 2022, the FTC’s complaint counsel filed its opening appeal brief. We intend to vigorously defend against the FTC action.
On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction. On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction to review the acquisition. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union asking for annulment of the EU General Court’s decision.
On September 6, 2022, the European Commission announced that it had completed its Phase II review of the acquisition of GRAIL and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. Public statements made by the European Commission in connection with the Prohibition Decision indicate that a subsequent decision is likely to be adopted by the European Commission that will order us to divest GRAIL (the EC Divestment Decision). Neither the Prohibition Decision nor such public statements indicate when any such EC Divestment Decision may be adopted. We intend to appeal the Prohibition Decision to the EU General Court by the applicable deadline. We also intend to appeal any EC Divestment Decision (if and when adopted by the European Commission) and, if necessary, to seek interim relief suspending the divestment of GRAIL until the final determination of these appeals.
Additionally, as a result of our decision to proceed with the completion of the acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues. On July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing our acquisition of GRAIL. As a result, we have accrued $453 million, included in accrued liabilities, as of Q3 2022, which represents 10% of our consolidated annual revenues for fiscal year 2021 in accordance with ASC 450, Contingencies.
BGI Genomics Co. Ltd. and its Affiliates
On June 27, 2019, we filed suit against BGI Genomics Co. Ltd (BGI) in the United States District Court for the Northern District of California, alleging that certain BGI sequencing products infringe our U.S. Patent No. 7,566,537 (‘537 patent) and U.S. Patent No. 9,410,200 (‘200 patent). BGI denied our claims and counterclaimed that our technology infringes U.S. Patent No. 9,944,984 (‘984 patent). We deny their allegations. On February 27, 2020, we filed a second patent infringement suit against BGI in the United States District Court for the Northern District of California alleging that BGI sequencing products infringed U.S. Patent 7,771,973 (‘973 patent), U.S. Patent 7,541,444 (‘444 patent), and U.S. Patent 10,480,025 (‘025 patent). On June 15, 2020, the Court granted our motions requesting preliminary injunctions against BGI, finding that our patents were likely valid and infringed by

BGI’s chemistries. The injunction prohibited the sale of infringing BGI sequencers and sequencing reagents in the U.S. On December 9, 2020, BGI filed a motion to amend its answer to our second suit to include allegations that the ‘444 and ‘973 patents are unenforceable under the doctrine of inequitable conduct; we deny BGI’s allegations. We deny that we owe any damages or ongoing royalty. On August 27, 2021, and September 9, 2021, the Court issued its decisions on the summary judgment motions: (i) the Court granted our motion for summary judgment that we do not infringe BGI’s ‘984 patent; (ii) the Court granted our motion for summary judgment that our ‘444 and ‘973 patents are not unenforceable; (iii) the Court granted our motion for summary judgment that BGI’s standard MPS products infringe all of our patents-in-suit: (iv) the Court granted our motion for summary judgment that BGI’s “Cool MPS” sequencing products infringe the ‘973 and ‘444 patents, and granted BGI’s motion for summary judgment that BGI’s “Cool MPS” sequencing products do not infringe the ‘025 patent; and (v) the Court denied BGI’s motion for summary judgment that our ‘973 patent is invalid for lack of written description and enablement. Trial began on November 12, 2021, and the jury rendered a verdict on November 30, 2021. The jury found that the ‘537, ‘200, ‘973 patents and claims 9, 27, 31, 33, 34, 42, 47 of the ‘025 patent are valid and were willfully infringed by BGI. The jury also ruled that the claim 4 of the ‘444 patent and claim 1 of the ‘025 patent were invalid as obvious. The jury awarded the Company $8 million in damages. On March 27, 2022, the Court issued a decision on post-trial motions. The Court denied BGI’s motions. The Court (i) upheld the jury’s award of $8 million and granted pre-judgment interest, (ii) upheld the jury’s finding that BGI’s infringement was willful, (iii) granted the Company’s request for a permanent injunction until the relevant patents expire; (iv) granted the Company’s request that claim 1 of the ‘025 patent is not invalid, but denied the request with respect to claim 4 of the ‘444 patent; and (v) denied the Company’s request for enhanced damages. On April 27, 2022, BGI appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company cross-appealed, including with respect to the denial of the Company’s request for enhanced damages.
On January 11, 2021, Complete Genomics, Inc. (CGI), BGI Americas Corp., and MGI Americas, Inc. filed a complaint in the United States District Court for the Northern District of California alleging the Company and its subsidiary Illumina Cambridge Ltd. violated federal antitrust and state unfair competition laws. CGI and these affiliates alleged that the Company fraudulently withheld a prior art reference that was material to patentability for the ‘444 and ‘973 patents. They also alleged that our infringement claims of the ‘025 against BGI’s “Cool MPS” chemistry were objectively baseless. The Company denies the allegations in the complaint. On March 30, 2021, the Court stayed the antitrust case pending resolution of the underlying patent infringement suit taking place in the same court.
On May 28, 2019, CGI filed suit against us in the United States District Court for the District of Delaware alleging that our two-channel sequencing systems, including the NovaSeq, NextSeq, and MiniSeq systems, infringe certain claims of U.S. Patent No. 9,222,132. We denied CGI’s allegations and counterclaimed for infringement by CGI, BGI Americas Corp., and MGI Americas, Inc. of U.S. Patent No. 9,303,290, U.S. Patent No. 9,217,178, and U.S. Patent No. 9,970,055. On August 15, 2019, CGI filed a motion to dismiss our counterclaims. On August 29, 2019, we filed our Opposition to the Motion to Dismiss. The Court denied and granted the motion in part, denying the motion as to our claims for inducing infringement and granting it for contributory infringement. The Court gave us leave to file an amended complaint to attempt to cure the alleged deficiencies as to contributory infringement. On July 1, 2020, CGI amended its complaint to add claims of infringement of U.S. Patent No. 10,662,473 by our two-channel sequencing systems. We deny these allegations. CGI requested approximately $334 million in alleged past damages and an average ongoing royalty of at least 5.5% on sales of the accused two-channel sequencing instruments and chemistry in the U.S. until the patents-in-suit expire on January 28, 2029. We denied that we owed any damages or ongoing royalty. On October 22, 2021, pursuant to the Court’s local rules, the Company sought leave to file a motion for summary judgment of non-infringement of the CGI patents-in-suit. CGI sought leave to file a motion for summary judgment against the Company’s invalidity defense based on prior invention. On January 14, 2022, the Court denied the Company and CGI’s motions for leave to file for summary judgment. Trial began on April 25, 2022.
On May 6, 2022, the jury in the U.S. District Court for the District of Delaware rendered a verdict that we willfully infringed U.S. Patent Nos. 9,222,132 and 10,662,473 owned by CGI, and awarded approximately $334 million to CGI in past damages. The jury also invalidated three patents owned by us, namely, U.S. Patent Nos. 9,217,178; 9,303,290; and 9,970,055. On July 14, 2022, we entered into a Settlement and License Agreement with BGI and CGI (the “Agreement”). The Agreement resolves all claims in Complete Genomics, Inc. v. Illumina, Inc., Case No. C.A. No. 19-970-MN (D. Del.). The Agreement also resolves all claims in Illumina, Inc. and Illumina Cambridge Ltd. v. BGI Genomics Co., Ltd., BGI Americas Corp., MGI Tech Co., Ltd., MGI Americas Inc., and Complete Genomics, Inc., Case No. 3:19-cv-03770-WHO (N.D. Cal.) and Illumina, Inc. and Illumina Cambridge Ltd. v. BGI Genomics Co., Ltd., BGI Americas Corp., MGI Tech Co., Ltd., MGI Americas Inc., and Complete Genomics, Inc., Case No. 3:20-

cv-01465-WHO (N.D. Cal.), as well as related Appeal Nos. 2022-1733, 2022-1735 and 2022-1742, 2022-1743 pending in the United States Court of Appeals for the Federal Circuit, with the exception that the permanent injunction entered on April 11, 2022 against BGI remains in effect with a revised expiration date of January 1, 2023, with respect to BGI’s StandardMPS chemistry. The Agreement further resolves all antitrust claims against us in Complete Genomics, Inc., BGI Americas Corp. and MGI Americas, Inc. v. Illumina, Inc. and Illumina Cambridge Ltd., Case No. 21-cv-00217 (N.D. Cal.) and that complaint was dismissed with prejudice. Pursuant to the terms of the Agreement, the Company agreed to pay Complete Genomics a one-time payment of $325 million, with the parties agreeing that the judgment against BGI and the judgment against the Company in the above-referenced litigations are satisfied in total. In addition, the Company received from BGI a fully paid-up license to U.S. Patent Nos. 8,617,811, 9,222,132, 9,523,125, 10,662,473, 11,098,356 and 11,214,832, U.S. Patent Application Nos. 61/024,396, 61/024,110, 16/882,461, 17/407,935 and 17/523,706, and U.S. patents and patent applications related to each of the foregoing U.S. patents and patent applications until their expiration (“the 2-channel technology patents”). Our license allows the Company to use the 2-channel technology in all its current and future platforms with no additional royalties owed. BGI received from us a fully paid-up license to U.S. Patent Nos. 9,217,178, 9,303,290 and 9,970,055 (“the image mix patents”) and U.S. patents and applications related to each of the foregoing U.S. patents until their expiration. The parties agreed to a litigation standstill for patent and antitrust actions in the United States and its territories until October 1, 2025, as set forth in the Agreement. The standstill does not apply to the parties’ patents or patent applications related to non-invasive prenatal testing, nor to any intellectual property of Grail, Inc., related to multi-cancer early detection. None of the parties make any admission of liability in entering into the Agreement.
We allocated the $325 million payment on a relative fair value basis, resulting in $180 million capitalized as an intangible asset for the value of the license, which is amortized over a period of 6.5 years on a straight-line basis, $150 million allocated to the release of past damages claimed, and a $5 million gain for damages awarded to us. The fair value of the license was estimated using a discounted cash flow model, which included assumptions for projected revenues covered by the license, an estimated royalty rate and a discount rate. The fair value of the past damages claimed was estimated based on applicable historical revenues and an estimated royalty rate. These inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of Q2 2022, we had accrued $156 million for the release of past damages claimed. The settlement of the litigation resulted in a gain of $6 million, calculated as the difference between the accrual released and the amount of payment allocated to the release of past damages claimed.
RavGen
On December 3, 2020, RavGen filed a patent infringement suit against the Company claiming the Company’s use of Streck, Inc. sample collection tubes in its Verifi, Verifi Plus, and VeriSeq NIPT and liquid biopsy oncology products infringe U.S. Patent Nos. 7,332,277 and 7,727,720 (RavGen, Inc. v. Illumina, Inc., United States District Court for the District of Delaware, Case No. 1:20-cv-01644-UNA). The patents-in-suit are directed to the use of a sample-stabilizing agent that inhibits the lysis of cells. RavGen is seeking, among other things, an unspecified amount of damages, an injunction, and reasonable attorneys’ fees. The patents expire March 13, 2023.
On January 27, 2021, the Company filed its Answer and Counterclaims denying all allegations in the Complaint and seeking declaratory judgment of non-infringement and invalidity.
On July 20, 2021, the Company filed Petitions for Inter Partes Review (IPR) of the ‘277 and ‘720 patents-in-suit with the US Patent Trial and Appeal Board seeking to invalidate certain claims of the patents (PTAB) (IPR2021-01272 and IPR2021-01271). On January 26, 2022, the PTAB instituted the IPRs. The PTAB’s final written decisions in the IPRs are due by January 26, 2023.
On March 1, 2022, the District Court granted the Company’s motion to stay the litigation pending resolution of the IPRs. The Company intends to vigorously defend against Ravgen’s claims.
In parallel, on December 15, 2020, the Company requested Streck, Inc. to indemnify the Company in the RavGen litigation. On January 6, 2021, Streck responded, denying any obligation to indemnify the Company. Streck also requested that the Company stay its indeminification request pending resolution of the underlying patent infringement suit. The Company and Streck executed a tolling agreement effective April 2, 2021, staying the Company’s indemnification claim pending resolution of the underlying patent suit.

We currently cannot estimate the possible loss or range of loss, if any, that may result from RavGen’s claims against us.

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
Our effective tax rates for Q3 2022 and YTD 2022 were (4.0)% and (2.3)%, respectively, compared to 24.7% and 18.6% in Q3 2021 and YTD 2021, respectively. The variance from the U.S. federal statutory tax rate of 21% in Q3 2022 and YTD 2022 was primarily because of the $822 million tax impact from the impairment of goodwill, which is nondeductible for tax purposes, the $64 million and $91 million tax impacts of research and development expense capitalization for tax purposes, respectively, and the $30 million and $60 million tax impacts of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI) and the utilization of U.S. foreign tax credits, respectively. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
In YTD 2022, the variance from the U.S. federal statutory tax rate of 21% was also impacted by the $95 million tax impact from the potential European Commission fine related to the GRAIL acquisition, which is nondeductible for tax purposes.
As of October 2, 2022 and January 2, 2022, prepaid income taxes included within prepaid expenses and other current assets on the condensed consolidated balance sheets were $54 million and $101 million, respectively. The decrease primarily relates to the tax expense recorded in Q3 2022.

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

In millions	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Revenue:
Core Illumina	$1,110	$1,106	$3,487	$3,325
GRAIL	10	2	32	2
Eliminations	(5)	—	(18)	—
Consolidated revenue	$1,115	$1,108	$3,501	$3,327

Income (loss) from operations:
Core Illumina	$445	$205	$411	$586
GRAIL	(4,101)	(750)	(4,460)	(750)
Eliminations	(1)	—	(3)	—
Consolidated loss from operations	$(3,657)	$(545)	$(4,052)	$(164)
Total other (expense) income, net relates primarily to Core Illumina, and we do not allocate income taxes to our segments.

In millions	October 2, 2022	January 2, 2022
Total assets:
Core Illumina	$5,626	$5,571
GRAIL	5,637	9,649
Eliminations	(7)	(3)
Consolidated total assets	$11,256	$15,217

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
Our discussion of our results of operations, financial condition, and cash flow for Q3 2021 and YTD 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended October 3, 2021.
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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The acquisition is subject to ongoing legal proceedings and GRAIL is currently being held and operated as a separate company, with oversight provided by an appointed, independent monitoring trustee. See note “7. Legal Proceedings” for further details. We have included the financial results of GRAIL in our condensed consolidated financial statements from the date of acquisition. GRAIL is a separate reportable segment.
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
Financial Overview
Since 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions where we sell our products and services and conduct our business operations. In addition, armed conflict between Russia and Ukraine, which began in 2022, and the sanctions imposed by the U.S. and other countries, may impact our ability to ship products into affected regions. Furthermore, macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn have impacted both Illumina directly and our customers’ behavior, and we expect these factors to continue to impact our business through 2022. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively.
Financial highlights for YTD 2022 included the following:
•Revenue increased 5% in YTD 2022 to $3,501 million compared to $3,327 million in YTD 2021 primarily due to growth in sequencing consumables and instruments, as well as in service and other revenue. We expect our revenue to be flat to 1% higher in 2022 compared to 2021.
•Gross profit as a percentage of revenue (gross margin) was 65.7% in YTD 2022 compared to 70.2% in YTD 2021. The decrease in gross margin was driven primarily by the gross loss incurred by GRAIL in YTD 2022. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations as a percentage of revenue was (115.7)% in YTD 2022 compared to (5.0)% in YTD 2021. The decrease was primarily due to goodwill impairment related to GRAIL, a legal contingency recorded related to the potential European Commission fine, a loss related to our settlement with BGI and a decrease in gross margin. We expect our operating expenses to continue to grow on an absolute basis in 2022 compared to 2021.
•Our effective tax rate was (2.3)% in YTD 2022 compared to 18.6% in YTD 2021. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the tax impacts of the impairment of goodwill and the potential European Commission fine related to the GRAIL acquisition which are nondeductible for tax purposes, the tax impact of research and development expense capitalization for tax purposes, and the tax impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
•We ended Q3 2022 with cash, cash equivalents, and short-term investments totaling $1.0 billion as of October 2, 2022, of which approximately $537 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue(1).

	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Revenue:
Product revenue	86.4%	88.3%	86.8%	87.3%
Service and other revenue	13.6	11.7	13.2	12.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	25.1	23.8	24.7	23.5
Cost of service and other revenue	6.5	5.1	6.0	5.4
Amortization of acquired intangible assets	4.1	1.6	3.6	0.9
Total cost of revenue	35.7	30.5	34.3	29.8
Gross profit	64.3	69.5	65.7	70.2
Operating expense:
Research and development	29.1	39.4	27.8	25.1
Selling, general and administrative	13.1	79.3	24.7	50.1
Legal contingency and settlement	(1.0)	—	17.1	—
Goodwill impairment	351.0	—	111.8	—
Total operating expense	392.2	118.7	181.4	75.2
Loss from operations	(327.9)	(49.2)	(115.7)	(5.0)
Other income (expense):
Interest income	0.3	—	0.1	—
Interest expense	(0.5)	(1.3)	(0.5)	(1.5)
Other (expense) income, net	(1.1)	88.4	(2.9)	30.4
Total other (expense) income, net	(1.3)	87.1	(3.3)	28.9
(Loss) income before income taxes	(329.2)	37.9	(119.0)	23.9
Provision for income taxes	12.9	9.3	2.8	4.4
Net (loss) income	(342.1)%	28.6%	(121.8)%	19.5%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q3 2022	Q3 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Core Illumina:
Consumables	$801	$794	$7	1%	$2,478	$2,347	$131	6%
Instruments	167	184	(17)	(9)	578	556	22	4
Total product revenue	968	978	(10)	(1)	3,056	2,903	153	5
Service and other revenue	142	128	14	11	431	422	9	2
Total Core Illumina revenue	1,110	1,106	4	—	3,487	3,325	162	5
GRAIL:
Service and other revenue	10	2	8	400	32	2	30	1,500
Eliminations	(5)	—	(5)	100	(18)	—	(18)	100
Total consolidated revenue	$1,115	$1,108	$7	1%	$3,501	$3,327	$174	5%
The increases in Core Illumina consumables revenue in Q3 2022 and YTD 2022 were primarily due to increases in sequencing consumables revenue of $2 million and $130 million, respectively, driven primarily by growth in the instrument installed base, partially offset by the impact of challenging macroeconomic factors on our customers. Core Illumina instruments revenue decreased in Q3 2022 primarily due to fewer shipments of our NovaSeq 6000 instrument, partially offset by increased shipments of our NextSeq 1000/2000 instrument. Core Illumina instruments revenue increased in YTD 2022, primarily due to an increase in sequencing instruments revenue of $19 million, driven primarily by increased shipments of our NovaSeq 6000 instrument, partially offset by fewer shipments of our NextSeq 1000/2000 instrument. Core Illumina service and other revenue increased in Q3 2022 and YTD 2022, primarily due to increased revenue from extended maintenance service contracts in Q3 2022 and YTD 2022. For YTD 2022, the increase in service and other revenue was partially offset by revenue from a patent litigation settlement in Q2 2021. Additionally, Core Illumina revenue was adversely impacted by $27 million in Q3 2022 and $59 million in YTD 2022 due to unfavorable foreign exchange rate fluctuations, which is net of amounts reclassified to revenue of $16 million and $32 million in Q3 2022 and YTD 2022, respectively, related to our cash flow hedges.
GRAIL service and other revenue for Q3 2022, YTD 2022 and Q3 2021 and YTD 2021, for the period subsequent to the acquisition, related primarily to sales of Galleri.
Gross Margin

Dollars in millions	Q3 2022	Q3 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Gross profit (loss):
Core Illumina	$753	$781	$(28)	(4)%	$2,405	$2,348	$57	2%
GRAIL	(32)	(11)	(21)	191	(91)	(11)	(80)	727
Eliminations	(4)	—	(4)	100	(14)	—	(14)	100
Consolidated gross profit	$717	$770	$(53)	(7)%	$2,300	$2,337	$(37)	(2)%

Gross margin:
Core Illumina	67.9%	70.7%			69.0%	70.6%
GRAIL	*	*			*	*
Consolidated gross margin	64.3%	69.5%			65.7%	70.2%
________________
*Not meaningful.

The decreases in Core Illumina gross margin in Q3 2022 and YTD 2022 were driven primarily by less fixed cost leverage and higher freight costs, partially offset by favorable product mix. The decrease in YTD 2022 was also driven by increased revenue from a patent litigation settlement in Q2 2021.
GRAIL gross loss for Q3 2022, YTD 2022 and Q3 2021 and YTD 2021, for the period subsequent to the acquisition, was primarily due to amortization of intangible assets of $33 million, $100 million, and $12 million, respectively.
Operating Expense

Dollars in millions	Q3 2022	Q3 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Research and development:
Core Illumina	$253	$212	$41	19%	$740	$611	$129	21%
GRAIL	74	224	(150)	(67)	245	224	21	9
Eliminations	(2)	—	(2)	100	(10)	—	(10)	100
Consolidated research and development	325	436	(111)	(25)	975	835	140	17

Selling, general and administrative:
Core Illumina	66	365	(299)	(82)	656	1,152	(496)	(43)
GRAIL	81	514	(433)	(84)	210	514	(304)	(59)
Eliminations	(1)	—	(1)	100	(1)	—	(1)	100
Consolidated selling, general and administrative	146	879	(733)	(83)	865	1,666	(801)	(48)

Legal contingency and settlement:
Core Illumina	(11)	—	(11)	100	598	—	598	100

Goodwill impairment:
GRAIL	3,914	—	3,914	100	3,914	—	3,914	100
Total consolidated operating expense	$4,374	$1,315	$3,059	233%	$6,352	$2,501	$3,851	154%
Core Illumina research and development expense increased by $41 million, or 19%, in Q3 2022 and by $129 million, or 21%, in YTD 2022 primarily due to increases in headcount, as we continue to invest in the research and development of new products and enhancements to existing products, and professional services, partially offset by a decrease in performance-based compensation.
GRAIL research and development expense for Q3 2022 and YTD 2022 consisted primarily of expenses related to headcount, including performance-based compensation, and clinical trials. GRAIL research and development expense for Q3 2021 and YTD 2021, for the period subsequent to the acquisition, consisted primarily of $167 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation costs related to the acquisition, and expenses related to headcount and clinical trials.

Core Illumina selling, general and administrative expense decreased by $299 million, or 82%, in Q3 2022 and by $496 million, or 43%, in YTD 2022 primarily due to the fair value changes of $218 million and $230 million in Q3 2022 and YTD 2022, respectively, related primarily to our GRAIL contingent consideration liability, and a decrease in expenses related to our acquisition of GRAIL, including $35 million and $245 million in Continuation Payments made to GRAIL in Q3 2021 and YTD 2021, respectively. The decreases in Q3 2022 and YTD 2022 were also due to decreases in performance-based compensation, partially offset by increases in headcount and travel expenses.
GRAIL selling, general and administrative expense for Q3 2022 and YTD 2022 consisted primarily of expenses related to headcount, including performance-based compensation, and professional services. GRAIL selling, general and administrative expense for Q3 2021 and YTD 2021, for the period subsequent to the acquisition, consisted primarily of $448 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation and transaction costs related to the acquisition, and expenses related to headcount.
Core Illumina legal contingency and settlement for Q3 2022 consisted of a gain of $11 million as a result of releasing $6 million of a previously recorded litigation accrual and $5 million of gain contingency recognized in Q3 2022 related to the settlement of our litigation with BGI. Core Illumina legal contingency and settlement for YTD 2022 consisted of an accrual of $453 million for the potential fine that the European Commission may impose of up to 10% of our consolidated annual revenues and a net loss of $145 million related to the settlement of our litigation with BGI. See note “7. Legal Proceedings” for additional details.

GRAIL goodwill impairment for Q3 2022 and YTD 2022 consisted of a goodwill impairment charge of $3,914 million as a result of performing an interim impairment test due to the identification of certain triggering events in Q3 2022. See note “6. Supplemental Balance Sheet Details” for additional details.
Other Income (Expense)

Dollars in millions	Q3 2022	Q3 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Interest income	$3	$—	$3	100%	$4	$—	$4	100%
Interest expense	(6)	(14)	8	(57)	(17)	(48)	31	(65)
Other (expense) income, net	(12)	979	(991)	(101)	(103)	1,010	(1,113)	(110)
Total other (expense) income, net	$(15)	$965	$(980)	(102)%	$(116)	$962	$(1,078)	(112)%
Total other (expense) income, net relates primarily to the Core Illumina segment.
Interest expense in Q3 2022 and YTD 2022 consisted primarily of accrued interest on our Term Notes. The decreases in Q3 2022 and YTD 2022 were primarily due to the accretion of the original debt discount on our convertible senior notes, prior to the adoption of ASU 2020-06. The decrease in YTD 2022 was also due to the recognition of interest expense in YTD 2021 associated with the amortization of debt issuance costs related to the termination of our Bridge Facility in Q1 2021. The decreases in other (expense) income, net in Q3 2022 and YTD 2022 were primarily due to the gain of $900 million from our previously held investment in GRAIL, which was recorded in Q3 2021 as part of the acquisition, as well as higher unrealized losses on our marketable equity securities and Helix contingent value right in Q3 2022 and YTD 2022. The decrease in other (expense) income, net in YTD 2022 was also due to a $26 million gain recorded on our derivative assets related to the terminated PacBio acquisition in Q1 2021.

Provision for Income Taxes

Dollars in millions	Q3 2022	Q3 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
(Loss) income before income taxes	$(3,672)	$420	$(4,092)	(974)%	$(4,168)	$798	$(4,966)	(622)%
Provision for income taxes	144	103	41	40	97	148	(51)	(34)
Net (loss) income	$(3,816)	$317	$(4,133)	(1,304)%	$(4,265)	$650	$(4,915)	(756)%
Effective tax rate	(4.0)%	24.7%			(2.3)%	18.6%
Our effective tax rate was (4.0)% in Q3 2022 compared to 24.7% in Q3 2021. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the $822 million tax impact from the impairment of goodwill, which is nondeductible for tax purposes, the $30 million tax impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, and the $64 million tax impact of capitalizing research and development expenses for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act. If the capitalization requirement is not repealed or modified, potentially retroactively to the beginning of 2022, our provision for income taxes will continue to be negatively impacted and our future cash tax payments will increase by approximately $163 million due to the impact of capitalizing research and development expenses in 2022. The tax expense in Q3 2022 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
In Q3 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to discrete tax benefits related to GRAIL Continuation Payments and the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
Our effective tax rate was (2.3)% in YTD 2022 compared to 18.6% in YTD 2021. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the $822 million tax impact from the impairment of goodwill and the $95 million tax impact from the potential European Commission fine related to the GRAIL acquisition, both of which are nondeductible for tax purposes, the $91 million tax impact of capitalizing research and development expenses for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act, and the $60 million tax impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits. The tax expense in YTD 2022 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
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
LIQUIDITY AND CAPITAL RESOURCES
At October 2, 2022, we had approximately $1.0 billion in cash and cash equivalents, of which approximately $537 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $232 million from January 2, 2022, due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt, convertible debt, and equity securities to finance our business needs as a supplement to cash provided by operating activities. As of October 2, 2022, we had $41 million in short-term investments comprised of marketable equity securities.
As of October 2, 2022, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $387 million. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2021, Q1 2022, and Q2 2022 were $32 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Corresponding Covered Revenue Payments in YTD 2022 were approximately $297,000; however, pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments were applied to reimburse us for certain expenses. We expect Covered Revenue Payments to total approximately $99,000 in Q4 2022 due to Covered Revenues for Q3 2022 of approximately $10 million.
We continued to grant GRAIL employees cash incentive equity awards in YTD 2022. As of October 2, 2022, the aggregate cash value of awards outstanding and unvested was $226 million, and we accrued an estimated liability of $24 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of October 2, 2022, it was not probable that the performance conditions associated with the award will be achieved.
As a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us. In YTD 2022, we accrued $453 million, included in accrued liabilities, representing 10% of our consolidated annual revenues for fiscal year 2021, as further disclosed in note “7. Legal Proceedings.”
On March 23, 2021, we issued term notes due 2023 with an aggregate principal amount of $500 million and term notes due 2031 with an aggregate principal amount of $500 million. The 2023 Term Notes and the 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually on March 23 and September 23 of each year. The 2023 Term Notes, which are classified as short-term, mature on March 23, 2023 and the 2031 Term Notes mature on March 23, 2031. We may redeem for cash all or any portion of the Term Notes, at our option, at any time prior to maturity. Our convertible senior notes, with an aggregate principal amount of $750 million, which are classified as short-term and due on August 15, 2023, were not convertible as of October 2, 2022. The holders may convert their notes on or after May 15, 2023 until August 11, 2023.
On March 8, 2021, we obtained a Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on March 8, 2026, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of October 2, 2022, there were no borrowings outstanding under the Credit Facility.
We had $11 million and up to $101 million, respectively, remaining in our capital commitments to two venture capital investment funds as of October 2, 2022 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of October 2, 2022 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2022.
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

Cash Flow Summary

In millions	YTD 2022	YTD 2021
Net cash provided by operating activities	$245	$263
Net cash used in investing activities	(489)	(1,069)
Net cash provided by financing activities	44	78
Effect of exchange rate changes on cash and cash equivalents	(32)	(2)
Net decrease in cash and cash equivalents	$(232)	$(730)
Operating Activities
Net cash provided by operating activities in YTD 2022 primarily consisted of net adjustments of $4,292 million and net changes in operating assets and liabilities of $218 million, less net loss of $4,265 million. The primary adjustments to net loss included goodwill impairment of $3,914 million, depreciation and amortization expense of $288 million, share-based compensation expense of $266 million, and net losses on strategic investments of $79 million, partially offset by a gain recorded on our contingent consideration liability of $230 million and deferred income taxes of $40 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accrued liabilities due to a legal contingency, partially offset by an increase in inventory and decreases in accounts payable and other long-term liabilities.
Investing Activities
Net cash used in investing activities totaled $489 million in YTD 2022. We invested $198 million in capital expenditures, primarily associated with our investment in facilities, paid $180 million for an intangible asset related to our settlement with BGI, paid $85 million for an acquisition, and used $26 million for purchases of strategic investments.
Financing Activities
Net cash provided by financing activities totaled $44 million in YTD 2022. We received $63 million in proceeds from the sale of shares under our employee stock purchase plan, partially offset by $19 million used to pay taxes related to net share settlement of equity awards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2022. For details regarding the interim impairment assessments performed for goodwill and intangible assets, see footnote “6. Supplemental Balance Sheet Details.”
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
During Q3 2022, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
As previously disclosed, on March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in the administrative court on April 13, 2021, and the administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022, and on October 4, 2022, the FTC’s complaint counsel filed its opening appeal brief. We intend to vigorously defend against the FTC action.
As previously disclosed, on April 19, 2021, the European Commission accepted a request for referral of the Acquisition (the Referral) for European Union merger review under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation), which had been submitted by a Member State of the European Union. The European Commission had previously notified us asserting that as a result of the Referral, pursuant to Article 22(4) of the EU Merger Regulation, we were prohibited from implementing the Acquisition (i) until the European Commission clears the Acquisition under the EU Merger Regulation or (ii) until the European Commission refuses the Referral, and therefore the European Commission’s acceptance of the Referral continued the purported standstill on the completion of the Acquisition until such time as the European Commission completes its review and approves the Acquisition. On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s decision asserting jurisdiction to review the Acquisition under Article 22 of the EU Merger Regulation, as the Acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction. On July 13, 2022, the EU General Court ruled that the European Commission has jurisdiction to review the Acquisition under the EU Merger Regulation. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union asking for annulment of the EU General Court’s decision.
As previously disclosed, on October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order), which provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we appoint an independent firm as monitoring trustee to monitor our compliance with the Initial Interim Measures Order. An independent monitoring trustee has been appointed. As the Initial Interim Measures Order was set to expire on November 3, 2022, the European Commission adopted a new order imposing interim measures (the New Interim Measures Order) on October 28, 2022. The New Interim Measures Order renews, subject to certain operational modifications, Illumina’s obligations under the Initial Interim

Measures Order (as described above). Such hold separate arrangement, and our obligations pursuant thereto, have imposed implementation and administrative processes and additional costs, which have been burdensome to implement and administer, and which we expect to continue for the duration of the hold separate arrangement. Such burdens and additional costs, independently or together with additional burdens, costs and/or liabilities arising from such arrangement, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations and have an adverse impact on our ability to achieve the anticipated benefits of the Acquisition. Further, our failure to comply with the terms of the New Interim Measures Order may result in the European Commission seeking to impose fines or other penalties on us. On December 1, 2021, we filed an action with the EU General Court asking for annulment of the Initial Interim Measures Order. The hearing of that application has been stayed pending our appeal of the judgment of the EU General Court regarding the European Commission’s assertion of jurisdiction.
On September 6, 2022, the European Commission announced that it had completed its Phase II review of the Acquisition and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. We believe that public statements made by the European Commission in connection with the Prohibition Decision indicate that a subsequent decision is likely to be adopted by the European Commission that will order us to divest GRAIL (the EC Divestment Decision). Neither the Prohibition Decision nor such public statements indicate when any such EC Divestment Decision may be adopted. We intend to appeal the Prohibition Decision to the EU General Court by the applicable deadline. We also intend to appeal any EC Divestment Decision (if and when adopted by the European Commission) and, if necessary, to seek interim relief suspending the divestment of GRAIL until the final determination of these appeals.
The Prohibition Decision and the EC Divestment Decision, and any order or decision by the FTC pursuant to which Illumina is required to divest GRAIL (an FTC Divestment Decision), if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, and our obligations pursuant thereto, will impose significant costs and additional liabilities on us, including significant advisory fees and additional expenses, and may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Such adverse effects could include being required to divest GRAIL on terms that are materially worse than the terms on which we acquired GRAIL. Furthermore, we may not be able to direct the timing, structure or financial terms of such divestment, which could result in negative financial or tax consequences. For example, we are unlikely to be able to, in a sale of GRAIL, effect such sale in a non-taxable transaction and so would incur significant tax liabilities attributable to the recognition of taxable gain equal to the difference between (i) the fair market value of any consideration received and (ii) our tax basis in GRAIL (which tax basis is currently estimated to be between $500 million and $1 billion). The Prohibition Decision and the implementation of the EC Divestment Decision or an FTC Divestment Decision could also divert management’s attention and company resources away from existing operations and other opportunities that may have been beneficial to us, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation. We cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future transactions may result.
Additionally, on July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing the Acquisition. We believe that the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues (the Article 14(2)(b) Fine). In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We intend to vigorously defend against any such fines, penalties, remedies or restrictions, but we cannot predict the scope or severity thereof or the outcome of any related proceedings. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future acquisitions and/or divestitures may result from our decision to proceed with the completion of the Acquisition. We expect to continue to hold the assets or equity interests of GRAIL separate until the applicable legal and regulatory proceedings are completed or, if required, a divestment of GRAIL is effected, and such inability to integrate may materially and adversely affect or prevent the synergies and other benefits we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. In the second fiscal quarter of 2022, we accrued $453 million in anticipation of a potential Article 14(2)(b) Fine, included in accrued liabilities, representing 10% of our consolidated annual revenues for fiscal year 2021 in accordance with ASC 450, Contingencies. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements.
Adverse economic or market conditions may harm our business.
Worsening economic conditions, including inflation, increasing interest rates, decreasing economic activity, volatility in equity and credit markets or other changes in the economic environment, may adversely affect our business, financial condition, or results of operations. For example, we depend on third-party manufacturers and suppliers for some of our products, or sub-assemblies, components, and materials used in our products, and the suppliers of these inputs may seek to raise prices in the current inflationary economic environment. If our costs increase and we are unable to successfully pass along those increased costs to our customers, our revenue and or operating profitability may be adversely affected. In addition, we have a variable-interest-rate credit facility (see “Note 4. Debt”), under which we have no currently outstanding debt, and we may in the future raise additional debt or refinance existing debt. Our cost of borrowing in the future may be higher than it has been to date because interest rates have risen and may continue to increase. An increased cost of borrowing may adversely affect our financial condition and results of operations.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended October 2, 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended October 2, 2022.

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

ILLUMINA, INC. (registrant)

Date:	November 3, 2022	/s/ Joydeep Goswami
Joydeep Goswami Chief Strategy and Corporate Development Officer and Interim Chief Financial Officer