Form 10-K
period 2023-01-01
ILLUMINA, INC.
filed 2023-02-17
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of February 10, 2023, there were 158.0 million shares (excluding 39.9 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of July 3, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The Nasdaq Global Select Market on July 1, 2022 (the last trading day before July 3, 2022), was $26.1 billion. This amount excludes an aggregate of approximately 20.7 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2023

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
•our expectations regarding the outcome of the legal and regulatory proceedings, including any related appeals, related to our acquisition of GRAIL, Inc. (GRAIL) and other actions that may be taken or pursued by the European Commission, the U.S. Federal Trade Commission (FTC) and/or other governmental or regulatory authorities in connection with such acquisition;

•the interim measures order imposed by the European Commission, the duration and impact of such order on Illumina and GRAIL, and the appointment of a monitoring trustee to monitor our compliance with such order;

•the FTC’s complaint counsel’s appeal of an administrative law judge’s decision on September 1, 2022 related to our acquisition of GRAIL and the pending decision of the full FTC;

•the prohibition decision adopted by the European Commission on September 6, 2022 (the Prohibition Decision), informing us of its decision to prohibit our acquisition of GRAIL, and a Statement of Objections issued by the European Commission on December 5, 2022, informing us of the order it intends to adopt requiring us (among other things) to divest GRAIL (the EC Divestment Decision); and

•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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
•the interim measures order imposed by the European Commission, the duration and impact of such order on Illumina and GRAIL, which impact may include material and adverse effects on benefits we expect to achieve as a result of the acquisition of GRAIL, additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations;
•our compliance with the terms of the interim measures order imposed by the European Commission, which is monitored by an appointed monitoring trustee, and which is burdensome to implement and administer, and the risk that the European Commission could impose or seek to impose fines and other penalties for alleged noncompliance with such terms;
•the anticipated EC Divestment Decision requiring us to divest GRAIL, the terms and conditions thereof (including with respect to a divestiture of GRAIL), and the timing of and the risks, costs and business disruptions (including the diversion of management’s attention) associated with any such divestiture, the announcement, pendency or implementation thereof or any associated legal or regulatory proceedings or obligations, and other uncertainties related to our compliance (or ability to comply) with the EC Divestment Decision, which may adversely affect us and our business, including current plans and operations, financial condition and results of operations;
•any negative effects of the announcement, pendency or implementation of the Prohibition Decision or the EC Divestment Decision and/or of any divestiture of GRAIL on the market price of our common stock and on our operating results;
•risks associated with third-party contracts or other agreements containing provisions that might be implicated by any divestiture of GRAIL, including our obligations with respect to contingent value rights (the CVRs) issued by us in connection with the GRAIL acquisition and the risks that we will be unable to fully discharge such obligations in connection with a divestiture of GRAIL, that such divestiture will result in a change in obligor on the CVRs and/or of other consequences related thereto, which may adversely affect us and our business and/or the market value of the CVRs;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, COVID-19 pandemic mitigation measures, or armed conflict; and
•other factors detailed in our filings with the SEC, including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of this report, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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
_______________________________________

Assign, BaseSpace, BeadArray, Bluebee, BlueFuse, BlueGnome, cBot, Clarity LIMS, CircLigase, COVIDSeq, DesignStudio, DRAGEN, DRAGEN ORA, Emedgene, Enancio, FastTrack, Genetic Energy, GenomeStudio, Golden Gate, HiSeq, iHope, Illumina, Illumina Propel Certified, Infinium, iScan, iSelect, iSeq, MiniSeq, MiSeq, MiSeq FGx, Nextera, NextSeq, NovaSeq, Powered by Illumina, Praxis, Ribo-Zero, SureCell, TruGenome, TruSeq, TruSight, Verifi, Verinata, Verinata Health, VeriSeq, XLEAP-SBS, the pumpkin orange color, and the Genetic Energy / streaming bases design are trademarks or registered trademarks of Illumina, Inc.

“GRAIL,” the GRAIL logos, and other trade names, trademarks, or service marks of GRAIL are the property of GRAIL. The “Galleri” mark and logo are registered in numerous countries including the United States and the United Kingdom. Applications to register the “Galleri” mark and logo, the “GRAIL” mark and the logo, and marks associated with GRAIL are also pending in a variety of countries.
_______________________________________

Unless the context requires otherwise, references in this annual report on Form 10-K to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.
_______________________________________

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2022, 2021, and 2020 refer to fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Fiscal years 2022 and 2021 were both 52 weeks and fiscal year 2020 was 53 weeks.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing (NGS) based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The acquisition is subject to ongoing legal proceedings. Currently, GRAIL must be held and operated separately and independently from Illumina pursuant to interim measures ordered by the European Commission, which prohibited our acquisition of GRAIL on September 6, 2022. See note “4. Acquisitions, Goodwill and Intangible Assets” and note “8. Legal Proceedings” for further details. We have included the financial results of GRAIL in our consolidated financial statements from the date of acquisition.

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

Research and Applied

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

Most of our product sales consist of sequencing- and array-based instruments and consumables, which include reagents, flow cells, and library preparation, based on our proprietary technologies. We also perform various services for our customers. In 2022, 2021, and 2020, instrument sales represented 16%, 17%, and 13%, respectively, of total revenue; consumable sales represented 70%, 71%, and 71%, respectively, of total revenue; and services represented 14%, 12%, and 16%, respectively, of total revenue.

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

Our DNA sequencing technology is based on our proprietary reversible terminator-based sequencing chemistry, referred to as sequencing by synthesis (SBS) biochemistry. SBS tracks the addition of labeled nucleotides as the DNA chain is copied in a massively parallel fashion. In 2022, we announced XLEAP-SBSTM, a faster, higher quality, and more robust version of our SBS chemistry that delivers the highest level of data accuracy and performance. Our SBS sequencing technology provides researchers with a broad range of applications and the ability to sequence more than 20,000 human genomes per year.

Our sequencing platforms can generate between 500 megabases (Mb) and 16.0 terabases (Tb) (equivalent to approximately 128 human genomes) of genomic data in a single run, depending on the instrument and application.

There are different price points per gigabase (Gb) for each instrument, and for different applications, which range from small-genome, amplicon, and targeted gene-panel sequencing to population-scale whole human genome sequencing. Since we launched our first sequencing system in 2007, our systems have significantly reduced the cost of sequencing. In 2022, we announced the NovaSeqTM X Series (NovaSeq X and NovaSeq X Plus), our new production-scale sequencing systems that can sequence a human genome for as little as $200.

Illumina informatics products play a critical role in supporting our sequencing applications and customers’ needs across a range of activities, including sample preparation, instrument control and management, and post-run analysis.

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

In 2022, 2021, and 2020, total sequencing revenue comprised 91%, 91%, and 89%, respectively, of total revenue.

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

In 2022, 2021, and 2020, total array revenue comprised 9%, 9%, and 11%, respectively, of total revenue.

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

GRAIL

GRAIL’s multi-cancer early detection test, Galleri, is designed as a screening test for adults with an elevated risk for cancer, such as those aged 50 or older, and was commercially launched in 2021 as a laboratory developed test. In addition to Galleri, GRAIL is developing solutions to help accelerate cancer diagnoses, blood-based detection for minimal residual disease, and other post-diagnostic applications.

Intellectual Property

We have an extensive intellectual property portfolio. As of January 6, 2023, excluding GRAIL, we owned or had exclusive licenses to 1,162 issued U.S. patents and 971 pending U.S. patent applications, including 58 allowed applications that have not yet issued as patents. Our issued and pending patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, software, bioinformatics, and chemical-detection technologies, and have terms that expire between 2023 and 2043. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

GRAIL owns certain patent applications and intellectual property and exclusively licenses certain patents, patent applications, and other intellectual property from third parties. GRAIL’s patent portfolio broadly relates to methods, techniques and chemistry used to generate and analyze data using its proprietary bioinformatics and classifiers, including, for example, cfNA sequencing, marker panels, methylation signatures, bioinformatics techniques and biologically directed machine learning classifiers, which are incorporated into GRAIL’s products. As of January 3, 2023, GRAIL had exclusive licenses to more than 500 issued or granted patents and more than 300 pending patent applications globally, including more than 60 issued U.S. patents. GRAIL also owned or co-owned more than 410 pending patent applications globally, including more than 110 pending U.S. non-provisional and provisional patent applications. GRAIL’s patent portfolio includes patents and patent applications related to sequencing, library preparation and enrichment, marker panels, methylation profiling, and bioinformatic techniques and classifiers. GRAIL’s licensed patents and patent applications will begin to expire in 2028. The patent applications that GRAIL owns, if issued as patents, would be expected to expire at the earliest in 2037.

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

Research and development expense in 2022, 2021, and 2020 was $1,321 million, $1,185 million, and $682 million, respectively. We expect research and development expense to increase during 2023 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We expect to continue increasing our sales and distribution resources during 2023 and beyond as we launch new products and expand our potential customer base.

Manufacturing

We manufacture sequencing and array platforms and reagent kits. In 2022, we continued to increase our manufacturing capacity, and we expect to increase our manufacturing capacity again in 2023 to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to access and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

Raw Materials

Our manufacturing operations require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials, and other supplies. Multiple commercial sources provide many of our components and supplies, but there are some raw materials and components that we obtain from single-source suppliers. To manage potential risks arising from single-source suppliers, we believe that, if necessary, we could redesign our products using alternative components or for use with alternative reagents or develop an internal supply capability. In addition, while we attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain. If the capabilities of our suppliers and component manufacturers are limited or stopped, due to pandemics, disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.

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

Segment and Geographic Information

We have two reportable segments, Core Illumina and GRAIL, as of January 1, 2023. On August 18, 2021, we acquired GRAIL, and it operates as a separate reportable segment. We have included the financial results of GRAIL in our consolidated financial statements from the date of acquisition. Core Illumina relates to our core operations, excluding the results of GRAIL. See note “11. Segments and Geographic Data” within the Consolidated Financial Statements section of this report for further information concerning our reportable segments.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, China, and the Asia-Pacific region. Shipments to customers outside the United States totaled $2,294 million, or 50%, of total revenue, in 2022, compared to $2,331 million, or 52%, and $1,584 million, or 49%, in 2021 and 2020, respectively. We consider the U.S. dollar to be the functional currency of our international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “1. Organization and Significant Accounting Policies” and note “2. Revenue” within the Consolidated Financial Statements section of this report for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $1,030 million and $1,035 million as of January 1, 2023 and January 2, 2022, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect approximately 89% of our backlog as of January 1, 2023 to be shipped in 2023, approximately 7% in 2024, and the remainder thereafter. Although we generally recognize revenue when control of our products and services is transferred to our customers, some customer contracts might require us to defer revenue recognition beyond the transfer of control.

Properties

The following table summarizes the facilities leased by Core Illumina and GRAIL as of January 1, 2023, including the location and size of each principal facility and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	1,090,000	Office, Lab, Manufacturing, and Distribution	2025 – 2031
San Francisco Bay Area, CA *	540,000	Office, Lab, and Manufacturing	2024 – 2033
Singapore **	588,000	Office, Lab, Manufacturing, and Distribution	2024 – 2037
Durham, NC *	201,000	Office and Lab	2033
Cambridge, United Kingdom **	197,000	Office, Lab, and Manufacturing	2023 – 2039
Madison, WI	133,000	Office, Lab, and Manufacturing	2033
Eindhoven, the Netherlands	90,000	Office and Distribution	2036
China	67,000	Office and Lab	2023 – 2026
Other *	136,000	Office	2023 – 2028
________________
* Includes properties leased by both Core Illumina and GRAIL, except for our location in Durham, NC, which is leased entirely by GRAIL.
** Excludes approximately 111,000 square feet for which the leases do not commence until 2023 and beyond.

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

Our key human capital objectives include: nurture a culture of care; practice diversity and inclusion in all we do to advance equity and belonging; invest and develop our people to create a deep and diverse pipeline; and steward our employee safety and wellness.

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

Core Illumina

As of January 1, 2023, Core Illumina’s global workforce was comprised of approximately 10,200 full time employees, 60 part time employees, and 1,400 contingent workers. The regional representation includes approximately 6,300 employees in the Americas, 1,500 employees in Europe, Middle East, and Africa, and 2,400 employees in Asia-Pacific. Core Illumina’s global voluntary turnover rate for 2022 was 11%. Women comprised 45% of Core Illumina’s global workforce. Based on self-identification data, Core Illumina’s U.S. workforce is comprised of 54% minorities. Additional details on U.S. diversity demographics for 2022 will be available in our annual CSR Report, which we expect to publish in June 2023. The annual CSR report is published on our website at www.illumina.com/csr.

GRAIL

As of January 1, 2023, GRAIL’s global workforce was comprised of approximately 1,300 full time employees, the majority of which are based in the Americas, and 400 contingent workers. GRAIL’s global voluntary turnover rate for 2022 was 15%. Women comprised 55% of GRAIL’s global workforce.

Environmental Matters

As a global corporate citizen, we recognize the importance of the environment to a healthy, sustainable future for our business, our patients, and communities. We are committed to the protection of our employees and the environment with an approach to continuously strengthen our environmental stewardship. We believe that we are in material compliance with current applicable laws and regulations. However, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance. In addition, climate change may impact our business by increasing operating costs due to additional regulatory requirements, physical risks to our facilities, energy limitations, and disruptions to our supply chain. These potential risks are accounted for in our business planning, including investment in renewable energy, reducing energy and water consumption, greenhouse gas emissions, and waste production. As part of our climate action plan, we established emission reduction targets in line with a 1.5 degree pathway and established Net Zero emission commitments by 2050, and had those targets verified by the Sciences Based Target Initiative. Additional information is included in our annual CSR Report located on our website at www.Illumina.com/csr.

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

In the U.S., the products we develop for oncology and non-invasive prenatal testing will be regulated by the PMA process. We cannot be certain which of our other planned molecular diagnostic products will be subject to the shorter 510(k) clearance process, or which of these will need to go through the PMA process.

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

Our products sold as medical devices or IVDs in Europe are now regulated under the In Vitro Diagnostics Regulation (EU) 2017/746, the IVDR, that went into full enforcement in May 2022. These regulations include requirements for both presentation and review of performance data and quality-system requirements.

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

Many of our product manufacturing and distribution processes are automated and are controlled by information management systems, including significant network and storage infrastructure. If either our information management systems or our network or storage infrastructure were to fail for an extended period of time, our ability to manufacture our products on a timely basis could be adversely impacted and we could be prevented from achieving our expected shipments in any given period.

Risk Relating to COVID-19

We are unable to predict the extent to which the COVID-19 pandemic will adversely impact our business operations and financial performance.

The COVID-19 pandemic significantly curtailed the movement of people, goods and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. How COVID-19 may impact business activity going forward cannot currently be estimated with any degree of certainty and may (1) negatively impact the demand for our products and services, (2) restrict our sales operations, marketing efforts, and customer field support, (3) impede the shipping and delivery of our products to customers (4) disrupt our supply chain, and (5) limit our ability to conduct research and product development and other important business activities. We continue to monitor our operations and applicable government mandates and recommendations, and we have made modifications to our operations because of the COVID-19 pandemic. In the U.S. and in most other key markets, most of our employees continue to work remotely, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities, and many may continue to work remotely for an indefinite period of time. Remote working arrangements could impact employees’ productivity and morale. We may incur increased costs and experience delays in sales, purchases, deliveries and other business activities associated with the invocation by customers, suppliers, service providers, and other business partners of contractual provisions they may claim are triggered by the COVID-19 pandemic. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused volatility in financial and other capital markets which may adversely impact the fair value of our marketable securities.

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

Any finding that our patents or applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. Furthermore, as issued patents expire, including those related to our sequencing-by-synthesis technology, we may lose some competitive advantage as others develop, market, and sell competing products, which could negatively affect our revenue.

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

Our acquisition of GRAIL (the Acquisition) remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union. Adverse decisions by the EU and/or U.S. courts, the European Commission, the U.S. Federal Trade Commission (the FTC) and/or other governmental or regulatory authorities and/or other adverse consequences resulting from our decision to proceed with the completion of the acquisition, could result in significant financial penalties, operational restrictions, increased costs or loss of revenues, implicate our existing contractual arrangements or require us to divest all or a portion of the assets or equity interests of GRAIL on terms that are materially worse than the terms on which we acquired GRAIL, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation.
As previously disclosed, on March 30, 2021, the FTC filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in the administrative court on April 13, 2021, and the administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. The appeal was fully briefed as of November 10, 2022 and oral argument occurred on December 13, 2022. A decision from the full FTC is pending. We intend to continue to vigorously defend against the FTC action.
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
As previously disclosed, on October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order), which provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we appoint an independent firm as monitoring trustee to monitor our compliance with the Initial Interim Measures Order. An independent monitoring trustee has been appointed. As the Initial Interim Measures Order was set to expire on November 3, 2022, the European Commission adopted a new order imposing interim measures (the New Interim Measures Order) on October 28, 2022. The New Interim Measures Order renews, subject to certain operational modifications, Illumina’s obligations under the Initial Interim Measures

Order (as described above), and also expressly prohibits Illumina from selling, transferring, encumbering or otherwise disposing of GRAIL or any of GRAIL’s assets. Such hold separate arrangement, and our obligations pursuant thereto, have imposed implementation and administrative processes and additional costs, which have been burdensome to implement and administer, and which we expect to continue for the duration of the hold separate arrangement (pursuant to the New Interim Measures Order or any replacement thereof). Such burdens and additional costs, independently or together with additional burdens, costs and/or liabilities arising from such arrangement, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations and have an adverse impact on our ability to achieve the anticipated benefits of the Acquisition. Further, our failure to comply with the terms of the New Interim Measures Order may result in the European Commission seeking to impose fines or other penalties on us. On December 1, 2021, we filed an action with the EU General Court asking for annulment of the Initial Interim Measures Order. The hearing of that application has been stayed pending our appeal of the judgment of the EU General Court regarding the European Commission’s assertion of jurisdiction. On January 10, 2023, we filed an action with the EU General Court asking for annulment of the New Interim Measures Order.
On September 6, 2022, the European Commission announced that it had completed its Phase II review of the Acquisition and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. On November 17, 2022, we filed an action with the EU General Court asking for annulment of the Prohibition Decision. On December 5, 2022, the European Commission issued a Statement of Objections informing Illumina of the order it intends to adopt requiring us (among other things) to divest GRAIL (the EC Divestment Decision). We filed a response to the Statement of Objections on January 16, 2023. Neither the Prohibition Decision nor such public statements indicate when any such EC Divestment Decision may be adopted. We intend to appeal any EC Divestment Decision (if and when adopted by the European Commission) and, if necessary, to seek interim relief suspending the divestment of GRAIL until the final determination of these appeals.

The Prohibition Decision and the EC Divestment Decision, and any order or decision by the FTC pursuant to which Illumina is required to divest GRAIL (an FTC Divestment Decision), if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, and our obligations pursuant thereto, will impose significant costs and additional liabilities on us, including significant advisory fees and additional expenses, and may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Such adverse effects could include being required to divest GRAIL on terms that are materially worse than the terms on which we acquired GRAIL. Furthermore, we may not be able to direct the timing, structure or financial terms of such divestment, which could result in negative financial or tax consequences. For example, we are unlikely to be able to, in a sale of GRAIL, effect such sale in a non-taxable transaction and so would incur significant tax liabilities attributable to the recognition of taxable gain equal to the difference between (i) the fair market value of any consideration received and (ii) our tax basis in GRAIL (which tax basis is currently estimated to be between $500 million and $1 billion). In addition, any such divestment will likely implicate certain provisions in our third-party contracts and other agreements, including our obligations with respect to contingent value rights (the CVRs) issued by us as part of the Acquisition, which may adversely affect us and our business and/or the market value of the CVRs or have other consequences. For example, we may be unable to fully discharge our obligations with respect to the CVRs in connection with any such divestiture, and/or such divestiture may result in a change in obligor on the CVRs. Moreover, the business of GRAIL may be adversely affected by any such divestment, which could adversely affect the market value of the CVRs. The Prohibition Decision and the implementation of the EC Divestment Decision or an FTC Divestment Decision could also divert management’s attention and company resources away from existing operations and other opportunities that may have been beneficial to us, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation. We cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future transactions may result.
Additionally, on July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing the Acquisition. We believe that the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues (the Article 14(2)(b) Fine) in Q1 2023. In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We intend to vigorously defend against any such fines, penalties, remedies or restrictions, but we cannot predict the scope or severity thereof or the outcome of any related proceedings. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future acquisitions and/or divestitures may result from our decision to proceed with the completion of the Acquisition. We expect to continue to hold the assets or equity interests of GRAIL separate until the applicable legal and regulatory proceedings are completed or, if required, a divestment of GRAIL is effected, and such inability to integrate may materially and adversely affect or prevent the synergies and other benefits we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. As of January 1, 2023, we accrued $458 million in anticipation of a potential Article 14(2)(b) Fine, included in accrued liabilities, representing 10% of our consolidated annual revenues for fiscal year 2022 in accordance with ASC 450, Contingencies. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements.

We are subject to various uncertainties and restrictions while the Acquisition remains subject to ongoing regulatory and legal review and proceedings related thereto, including the New Interim Measures Order, that could adversely affect our business, financial condition and results of operations.

During the period in which the Acquisition remains subject to ongoing regulatory and legal review and proceedings related thereto, it is possible that customers, suppliers, commercial partners and/or other persons with whom we have a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with us because of the Acquisition or the various uncertainties related to the ongoing review of the Acquisition, other legal and regulatory proceedings, and/or the hold separate arrangement required by the European Commission’s New Interim Measures Order, which could significantly reduce the expected benefits of the Acquisition and/or negatively affect our revenues, earnings and cash flows, and the market price of our common stock, regardless of the ultimate outcome of such review and proceedings. Uncertainty about the effects of the Acquisition (and about the related regulatory and judicial review process) on employees may impair our ability to attract, retain and motivate key personnel while the Acquisition remains subject to ongoing regulatory and legal review and proceedings, and for a period of time thereafter. If key employees depart because of these or other issues, we and GRAIL may have to incur additional and significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. Matters relating to the Acquisition (including the regulatory and legal review and proceedings related thereto and the hold separate arrangement required by the New Interim Measures Order) require substantial commitments of time and resources by Illumina management and personnel and will continue in the future, which otherwise would have been devoted to day-to-day operations and other opportunities that may have been beneficial to us. We will also incur significant costs related to the ongoing review and proceedings related to the Acquisition (including to comply with the hold separate obligations required by the New Interim Measures Order). These costs are substantial and include financial advisory, legal, monitoring trustee, and accounting costs.

We currently are prohibited from integrating GRAIL’s business, and if such integration is ultimately permitted, we may not be able to integrate GRAIL’s business successfully or manage the combined business effectively. Many of the anticipated synergies and other benefits of acquiring GRAIL may not be realized or may not be realized within the expected time frame.

We and GRAIL entered into the Merger Agreement with the expectation that the Acquisition would result in various benefits, including, among other things, operating efficiencies, synergies and cost savings. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our and GRAIL’s businesses can be integrated in an efficient and effective manner. While we are subject to the New Interim Measures Order, we are not able to integrate or have any involvement in or influence over GRAIL’s business and our interactions with GRAIL are subject to the review of the appointed monitoring trustee, which requires us to incur additional costs and burdens us and GRAIL with administrative inefficiencies. Such delay in integration and managerial prohibitions may materially and adversely affect the synergies and other benefits we expect to achieve as a result of the Acquisition, and there is no guarantee that we will be permitted to integrate GRAIL in a timely manner or at all.

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

Risks Relating to Information Technology Security and Continuity

Despite using commercially reasonable measures to secure our systems, networks, and products, security breaches, including with respect to cyber-security, and other disruptions could compromise our information, products, and services, disrupt our or our customers’ operations, and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect sensitive data, including intellectual property, our proprietary business information (and that of our customers), and personally identifiable information of our customers and employees and store it in our data centers and on our networks. Our customers also collect sensitive data and information using our products. The secure maintenance of information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure and our products may in the future be, and have in the past been, impacted by cyber-attacks, employee error, malfeasance, or other disruptions due to the inherent features of Internet and technical limitations.

We and users of our products may face cyber-attacks, including from nation state actors or advanced persistent threats who attempt to penetrate our or our customers’ network security, including our data centers; sabotage or otherwise disable our research, products, and services, including instruments at our customers’ sites; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our or our customers’ internal operations, systems and services. Any such breach could compromise our or our customers’ networks and the information stored there could be accessed, publicly disclosed, lost, or exfiltrated. Any such access, disruption, disclosure, or other loss of information could result in an adverse impact on our or our customers’ business, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing and research facilities in Singapore and the United Kingdom. Shipments to customers outside the United States comprised 50%, 52%, and 49% of our total revenue in 2022, 2021, and 2020, respectively.

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
•significant taxes; and
•general geopolitical risks beyond our control, including political, social and economic instability, changes in diplomatic and trade relations, and security concerns in general.
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

The armed conflict between Russia and Ukraine, the international sanctions imposed on Russia, and the restrictions imposed on exports to Russia could negatively affect our business.

As a result of the armed conflict between Russia and Ukraine, doing business in the Ukraine may not be practicable. In addition, the U.S. and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals, as well as restrictions on exports to Russia. These sanctions and export restrictions have increased in magnitude over time. Russia has responded in kind, and the continuation of the conflict may result in additional sanctions and export restrictions being enacted by the U.S. or other countries. The impact of these sanctions and export restrictions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, has affected our ability to ship products into the region, and has reduced our sales. Further, sanctions or export restrictions may limit or prohibit our ability to collect or pay liabilities owed by or to certain Russian entities or to supply products and services, directly or indirectly, into Russia at all. Although we currently do not expect the conflict to have a material adverse effect on our financial results, the impact of these events on general economic conditions is currently unknown and could in the future have a negative effect on our results of operations, cash flows, financial condition or growth prospects.

We are exposed to risks associated with transactions denominated in foreign currency.

During 2022, more than half of our international sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

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

Worsening economic conditions, including inflation, increasing interest rates, decreasing economic activity, volatility in equity and credit markets or other changes in the economic environment, may adversely affect our business, financial condition, or results of operations. For example, we depend on third-party manufacturers and suppliers for some of our products, or sub-assemblies, components, and materials used in our products, and the suppliers of these inputs may seek to raise prices in the current inflationary economic environment. If our costs increase and we are unable to successfully pass along those increased costs to our customers, our revenue and or operating profitability may be adversely affected. In addition, we have a variable-interest-rate credit facility (see note “5. Debt and Other Commitments”), under which we have no currently outstanding debt, and we may in the future raise additional debt or refinance existing debt. Our cost of borrowing in the future may be higher than it has been to date because interest rates have risen and may continue to increase. An increased cost of borrowing may adversely affect our financial condition and results of operations.

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

	2022		2021
	High	Low	High	Low
First Quarter	$428.00	$302.79	$555.77	$356.00
Second Quarter	$371.16	$180.00	$487.00	$368.07
Third Quarter	$236.29	$173.45	$526.00	$391.33
Fourth Quarter	$248.87	$179.75	$425.00	$341.03

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on December 29, 2017 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, Nasdaq Composite Index,
Nasdaq Biotechnology Index, and S&P 500 Index

DOLLARS
250
225
200
175
150
125
100
75
12.29.17
12.30.18
12.29.19
01.03.21
01.02.22
01.01.23
Illumina, Inc.
S&P 500 Index
NASDAQ Composite Index
NASDAQ Biotechnology Index

Holders

As of February 10, 2023, we had 620 record holders of our common stock.

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

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities in 2022.

Sales of Unregistered Securities

There were no sales of unregistered securities in 2022.

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
This MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended 2021.

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

About Illumina

Our focus on innovation has established us as a global leader in DNA sequencing and array-based technologies, serving customers in the research, clinical and applied markets. Our products are used for applications in the life sciences, oncology, reproductive health, agriculture and other emerging segments.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The acquisition is subject to ongoing legal proceedings, and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to interim measures ordered by the European Commission, which prohibited our acquisition of GRAIL on September 6, 2022. See note “4. Acquisitions, Goodwill and Intangible Assets” and note “8. Legal Proceedings” for further details. We have included the financial results of GRAIL in our consolidated financial statements from the date of acquisition.

We have two reportable segments, Core Illumina and GRAIL, as of January 1, 2023. Core Illumina relates to our core operations, excluding the results of GRAIL. See note “11. Segments and Geographic Data” for additional details.

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

Financial Overview

Since 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions where we sell our products and services and conduct our business operations. In addition, armed conflict between Russia and Ukraine, which began in 2022, and the sanctions imposed by the U.S. and other countries, may impact our ability to ship products into affected regions and to designated customers. Furthermore, macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to impact our sales and results of operations in 2023, the size and duration of which is significantly uncertain.
Financial highlights for 2022 included the following:
•Revenue increased 1% in 2022 to $4.6 billion compared to $4.5 billion in 2021 primarily due to growth in sequencing consumables revenue and service and other revenue, partially offset by a decrease in sequencing instruments revenue. We expect our revenue to continue to increase in 2023. In September 2022, we announced the upcoming launch of the NovaSeq X Series, our latest high-throughput instrument that became available in Q1 2023.
•Gross profit as a percentage of revenue (gross margin) was 64.8% in 2022 compared to 69.7% in 2021. The decrease in gross margin was driven primarily by the gross loss incurred by GRAIL in 2022 and by less fixed cost leverage related to Core Illumina. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations increased to $(4.2) billion in 2022 compared to $(123) million in 2021. The increase was primarily due to an impairment of $3.9 billion on goodwill related to GRAIL, a legal contingency of $458 million related to a potential fine we expect the European Commission to impose related to the closing of our acquisition of GRAIL, a loss of $145 million related to our settlement of litigation with BGI, and a decrease of $182 million in gross profit, partially offset by a decrease in selling, general and administrative expense of $795 million. We expect our operating expenses to continue to grow on an absolute basis in 2023.
•Our effective tax rate was (1.6)% and 13.8% in 2022 and 2021, respectively. In 2022, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the tax impacts of the impairment of goodwill and the potential European Commission fine related to the GRAIL acquisition, both of which are nondeductible for tax purposes, the tax impact of capitalizing research and development expense for tax purposes, and the tax impact of GRAIL pre-acquisition net operating losses on GILTI and utilization of

U.S. foreign tax credits. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

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
•We ended 2022 with cash, cash equivalents, and short-term investments totaling $2.0 billion, of which approximately $487 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth audited consolidated statement of operations data for 2022, 2021, and 2020, stated as a percentage of total revenue.(1)

	2022	2021	2020
Revenue:
Product revenue	86.2%	87.7%	84.4%
Service and other revenue	13.8	12.3	15.6
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	25.0	23.4	24.3
Cost of service and other revenue	6.4	5.3	6.8
Amortization of acquired intangible assets	3.8	1.6	0.9
Total cost of revenue	35.2	30.3	32.0
Gross profit	64.8	69.7	68.0
Operating expense:
Research and development	28.8	26.2	21.1
Selling, general and administrative	28.3	46.2	29.0
Legal contingency and settlement	13.5	—	—
Goodwill impairment	85.4	—	—
Total operating expense	156.0	72.4	50.1
(Loss) income from operations	(91.2)	(2.7)	17.9
Other income (expense):
Interest income	0.2	—	1.3
Interest expense	(0.6)	(1.3)	(1.5)
Other (expense) income, net	(3.0)	23.5	8.7
Total other (expense) income, net	(3.4)	22.2	8.5
(Loss) income before income taxes	(94.6)	19.5	26.4
Provision for income taxes	1.5	2.7	6.1
Net (loss) income	(96.1)%	16.8%	20.3%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

	2022-2021
Dollars in millions	2022	2021	Change	% Change
Core Illumina:
Consumables	$3,246	$3,220	$26	1%
Instruments	729	753	(24)	(3)
Total product revenue	3,975	3,973	2	—
Service and other revenue	578	546	32	6
Total Core Illumina revenue	4,553	4,519	34	1
GRAIL:
Service and other revenue	55	12	43	358
Eliminations	(24)	(5)	(19)	380
Total consolidated revenue	$4,584	$4,526	$58	1%

The increase in Core Illumina consumables revenue in 2022 was primarily due to an increase in sequencing consumables revenue of $26 million, driven primarily by growth in the instrument installed base, partially offset by the impact of challenging macroeconomic factors on our customers. Core Illumina instruments revenue decreased in 2022, primarily due to a decrease in sequencing instruments revenue of $26 million, which was driven by fewer shipments of our high-throughput instruments, as customers managed capital purchases more conservatively in response to the challenging macro environment and anticipated the availability of the NovaSeq X in 2023, partially offset by increased shipments of our mid-throughput instruments, driven by our NextSeq 1000/2000 instrument. Core Illumina service and other revenue increased in 2022, primarily due to increased revenue from extended maintenance service contracts and sequencing services, partially offset by revenue from a patent litigation settlement in 2021. Core Illumina revenue was adversely impacted by $84 million in 2022 due to unfavorable foreign exchange rate fluctuations, which is net of amounts reclassified to revenue of $53 million in 2022 related to our cash flow hedges.

GRAIL service and other revenue in 2022 and 2021, for the period subsequent to the acquisition, related primarily to sales of Galleri.

Gross Margin

	2022-2021
Dollars in millions	2022	2021	Change	% Change
Gross profit (loss):
Core Illumina	$3,107	$3,195	$(88)	(3)%
GRAIL	(117)	(41)	(76)	185
Eliminations	(18)	—	(18)	100
Consolidated gross profit	$2,972	$3,154	$(182)	(6)%

Gross margin:
Core Illumina	68.2%	70.7%
GRAIL	*	*
Consolidated gross margin	64.8%	69.7%
_____________
*Not meaningful.

The decrease in Core Illumina gross margin in 2022 was driven primarily by less fixed cost leverage on lower manufacturing volumes and higher freight costs, partially offset by favorable product mix. The decrease was also driven by increased revenue in 2021 from a patent litigation settlement.

GRAIL gross loss, in 2022 and 2021, for the period subsequent to the acquisition, was primarily due to amortization of intangible assets of $134 million and $45 million, respectively.

Operating Expense

	2022-2021
Dollars in millions	2022	2021	Change	% Change
Research and development:
Core Illumina	$1,004	$885	$119	13%
GRAIL	330	300	30	10
Eliminations	(13)	—	(13)	100
Consolidated research and development	1,321	1,185	136	11

Selling, general and administrative:
Core Illumina	1,003	1,502	(499)	(33)
GRAIL	296	590	(294)	(50)
Eliminations	(2)	—	(2)	100
Consolidated selling, general and administrative	1,297	2,092	(795)	(38)

Legal contingency and settlement:
Core Illumina	619	—	619	100

Goodwill impairment:
GRAIL	3,914	—	3,914	100
Total consolidated operating expense	$7,151	$3,277	$3,874	118%

Core Illumina R&D expense increased by $119 million, or 13%, primarily due to increases in headcount, as we continue to invest in the research and development of new products and enhancements to existing products, and restructuring charges of $6 million, which consisted primarily of employee severance costs, recorded in Q4 2022, partially offset by a decrease in licensing fees related to co-development agreements and performance-based compensation.

GRAIL R&D expense for 2022 consisted primarily of expenses related to headcount, including performance-based compensation, and clinical trials. GRAIL R&D expense for 2021, for the period subsequent to the acquisition, consisted primarily of $167 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation costs related to the acquisition, and expenses related to headcount and clinical trials.

Core Illumina SG&A expense decreased by $499 million, or 33%, primarily due to the decrease in fair value of our contingent consideration liabilities of $205 million, primarily related to our GRAIL acquisition, a decrease in expenses related to our acquisition of GRAIL, which included $245 million in Continuation Payments made to GRAIL in 2021, and a decrease in performance-based compensation, partially offset by an increase in headcount, and restructuring charges of $24 million recorded in Q4 2022, which consisted primarily of employee severance costs and a lease impairment charge.

GRAIL SG&A expense for 2022 consisted primarily of expenses related to headcount, including performance-based compensation, and professional services. GRAIL SG&A expense for 2021, for the period subsequent to the acquisition, consisted primarily of $448 million of share-based compensation expense related to the acceleration of outstanding equity awards as part of the acquisition, as well as other compensation and transaction costs related to the acquisition, and expenses related to headcount.
Core Illumina legal contingency and settlement primarily consisted of an accrual of $458 million for the potential fine that the European Commission may impose of up to 10% of our consolidated annual revenues and a net loss of $145 million related to the settlement of our litigation with BGI. See note “8. Legal Proceedings” for additional details.
GRAIL goodwill impairment consisted of a goodwill impairment charge of $3,914 million as a result of performing an interim impairment test in Q3 2022 due to the identification of certain triggering events. See note “4. Acquisitions, Goodwill, and Intangible Assets” for additional details.

Other Income (Expense)

	2022-2021
Dollars in millions	2022	2021	Change	% Change
Interest income	$11	$—	$11	100%
Interest expense	(26)	(61)	35	(57)
Other (expense) income, net	(142)	1,068	(1,210)	(113)
Total other (expense) income, net	$(157)	$1,007	$(1,164)	(116)%

Total other (expense) income, net primarily relates to Core Illumina for all periods presented.

Interest income consisted primarily of interest on our money market funds, which benefited from higher yields in 2022 due to rising interest rates. Interest expense consisted primarily of accrued interest on our Term Notes. The decrease in 2022 primarily relates to the accretion of the original debt discount on our convertible senior notes prior to the adoption of ASU 2020-06. The decrease in 2022 was also due to the recognition of interest expense in 2021 associated with the amortization of debt issuance costs related to the termination of our Bridge Facility. The decrease in other (expense) income, net was primarily due to gains recorded in 2021, including a gain of $899 million from our previously held investment in GRAIL, recorded as part of the acquisition, a gain of $86 million related to the exchange of certain GRAIL contingent value rights, and a $26 million gain on our derivative assets related to the terminated PacBio acquisition. The decrease is also attributable to a net loss on our strategic investments of $122 million in 2022 compared to a net gain of $18 million in 2021, and an unrealized loss of $7 million on our Helix contingent value right in 2022 compared to an unrealized gain of $30 million in 2021.

Provision for Income Taxes

	2022-2021
Dollars in millions	2022	2021	Change	% Change
(Loss) income before income taxes	$(4,336)	$884	$(5,220)	(590)%
Provision for income taxes	68	122	(54)	(44)
Net (loss) income	$(4,404)	$762	$(5,166)	(678)%
Effective tax rate	(1.6)%	13.8%

In 2022, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the $822 million tax impact from the impairment of goodwill and the $96 million tax impact from the potential European Commission fine related to the GRAIL acquisition, both of which are nondeductible for tax purposes, the $87 million tax impact of capitalizing research and development expense for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act, and the $60 million tax impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits. The tax expense in 2022 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom. In 2021, the variance from the U.S. federal statutory tax rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2023, we had approximately $2.0 billion in cash and cash equivalents, of which approximately $487 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $779 million from the prior year due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have liquidated our short-term investments and/or issued debt to finance our business needs as a supplement to cash provided by operating activities. As of January 1, 2023, we had $26 million remaining in short-term investments comprised of marketable equity securities.
As of January 1, 2023, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $412 million, of which $411 million was included in other long-term liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-

year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We expect Covered Revenues for Q4 2022 to be approximately $23 million and for related Covered Revenue Payments to total approximately $217,000 in Q1 2023. In Q4 2022, we paid $99,000 in Covered Revenue Payments related to Covered Revenues for Q3 2022 of $10 million.

We grant cash incentive equity awards to GRAIL employees that generally have terms of four years and vest in equal annual installments. As of January 1, 2023, the aggregate cash value of awards outstanding and unvested was $293 million, and we accrued an estimated liability of $36 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of January 1, 2023, it was not probable that the performance conditions associated with the award will be achieved.

As a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us. As of January 1, 2023, we accrued $458 million, included in accrued liabilities, representing 10% of our consolidated annual revenues for fiscal year 2022, as further disclosed in note “8. Legal Proceedings.”

On December 13, 2022, we issued term notes due 2025 with an aggregate principal amount of $500 million and term notes due 2027 with an aggregate principal amount of $500 million. The net proceeds from the issuance were $991 million. The 2025 Term Notes and the 2027 Term Notes accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually in June and December of each year. The 2025 Term Notes mature on December 12, 2025 and the 2027 Term Notes mature on December 13, 2027.

On March 23, 2021, we issued term notes due 2023 with an aggregate principal amount of $500 million and term notes due 2031 with an aggregate principal amount of $500 million. The net proceeds from the issuance were $992 million. The 2023 Term Notes and the 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually in March and September of each year. The 2023 Term Notes, which are classified as short-term, mature on March 23, 2023 and the 2031 Term Notes mature on March 23, 2031.

We may redeem for cash all or any portion of the Term Notes, at our option, at any time prior to maturity.

Our convertible senior notes, with an aggregate principal amount of $750 million, which are due on August 15, 2023 and are classified as short-term, were not convertible as of January 1, 2023. The holders may convert their notes on or after May 15, 2023 until August 11, 2023.

On January 4, 2023, we entered into a new credit agreement which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit (the New Credit Facility). The New Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders, and certain other conditions. Concurrently, we terminated our credit agreement dated as of March 8, 2021 and the commitments thereunder, under which we had no outstanding borrowings.

We had $11 million and up to $88 million, respectively, remaining in our capital commitments to two venture capital investment funds as of January 1, 2023, that are callable through April 2026 and July 2029, respectively.

The impact of the 2017 Tax Cuts and Jobs Act resulted in a one-time transition tax on earnings of certain foreign subsidiaries which we elected to pay in installments. As of January 1, 2023, we owed $74 million, which we expect to pay over the next three years.

Authorizations to repurchase $15 million of our common stock remained available as of January 1, 2023 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2023.

Our other short-term and long-term material cash requirements, from known contractual obligations as of January 1, 2023, include operating lease liabilities, uncertain tax positions, and amounts due under our executive deferred compensation plan, as discussed in the Consolidated Financial Statements section of this report.

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
Cash Flow Summary

In millions	2022	2021	2020
Net cash provided by operating activities	$392	$545	$1,080
Net cash used in investing activities	(591)	(1,069)	(554)
Net cash provided by (used in) financing activities	1,000	(51)	(766)
Effect of exchange rate changes on cash and cash equivalents	(22)	(3)	8
Net increase (decrease) in cash and cash equivalents	$779	$(578)	$(232)

Operating Activities

Net cash provided by operating activities in 2022 primarily consisted of net adjustments of $4,592 million and net changes in operating assets and liabilities of $204 million, less net loss of $4,404 million. The primary non-cash adjustments to net loss included goodwill impairment of $3,914 million, depreciation and amortization expenses of $394 million, share-based compensation of $366 million, and net losses on strategic investments of $122 million, partially offset by a gain recorded on our contingent consideration liabilities of $205 million and deferred income taxes of $23 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accrued liabilities, partially offset by an increase in inventory and a decrease in accounts payable.

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

Investing Activities

Net cash used in investing activities totaled $591 million in 2022. We invested $286 million in capital expenditures, primarily associated with our investment in facilities, paid $180 million for an intangible asset related to our settlement with BGI, paid $85 million, net of cash acquired, for an acquisition, and used $40 million for purchases of strategic investments.

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

Financing Activities

Net cash provided by financing activities totaled $1,000 million in 2022. We received $991 million in net proceeds from the issuance of debt and $63 million in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options, partially offset by $54 million used to pay taxes related to net share settlement of equity awards.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. Though the COVID-19 pandemic, the armed conflict between Russia and Ukraine, and macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. If market and other conditions change from those that we anticipate, our consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our consolidated financial statements.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 30 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from genotyping and sequencing services, including cancer detection testing services related to the GRAIL business, is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development and licensing agreements generally includes upfront and periodic licensing fees, contract research and development services, or payments for development and regulatory milestones. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value. We regularly review inventory for excess and obsolete products and components, taking into account product life cycles, quality issues, historical experience, and usage forecasts. We record write-downs of inventory for potentially excess, obsolete, or impaired goods in order to state inventory at net realizable value. We make assumptions about future demand, market conditions, and the release of new products that may supersede old ones. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs could be required.

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

In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date, as a component of accrued liabilities and/or other long-term liabilities, for an estimate of the acquisition-date fair value of the contingent consideration. We generally use a Monte Carlo simulation or an income approach to estimate the fair value of contingent consideration. Estimates and assumptions used in a Monte Carlo simulation include forecasted revenues, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. An income approach utilizes inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk, as well as management judgment regarding the probability of achieving certain future milestones. Future changes in our estimates could result in expenses or gains. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our consolidated statements of operations.

We typically use the discounted cash flow method to value our acquired intangible assets. This method requires management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. We capitalize in-process research and development (IPR&D), which is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period (not to exceed a year from the date of acquisition), we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations.

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

In order to estimate the fair values of identifiable intangible assets with finite lives and other long-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Management judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting units, we may be required to record future impairment charges for purchased intangible assets with finite lives. Impairment charges could materially decrease our future results of operations and result in lower asset values on our balance sheet.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payments based on estimated fair value. Share-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the awards. The fair value of our restricted stock and performance stock units is based on the market price of our common stock on the date of grant. The determination of the amount of share-based compensation expense for our performance stock units requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of operations. At each reported period, we reassess the probability of the achievement of corporate performance goals to estimate the amount of shares to be released. Any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. If any of the assumptions or estimates used change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our current investment policy with respect to our cash, cash equivalents and short-term investments focuses on maintaining acceptable levels of interest rate risk and liquidity. To achieve these objectives, our policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, U.S. Treasury debt and corporate debt securities. Our policy also limits the amount of credit exposure to any one issuer and type of instrument. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of January 1, 2023, our cash equivalents consisted primarily of U.S. government money market funds that invest in very liquid investments, namely, cash, government securities and purchase agreements that are collateralized fully with government securities. U.S. government money market funds provide same day liquidity and have a net asset value of $1.00. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments. We held no debt securities as of January 1, 2023.

In March 2021, we issued $500 million of 0.550% notes due 2023 and $500 million of 2.550% notes due 2031. In December 2022, we issued $500 million of 5.800% notes due 2025 and $500 million of 5.750% notes due 2027. We carry the notes at the principal amount, less unamortized discount and debt issuance costs, on our consolidated balance sheets. Because the notes have fixed annual interest rates, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates change. See note “5. Debt and Other Commitments” for more information.

Foreign Currency Exchange Risk

We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to cash flows and monetary assets and liabilities that are denominated in currencies other than the U.S. dollar; the value of these amounts are exposed to changes in currency exchange rates from the time the transactions are forecasted or originated until the time the cash settlement is converted into U.S. dollars. Our foreign currency exposures are primarily concentrated in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. We use forward exchange contracts to manage these foreign currency risks and to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. We only use derivative financial instruments to reduce foreign currency exchange rate risks; we do not hold any derivative financial instruments for trading or speculative purposes. The counterparties to these forward exchange contracts expose us to credit-related risks in the event of their non-performance. We mitigate this risk by actively monitoring credit ratings and only selecting major financial institutions as counterparties. Additionally, our risk of credit-related loss is limited to the fair value of these financial contracts, which were not material to our financial position.

Our forward exchange contracts used to manage foreign currency risks related to monetary assets and liabilities have terms of one month or less. Realized and unrealized gains or losses on the fair value of these financial contracts are included in the determination of net income (loss), as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of January 1, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $485 million. Our forward exchange contracts used to hedge portions of our foreign currency exposure associated with forecasted revenue transactions have terms of up to 24 months. These derivative financial instruments are designated as cash flow hedges. Gains and losses on these financial contracts, which settle monthly, are generally recorded to revenue in the same period the underlying hedged transactions are recorded. As of January 1, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $425 million.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Illumina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Illumina, Inc. (the Company) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments as a result of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 3, 2022.

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Interim goodwill impairment assessment of GRAIL reporting unit

Description of the Matter
The Company tests goodwill for impairment annually, as of May, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company identified certain triggering events that occurred in the three months ended October 2, 2022 that required an interim goodwill impairment test. Reporting units are tested for impairment by comparing the fair value of each reporting unit to its carrying value. As discussed in Note 4 to the financial statements, as a result of the interim impairment assessment, the Company recorded an impairment loss of $3.9 billion related to the GRAIL reporting unit. The carrying value of goodwill as of January 1, 2023 was $3.2 billion, of which $2.2 billion related to the GRAIL reporting unit.

Auditing the Company’s goodwill impairment assessment was complex due to the significant estimation uncertainty in determining the fair value of the GRAIL reporting segment. Management used a combination of income- and market-based approaches to estimate the fair value of the GRAIL reporting unit. A significant emphasis is placed on the appropriateness of the estimate considerations used by management to determine the fair value of the GRAIL reporting unit due to sensitivity of the fair value to the underlying assumptions. The significant assumptions include forecasted revenues for GRAIL and the discount rate used to discount future cash flows. These significant assumptions related to the fair value of the GRAIL reporting unit are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process for determining the fair value of the GRAIL reporting unit used in the goodwill impairment assessment. This included controls over management’s development of the above-described assumptions used in the valuation model applied.

In testing the valuation of the GRAIL reporting unit, we performed audit procedures that included, among others, evaluating the Company’s use of the income- and market-based approaches and testing the significant assumptions used in the model, as described above. We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates. We evaluated the reasonableness of projected revenue growth used within the valuations against analyst expectations, industry trends, market trends, and other market information. In addition, we involved valuation specialists to assist in evaluating the Company’s selection of the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

GRAIL contingent consideration

Description of the Matter
In connection with the August 18, 2021 acquisition of GRAIL, the Company recognized a contingent consideration liability at the estimated fair value on the acquisition date. The Company uses a Monte Carlo simulation model to determine the fair value of the contingent consideration liability each reporting period. As disclosed in Note 3 of the consolidated financial statements, the fair value of the contingent consideration liability as of January 1, 2023 is $412 million. The Company recognized a $203 million gain in the current year as a result of the change in the fair value of the contingent consideration liability.

Auditing the valuation of the contingent consideration liability was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating significant assumptions. The significant assumptions to the model include forecasted revenues for GRAIL and the discount rate based on the estimated timing of payments. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process for determining the fair value of the contingent consideration liability related to the GRAIL acquisition. This included controls over management’s development of the above-described assumptions used in the valuation model applied.

In testing the valuation of the contingent consideration liability, we performed audit procedures that included, among others, evaluating the Company’s use of the Monte Carlo simulation model and testing the significant assumptions used in the model, as described above. We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates. We evaluated the reasonableness of projected revenue growth used within the valuations against analyst expectations, industry trends, market trends, and other market information. In addition, we involved valuation specialists to assist in evaluating the methodology used to calculate the fair value of the contingent consideration liability as well as the Company’s selection of the discount rate. Our valuation specialists evaluated the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 17, 2023

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	January 1, 2023	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,011	$1,232
Short-term investments	26	107
Accounts receivable, net	671	648
Inventory, net	568	431
Prepaid expenses and other current assets	285	295
Total current assets	3,561	2,713
Property and equipment, net	1,091	1,024
Operating lease right-of-use assets	653	672
Goodwill	3,239	7,113
Intangible assets, net	3,285	3,250
Other assets	423	445
Total assets	$12,252	$15,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293	$332
Accrued liabilities	1,232	761
Term notes, current portion	500	—
Convertible senior notes, current portion	748	—
Total current liabilities	2,773	1,093
Operating lease liabilities	744	774
Term notes	1,487	993
Convertible senior notes	—	702
Other long-term liabilities	649	915
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10 million shares authorized; no shares issued and outstanding at January 1, 2023 and January 2, 2022	—	—
Common stock, $0.01 par value, 320 million shares authorized; 198 million shares issued and 158 million outstanding at January 1, 2023; 197 million shares issued and 157 million outstanding at January 2, 2022	2	2
Additional paid-in capital	9,207	8,938
Accumulated other comprehensive income	3	17
Retained earnings	1,142	5,485
Treasury stock, 40 million shares at both January 1, 2023 and January 2, 2022	(3,755)	(3,702)
Total stockholders’ equity	6,599	10,740
Total liabilities and stockholders’ equity	$12,252	$15,217
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Revenue:
Product revenue	$3,953	$3,968	$2,735
Service and other revenue	631	558	504
Total revenue	4,584	4,526	3,239
Cost of revenue:
Cost of product revenue	1,144	1,060	788
Cost of service and other revenue	295	241	220
Amortization of acquired intangible assets	173	71	28
Total cost of revenue	1,612	1,372	1,036
Gross profit	2,972	3,154	2,203
Operating expense:
Research and development	1,321	1,185	682
Selling, general and administrative	1,297	2,092	941
Legal contingency and settlement	619	—	—
Goodwill impairment	3,914	—	—
Total operating expense	7,151	3,277	1,623
(Loss) income from operations	(4,179)	(123)	580
Other income (expense):
Interest income	11	—	41
Interest expense	(26)	(61)	(49)
Other (expense) income, net	(142)	1,068	284
Total other (expense) income, net	(157)	1,007	276
(Loss) income before income taxes	(4,336)	884	856
Provision for income taxes	68	122	200
Net (loss) income	$(4,404)	$762	$656
(Loss) earnings per share:
Basic	$(28.00)	$5.07	$4.48
Diluted	$(28.00)	$5.04	$4.45
Shares used in computing (loss) earnings per share:
Basic	157	150	147
Diluted	157	151	148
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net (loss) income	$(4,404)	$762	$656
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	(1)	(3)
Unrealized (loss) gain on cash flow hedges, net of deferred tax	(14)	16	—
Total comprehensive (loss) income	$(4,418)	$777	$653
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of December 29, 2019	194	$2	$3,560	$5	$4,067	(47)	$(3,021)	$4,613
Net income	—	—	—	—	656	—	—	656
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(3)	—	—	—	(3)
Issuance of common stock, net of repurchases	1	—	61	—	—	(2)	(827)	(766)
Share-based compensation	—	—	194	—	—	—	—	194
Balance as of January 3, 2021	195	2	3,815	2	4,723	(49)	(3,848)	4,694
Net income	—	—	—	—	762	—	—	762
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	16	—	—	—	16
Issuance of common stock, net of repurchases	2	—	60	—	—	(1)	(91)	(31)
GRAIL acquisition	—	—	4,749	—	—	10	237	4,986
Exchange of GRAIL contingent value rights	—	—	2	—	—	—	—	2
Share-based compensation	—	—	312	—	—	—	—	312
Balance as of January 2, 2022	197	2	8,938	17	5,485	(40)	(3,702)	10,740
Net loss	—	—	—	—	(4,404)	—	—	(4,404)
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(14)	—	—	—	(14)
Issuance of common stock, net of repurchases	1	—	63	—	—	—	(53)	10
Share-based compensation	—	—	299	—	—	—	—	299
Cumulative-effect adjustment from adoption of ASU 2020-06, net of deferred tax	—	—	(93)	—	61	—	—	(32)
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599
See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Net (loss) income	$(4,404)	$762	$656
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	215	176	156
Amortization of intangible assets	179	75	31
Share-based compensation expense	366	754	194
Accretion of debt discount on convertible senior notes	—	32	40
Deferred income taxes	(23)	(76)	117
Goodwill impairment	3,914	—	—
Gain on previously held investment in GRAIL	—	(899)	—
Gain on exchange of GRAIL contingent value rights	—	(86)	—
Net losses (gains) on strategic investments	122	(18)	(291)
Loss (gain) on Helix contingent value right	7	(30)	(7)
(Gain) loss on derivative assets related to terminated acquisition	—	(26)	116
Change in fair value of contingent consideration liabilities	(205)	4	—
Other	17	29	(5)
Changes in operating assets and liabilities:
Accounts receivable	(12)	(164)	89
Inventory	(135)	(58)	(12)
Prepaid expenses and other current assets	16	(64)	(20)
Operating lease right-of-use assets and liabilities, net	(8)	(13)	(11)
Other assets	19	(27)	(33)
Accounts payable	(38)	60	40
Accrued liabilities	381	101	(7)
Other long-term liabilities	(19)	13	27
Net cash provided by operating activities	392	545	1,080
Cash flows from investing activities:
Maturities of available-for-sale securities	—	331	493
Purchases of available-for-sale securities	—	(77)	(1,802)
Sales of available-for-sale securities	—	1,031	1,298
Purchases of property and equipment	(286)	(208)	(189)
Net (purchases) sales of strategic investments	(40)	246	(124)
Cash received (paid for) derivative assets related to terminated acquisition	—	52	(132)
Net cash paid for acquisitions	(85)	(2,444)	(98)
Cash paid for intangible asset	(180)	—	—
Net cash used in investing activities	(591)	(1,069)	(554)
Cash flows from financing activities:
Payments on convertible senior notes	—	(517)	—
Payments on contingent consideration liabilities	—	(71)	—
Net proceeds from issuance of debt	991	988	—
Common stock repurchases	—	—	(736)
Proceeds from issuance of common stock	63	60	61
Taxes paid related to net share settlement of equity awards	(54)	(511)	(91)
Net cash provided by (used in) financing activities	1,000	(51)	(766)
Effect of exchange rate changes on cash and cash equivalents	(22)	(3)	8
Net increase (decrease) in cash and cash equivalents	779	(578)	(232)
Cash and cash equivalents at beginning of year	1,232	1,810	2,042
Cash and cash equivalents at end of year	$2,011	$1,232	$1,810
Supplemental cash flow information:
Cash paid for income taxes	$122	$233	$119
Cash paid for operating lease liabilities	$112	$96	$86
See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this report to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is subject to ongoing legal proceedings, and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to interim measures ordered by the European Commission, which prohibited our acquisition of GRAIL on September 6, 2022. Refer to note “8. Legal Proceedings” for additional details. We have included the financial results of GRAIL in our consolidated financial statements from the date of acquisition. GRAIL is a separate reportable segment. Refer to note “11. Segments and Geographic Data” for additional information.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include our accounts, our wholly-owned subsidiaries, and majority-owned or controlled companies. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Variable Interest Entities (VIEs)

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. As of January 1, 2023 there were no VIEs for which we were the primary beneficiary and for which we were required to consolidate.

Use of Estimates

The preparation of the consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Though the COVID-19 pandemic, the armed conflict between Russia and Ukraine, and macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. Actual results could differ from those estimates.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2022, 2021, and 2020 refer to fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Fiscal years 2022 and 2021 were both 52 weeks, and fiscal year 2020 was 53 weeks.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Functional Currency

The U.S. dollar is the functional currency of our international operations. We re-measure foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and record the net gains or losses resulting from re-measurement in other (expense) income, net in the consolidated statements of operations.

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

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. Shipments to customers outside the United States comprised 50%, 52%, and 49% of total revenue in 2022, 2021, and 2020, respectively. Customers outside the United States represented 54% and 57% of our gross trade accounts receivable balance as of January 1, 2023 and January 2, 2022, respectively.

We had no customers that provided more than 10% of total revenue in 2022, 2021, and 2020. We perform regular reviews of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Historically, we have not experienced significant credit losses from accounts receivable.

Financial Instruments

We are also subject to risks related to our financial instruments, including cash and cash equivalents, investments, and accounts receivable. Most of our cash and cash equivalents as of January 1, 2023 were deposited with U.S. financial institutions, either domestically or with their foreign branches. Our investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Clearwater Analytics (Industry Sector Report), to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities, U.S. government-sponsored entities, U.S. Treasury securities, and money market funds. Historically, we have not experienced significant credit losses from financial instruments.

Suppliers

We require customized products and components that currently are available from a limited number of sources. We source certain key products and components included in our products from single vendors. Historically, we have not experienced significant issues sourcing materials to build our products.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Pronouncements Adopted in 2022

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted earnings per share. Specifically, the guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments and requires the use of the if-converted method to calculate diluted earnings per share. We adopted the standard on its effective date in the first quarter of 2022 using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings on January 3, 2022. We did not restate prior periods. As a result of the adoption, we increased our convertible senior notes and retained earnings, on January 3, 2022, by $43 million and $61 million, respectively, and decreased our deferred tax liabilities, included in other long-term liabilities on the consolidated balance sheets, and additional paid-in capital by $11 million and $93 million, respectively. Interest expense recognized post-adoption has decreased as a result of accounting for our convertible senior notes as a single liability measured at amortized cost. See note “5. Debt and Other Commitments” for additional details on the adoption of ASU 2020-06.

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

In accordance with ASU 2016-13, a company no longer evaluates whether available-for-sale debt securities in an unrealized loss position are other than temporarily impaired. Instead, a company assesses whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income. We estimate our allowance for credit losses on our trade receivables as described in our Accounts Receivable policy, below.

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

Revenue from product sales is recognized generally upon delivery to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs upon shipment and payment is typically due within 30 days from invoice. In instances where right of payment or transfer of title is contingent upon the customer’s acceptance of the product, revenue is deferred until all acceptance criteria have been met. Revenue from genotyping and sequencing services, including cancer detection testing services related to the GRAIL business, is recognized when earned, which is generally at the time the genotyping or sequencing analysis data is made available to the customer. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development and licensing agreements generally includes upfront and periodic licensing fees, contract research and development services, or payments for development and regulatory milestones. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic loss per share and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings (loss) per share:

	Years Ended
In millions	January 1, 2023	January 2, 2022	January 3, 2021
Weighted average shares outstanding	157	150	147
Effect of potentially dilutive common shares from:
Equity awards	—	1	1
Weighted average shares used in calculating diluted earnings (loss) per share	157	151	148

Antidilutive shares:
Convertible senior notes	2	—	—
Equity awards	2	—	—
Potentially dilutive shares excluded from calculation due to antidilutive effect	4	—	—

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
We have historically held and, from time to time, may hold debt securities in U.S. government-sponsored entities, corporate debt securities, and U.S. Treasury securities. In 2021, we sold all of our available-for-sale debt securities in order to fund the GRAIL acquisition, and we did not hold any debt securities in 2022. We have the ability, if necessary, to liquidate such short-term debt securities to meet our liquidity needs. Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments in the consolidated balance sheets. We classify short-term debt investments as available-for-sale at the time of purchase and evaluate such classification as of each balance sheet date. All short-term debt investments are recorded at estimated fair value. We evaluate available-for-sale debt securities in an unrealized loss position to assess whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are determined based on the specific identification method and are recorded in interest income in the consolidated statements of operations.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Securities and Investments

We have strategic investments in privately-held companies (non-marketable equity securities) and companies that have completed initial public offerings (marketable equity securities). Our marketable equity securities are measured at fair value. Our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Equity investments are classified as current, short-term investments, or noncurrent, recorded in other assets, based on the nature of the securities and their availability for use in current operations. Unrealized gains and losses on our equity investments are recorded in other (expense) income, net in the consolidated statements of operations. Our equity investments are assessed for impairment quarterly. Impairment losses, equal to the difference between the carrying value and the fair value of the investment, are recorded in other (expense) income, net.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease approximately 3.0 million square feet of office, lab, manufacturing, and distribution facilities under various non-cancellable operating lease agreements (real estate leases). Our real estate leases have remaining lease terms of approximately 1 year to 17 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from approximately 2 years to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. We do not have any material financing leases.

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

In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date, as a component of accrued liabilities and/or other long-term liabilities, for an estimate of the acquisition-date fair value of the contingent consideration. These estimates require management judgment, including probabilities of achieving certain future milestones. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our consolidated statements of operations.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period (not to exceed a year from the date of acquisition), we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations.

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

We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.

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

Derivative Financial Instruments

We are exposed to foreign exchange rate risks in the normal course of business and use derivative financial instruments to partially offset this exposure. We do not use derivative financial instruments for speculative or trading purposes. Foreign exchange contracts are carried at fair value in other current assets, other assets, accrued liabilities, or other long-term liabilities, as appropriate, on the consolidated balance sheets.

We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other (expense) income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of January 1, 2023, we had foreign exchange forward contracts in place to hedge exposures to monetary assets and liabilities denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of January 1, 2023 and January 2, 2022, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $485 million and $462 million, respectively.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other (expense) income, net. As of January 1, 2023, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, and Canadian dollar. As of January 1, 2023 and January 2, 2022, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $425 million and $450 million, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We reclassified $53 million and $10 million to revenue in 2022 and 2021, respectively. No amounts were reclassified to revenue in 2020. As of January 1, 2023, the fair value of the foreign currency forward contracts recorded in total assets and in total liabilities was $8 million and $6 million, respectively. As of January 2, 2022, the fair value of foreign currency forward contracts recorded in total assets was $19 million. The estimated net gains reported in accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months are $2 million as of January 1, 2023.

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

Cash-based equity incentive awards are classified as liability awards, as such awards will be settled in cash. For purposes of valuation and performance measurement of the awards, GRAIL’s stand-alone valuation, as determined by GRAIL using a reasonable calculation and based on advice from independent valuation experts and analyses, is used. The fair value of the awards is recorded over the respective vesting periods of the awards, with recognition of a corresponding liability recorded in accrued liabilities in the consolidated balance sheets. The awards are remeasured to fair value at each reporting date until the awards are settled, with changes in fair value recognized in share-based compensation expense.

The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock purchased under our ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The expected volatility is generally determined by weighing the historical and implied volatility of our common stock. The historical volatility is generally commensurate with the estimated expected term, adjusted for the impact of unusual fluctuations and other relevant factors. The implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected term is generally based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that we have never declared or paid cash dividends on our common stock and do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $53 million, $48 million, and $28 million in 2022, 2021, and 2020, respectively.

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

Revenue by Source

	2022			2021			2020
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,919	$306	$3,225	$2,911	$306	$3,217	$2,039	$265	$2,304
Instruments	709	19	728	734	17	751	417	14	431
Total product revenue	3,628	325	3,953	3,645	323	3,968	2,456	279	2,735
Service and other revenue	543	88	631	464	94	558	423	81	504
Total revenue	$4,171	$413	$4,584	$4,109	$417	$4,526	$2,879	$360	$3,239

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Geographic Area

Based on region of destination (in millions)	2022	2021	2020
Americas (1)	$2,479	$2,358	$1,744
Europe, Middle East, and Africa	1,215	1,289	886
Greater China (2)	472	502	342
Asia-Pacific	418	377	267
Total revenue	$4,584	$4,526	$3,239
_____________
(1)Revenue for the Americas region included United States revenue of $2,290 million, $2,195 million, and $1,655 million in 2022, 2021, and 2020, respectively.
(2)Region includes revenue from China, Taiwan, and Hong Kong.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of January 1, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,030 million, of which approximately 89% is expected to be converted to revenue in 2023, approximately 7% in the following twelve months, and the remainder thereafter.

Contract Assets and Liabilities

Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, as of January 1, 2023 and January 2, 2022 were $17 million and $16 million, respectively, all of which were short-term and recorded in prepaid expenses and other current assets.

Contract liabilities, which consist of deferred revenue and customer deposits, as of January 1, 2023 and January 2, 2022 were $308 million and $297 million, respectively, of which the short-term portions of $245 million and $234 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in 2022 included $234 million of previously deferred revenue that was included in contract liabilities as of January 2, 2022.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments

Marketable Equity Securities

Our short-term investments consist of marketable equity securities. As of January 1, 2023 and January 2, 2022, the fair value of our marketable equity securities totaled $26 million and $107 million, respectively.

Gains and losses recognized in other (expense) income, net on our marketable equity securities for 2022, 2021, and 2020 were as follows:

In millions	2022	2021	2020
Net (losses) gains recognized during the period on marketable equity securities	$(81)	$(52)	$270
Less: Net losses recognized during the period on marketable equity securities sold during the period	—	89	—
Net unrealized (losses) gains recognized during the period on marketable equity securities still held at the reporting date	$(81)	$37	$270

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Non-Marketable Equity Securities

As of January 1, 2023 and January 2, 2022, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $28 million and $40 million, respectively.

Revenue recognized from transactions with our strategic investees was $113 million, $74 million, and $62 million in 2022, 2021, and 2020, respectively.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $11 million and up to $88 million, respectively, remained callable as of January 1, 2023. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $183 million and $173 million as of January 1, 2023 and January 2, 2022, respectively. We recorded a net unrealized loss of $25 million in 2022, and net unrealized gains of $55 million and $20 million in 2021 and 2020, respectively, in other (expense) income, net.

Helix Contingent Value Right

In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of our contingent value right resulted in an unrealized loss of $7 million in 2022 and unrealized gains of $30 million and $7 million in 2021 and 2020, respectively, included in other (expense) income, net.

Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	January 1, 2023				January 2, 2022
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,642	$—	$—	$1,642	$688	$—	$—	$688
Marketable equity securities	26	—	—	26	107	—	—	107
Helix contingent value right	—	—	58	58	—	—	65	65
Deferred compensation plan assets	—	52	—	52	—	60	—	60
Total assets measured at fair value	$1,668	$52	$58	$1,778	$795	$60	$65	$920
Liabilities:
Contingent consideration liabilities	$—	$—	$412	$412	$—	$—	$615	$615
Deferred compensation plan liability	—	51	—	51	—	56	—	56
Total liabilities measured at fair value	$—	$51	$412	$463	$—	$56	$615	$671

Our marketable equity securities are measured at fair value based on quoted trade prices in active markets.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our consolidated statements of operations.
The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2021, Q1 2022, Q2 2022, and Q3 2022 were $42 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. The aggregate Covered Revenue Payments relating to such periods were approximately $396,000 in 2022; however, pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments were applied to reimburse us for certain expenses.
We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of our contingent consideration liability related to the GRAIL acquisition was $412 million and $615 million as of January 1, 2023 and January 2, 2022, respectively, of which $411 million and $614 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities.

Changes in the estimated fair value of our contingent consideration liabilities were as follows:

In millions
Balance as of January 3, 2021	$—
Acquisition of GRAIL	762
Other acquisition	14
Measurement period adjustment	(5)
Cash payments	(15)
Exchange of GRAIL contingent value rights	(145)
Change in estimated fair value	4
Balance as of January 2, 2022	615
Acquisition	2
Change in estimated fair value	(205)
Balance as of January 1, 2023	$412

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We recorded a measurement period adjustment in Q4 2021 related to the acquisition of GRAIL to reduce the acquisition-date fair value of contingent consideration by $5 million as a result of revised future cash flow estimates. The measurement period adjustment would have resulted in an increase of $7 million to the gain recorded in Q3 2021 for the change in the estimated fair value of the contingent consideration liability. The measurement period adjustment was recorded in our consolidated financial statements as of and for the year ended 2021 and was made to reflect facts and circumstances that existed as of the acquisition date.

We recorded a contingent consideration liability of $14 million as a result of an acquisition completed in Q2 2021. The acquisition-date fair value of the contingent consideration was derived using the income approach. Assumptions used to estimate the liability included the probability of achieving certain milestones and a discount rate. These unobservable inputs represented a Level 3 measurement because they were supported by little or no market activity and reflected our own assumptions in measuring fair value. We recorded an expense of $1 million in selling, general and administrative expense in 2021 due to the change in estimated fair value of the contingent consideration and made a payment of $15 million in Q4 2021 upon achievement of the milestones.

4. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisition of GRAIL, Inc.

On August 18, 2021, we completed our acquisition of GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is expected to accelerate access and adoption of GRAIL’s blood test, Galleri, that detects various types of cancers before they are symptomatic. The acquisition is subject to ongoing legal proceedings. Currently, GRAIL must be held and operated separately and independently from Illumina pursuant to interim measures ordered by the European Commission, which prohibited our acquisition of GRAIL on September 6, 2022. Refer to note “8. Legal Proceedings” for further details. As a result of the acquisition, GRAIL stockholders received as consideration (i) cash, (ii) shares of Illumina common stock and (iii) at their election, either a contingent value right or additional shares of Illumina common stock. We issued 9.8 million common shares as part of the consideration.

GRAIL is a separate reportable segment. See note “11. Segment and Geographic Data” for more information. We have included the financial results of GRAIL in the consolidated financial statements from the date of acquisition.

In Q4 2021, we recorded a measurement period adjustment related to the valuations of contingent consideration and our previously held investment in GRAIL that reduced the acquisition-date fair value of each by $5 million and $1 million, respectively, and reduced the acquisition-date fair value of goodwill by $6 million.

The total purchase price consisted of the following:

In millions	As Adjusted
Cash	$2,862
Fair value of common stock issued	4,975
Fair value of contingent consideration	757
Fair value of previously held investment	1,149
Settlement of preexisting relationships	2
Total purchase price	$9,745

The contingent consideration relates to the GRAIL stockholders who elected to receive contingent value rights as part of the acquisition (the Contingent Value Rights Agreement). The contingent value rights entitle the holders to receive future cash payments representing a pro rata portion of certain GRAIL-related revenues each year for a 12-year period starting at the acquisition date. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. The acquisition-date fair value of the contingent consideration was measured using a Monte Carlo simulation. Estimates and assumptions used in the fair value assessment included forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. In December 2021, we exchanged approximately 73 million contingent value rights, that were issued as part of the acquisition, for an aggregate cash payment of $57 million and the issuance of $2 million in shares of our common stock. As a result of the exchange, we recognized a gain of $86 million in other (expense) income, net in 2021, which

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represented the difference between the fair value of the contingent consideration liability for the contingent value rights exchanged of $145 million and the total consideration transferred of $59 million.

Prior to the acquisition, we owned a 12% interest in GRAIL. Authoritative guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity investment in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. We remeasured our previously held equity investment to its fair value, as of the date of acquisition, based on the fair value of total consideration transferred and a discount for lack of control. Estimates and assumptions used in the remeasurement represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring the fair value. As a result of the remeasurement, we valued our previously held equity investment in GRAIL at $1.1 billion and recognized a gain of $899 million, included in other (expense) income, net, in 2021.

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

We finalized the allocation of the purchase price in August 2022. The fair values of assets acquired and liabilities assumed were:

In millions	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$571	$—	$571
Property and equipment	89	—	89
Operating lease right-of-use assets	121	—	121
Goodwill	6,082	9	6,091
Intangible assets	3,180	(60)	3,120
Other current and noncurrent assets	35	—	35
Deferred tax liability	(82)	46	(36)
Long-term lease liabilities	(97)	—	(97)
Other current and noncurrent liabilities	(148)	(1)	(149)
Total net assets acquired	$9,751	$(6)	$9,745

We recorded a measurement period adjustment in Q3 2022 to decrease goodwill and increase deferred tax assets by $6 million, as a result of finalizing GRAIL’s U.S. tax returns. In Q4 2021, we recorded measurement period adjustments to decrease intangible assets, specifically, developed technology, as a result of revised future cash flow estimates and to decrease deferred tax liability as a result of changes in net operating loss estimates from the initial purchase price allocation. These measurement period adjustments were made to reflect facts and circumstances that existed as of the acquisition date. The measurement period adjustment related to the developed technology intangible asset would have resulted in an insignificant decrease in amortization expense recorded in Q3 2021. The measurement period adjustments have been and were recorded in our consolidated financial statements as of and for the years ended 2022 and 2021, as appropriate.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is primarily attributable to assembled workforce, expanded market opportunities, and expected synergies to be achieved. The goodwill recognized was assigned to the GRAIL segment and is not deductible for tax purposes.

The fair values assigned to identifiable intangible assets acquired were as follows:

In millions, except years	Fair Value (as adjusted)	Estimated Useful Life
Developed technology	$2,410	18
Trade name	40	9
In-process research and development (IPR&D)	670	Indefinite
Total intangible assets	$3,120

The fair values of the developed technology, trade name and IPR&D were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return and inclusive of an assumption for technology obsolescence. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The developed technology and trade name assets are amortized on a straight-line basis over their estimated useful lives. As of January 1, 2023, the research and development project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

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

Prior to the acquisition, we were required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $245 million and $35 million in 2021 and 2020, respectively, which were recorded as selling, general and administrative expense. Subsequent to the acquisition, we did not make any additional Continuation Payments.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill

In millions	Goodwill
Balance as of January 3, 2021	$897
Acquisitions	6,201
Measurement period adjustments	15
Balance as of January 2, 2022	7,113
Impairment	(3,914)
Acquisition	45
Measurement period adjustments	(5)
Balance as of January 1, 2023	$3,239
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
On July 13, 2022, the EU General Court ruled that the European Commission has jurisdiction under the EU Merger Regulation to review our acquisition of GRAIL. Additionally, on September 6, 2022, the European Commission issued its decision prohibiting the acquisition. Refer to note “8. Legal Proceedings” for additional details. These decisions, along with a continued and significant decrease in the Company’s stock price and market capitalization, led us to believe that a triggering event occurred and that an interim goodwill and intangible asset impairment test was required in Q3 2022.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the impairment taken in Q3 2022, the carrying value of our GRAIL reporting unit now approximates its fair value. As such, changes in our future operating results, cash flows, share price, market capitalization or discount rates, as well as future regulatory decisions related to our acquisition of GRAIL, used when conducting future goodwill impairment tests could affect the estimated fair values of our reporting units and may result in additional goodwill impairment charges in the future. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods prior to the annual impairment test. No triggering events were identified in Q4 2022 that would indicate the need for an additional interim goodwill and intangible asset impairment test. As of January 1, 2023, remaining goodwill allocated to the GRAIL reporting unit was $2,178 million.
In conjunction with the interim goodwill impairment test in Q3 2022, we also evaluated the IPR&D intangible asset, assigned to the GRAIL reporting unit, for potential impairment. We performed our interim impairment test by comparing the carrying value of the IPR&D intangible asset to its estimated fair value, which was determined by the income approach, using a discounted cash flow model. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. These estimates and assumptions represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Based on our interim impairment test, the carrying value of the IPR&D intangible asset did not exceed its estimated fair value. As a result, no impairment for the IPR&D intangible asset was recorded.
We also performed a recoverability test for the definite-lived intangible assets assigned to the GRAIL reporting unit, which includes developed technology and trade name, noting no impairment. Additionally, no impairment was noted for the definite-lived intangible assets assigned to our Core Illumina reporting unit.
Intangible Assets

	January 1, 2023			January 2, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technologies	$2,812	$(449)	$2,363	$2,790	$(291)	$2,499
Licensed technologies	274	(105)	169	95	(92)	3
Trade name	44	(10)	34	44	(6)	38
Customer relationships	31	(29)	2	31	(28)	3
License agreements	15	(14)	1	14	(12)	2
Database	12	(1)	11	—	—	—
Total finite-lived intangible assets, net	3,188	(608)	2,580	2,974	(429)	2,545
In-process research and development (IPR&D)	705	—	705	705	—	705
Total intangible assets, net	$3,893	$(608)	$3,285	$3,679	$(429)	$3,250
As a result of an acquisition in Q2 2022, we recorded a developed technology intangible asset of $23 million, with a useful life of 7 years, and a database intangible asset of $12 million, with a useful life of 7 years. We are still finalizing the allocation of the purchase price as additional information is received to complete our analysis. We expect to finalize the valuation as soon as practicable, but no later than one year after the acquisition date. In addition, we recorded a licensed technology intangible asset of $180 million, with a useful life of 6.5 years, as a result of our litigation settlement with BGI in Q3 2022. Refer to note “8. Legal Proceedings” for additional details.
As a result of an acquisition completed in Q2 2021, we recorded an IPR&D intangible asset of $35 million, with an indefinite useful life. As of January 1, 2023, the research and development project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization. Additionally, as a result of another acquisition completed in Q3 2021, we recorded a developed technology intangible asset of $28 million, with a useful life of 10 years.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2023	$197
2024	195
2025	194
2026	183
2027	181
Thereafter	1,630
Total	$2,580

5. DEBT AND OTHER COMMITMENTS
Summary of Term Debt Obligations

In millions	January 1, 2023	January 2, 2022
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2023 Term Notes outstanding	500	500
Principal amount of 2027 Term Notes outstanding	500	—
Principal amount of 2025 Term Notes outstanding	500	—
Unamortized discounts and debt issuance costs	(13)	(7)
Net carrying amount of term notes	1,987	993
Less: current portion	(500)	—
Term notes, non-current	$1,487	$993
Fair value of term notes outstanding (Level 2)	$1,913	$996

Interest expense recognized on the Term Notes, which included amortization of debt discounts and issuance costs, was $21 million and $14 million in 2022 and 2021, respectively.

0.550% Term Notes due 2023 (2023 Term Notes) and 2.550% Term Notes due 2031 (2031 Term Notes)

On March 23, 2021, we issued $500 million aggregate principal amount of term notes due 2023 (2023 Term Notes) and $500 million aggregate principal amount of term notes due 2031 (2031 Term Notes). We received net proceeds from the issuance of $992 million, after deducting discounts and debt issuance costs. The 2023 and 2031 Term Notes accrue interest at a rate of 0.550% and 2.550% per annum, respectively, payable semi-annually. Interest is payable on March 23 and September 23 of each year, beginning on September 23, 2021. The 2023 Term Notes mature on March 23, 2023 and the 2031 Term Notes mature on March 23, 2031.

We may redeem for cash all or any portion of the 2023 or 2031 Term Notes, at our option, at any time prior to maturity. The 2023 Term Notes and, prior to December 23, 2030, the 2031 Term Notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After December 23, 2030, the 2031 Term Notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.800% Term Notes due 2025 (2025 Term Notes) and 5.750% Term Notes due 2027 (2027 Term Notes)

On December 13, 2022, we issued $500 million aggregate principal amount of term notes due 2025 (2025 Term Notes) and $500 million aggregate principal amount of term notes due 2027 (2027 Term Notes). We received net proceeds from the issuance of $991 million, after deducting discounts and debt issuance costs. The 2025 and 2027 Term Notes accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually. Interest for the 2025 Term Notes is payable on June 12 and December 12 of each year, beginning on June 12, 2023. Interest for the 2027 Term Notes is payable on June 13 and December 13 of each year, beginning on June 13, 2023. The 2025 Term Notes mature on December 12, 2025 and the 2027 Term Notes mature on December 13, 2027.

We may redeem for cash all or any portion of the 2025 or 2027 Term Notes, at our option, at any time prior to maturity. Prior to November 12, 2025 for the 2025 Term Notes, and prior to November 13, 2027 for the 2027 Term Notes, the notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After November 12, 2025 for the 2025 Term Notes and after November 13, 2027 for the 2027 Term Notes, the notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.

0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In millions	January 1, 2023	January 2, 2022
Principal amount outstanding	$750	$750
Unamortized debt discount and issuance costs	(2)	(48)
Net carrying amount of liability component	748	702
Less: current portion	(748)	—
Convertible senior notes, non-current	$—	$702
Carrying value of equity component, net of debt issuance costs	$—	$126
Fair value of convertible senior notes outstanding (Level 2)	$726	$854

In August 2018, we issued $750 million aggregate principal amount of convertible senior notes due 2023 (2023 Convertible Notes). The net proceeds from the issuance, after deducting the offering expenses payable by us, were $735 million. The 2023 Convertible Notes carry no coupon interest and mature on August 15, 2023.

The 2023 Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate, subject to adjustment, of 2.1845 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $457.77 per share of common stock), only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price in effect on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events described in the indenture. Regardless of the foregoing circumstances, the holders may convert their notes on or after May 15, 2023 until August 11, 2023. The 2023 Convertible Notes were not convertible as of January 1, 2023.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The 2023 Convertible Notes were initially accounted for in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by estimating the fair value of a similar liability that does not have an associated conversion feature. Because at issuance we had no outstanding non-convertible public debt, we determined that market-traded senior, unsecured corporate bonds represented a similar liability without a conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in our industry, and with similar maturities to the 2023 Convertible Notes, we estimated an implied interest rate of 3.7%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2023 Convertible Notes, which resulted in a fair value of the liability component in aggregate of $624 million upon issuance, calculated as the present value of implied future payments based on the $750 million aggregate principal amount. The $126 million difference ($93 million, net of tax) between the aggregate principal amount of $750 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2023 Convertible Notes were not considered redeemable. As a policy election under applicable guidance related to the calculation of diluted earnings (loss) per share, we had elected the combination settlement method as our stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2023 Convertible Notes on earnings (loss) per share each period.

As of January 3, 2022, we adopted ASU 2020-06, which removed the requirement to separate the embedded conversion feature from the notes and requires the notes to be accounted for as a single liability measured at amortized cost. Accordingly, we reclassified the unamortized debt discount from additional paid-in capital to convertible senior notes in the consolidated balance sheets on January 3, 2022. This resulted in an increase to our convertible senior notes and retained earnings of $43 million and $61 million, respectively, and a decrease to our deferred tax liabilities, included in other long-term liabilities, and additional paid-in capital of $11 million and $93 million, respectively.

Interest expense recognized on the 2023 Convertible Notes, which included amortization of debt issuance costs, was $3 million in 2022. Interest expense recognized on the 2023 Convertible Notes in 2021 and 2020 was $29 million and $28 million, respectively, which included amortization of the original debt discount and debt issuance costs.

0.5% Convertible Senior Notes due 2021 (2021 Convertible Notes)

In June 2014, we issued $517 million aggregate principal amount of convertible senior notes due 2021 (2021 Convertible Notes). The 2021 Convertible Notes were convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on conversion rates as defined in the indenture. The 2021 Convertible Notes matured on June 15, 2021, by which time the principal had been converted and was repaid in cash. The excess of the conversion value over the principal amount was paid in shares of common stock. Interest expense recognized on the 2021 Convertible Notes, which included amortization of debt discount and issuance costs, was $7 million and $18 million in 2021 and 2020, respectively. Our adoption of ASU 2020-06 on January 3, 2022 did not impact the accounting for the 2021 Convertible Notes since they were converted and repaid prior to the date of adoption.

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

As of January 1, 2023, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.

On January 4, 2023, we terminated the Credit Agreement dated as of March 8, 2021 and the commitments thereunder, and we entered into a new credit agreement which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit (the New Credit Facility). The New Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders, and certain other conditions. The proceeds of the loans under the New Credit Facility may be used to finance working capital needs and for general corporate purposes.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

As of January 1, 2023, the maturities of our operating lease liabilities were as follows:

In millions
2023	$98
2024	117
2025	109
2026	108
2027	100
Thereafter	471
Total remaining lease payments (1)	1,003
Less: imputed interest	(183)
Total operating lease liabilities	820
Less: current portion	(76)
Long-term operating lease liabilities	$744
Weighted-average remaining lease term	9.5 years
Weighted-average discount rate	4.1%
_____________
(1)Total remaining lease payments exclude $60 million of legally binding minimum lease payments for leases signed but not yet commenced.

The components of our lease costs were as follows:

In millions	2022	2021	2020
Operating lease costs	$112	$99	$84
Sublease income	(20)	(16)	(11)
Total lease costs	$92	$83	$73

Purchase Obligations

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to licensing and supply arrangements. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to minimum royalty payments, some of which are subject to adjustment, may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual minimum payments for noncancelable purchase obligations as of January 1, 2023 totaled $139 million, less than half of which are due within the next twelve months.

6. STOCKHOLDERS’ EQUITY
The 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, performance stock options, restricted stock units and awards, and performance stock units. As of January 1, 2023, approximately 1.7 million shares remained available for future grants under the 2015 Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

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

Restricted stock activity was as follows:

	Restricted Stock Units (RSU) (1)	Performance Stock Units (PSU)(2)	Weighted-Average Grant- Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 29, 2019	1,700	271	$271.49	$258.66
Awarded	878	(78)	$329.83	$344.22
Vested	(655)	(117)	$239.19	$400.74
Cancelled	(202)	(76)	$273.13	$266.63
Outstanding at January 3, 2021	1,721	—	$313.35	$—
Awarded	259	456	$438.46	$471.63
Vested	(606)	(72)	$303.08	$492.55
Cancelled	(244)	(56)	$321.93	$475.38
Outstanding at January 2, 2022	1,130	328	$345.66	$466.42
Awarded	1,370	(108)	$302.52	$479.85
Vested	(707)	(99)	$341.56	$492.55
Cancelled	(182)	(47)	$341.14	$411.78
Outstanding at January 1, 2023	1,611	74	$311.23	$446.74
_____________
(1)In connection with the GRAIL acquisition, replacement awards of 59,000 RSU were awarded to GRAIL employees in 2021.
(2)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.

Pre-tax intrinsic value and fair value of vested restricted stock was as follows:

In millions	2022	2021	2020
Pre-tax intrinsic value of outstanding restricted stock:
RSU	$326	$430	$637
PSU	$15	$125	$—

Fair value of restricted stock vested:
RSU	$162	$247	$206
PSU	$49	$35	$47

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options(1)	Weighted-Average Exercise Price
Outstanding at December 29, 2019	58	$56.65	—	$—
Exercised	(48)	$56.16	—	$—
Outstanding at January 3, 2021	10	$59.11	—	$—
Granted	—	$—	48	$86.73
Exercised	(2)	$20.06	(21)	$86.72
Cancelled	—	$—	(10)	$89.63
Outstanding at January 2, 2022	8	$66.42	17	$85.54
Granted	180	$330.25	—	$—
Exercised	(1)	$6.55	—	$—
Outstanding at January 1, 2023	187	$319.72	17	$85.54
Exercisable at January 1, 2023	8	$71.09	—	$—
_____________
(1)In connection with the GRAIL acquisition, we issued replacement performance stock options to GRAIL employees in 2021. The number of units reflect awards that have been granted and for which it is assumed to be probable that the underlying performance goals will be achieved.

The aggregate intrinsic value of options outstanding as of January 1, 2023 was $38 million. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between our closing stock price per share on the last trading day of the fiscal period, which was $202.20 as of December 30, 2022, and the exercise price. Total intrinsic value of options exercised was zero, $1 million, and $14 million in 2022, 2021, and 2020, respectively. The weighted-average remaining life of options outstanding was 5.9 years as of January 1, 2023.

The aggregate intrinsic value of performance stock options outstanding as of January 1, 2023 was $3 million. The total intrinsic value of performance stock options exercised was $6 million in 2021. Outstanding performance stock options, in general, have contractual terms of ten years from the respective grant dates.

Liability-Classified Awards

During 2022 and 2021, we granted GRAIL employees cash-based equity incentive awards. For purposes of valuation and performance measurement of the awards, GRAIL’s stand-alone valuation, as determined by GRAIL using a reasonable calculation and based on advice from independent valuation experts and analyses, is used. The awards generally have terms of four years and vest in four equal installments on each anniversary of the grant date, subject to continued employment through the vesting period. These awards are accounted for as liability-classified awards.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 3, 2021	$—
Granted	218
Cancelled	(42)
Change in fair value	8
Outstanding at January 2, 2022	184
Granted	168
Vested and paid in cash	(41)
Cancelled	(41)
Change in fair value	23
Outstanding at January 1, 2023	$293
Estimated liability as of January 1, 2023 (included in accrued liabilities)	$36

We recognized share-based compensation expense of $67 million and $11 million in 2022 and 2021, respectively. As of January 1, 2023, approximately $257 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 3.1 years.

In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of January 1, 2023, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the consolidated financial statements to-date. We assess the probability of achieving the performance conditions associated with the award on a quarterly basis at each reporting period.

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

Approximately 0.3 million shares during 2022 and approximately 0.2 million shares during each of the years 2021 and 2020 were issued under the ESPP. As of January 1, 2023 and January 2, 2022, there were approximately 12.8 million and 13.1 million shares available for issuance under the ESPP, respectively.

Share Repurchases

We did not repurchase any shares during 2022 or 2021. During 2020, we repurchased approximately 2.3 million shares for $735 million. As of January 1, 2023, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our consolidated statements of operations was as follows:

In millions	2022	2021	2020
Cost of product revenue	$26	$23	$21
Cost of service and other revenue	6	4	4
Research and development	153	276	74
Selling, general and administrative	181	638	95
Share-based compensation expense, before taxes	366	941	194
Related income tax benefits	(83)	(64)	(43)
Share-based compensation expense, net of taxes	$283	$877	$151

In connection with the acquisition of GRAIL, we recognized share-based compensation expense of $615 million in 2021 related to the fair value of accelerated equity awards attributable to the post-combination period, of which $167 million was recorded in research and development expense and $448 million in selling, general and administrative expense. We also recognized $10 million and $24 million of expense in 2022 and 2021, respectively, related to the replacement awards.

In February 2021, we modified the metrics and reduced the maximum potential payouts for our performance stock units granted in 2019 and 2020, which vested at the end of the three-year periods ended January 2, 2022 and January 1, 2023, respectively. The modifications affected 52 employees with units granted in 2019, which resulted in total incremental share-based compensation cost of approximately $41 million, and 72 employees with units granted in 2020, which resulted in total incremental share-based compensation cost of approximately $65 million.

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

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

	2022	2021	2020
Risk-free interest rate	0.06% - 2.98%	0.06% - 0.12%	0.11% - 2.04%
Expected volatility	37% - 51%	37% - 47%	30% - 45%
Expected term	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$50.22	$134.47	$75.57

As of January 1, 2023, approximately $486 million of total unrecognized compensation cost related to restricted stock, stock options and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.4 years.

7. SUPPLEMENTAL BALANCE SHEET AND STATEMENT OF OPERATIONS DETAILS
Accounts Receivable

In millions	January 1, 2023	January 2, 2022
Trade accounts receivable, gross	$675	$651
Allowance for credit losses	(4)	(3)
Total accounts receivable, net	$671	$648

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

In millions	January 1, 2023	January 2, 2022
Raw materials	$247	$144
Work in process	386	333
Finished goods	28	32
Inventory, gross	661	509
Inventory reserve	(93)	(78)
Total inventory, net	$568	$431

Property and Equipment

In millions	January 1, 2023	January 2, 2022
Leasehold improvements	$759	$724
Machinery and equipment	644	513
Computer hardware and software	424	377
Furniture and fixtures	50	49
Buildings	44	44
Construction in progress	132	113
Total property and equipment, gross	2,053	1,820
Accumulated depreciation	(962)	(796)
Total property and equipment, net	$1,091	$1,024

Property and equipment, net included non-cash expenditures of $16 million, $17 million and $22 million in 2022, 2021, and 2020, respectively, which were excluded from the consolidated statements of cash flows.

Accrued Liabilities

In millions	January 1, 2023	January 2, 2022
Legal contingencies(1)	$473	$—
Contract liabilities, current portion	245	234
Accrued compensation expenses	188	241
Accrued taxes payable	97	98
Operating lease liabilities, current portion	76	71
Liability-classified equity incentive awards	36	11
Other, including warranties(2)	117	106
Total accrued liabilities	$1,232	$761
_____________
(1)See note “8. Legal Proceedings” for additional details.
(2)See table below for changes in the reserve for product warranties.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the reserve for product warranties were as follows:

In millions
Balance as of December 29, 2019	$14
Additions charged to cost of product revenue	20
Repairs and replacements	(21)
Balance as of January 3, 2021	13
Additions charged to cost of product revenue	33
Repairs and replacements	(24)
Balance as of January 2, 2022	22
Additions charged to cost of product revenue	23
Repairs and replacements	(27)
Balance as of January 1, 2023	$18

Other (Expense) Income, Net

In millions	2022	2021	2020
Gain on previously held investment in GRAIL	$—	$899	$—
Gain on exchange of GRAIL contingent value rights	—	86	—
(Loss) gain on Helix contingent value right	(7)	30	7
Gain (loss) on derivative assets related to terminated acquisition	—	26	(25)
(Losses) gains on strategic investments, net	(122)	18	291
Other	(13)	9	11
Other (expense) income, net	$(142)	$1,068	$284

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisition of GRAIL
On March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. The appeal was fully briefed as of November 10, 2022 and oral argument occurred on December 13, 2022. A decision from the full FTC is pending. We intend to continue to vigorously defend against the FTC action.

On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction. On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction under the EU Merger Regulation to review the acquisition. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union asking for annulment of the EU General Court’s decision.

On October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order). As the Initial Interim Measures Order was set to expire on November 3, 2022, the European Commission adopted a new order imposing interim measures (the New Interim Measures Order) on October 28, 2022. On December 1, 2021, we filed an action with the EU General Court asking for annulment of the Initial Interim Measures Order. The hearing of that application has been stayed pending our appeal of the judgment of the EU General Court regarding the European Commission’s assertion of jurisdiction. On January 10, 2023, we filed an action with the EU General Court asking for annulment of the New Interim Measures Order.

On September 6, 2022, the European Commission announced that it had completed its Phase II review of the acquisition of GRAIL and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. On November 17, 2022, we filed an action with the EU General Court asking for annulment of the Prohibition Decision.

On December 5, 2022, the European Commission issued a Statement of Objections informing Illumina of the order it intends to adopt requiring us (among other things) to divest GRAIL (the EC Divestment Decision). We filed our response to the Statement of Objections on January 16, 2023. Neither the Prohibition Decision nor such public statements indicate when any such EC Divestment Decision may be adopted. We intend to appeal any EC Divestment Decision (if and when adopted by the European Commission) and, if necessary, to seek interim relief suspending the divestment of GRAIL until the final determination of these appeals.
Additionally, as a result of our decision to proceed with the completion of the acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues in Q1 2023. On July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing our acquisition of GRAIL. As a result, we have accrued $458 million, included in accrued liabilities, as of January 1, 2023, which represents 10% of our consolidated annual revenues for fiscal year 2022 in accordance with ASC 450, Contingencies.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BGI Genomics Co. Ltd. and its Affiliates
As previously disclosed, we were engaged in litigation in various U.S. jurisdictions with BGI Genomics Co. Ltd (BGI) and certain of its affiliates, including Complete Genomics, Inc. (CGI) since June of 2019. On July 14, 2022, we entered into a Settlement and License Agreement with BGI and CGI (the “Agreement”). The Agreement resolves all claims in Complete Genomics, Inc. v. Illumina, Inc., Case No. C.A. No. 19-970-MN (D. Del.). The Agreement also resolves all claims in Illumina, Inc. and Illumina Cambridge Ltd. v. BGI Genomics Co., Ltd., BGI Americas Corp., MGI Tech Co., Ltd., MGI Americas Inc., and Complete Genomics, Inc., Case No. 3:19-cv-03770-WHO (N.D. Cal.) and Illumina, Inc. and Illumina Cambridge Ltd. v. BGI Genomics Co., Ltd., BGI Americas Corp., MGI Tech Co., Ltd., MGI Americas Inc., and Complete Genomics, Inc., Case No. 3:20-cv-01465-WHO (N.D. Cal.), as well as related Appeal Nos. 2022-1733, 2022-1735 and 2022-1742, 2022-1743 pending in the United States Court of Appeals for the Federal Circuit, with the exception that the permanent injunction entered on April 11, 2022 against BGI remained in effect with a revised expiration date of January 1, 2023, with respect to BGI’s StandardMPS chemistry. The Agreement further resolves all antitrust claims against us in Complete Genomics, Inc., BGI Americas Corp. and MGI Americas, Inc. v. Illumina, Inc. and Illumina Cambridge Ltd., Case No. 21-cv-00217 (N.D. Cal.) and that complaint was dismissed with prejudice. Pursuant to the terms of the Agreement, the Company agreed to pay CGI a one-time payment of $325 million, with the parties agreeing that the judgment against BGI and the judgment against the Company in the above-referenced litigations are satisfied in total. In addition, the Company received from BGI a fully paid-up license to U.S. Patent Nos. 8,617,811, 9,222,132, 9,523,125, 10,662,473, 11,098,356 and 11,214,832, U.S. Patent Application Nos. 61/024,396, 61/024,110, 16/882,461, 17/407,935 and 17/523,706, and U.S. patents and patent applications related to each of the foregoing U.S. patents and patent applications until their expiration (“the 2-channel technology patents”). Our license allows the Company to use the 2-channel technology in all its current and future platforms with no additional royalties owed. BGI received from us a fully paid-up license to U.S. Patent Nos. 9,217,178, 9,303,290 and 9,970,055 (“the image mix patents”) and U.S. patents and applications related to each of the foregoing U.S. patents until their expiration. The parties agreed to a litigation standstill for patent and antitrust actions in the United States and its territories until October 1, 2025, as set forth in the Agreement. The standstill does not apply to the parties’ patents or patent applications related to non-invasive prenatal testing, nor to any intellectual property of Grail, LLC, related to multi-cancer early detection. None of the parties make any admission of liability in entering into the Agreement.
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
On July 20, 2021, the Company filed Petitions for Inter Partes Review (IPR) of the ‘277 and ‘720 patents-in-suit with the US Patent Trial and Appeal Board seeking to invalidate certain claims of the patents (PTAB) (IPR2021-01272 and IPR2021-01271). On January 26, 2022, the PTAB instituted the IPRs. On January 25, 2023, the PTAB issued Final Written Decisions in the IPRs that no challenged claim was unpatentable due to anticipation or obviousness.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 1, 2022, the District Court granted the Company’s motion to stay the litigation pending resolution of the IPRs. The Company intends to vigorously defend against RavGen’s claims.
In parallel, on December 15, 2020, the Company requested Streck, Inc. to indemnify the Company in the RavGen litigation. On January 6, 2021, Streck responded, denying any obligation to indemnify the Company. Streck also requested that the Company stay its indemnification request pending resolution of the underlying patent infringement suit. The Company and Streck executed a tolling agreement effective April 2, 2021, staying the Company’s indemnification claim pending resolution of the underlying patent suit.
While we cannot estimate a possible loss, if any, that may result from RavGen’s claims against us, as of January 1, 2023, we have accrued an estimate at the low end of a possible range of loss.

9. INCOME TAXES
(Loss) income before income taxes summarized by region was as follows:

In millions	2022	2021	2020
United States	$(4,942)	$(115)	$313
Foreign	606	999	543
Total (loss) income before income taxes	$(4,336)	$884	$856

The provision for income taxes consisted of the following:

In millions	2022	2021	2020
Current:
Federal	$(11)	$54	$25
State	27	37	13
Foreign	75	107	45
Total current provision	91	198	83
Deferred:
Federal	40	(50)	30
State	(47)	(23)	94
Foreign	(16)	(3)	(7)
Total deferred (benefit) expense	(23)	(76)	117
Total tax provision	$68	$122	$200

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) income before taxes as follows:

In millions	2022	2021	2020
Tax at federal statutory rate	$(911)	$186	$180
State, net of federal benefit	(9)	13	19
Research and other credits	(46)	(23)	(19)
Change in valuation allowance	62	33	69
Impact of R&D expense capitalization	87	—	—
Impact of net operating losses on GILTI and foreign tax credits	60	—	—
Impact of foreign operations	(81)	(80)	(47)
Impact of foreign derived intangible income (FDII) deduction	(1)	(12)	(11)
Cost sharing adjustment	(3)	—	28
Stock compensation	20	(10)	(18)
Officer compensation	4	13	7
Accrual of potential fine	96	—	—
Goodwill impairment	822	—	—
Impact of acquisition related items	(27)	(16)	—
Other	(5)	18	(8)
Total tax provision	$68	$122	$200

We have elected to account for the global intangible low-taxed income (GILTI) as a period cost in our consolidated financial statements.

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 21%. The most significant tax benefits from foreign operations were from our earnings in Singapore and the United Kingdom, which had statutory tax rates of 17% and 19%, respectively, in 2022. The impact of foreign operations also includes the impact of GILTI and the U.S. foreign tax credit impact of non-U.S. earnings before the tax impact of net operating losses, and uncertain tax positions related to foreign items.

The impact of R&D expense capitalization is primarily the tax impact of capitalizing research and development expenses for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act, on GILTI and the utilization of the U.S. foreign tax credits.

The impact of net operating losses on GILTI and foreign tax credits is primarily the tax impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits.

The impact of acquisition related items includes the tax impact of the gain on our previously held investment in GRAIL, acquisition related compensation, continuation payments, transaction costs, and changes to the contingent value rights associated with the GRAIL acquisition.

On June 22, 2020, the Supreme Court denied petition for certiorari for Altera Corporation v. Commissioner. This effectively means the Ninth Circuit decision that stock-based compensation must be included in intercompany cost sharing is final. As a result, tax expense of $28 million was recorded in 2020. A tax benefit of $3 million was recorded in 2022 due to the reversal of tax expense recorded in prior years after closure of an audit.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of deferred tax assets and liabilities were as follows:

In millions	January 1, 2023	January 2, 2022
Deferred tax assets:
Net operating losses	$408	$513
Tax credits	157	128
Other accruals and reserves	40	39
Stock compensation	20	23
Capitalized U.S. R&D expenses	97	—
Other amortization	247	225
Operating lease liabilities	156	173
Investments	5	—
Other	38	36
Total gross deferred tax assets	1,168	1,137
Valuation allowance on deferred tax assets	(203)	(134)
Total deferred tax assets	965	1,003
Deferred tax liabilities:
Purchased intangible amortization	(800)	(828)
Convertible debt	—	(11)
Property and equipment	(11)	(21)
Operating lease right-of-use assets	(112)	(129)
Investments	—	(29)
Other	(18)	(12)
Total deferred tax liabilities	(941)	(1,030)
Deferred tax assets (liabilities), net	$24	$(27)

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including operating results and forecasted ranges of future taxable income. Based on the available evidence as of January 1, 2023, we were not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $203 million was recorded against certain U.S. and foreign deferred tax assets, of which $7 million was recorded as an adjustment to goodwill as a result of acquisitions that occurred in 2022 and 2021.

As of January 1, 2023, we had net operating loss carryforwards for federal and state tax purposes of $1,162 million and $1,488 million, respectively, which will begin to expire in 2023 and 2029, respectively, unless utilized prior. We also had federal and state tax credit carryforwards of $65 million and $198 million, which will begin to expire in 2032 and 2027, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of January 1, 2023 are net of any previous limitations due to Section 382 and 383.

Our manufacturing operations in Singapore operate under various tax holidays and incentives, a portion of which begin to expire in 2023. These tax holidays and incentives resulted in a $56 million, $82 million, and $30 million decrease to the provision for income taxes in 2022, 2021, and 2020, respectively. These tax holidays and incentives resulted in an increase in diluted (loss) earnings per share of $0.35, $0.55, and $0.20, in 2022, 2021, and 2020, respectively.

As of January 1, 2023, we asserted that $1,210 million of foreign earnings would not be indefinitely reinvested, and accordingly, recorded a deferred tax liability of $19 million.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gross amount of our uncertain tax positions:

In millions	January 1, 2023	January 2, 2022	January 3, 2021
Balance at beginning of year	$131	$80	$79
Increases related to prior year tax positions	12	19	2
Decreases related to prior year tax positions	(3)	(1)	—
Increases related to current year tax positions	42	39	12
Decreases related to lapse of statute of limitations	(29)	(6)	(13)
Balance at end of year	$153	$131	$80

Included in the balance of uncertain tax positions as of January 1, 2023 and January 2, 2022, was $124 million and $111 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. We recognized income of $3 million in 2022, expense of $1 million in 2021, and income of $1 million in 2020, related to potential interest and penalties on uncertain tax positions. We recorded a liability for potential interest and penalties of $3 million and $7 million as of January 1, 2023 and January 2, 2022, respectively.

Tax years 1997 to 2021 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. The Internal Revenue Service completed an examination of the U.S. Corporation Income Tax Returns for tax years 2017, 2018, and 2020. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. Due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

10. EMPLOYEE BENEFIT PLANS
Retirement Plan

We have a 401(k) savings plan covering substantially all of our employees in the United States. Our contributions to the plan are discretionary. During 2022, 2021, and 2020, we made matching contributions of $30 million, $26 million, and $22 million, respectively.

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

We also established a rabbi trust for the benefit of the participants under the Plan and have included the assets of the rabbi trust in the consolidated balance sheets. As of January 1, 2023 and January 2, 2022, the assets of the trust were $52 million and $60 million, respectively, and our liabilities were $51 million and $56 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other (expense) income, net in the consolidated statements of operations, and changes in the values of the deferred compensation liabilities are recorded in cost of revenue or operating expenses.

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

GRAIL:

GRAIL is a healthcare company focused on early detection of multiple cancers.

In millions	2022	2021	2020
Revenue:
Core Illumina	$4,553	$4,519	$3,239
GRAIL	55	12	—
Eliminations	(24)	(5)	—
Consolidated revenue	$4,584	$4,526	$3,239

Depreciation and amortization:
Core Illumina	$240	$200	$187
GRAIL	154	51	—
Consolidated depreciation and amortization	$394	$251	$187

Income (loss) from operations:
Core Illumina	$481	$808	$580
GRAIL	(4,657)	(931)	—
Eliminations	(3)	—	—
Consolidated (loss) income from operations	$(4,179)	$(123)	$580

Total other (expense) income, net primarily relates to Core Illumina, and we do not allocate income taxes to our segments.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In millions	January 1, 2023	January 2, 2022	January 3, 2021
Total assets:
Core Illumina	$5,755	$5,571	$7,585
GRAIL	6,505	9,649	—
Eliminations	(8)	(3)	—
Consolidated total assets	$12,252	$15,217	$7,585

Capital expenditures:
Core Illumina	$262	$201	$189
GRAIL	24	8	—
Eliminations	—	(1)	—
Consolidated capital expenditures	$286	$208	$189

Geographic Data

Net long-lived assets, consisting of property and equipment and operating lease right-of-use assets, by region, were as follows:

In millions	January 1, 2023	January 2, 2022
United States	$1,237	$1,281
Singapore	290	218
United Kingdom	149	146
Other countries	68	51
Total net long-lived assets	$1,744	$1,696
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

During the fourth quarter of 2022, we continued to monitor and evaluate the design and operating effectiveness of key controls, including the impact of the COVID-19 pandemic on our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of January 1, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 1, 2023. The effectiveness of our internal control over financial reporting as of January 1, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Illumina, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Illumina, Inc.’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Illumina, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Illumina, Inc. as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2023, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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
February 17, 2023

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

Executive Officers

Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

Corporate Governance

Section 16(a) of the Exchange Act

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

Audit Committee Financial Expert

Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

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

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2023.

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

Index to Exhibits

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC and GRAIL, Inc.	8-K	001-35406	2.1	9/21/2020
2.2	Amendment, dated as of February 5, 2021 to the Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC, and GRAIL, Inc.	8-K	001-35406	2.1	2/5/2021
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-35406	3.1	8/11/2022
3.2	Amended and Restated Bylaws	8-K	001-35406	3.1	2/7/2023
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0% Convertible Senior Notes due 2023, dated as of August 21, 2018, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	8/21/2018
4.3	Description of Illumina, Inc.’s securities registered pursuant to Section 12 of the Exchange Act of 1934	10-K	001-35406	4.5	2/17/2021
4.4	Indenture related to the 0.55% notes due 2023 and 2.55% notes due 2031 dated as of March 12, 2021, between Illumina and U.S. Bank National Association, as trustee.	S-3	333-54195	4.6	3/12/2021
4.5	Form of Officer’s Certificate setting forth the terms and forms of the 2023 Notes and 2031 Notes.	8-K	001-35406	4.2	3/22/2021
4.6	Contingent Value Rights Agreement by and among Illumina, Inc., Computershare Trust Company, N.A., as Trustee and Shareholder Representative Services LLC dated as of August 18, 2021	8-K	001-35406	4.1	8/18/2021
4.7	Form of Officer’s Certificate setting forth the terms and forms of the 2025 Notes and 2027 Notes	8-K	001-35406	4.2	12/13/2022
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.3	2000 Employee Stock Purchase Plan, as amended and restated through April 29, 2020	10-Q	001-35406	10.4	8/7/2020
+10.4	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.5	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.6	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007

+10.7	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.8	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.9	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.10	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
+10.11	Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.1	2/7/2023
+10.12	Form of Restricted Stock Unit Agreement for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.4	2/7/2023
+10.13	Form of Performance Stock Unit Agreement (Relative TSR) for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.2	2/7/2023
+10.14	Form of Performance Stock Unit Agreement (Adjusted EPS) for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.3	2/7/2023
+10.15	Form of Option Agreement for Employees Under 2015 Stock and Incentive Plan					X
10.16	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.17	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.18	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.19	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.20	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
10.21	Amended and Restated Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.18	2/13/2018
+10.22	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.23	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015
10.24	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015

10.25	First Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 21, 2016	10-K	001-35406	10.22	2/13/2018
10.26	Second Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 17, 2017	10-K	001-35406	10.23	2/13/2018
10.27	Third Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of August 28, 2017 (with certain confidential portions omitted)	10-K	001-35406	10.24	2/13/2018
10.28	Fourth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of March 15, 2018	10-K	001-35406	10.25	2/11/2020
10.29	Fifth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 12, 2019 (with certain confidential portions omitted)	10-K	001-35406	10.25	2/11/2020
10.30	Sixth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of May 8, 2020 (with certain confidential portions omitted)	10-Q	001-35406	10.1	10/30/2020
10.31	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.32	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015	10-K	001-35406	10.29	3/2/2016
10.33	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016	10-K	001-35406	10.30	3/2/2016
10.34	Fourth Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated April 14, 2016	10-K	001-35406	10.28	2/14/2017
10.35	Second Amendment to Lease between BMR-Lincoln Center LP and Illumina dated August 15, 2016	10-K	001-35406	10.29	2/14/2017
10.36	Deed of Variation to the Agreement for Lease between Granta Park Jco 1 Limited and Illumina dated October 24, 2016	10-K	001-35406	10.30	2/14/2017
10.37	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina dated January 18, 2018	10-Q	001-35406	10.10	4/25/2018
10.38	Selling Investor Support Agreement dated as of September 20, 2020, among Illumina, Inc. and each of the stockholders party thereto*	8-K	001-35406	10.01	9/21/2020
10.39+	Form of Insurance Matters Agreement	10-Q	001-35406	10.1	11/5/2021
10.40	Credit Agreement, dated as of January 4, 2023, among the Company, as the borrower, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, an issuing bank and the swingline lender, and the other issuing banks from time to time party thereto	8-K	001-35406	10.1	1/4/2023

10.41	Underwriting Agreement, dated November 29, 2022, between the Company and Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein.	8-K	001-35406	1.1	12/13/2022
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Joydeep Goswami pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Joydeep Goswami pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
_______________________________________

+	Management contract or corporate plan or arrangement
Supplemental Information

No Annual Report to stockholders or proxy materials has been furnished to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders after the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

FORM 10-K CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2023.

ILLUMINA, INC.

By	/s/ FRANCIS A. DESOUZA
Francis A. deSouza Chief Executive Officer

February 17, 2023
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Francis A. deSouza and Joydeep Goswami, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his, or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANCIS A. DESOUZA	Chief Executive Officer, Director (Principal Executive Officer)	February 17, 2023
Francis A. deSouza

/s/ JOYDEEP GOSWAMI	Chief Financial Officer, Chief Strategy and Corporate Development Officer (Principal Financial Officer)	February 17, 2023
Joydeep Goswami

/s/ SCOTT ERICKSEN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2023
Scott Ericksen

/s/ JOHN W. THOMPSON	Chairman of the Board of Directors	February 17, 2023
John W. Thompson

/s/ FRANCES ARNOLD	Director	February 17, 2023
Frances Arnold, Ph.D.

/s/ CAROLINE D. DORSA	Director	February 17, 2023
Caroline D. Dorsa

/s/ ROBERT S. EPSTEIN	Director	February 17, 2023
Robert S. Epstein, M.D.

/s/ SCOTT GOTTLIEB	Director	February 17, 2023
Scott Gottlieb, M.D.

/s/ GARY S. GUTHART	Director	February 17, 2023
Gary S. Guthart, Ph.D.

/s/ PHILIP W. SCHILLER	Director	February 17, 2023
Philip W. Schiller

/s/ SUSAN E. SIEGEL	Director	February 17, 2023
Susan E. Siegel