Form 10-Q
period 2023-04-02
ILLUMINA, INC.
filed 2023-05-05
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 2, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 28, 2023, there were 158.1 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 2, 2023

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
•the opinion and order issued by the FTC on March 31, 2023 (the FTC Order), requiring us to divest GRAIL and to hold GRAIL separate through the completion of the divestiture; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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

•risks and uncertainties regarding the legal and regulatory proceedings, including the failure to obtain or delays in obtaining the required regulatory approvals or clearances including for any potential divestiture of GRAIL, any appeals relating to our acquisition of GRAIL and our ability to achieve the expected benefits of such acquisition and other actions that have been or may be taken or pursued by the European Commission, the FTC and/or other governmental or regulatory authorities in connection with such acquisition;
•the interim measures order and hold separate order imposed by the European Commission, the duration and impact of such order on Illumina and GRAIL, which impact may include material and adverse effects on benefits we expect to achieve as a result of the acquisition of GRAIL, additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations;
•our compliance with the terms of the interim measures order imposed by the European Commission, which is monitored by an appointed monitoring trustee, and which is burdensome to implement and administer, and the risk that the European Commission could impose or seek to impose fines and other penalties for alleged noncompliance with such terms;
•the anticipated EC Divestment Decision requiring us to divest GRAIL, the terms and conditions thereof (including with respect to a divestiture of GRAIL), and the timing of and the risks, costs and business disruptions (including the diversion of management’s attention) associated with any such divestiture, the announcement, pendency or implementation thereof or any associated legal or regulatory proceedings or obligations, and other uncertainties related to our compliance (or ability to comply) with the EC Divestment Decision;
•the FTC Order, which may adversely affect us and our business, including current plans and operations, financial condition and results of operations, requiring us to divest GRAIL and to hold GRAIL separate through the completion of the divestiture, the terms and conditions thereof (including with respect to a divestiture of GRAIL), and the timing of and the risks, costs and business disruptions (including the diversion of management’s attention) associated with such divestiture and/or any related appeals, the announcement, pendency or implementation thereof or any associated legal or regulatory proceedings or obligations, including any related appeals, and other uncertainties related to our compliance (or ability to comply) with the FTC Order, which may adversely affect us and our business, including current plans and operations, financial condition and results of operations;
•our potential inability to comply with any of the Prohibition Decision, the EC Divestment Decision and the FTC Order, and the risks, costs, potential negative effect on the market price of our common stock and business disruptions associated therewith;
•risks associated with third-party contracts or other agreements containing provisions that might be implicated by any divestiture of GRAIL, including our obligations with respect to contingent value rights (the CVRs) issued by us in connection with the GRAIL acquisition and the risk that we will be unable to fully discharge such obligations in connection with a divestiture of GRAIL, that a divestiture will result in a change in obligor on the CVRs and/or of other consequences related thereto, which may adversely affect us and our business and/or the market value of the CVRs;
•the risk of adverse effects resulting from additional potential litigation associated with the acquisition of GRAIL, such as additional legal, financial advisory, regulatory and other professional services fees;
•the risk of additional litigation arising against us in connection with the GRAIL acquisition;
•the assumptions underlying our critical accounting policies and estimates;
•our assessments and estimates that determine our effective tax rate;
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, COVID-19 pandemic mitigation measures, or armed conflict; and

•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	April 2, 2023	January 1, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,494	$2,011
Short-term investments	24	26
Accounts receivable, net	665	671
Inventory, net	586	568
Prepaid expenses and other current assets	403	285
Total current assets	3,172	3,561
Property and equipment, net	1,082	1,091
Operating lease right-of-use assets	658	653
Goodwill	3,239	3,239
Intangible assets, net	3,237	3,285
Other assets	423	423
Total assets	$11,811	$12,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$293
Accrued liabilities	1,239	1,232
Term notes, current portion	—	500
Convertible senior notes, current portion	749	748
Total current liabilities	2,230	2,773
Operating lease liabilities	747	744
Term notes	1,487	1,487
Other long-term liabilities	654	649
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	9,311	9,207
Accumulated other comprehensive (loss) income	(1)	3
Retained earnings	1,145	1,142
Treasury stock, at cost	(3,764)	(3,755)
Total stockholders’ equity	6,693	6,599
Total liabilities and stockholders’ equity	$11,811	$12,252

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	April 2, 2023	April 3, 2022
Revenue:
Product revenue	$922	$1,070
Service and other revenue	165	153
Total revenue	1,087	1,223
Cost of revenue:
Cost of product revenue	285	299
Cost of service and other revenue	99	69
Amortization of acquired intangible assets	48	40
Total cost of revenue	432	408
Gross profit	655	815
Operating expense:
Research and development	341	323
Selling, general and administrative	378	308
Total operating expense	719	631
(Loss) income from operations	(64)	184
Other income (expense):
Interest income	17	—
Interest expense	(20)	(6)
Other expense, net	(11)	(38)
Total other expense, net	(14)	(44)
(Loss) income before income taxes	(78)	140
(Benefit) provision for income taxes	(81)	54
Net income	$3	$86
Earnings per share:
Basic	$0.02	$0.55
Diluted	$0.02	$0.55
Shares used in computing earnings per share:
Basic	158	157
Diluted	158	159
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net income	$3	$86
Unrealized (loss) gain on cash flow hedges, net of deferred tax	(4)	1
Total comprehensive (loss) income	$(1)	$87

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity
Balance as of January 2, 2022	197	$2	$8,938	$17	$5,485	(40)	$(3,702)	$10,740
Net income	—	—	—	—	86	—	—	86
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	1	—	—	—	1
Issuance of common stock, net of repurchases	—	—	33	—	—	—	(12)	21
Share-based compensation	—	—	79	—	—	—	—	79
Cumulative-effect adjustment from adoption of ASU 2020-06, net of deferred tax	—	—	(93)	—	61	—	—	(32)
Balance as of April 3, 2022	197	2	8,957	18	5,632	(40)	(3,714)	10,895
Net loss	—	—	—	—	(535)	—	—	(535)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	12	—	—	—	12
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(4)	(4)
Share-based compensation	—	—	76	—	—	—	—	76
Balance as of July 3, 2022	197	2	9,033	30	5,097	(40)	(3,718)	10,444
Net loss	—	—	—	—	(3,816)	—	—	(3,816)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	9	—	—	—	9
Issuance of common stock, net of repurchases	—	—	30	—	—	—	(2)	28
Share-based compensation	—	—	66	—	—	—	—	66
Balance as of October 2, 2022	197	2	9,129	39	1,281	(40)	(3,720)	6,731
Net loss	—	—	—	—	(139)	—	—	(139)
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(36)	—	—	—	(36)
Issuance of common stock, net of repurchases	1	—	—	—	—	—	(35)	(35)
Share-based compensation	—	—	78	—	—	—	—	78
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599
Net income	—	—	—	—	3	—	—	3
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(4)	—	—	—	(4)
Issuance of common stock, net of repurchases	—	—	37	—	—	—	(9)	28
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of April 2, 2023	198	$2	$9,311	$(1)	$1,145	(40)	$(3,764)	$6,693

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net income	$3	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	57	50
Amortization of intangible assets	50	41
Share-based compensation expense	93	92
Deferred income taxes	(17)	(21)
Net losses on strategic investments	16	44
Gain on Helix contingent value right	(3)	(5)
Change in fair value of contingent consideration liabilities	(1)	(49)
Other	7	(1)
Changes in operating assets and liabilities:
Accounts receivable	1	31
Inventory	(18)	(34)
Prepaid expenses and other current assets	(17)	11
Operating lease right-of-use assets and liabilities, net	(5)	(3)
Other assets	2	6
Accounts payable	(46)	(39)
Accrued liabilities	(123)	(45)
Other long-term liabilities	11	8
Net cash provided by operating activities	10	172
Cash flows from investing activities:
Purchases of property and equipment	(52)	(61)
Purchases of strategic investments	(3)	(13)
Cash paid for intangible asset	(1)	—
Net cash used in investing activities	(56)	(74)
Cash flows from financing activities:
Debt issuance costs paid for credit facility	(1)	—
Payments on term notes	(500)	—
Taxes paid related to net share settlement of equity awards	(9)	(12)
Proceeds from issuance of common stock	37	33
Net cash (used in) provided by financing activities	(473)	21
Effect of exchange rate changes on cash and cash equivalents	2	—
Net (decrease) increase in cash and cash equivalents	(517)	119
Cash and cash equivalents at beginning of period	2,011	1,232
Cash and cash equivalents at end of period	$1,494	$1,351

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
On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is subject to ongoing legal proceedings and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to interim measures ordered by the European Commission, which prohibited our acquisition of GRAIL on September 6, 2022. GRAIL is a separate reportable segment. Refer to note “7. Legal Proceedings” and note “9. Segment Information,” respectively, for additional details.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2023, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Though the COVID-19 pandemic, the armed conflict between Russia and Ukraine, and macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to form our critical accounting estimates. Actual results could differ from those estimates.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q1 2023 and Q1 2022 refer to the three months ended April 2, 2023 and April 3, 2022, respectively, which were both 13 weeks.

Significant Accounting Policies
During Q1 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
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
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

In millions	Q1 2023	Q1 2022
Weighted average shares outstanding	158	157
Effect of potentially dilutive common shares from:
Convertible senior notes	—	2
Weighted average shares used in calculating diluted earnings per share	158	159

Antidilutive shares:
Convertible senior notes	2	—
Equity awards	1	—
Potentially dilutive shares excluded from calculation due to antidilutive effect	3	—

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
Revenue by Source

	Q1 2023			Q1 2022
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$686	$78	$764	$778	$75	$853
Instruments	152	6	158	211	6	217
Total product revenue	838	84	922	989	81	1,070
Service and other revenue	138	27	165	120	33	153
Total revenue	$976	$111	$1,087	$1,109	$114	$1,223

Revenue by Geographic Area

Based on region of destination (in millions)	Q1 2023	Q1 2022(1)
Americas	$616	$648
Europe	261	286
Greater China(2)	91	127
Asia-Pacific, Middle East, and Africa(3)	119	162
Total revenue	$1,087	$1,223
_____________
(1)We implemented a new global commercial structure in Q1 2023 to improve operating efficiencies and better align with local markets. We integrated Asia-Pacific and Japan with emerging markets across the Middle East, Turkey, and Commonwealth of Independent States (CIS). Beginning in Q1 2023 and going forward, we will report regional results for the following regions: Americas, Europe, Greater China, and Asia-Pacific, Middle East and Africa (AMEA). Prior period amounts have been reclassified to conform to this new presentation.
(2)Region includes revenue from China, Taiwan, and Hong Kong.
(3)Region includes revenue from Russia and Turkey.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of April 2, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,133 million, of which approximately 88% is expected to be converted to revenue in the next twelve months, approximately 6% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $17 million as of April 2, 2023 and January 1, 2023 and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of April 2, 2023 and January 1, 2023 were $324 million and $308 million, respectively, of which the short-term portions of $258 million and $245 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q1 2023 included $95 million of previously deferred revenue that was included in contract liabilities as of January 1, 2023.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of April 2, 2023 and January 1, 2023, the fair value of our marketable equity securities totaled $24 million and $26 million, respectively.
Net unrealized losses on our marketable equity securities, included in other expense, net, totaled $2 million and $42 million in Q1 2023 and Q1 2022, respectively. There were no sales of our marketable equity securities in Q1 2023 or Q1 2022.
Non-Marketable Equity Securities
As of April 2, 2023 and January 1, 2023, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $28 million.

Revenue recognized from transactions with our strategic investees was $36 million and $30 million for Q1 2023 and Q1 2022, respectively.
Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $7 million and up to $88 million, respectively, remained callable as of April 2, 2023. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $172 million and $183 million as of April 2, 2023 and January 1, 2023, respectively. We recorded unrealized losses of $12 million and $2 million in Q1 2023 and Q1 2022, respectively, in other expense, net.
Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of our contingent value right resulted in unrealized gains of $3 million and $5 million in Q1 2023 and Q1 2022, respectively, which were included in other expense, net.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	April 2, 2023				January 1, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,136	$—	$—	$1,136	$1,642	$—	$—	$1,642
Marketable equity securities	24	—	—	24	26	—	—	26
Helix contingent value right	—	—	61	61	—	—	58	58
Deferred compensation plan assets	—	54	—	54	—	52	—	52
Total assets measured at fair value	$1,160	$54	$61	$1,275	$1,668	$52	$58	$1,778
Liabilities:
Contingent consideration liabilities	$—	$—	$411	$411	$—	$—	$412	$412
Deferred compensation plan liability	—	52	—	52	—	51	—	51
Total liabilities measured at fair value	$—	$52	$411	$463	$—	$51	$412	$463

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
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense in our condensed consolidated statements of operations. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2022 and Q4 2021 were $23 million and $10 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were approximately $217,000 and $97,000 in Q1 2023 and Q1 2022, respectively. Pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments in Q1 2022 were applied to reimburse us for certain expenses. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of our contingent consideration liability related to GRAIL was $411 million and $412 million as of April 2, 2023 and January 1, 2023, respectively, of which $410 million and $411 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities.
Changes in the estimated fair value of our contingent consideration liabilities during Q1 2023 were as follows:

In millions
Balance as of January 1, 2023	$412
Change in estimated fair value	(1)
Balance as of April 2, 2023	$411

4. DEBT
Summary of Term Debt Obligations

In millions	April 2, 2023	January 1, 2023
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2025 Term Notes outstanding	500	500
Principal amount of 2023 Term Notes outstanding	—	500
Unamortized discounts and debt issuance costs	(13)	(13)
Net carrying amount of term notes	1,487	1,987
Less: current portion	—	(500)
Term notes, non-current	$1,487	$1,487
Fair value of term notes outstanding (Level 2)	$1,439	$1,913

Interest expense recognized on our term notes, which included amortization of debt discounts and issuance costs, was $19 million and $4 million in Q1 2023 and Q1 2022, respectively.
0.550% Term Notes due 2023 (2023 Term Notes) and 2.550% Term Notes due 2031 (2031 Term Notes)
In March 2021, we issued $500 million aggregate principal amount of 2023 Term Notes and $500 million aggregate principal amount of 2031 Term Notes. The 2023 Term Notes matured and were repaid in cash on March 23, 2023.
The 2031 Term Notes, which mature on March 23, 2031, accrue interest at a rate of 2.550% per annum, payable semi-annually on March 23 and September 23 of each year. We may redeem for cash all or any portion of the 2031 Term Notes, at our option, at any time prior to maturity. Prior to December 23, 2030, the 2031 Term Notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After December 23, 2030, the notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.
5.800% Term Notes due 2025 (2025 Term Notes) and 5.750% Term Notes due 2027 (2027 Term Notes)
In December 2022, we issued $500 million aggregate principal amount of 2025 Term Notes and $500 million aggregate principal amount of 2027 Term Notes. The 2025 Term Notes, which mature on December 12, 2025, and the 2027 Term Notes, which mature on December 13, 2027, accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually. Interest for the 2025 Term Notes is payable on June 12 and December 12 of each year, beginning on June 12, 2023. Interest for the 2027 Term Notes is payable on June 13 and December 13 of each year, beginning on June 13, 2023.
We may redeem for cash all or any portion of the 2025 or 2027 Term Notes, at our option, at any time prior to maturity. Prior to November 12, 2025 for the 2025 Term Notes and prior to November 13, 2027 for the 2027 Term Notes, the notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After November 12, 2025 for the 2025 Term Notes and after November 13, 2027 for the 2027 Term Notes, the notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.
0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In millions	April 2, 2023	January 1, 2023
Principal amount outstanding	$750	$750
Unamortized debt issuance costs	(1)	(2)
Net carrying amount of convertible senior notes, current portion	$749	$748
Fair value of convertible senior notes outstanding (Level 2)	$734	$726
In August 2018, we issued $750 million aggregate principal amount of 2023 Convertible Notes, which carry no coupon interest and mature on August 15, 2023. The notes were not convertible as of April 2, 2023.
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
Credit Agreement
On January 4, 2023, we entered into a new credit agreement (the Credit Agreement), which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit (the Credit Facility). The proceeds of the loans under the Credit Facility may be used to finance working capital needs and for general corporate purposes. The credit agreement dated as of March 8, 2021 and the commitments thereunder were terminated as of January 4, 2023.
The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Credit Facility at any time without premium or penalty. As of April 2, 2023, there were no borrowings or letters of credit outstanding under the Credit Facility and we were in compliance with all financial and operating covenants.
Any loans under the Credit Facility will have a variable interest rate based on either the term secured overnight financing rate or the alternate base rate, plus an applicable rate that varies with the Company’s debt rating and, in the case of loans bearing interest based on the term secured overnight financing rate, a credit spread adjustment equal to 0.10% per annum. The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions.
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

5. STOCKHOLDERS’ EQUITY
In Q1 2023, our Board of Directors approved an amended and restated version of the 2015 Stock Plan to increase the maximum number of shares authorized for issuance by 8.0 million shares, subject to stockholder approval. As of April 2, 2023, approximately 7.4 million shares remained available for future grants under the 2015 Stock Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 1, 2023	1,611	74	$311.23	$446.74
Awarded	1,933	367	$198.64	$252.24
Vested	(22)	—	$349.82	$—
Cancelled	(76)	(1)	$312.99	$453.00
Outstanding at April 2, 2023	3,446	440	$248.02	$284.31
_____________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.
Liability-Classified RSU
In Q1 2023, we granted RSU that will be settled in cash if stockholder approval to increase our share reserve under the amended and restated 2015 Stock Plan is not obtained. The fair value of a liability-classified award is determined on a quarterly basis, beginning at the grant date until final vesting, and is recognized over the requisite service period of the award, with recognition of a corresponding liability recorded in accrued liabilities in the condensed consolidated balance sheet. Changes in fair value are recognized in share-based compensation expense. Approximately 560,000 liability-classified RSU were outstanding at April 2, 2023. We recognized a liability of $4 million, as of April 2, 2023, and total unrecognized compensation cost was $126 million.
Market-Based PSU
In Q1 2023, we granted PSU with a market condition that vest based on the Company’s relative total shareholder return (rTSR) as compared to a peer group of companies measured over a three-fiscal year performance period. Depending on the actual performance over the measurement period, an award recipient could receive up to 175% of the granted award. The grant date fair value of such awards is estimated using a Monte Carlo simulation, which includes assumptions for expected volatility, risk-free interest rate and dividend yield. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved. As of April 2, 2023, there were approximately 272,000 PSU with a rTSR market condition outstanding.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Options(1)	Weighted-Average Exercise Price
Outstanding at January 1, 2023	187	$319.72	17	$85.54
Exercised	—	$—	(1)	$16.69
Outstanding at April 2, 2023	187	$319.72	16	$87.74
Exercisable at April 2, 2023	52	$292.69	—	$—
_____________

(1)The number of units reflect awards that have been granted and for which it is assumed to be probable that the underlying performance goals will be achieved.

Other Liability-Classified Awards
We grant cash-based equity incentive awards to GRAIL employees. For purposes of valuation and performance measurement of the awards, GRAIL’s stand-alone valuation, as determined by GRAIL using a reasonable calculation and based on advice from independent valuation experts and analyses, is used. The awards generally have terms of four years with equal vesting annually, subject to continued employment through the vesting period.
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 1, 2023	$293
Granted	116
Vested and paid in cash	(16)
Cancelled	(6)
Change in fair value	(9)
Outstanding at April 2, 2023	$378
Estimated liability as of April 2, 2023 (included in accrued liabilities)	$40
We recognized share-based compensation expense of $21 million and $13 million in Q1 2023 and Q1 2022, respectively. As of April 2, 2023, approximately $338 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 3.2 years.
In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of April 2, 2023, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the condensed consolidated financial statements to-date.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During Q1 2023, 0.2 million shares were issued under the ESPP. As of April 2, 2023, there were approximately 12.6 million shares available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during Q1 2023 were as follows:

Risk-free interest rate	0.78% - 4.79%
Expected volatility	41% - 51%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$57.96
Share Repurchases
We did not repurchase any shares during Q1 2023. As of April 2, 2023, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q1 2023	Q1 2022
Cost of product revenue	$6	$6
Cost of service and other revenue	1	1
Research and development	38	36
Selling, general and administrative	48	49
Share-based compensation expense, before taxes	93	92
Related income tax benefits	(21)	(21)
Share-based compensation expense, net of taxes	$72	$71
As of April 2, 2023, approximately $855 million of total unrecognized compensation cost related to restricted stock, including equity and liability-classified RSU and PSU, stock options, including performance stock options, and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.9 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	April 2, 2023	January 1, 2023
Trade accounts receivable, gross	$669	$675
Allowance for credit losses	(4)	(4)
Total accounts receivable, net	$665	$671
Inventory

In millions	April 2, 2023	January 1, 2023
Raw materials	$257	$247
Work in process	404	386
Finished goods	27	28
Inventory, gross	688	661
Inventory reserve	(102)	(93)
Total inventory, net	$586	$568
Accrued Liabilities

In millions	April 2, 2023	January 1, 2023
Legal contingencies(1)	$476	$473
Contract liabilities, current portion	258	245
Accrued compensation expenses	187	188
Accrued taxes payable	74	97
Operating lease liabilities, current portion	79	76
Liability-classified equity incentive awards	44	36
Other, including warranties(2)	121	117
Total accrued liabilities	$1,239	$1,232
_____________
(1)See note “7. Legal Proceedings” for additional details.
(2)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q1 2023	Q1 2022
Balance at beginning of period	$18	$22
Additions charged to cost of product revenue	9	6
Repairs and replacements	(8)	(7)
Balance at end of period	$19	$21
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

Goodwill
Goodwill is reviewed for impairment annually, during the second quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is considered to be impaired if the carrying value of the reporting unit exceeds its fair value. The assumptions used in our impairment analysis are inherently subject to uncertainty and small changes in these assumptions could have a significant impact on the concluded value. As a result of the impairment taken in Q3 2022 for our GRAIL reporting unit, the carrying value of our GRAIL reporting unit now approximates its fair value. As such, changes in our future operating results, cash flows, share price, market capitalization or discount rate, as well as future regulatory decisions and changes related to our GRAIL reporting unit, used when conducting future goodwill impairment tests could affect the estimated fair value of our GRAIL reporting unit and may result in additional goodwill impairment in the future. For example, while we believe the selected discount rate used in Q3 2022 of 22% for the GRAIL reporting unit was appropriate, an increase of 100 basis points in the discount rate would have resulted in additional impairment of approximately $350 million for the GRAIL reporting unit. We will continue to monitor for events occurring or circumstances changing which may suggest that goodwill should be reevaluated. As of April 2, 2023, remaining goodwill allocated to the GRAIL reporting unit was $2,178 million.
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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other expense, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of April 2, 2023, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of April 2, 2023 and January 1, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $451 million and $485 million, respectively.
We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other expense, net. As of April 2, 2023, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of April 2, 2023 and January 1, 2023, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $792 million and $425 million, respectively. We reclassified $2 million and $5 million to revenue in Q1 2023 and Q1 2022, respectively. As of April 2, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $5 million and $8 million, respectively. As of January 1, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $8 million and $6 million, respectively.

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

On March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. The appeal was fully briefed as of November 10, 2022 and oral argument occurred on December 13, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. On April 25, 2023, the Fifth Circuit Court of Appeals granted Illumina’s request for an expedited briefing schedule, pursuant to which Illumina’s brief is due June 5, 2023, the FTC’s opposition brief is due June 26,2023, and Illumina’s reply brief is due July 11, 2023. We intend to continue to vigorously defend against the FTC action.

On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). The European Commission had never solicited referrals to take jurisdiction over an acquisition of a U.S. company that had no revenue in Europe. On April 29, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction. On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction under the EU Merger Regulation to review the acquisition. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union asking for annulment of the EU General Court’s decision.

On October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order). As the Initial Interim Measures Order was set to expire on November 3, 2022, the European Commission adopted a new order imposing interim measures (the New Interim Measures Order) on October 28, 2022. On December 1, 2021, we filed an action with the EU General Court asking for annulment of the Initial Interim Measures Order. The hearing of that application has been stayed pending our appeal of the judgment of the EU General Court regarding the European Commission’s assertion of jurisdiction. On January 10, 2023, we filed an action with the EU General Court asking for annulment of the New Interim Measures Order. On January 20, 2023, the European Commission requested that these proceedings be stayed pending our appeal on jurisdiction. We submitted a filing indicating that we had no objections to the European Commission’s request, and the EU General Court stayed the proceedings on February 21, 2023.

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

On December 5, 2022, the European Commission issued a Statement of Objections informing Illumina of the order it intends to adopt requiring us (among other things) to divest GRAIL (the EC Divestment Decision). We filed our response to the Statement of Objections on January 16, 2023. Neither the Prohibition Decision nor such public statements indicate when any such EC Divestment Decision may be adopted. We may pursue other appeals to the EC Divestment Decision.
Additionally, as a result of our decision to proceed with the completion of the acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues. On July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing our acquisition of GRAIL. As a result, we have accrued $458 million, included in accrued liabilities, as of April 2, 2023, which represents 10% of our consolidated annual revenues for fiscal year 2022 in accordance with ASC 450, Contingencies.
RavGen
On December 3, 2020, RavGen filed a patent infringement suit against the Company claiming the Company’s use of Streck, Inc. sample collection tubes in its Verifi, Verifi Plus, and VeriSeq NIPT and liquid biopsy oncology products infringe U.S. Patent Nos. 7,332,277 and 7,727,720 (RavGen, Inc. v. Illumina, Inc., United States District Court for the District of Delaware, Case No. 1:20-cv-01644-UNA). The patents-in-suit are directed to the use of a sample-stabilizing agent that inhibits the lysis of cells. RavGen requested, among other things, an unspecified amount of damages, an injunction, and reasonable attorneys’ fees. The patents expired March 13, 2023.
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
On April 12, 2023, the Company and RavGen executed a confidential settlement agreement resolving the litigation. Under the settlement, among other terms, the parties denied liability and stipulated to the dismissal of the lawsuit with prejudice.

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
Our effective tax rate was 103.9% in Q1 2023 compared to 38.3% in Q1 2022. The variance from the U.S. federal statutory tax rate of 21% in Q1 2023 was primarily attributable to the $49 million tax impact of research and development expense capitalization for tax purposes, and the $44 million tax impact of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI) and the utilization of U.S. foreign tax credits, respectively. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
As of April 2, 2023 and January 1, 2023, prepaid income taxes included within prepaid expenses and other current assets on the condensed consolidated balance sheets were $220 million and $116 million, respectively. The increase primarily relates to the tax benefit recorded in Q1 2023.

9. SEGMENT INFORMATION
We have two reportable segments, Core Illumina and GRAIL. We report segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (CODM) for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenue and income (loss) from operations. Our CODM does not evaluate our operating segments using discrete asset information. We do not allocate expenses between segments. Core Illumina sells products and provides services to GRAIL, and vice versa, in accordance with contractual agreements between the entities.
Core Illumina: Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of GRAIL.
GRAIL: GRAIL is a healthcare company focused on early detection of multiple cancers.

In millions	Q1 2023	Q1 2022
Revenue:
Core Illumina	$1,076	$1,221
GRAIL	20	10
Eliminations	(9)	(8)
Consolidated revenue	$1,087	$1,223

Income (loss) from operations:
Core Illumina	$142	$362
GRAIL	(204)	(172)
Eliminations	(2)	(6)
Consolidated (loss) income from operations	$(64)	$184
Total other expense, net primarily relates to Core Illumina and we do not allocate income taxes to our segments.

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
Our discussion of our results of operations, financial condition, and cash flow for Q1 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended April 3, 2022.
This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See “Consideration Regarding Forward-Looking Statements” preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Operating results are not necessarily indicative of results that may occur in future periods.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The acquisition is subject to ongoing legal proceedings and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to interim measures ordered by the European Commission, which prohibited our acquisition of GRAIL on September 6, 2022. See note “7. Legal Proceedings” for further details.
We have two reportable segments, Core Illumina and GRAIL. Core Illumina relates to our core operations, excluding the results of GRAIL. See note “9. Segment Information” for additional details.
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
Financial Overview
Since 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions where we sell our products and services and conduct our business operations. In addition, armed conflict between Russia and Ukraine, which began in 2022, and the sanctions imposed by the U.S. and other countries, has impacted our ability to ship products into affected regions and to designated customers. Furthermore, macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to impact our sales and results of operations in 2023, the size and duration of which is significantly uncertain.
Financial highlights for Q1 2023 included the following:
•Revenue decreased 11% in Q1 2023 to $1,087 million compared to $1,223 million in Q1 2022 primarily due to decreases in sequencing consumables revenue and sequencing instruments revenue, partially offset by an increase in service and other revenue. We made our first shipments of our NovaSeq X instrument in Q1 2023. We continue to expect revenue to grow 7% to 10% in 2023 compared to 2022.
•Gross profit as a percentage of revenue (gross margin) was 60.3% in Q1 2023 compared to 66.6% in Q1 2022. The decrease in gross margin was driven primarily by less fixed cost leverage on lower manufacturing volumes and lower instrument margins due to the NovaSeq X launch in Q1 2023. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations was $(64) million in Q1 2023 compared to income from operations of $184 million in Q1 2022. The decrease was primarily due to a decrease of $160 million in gross profit and an increase in operating expense of $88 million. We plan to reduce our annualized run rate expenses by more than $100 million beginning later in 2023 to accelerate progress toward higher margins and create flexibility for further investment in high-growth areas.
•Our effective tax rate was 103.9% in Q1 2023 compared to 38.3% in Q1 2022. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the tax impact of research and development expense capitalization for tax purposes, and the tax impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

•We ended Q1 2023 with cash, cash equivalents, and short-term investments totaling $1.5 billion, of which approximately $506 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q1 2023	Q1 2022
Revenue:
Product revenue	84.8%	87.5%
Service and other revenue	15.2	12.5
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	26.2	24.5
Cost of service and other revenue	9.1	5.6
Amortization of acquired intangible assets	4.4	3.3
Total cost of revenue	39.7	33.4
Gross profit	60.3	66.6
Operating expense:
Research and development	31.4	26.4
Selling, general and administrative	34.8	25.2
Total operating expense	66.1	51.6
(Loss) income from operations	(5.7)	15.0
Other income (expense):
Interest income	1.6	—
Interest expense	(1.8)	(0.5)
Other expense, net	(1.0)	(3.1)
Total other expense, net	(1.3)	(3.6)
(Loss) income before income taxes	(7.1)	11.4
(Benefit) provision for income taxes	(7.5)	4.4
Net income	0.4%	7.0%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q1 2023	Q1 2022	Change	% Change
Core Illumina:
Consumables	$770	$859	$(89)	(10)%
Instruments	160	218	(58)	(27)
Total product revenue	930	1,077	(147)	(14)
Service and other revenue	146	144	2	1
Total Core Illumina revenue	1,076	1,221	(145)	(12)
GRAIL:
Service and other revenue	20	10	10	100
Eliminations	(9)	(8)	(1)	13
Total consolidated revenue	$1,087	$1,223	$(136)	(11)%
The decrease in Core Illumina consumables revenue in Q1 2023 was primarily due to a decrease in sequencing consumables revenue of $92 million driven primarily by lower NovaSeq 6000 consumables pull-through as some of our high throughput customers transition to NovaSeq X, as well as customers managing tighter inventory given the continued impact of challenging macroeconomic factors. Core Illumina instruments revenue decreased in Q1 2023 primarily due to a decrease in sequencing instruments revenue of $58 million driven primarily by fewer shipments of our NovaSeq 6000 high-throughput instrument, given availability of the NovaSeq X, and fewer shipments of our NextSeq 550 mid-throughput instrument, partially offset by shipments of our NovaSeq X instrument that launched in Q1 2023. Core Illumina service and other revenue slightly increased in Q1 2023 primarily due to increased revenue from extended maintenance service contracts on a growing installed base, partially offset by decreases in genotyping services and development and licensing agreements in Q1 2023. Additionally, Core Illumina revenue was adversely impacted by $24 million in Q1 2023 due to unfavorable foreign exchange rate fluctuations, which is net of the amount reclassified to revenue of $2 million in Q1 2023 related to our cash flow hedges.
GRAIL service and other revenue increased $10 million, or 100%, in Q1 2023 primarily due to sales of Galleri.
Gross Margin

Dollars in millions	Q1 2023	Q1 2022	Change	% Change
Gross profit (loss):
Core Illumina	$687	$851	$(164)	(19)%
GRAIL	(25)	(29)	4	(14)
Eliminations	(7)	(7)	—	—
Consolidated gross profit	$655	$815	$(160)	(20)%

Gross margin:
Core Illumina	63.8%	69.7%
GRAIL	*	*
Consolidated gross margin	60.3%	66.6%
________________
*Not meaningful.

The decrease in Core Illumina gross margin in Q1 2023 was driven primarily by less fixed cost leverage on lower manufacturing volumes and lower instrument margins due to the NovaSeq X launch, which is typical with a new platform introduction until we scale manufacturing and gain operating efficiencies.
GRAIL gross loss in Q1 2023 and Q1 2022 was primarily due to amortization of intangible assets of $34 million.

Operating Expense

Dollars in millions	Q1 2023	Q1 2022	Change	% Change
Research and development:
Core Illumina	$259	$238	$21	9%
GRAIL	86	85	1	1
Eliminations	(4)	—	(4)	100
Consolidated research and development	341	323	18	6

Selling, general and administrative:
Core Illumina	286	251	35	14
GRAIL	93	58	35	60
Eliminations	(1)	(1)	—	—
Consolidated selling, general and administrative	378	308	70	23
Total consolidated operating expense	$719	$631	$88	14%
Core Illumina R&D expense increased by $21 million, or 9%, in Q1 2023 primarily due to increases in headcount, as we continue to invest in the research and development of new products and enhancements to existing products.
GRAIL R&D expense in Q1 2023 and Q1 2022 consisted primarily of expenses related to headcount, including performance-based compensation, and clinical trials.
Core Illumina SG&A expense increased by $35 million, or 14%, in Q1 2023 primarily due to recognizing a lower gain on our contingent consideration liability related to our acquisition of GRAIL. We recognized gains of $1 million and $49 million in Q1 2023 and Q1 2022, respectively. This was partially offset by a decrease in professional services.
GRAIL SG&A expense increased by $35 million, or 60%, in Q1 2023 primarily due to increases in headcount, including an increase in performance-based compensation, and professional services.

Other Income (Expense)

Dollars in millions	Q1 2023	Q1 2022	Change	% Change
Interest income	$17	$—	$17	100%
Interest expense	(20)	(6)	(14)	233
Other expense, net	(11)	(38)	27	(71)
Total other expense, net	$(14)	$(44)	$30	(68)%
Total other expense, net primarily relates to the Core Illumina segment.
Interest income consisted primarily of interest on our money market funds, which benefited from higher yields in Q1 2023 due to rising interest rates. Interest expense consisted primarily of interest on our Term Notes and increased in Q1 2023 due to the issuance of our 2025 and 2027 Term Notes in December 2022. The decrease in other expense, net in Q1 2023 was primarily due to lower net losses recognized on our strategic investments. We recognized net losses on our strategic investments of $16 million and $44 million in Q1 2023 and Q1 2022, respectively.
(Benefit) Provision for Income Taxes

Dollars in millions	Q1 2023	Q1 2022	Change	% Change
(Loss) income before income taxes	$(78)	$140	$(218)	(156)%
(Benefit) provision for income taxes	(81)	54	(135)	(250)
Net income	$3	$86	$(83)	(97)%
Effective tax rate	103.9%	38.3%
Our effective tax rate was 103.9% in Q1 2023 compared to 38.3% in Q1 2022. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the $49 million tax impact of capitalizing research and development expenses for tax purposes, and the $44 million tax impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits. The tax benefit in Q1 2023 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
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
Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
LIQUIDITY AND CAPITAL RESOURCES
As of April 2, 2023, we had approximately $1.5 billion in cash and cash equivalents, of which approximately $506 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $517 million from January 1, 2023 due primarily to the repayment of our 2023 Term Notes of $500 million and other factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have liquidated our short-term investments and/or issued debt to finance our business needs as a supplement to cash provided by operating activities. As of April 2, 2023, we had $24 million in short-term investments comprised of marketable equity securities.

As a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission will likely seek to impose a fine on us. As of April 2, 2023, we accrued $458 million, included in accrued liabilities, representing 10% of our consolidated annual revenues for fiscal year 2022, as further disclosed in note “7. Legal Proceedings.”
In March 2021, we issued term notes due 2023 with an aggregate principal amount of $500 million and term notes due 2031 with an aggregate principal amount of $500 million. The 2023 Term Notes matured and were repaid in cash on March 23, 2023. The 2031 Term Notes, which mature on March 23, 2031, accrue interest at a rate of 2.550% per annum, payable semi-annually in March and September of each year. We may redeem for cash all or any portion of the 2031 Term Notes, at our option, at any time prior to maturity.
Our convertible senior notes, with an aggregate principal amount of $750 million, which are due on August 15, 2023 and are classified as short-term, were not convertible as of April 2, 2023. The holders may convert their notes on or after May 15, 2023 until August 11, 2023.
In December 2022, we issued term notes due 2025 with an aggregate principal amount of $500 million and term notes due 2027 with an aggregate principal amount of $500 million. The 2025 Term Notes, which mature on December 12, 2025, and the 2027 Term Notes, which mature on December 13, 2027, accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually in June and December of each year. We may redeem for cash all or any portion of the 2025 or 2027 Term Notes, at our option, at any time prior to maturity.
On January 4, 2023, we obtained a new Credit Facility, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of April 2, 2023, there were no borrowings outstanding under the Credit Facility; however, we may draw upon the facility in the future to manage cash flow or for other corporate purposes, including in connection with the payment of any potential European Commission fines, the timing of which is uncertain.
As of April 2, 2023, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $411 million, of which $410 million was included in other long-term liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We expect Covered Revenues for Q1 2023 to be approximately $19 million and for related Covered Revenue Payments to total approximately $183,000 in Q2 2023. In Q1 2023, we paid $217,000 in Covered Revenue Payments related to Covered Revenues for Q4 2022 of $23 million.
We grant cash incentive equity awards to GRAIL employees that generally have terms of four years and vest in equal annual installments. As of April 2, 2023, the aggregate cash value of awards outstanding and unvested was $378 million, and we accrued an estimated liability of $40 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of April 2, 2023, it was not probable that the performance conditions associated with the award will be achieved.
We had $7 million and up to $88 million, respectively, remaining in our capital commitments to two venture capital investment funds as of April 2, 2023 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of April 2, 2023 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2023.

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
•the potential payment of European Commission fines related to our acquisition of GRAIL;
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

Cash Flow Summary

In millions	Q1 2023	Q1 2022
Net cash provided by operating activities	$10	$172
Net cash used in investing activities	(56)	(74)
Net cash (used in) provided by financing activities	(473)	21
Effect of exchange rate changes on cash and cash equivalents	2	—
Net (decrease) increase in cash and cash equivalents	$(517)	$119
Operating Activities
Net cash provided by operating activities in Q1 2023 primarily consisted of net income of $3 million, plus net adjustments of $202 million, less net changes in operating assets and liabilities of $195 million. The primary adjustments to net income included depreciation and amortization expense of $107 million, share-based compensation expense of $93 million, and net losses on strategic investments of $16 million, partially offset by deferred income taxes of $17 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by decreases in accrued liabilities (primarily due to accrued income taxes) and accounts payable.

Investing Activities
Net cash used in investing activities totaled $56 million in Q1 2023. We invested $52 million in capital expenditures, primarily associated with our investment in facilities.
Financing Activities
Net cash used in financing activities totaled $473 million in Q1 2023. We used $500 million to repay our 2023 Term Notes and used $9 million to pay taxes related to net share settlement of equity awards, partially offset by $37 million received in proceeds from the sale of shares under our employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the COVID-19 pandemic, the armed conflict between Russia and Ukraine, and macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during Q1 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in Q1 2023, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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
During the first quarter of 2023, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information Section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factors could adversely affect our operating results and stock price:

Our acquisition (the Acquisition) of GRAIL remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union. Adverse decisions by the EU and/or U.S. courts, the European Commission, the FTC and/or other governmental or regulatory authorities, that have been issued in the past or may be issued in the future, and/or other adverse consequences resulting from our decision to proceed with the completion of the acquisition, could result in significant financial penalties, operational restrictions, increased costs or loss of revenues, implicate our existing contractual arrangements or require us to divest all or a portion of the assets or equity interests of GRAIL on terms that are materially worse than the terms on which we acquired GRAIL, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation.

As previously disclosed, on March 30, 2021, the FTC filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. On April 25, 2023, the Fifth Circuit Court of Appeals granted Illumina’s request for an expedited briefing schedule, pursuant to which Illumina’s brief is due June 5, 2023, the FTC’s opposition brief is due June 26, 2023, and Illumina’s reply brief is due July 11, 2023. We intend to continue to vigorously defend against the FTC action.

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

As previously disclosed, on October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order), which was renewed on October 28, 2022 (subject to certain operational modifications and also expressly prohibits Illumina from selling, transferring, encumbering or otherwise disposing of GRAIL or any of GRAIL’s assets), provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we appoint an independent firm as monitoring trustee to monitor our compliance with the Initial Interim Measures Order. An independent monitoring trustee has been appointed. Such hold separate arrangement, and our obligations pursuant thereto, have imposed implementation and administrative processes and additional legal, financial advisory, regulatory and other professional services costs, which have been burdensome to implement and administer, and which we expect to continue for the duration of the hold separate arrangement (pursuant to the New Interim Measures Order or any replacement thereof). Such burdens and additional costs, independently or together with additional burdens, costs and/or liabilities arising from such arrangement, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations and have an adverse impact on our ability to achieve the anticipated benefits of the Acquisition, as further explained below. Moreover, our failure to comply with the terms of the New Interim Measures Order may result in the European Commission seeking to impose fines or other penalties on us. On January 10, 2023, we filed an action with the EU General Court asking for annulment of the New Interim Measures Order. On January 20, 2023, the European Commission requested that these proceedings be stayed pending our appeal on jurisdiction. We submitted a filing indicating that we had no objections to the European Commission’s request, and the EU General Court stayed the proceedings on February 21, 2023.

On September 6, 2022, the European Commission announced that it had completed its Phase II review of the Acquisition and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. On November 17, 2022, we filed an action with the EU General Court asking for annulment of the Prohibition Decision. On December 5, 2022, the European Commission issued a Statement of Objections informing Illumina of the order it intends to adopt requiring us (among other things) to divest GRAIL (the EC Divestment Decision). We filed a response to the Statement of Objections on January 16, 2023. There can be no assurance that our Statement of Objections nor any appeal we may file in the future will be successful. We also cannot predict when the EC’s Divestment Decision may be adopted.

The Prohibition Decision, and the EC Divestment Decision, and any order or decision by the FTC or any other governmental or regulatory authority pursuant to which Illumina is required to divest GRAIL (an FTC Divestment Decision), if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, and our obligations pursuant thereto, have imposed in the past and may will impose in the future significant costs and additional liabilities on us, including significant legal, financial advisory, regulatory and other professional services fees and additional expenses, and may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Such adverse effects could include being required to divest GRAIL on terms that are materially worse than the terms on which we acquired GRAIL. Furthermore, we may not be able to direct the timing, structure or financial terms of such divestment, which could result in negative financial or tax consequences. For example, we are unlikely to be able to, in a sale of GRAIL, effect such sale in a non-taxable transaction and so would incur significant tax liabilities attributable to the recognition of taxable gain equal to the difference between (i) the fair market value of any consideration received and (ii) our tax basis in GRAIL (which tax basis is currently estimated to be between $500 million and $1 billion). In addition, any such divestment will likely implicate certain provisions in our third-party contracts and other agreements, including our obligations with respect to contingent value rights (the CVRs) issued by us as part of the Acquisition, which may adversely affect us and our business and/or the market value of the CVRs or have other consequences. For example, we may be unable to fully discharge our obligations with respect to the CVRs in connection with any such divestiture, and/or such divestiture may result in a change in obligor on the CVRs. Moreover, the business of GRAIL may be adversely affected by any such divestment, which could adversely affect the market value of the CVRs.

Furthermore, even if an order or decision by the European Commission, General Court of EU, FTC or any other governmental or regulatory authority, approves the Acquisition, the delay in the approval or/and the imposition of conditions not part of the Acquisition agreement, could adversely affect the synergies and benefits we anticipate from the integration of GRAIL in our operations and may result in loss of revenue and other adverse effects on our business, financial condition and results of operations.

The Initial Interim Measures Order, the New Interim Measures Order, the Prohibition Decision, and the implementation of the EC Divestment Decision, or an FTC Divestment Decision or any other order or decision by any other governmental or regulatory authority, if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, have in the past and could may also in the future divert management’s attention and company resources away from existing operations and other opportunities that may have been beneficial to us, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation. We have experienced and might continue to experience negative impacts on our stock price. We cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities, or our ability to successfully complete future transactions, our ability to attract, retain and motivate customers, key personnel and those with whom we conduct business may result.

Additionally, on July 19, 2022, the European Commission issued a Statement of Objections alleging that we breached the EU Merger Regulation by completing the Acquisition. We believe that the European Commission will likely seek to impose a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of up to 10% of our consolidated annual revenues (the Article 14(2)(b) Fine). In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future acquisitions and/or divestitures may result from our decision to proceed with the completion of the Acquisition. We expect to continue to hold the assets or equity interests of GRAIL separate until the applicable legal and regulatory proceedings are completed or, if required, a divestment of GRAIL is effected, and such inability to integrate may materially and adversely affect or prevent the synergies and other benefits we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. As of April 2, 2023, we have accrued, in accordance with ASC 450, Contingencies, $458 million as our probable loss in anticipation of a potential Article 14(2)(b) Fine, representing 10% of our consolidated annual revenues for fiscal year 2022. There can be no assurance, however, that any fine or our actual losses will not be higher than the amount accrued. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements.

The armed conflict between Russia and Ukraine, the international sanctions imposed on Russia, and the restrictions imposed on exports to Russia could negatively affect our business.
As a result of the armed conflict between Russia and Ukraine, doing business in the Ukraine may not be practicable. In addition, the U.S. and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals, as well as restrictions on exports to Russia. These sanctions and export restrictions have increased in magnitude over time. Russia has responded in kind, and the continuation of the conflict may result in additional sanctions and export restrictions being enacted by the U.S. or other countries. The impact of these sanctions and export restrictions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, has affected our ability to ship products into the region, and has reduced our sales. Sanctions or export restrictions currently prohibit our ability to collect or pay liabilities owed by or to certain Russian entities or to supply products and services, directly or indirectly, into Russia. The impact of the conflict on general economic conditions is currently unknown and could in the future have a negative effect on our results of operations, cash flows, financial condition or growth prospects.
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

We also rely upon trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Additionally, the use of artificial intelligence (AI) based software is increasingly common. Use of AI based software may lead to the inadvertent release of confidential proprietary information which may impact our ability to realize the benefit of our intellectual property.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended April 2, 2023.
Unregistered Sales of Equity Securities
None during the quarterly period ended April 2, 2023.
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws of Illumina, Inc., effective as of February 1, 2023	8-K	001-35406	3.1	02/07/2023

10.1	Credit Agreement, dated as of January 4, 2023, among the Company, as the borrower, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, an issuing bank and the swingline lender, and the other issuing banks from time to time party thereto	8-K	001-35406	10.1	01/04/2023

+10.2	Amended and Restated 2015 Stock Incentive Plan (Share Reserve and Term Extension Remain Subject to Stockholder Approval)	8-K	001-35406	10.1	02/07/2023

+10.3	Form of Performance Stock Unit Agreement (Relative TSR)	8-K	001-35406	10.2	02/07/2023

+10.4	Form of Performance Stock Unit Agreement (Adjusted EPS)	8-K	001-35406	10.3	02/07/2023

+10.5	Form of Restricted Stock Unit Agreement	8-K	001-35406	10.4	02/07/2023

31.1	Certification of Francis A. deSouza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Joydeep Goswami pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Francis A. deSouza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Joydeep Goswami pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

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

ILLUMINA, INC. (registrant)

Date:	May 5, 2023
		By:	/s/ Joydeep Goswami
		Name:	Joydeep Goswami
		Title:	Chief Financial Officer, Chief Strategy and Corporate Development Officer