Form 10-Q
period 2023-07-02
ILLUMINA, INC.
filed 2023-08-10
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 2, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of August 4, 2023, there were 158.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 2, 2023

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
•our ability to successfully implement cost reduction plans in a timely manner and the possibility that costs associated with our cost reduction plans are greater than we anticipate;
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
•the Article 14(2)(b) fine imposed by the European Commission on July 12, 2023; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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
•the interim measures order and hold separate order imposed by the European Commission, the duration and impact of such orders on Illumina and GRAIL, which impact may include material and adverse effects on benefits we expect to achieve as a result of the acquisition of GRAIL, additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations;
•our compliance with the terms of the interim measures order imposed by the European Commission, which is monitored by an appointed monitoring trustee, and which is burdensome to implement and administer, and the risk that the European Commission could impose or seek to impose additional fines and other penalties for alleged noncompliance with such terms;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, COVID-19 pandemic mitigation measures, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended April 2, 2023, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	July 2, 2023	January 1, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,553	$2,011
Short-term investments	6	26
Accounts receivable, net	741	671
Inventory, net	617	568
Prepaid expenses and other current assets	306	285
Total current assets	3,223	3,561
Property and equipment, net	1,069	1,091
Operating lease right-of-use assets	638	653
Goodwill	3,239	3,239
Intangible assets, net	3,188	3,285
Other assets	417	423
Total assets	$11,774	$12,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244	$293
Accrued liabilities	1,309	1,232
Term notes, current portion	—	500
Convertible senior notes, current portion	750	748
Total current liabilities	2,303	2,773
Operating lease liabilities	726	744
Term notes	1,488	1,487
Other long-term liabilities	702	649
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	9,397	9,207
Accumulated other comprehensive income	12	3
Retained earnings	911	1,142
Treasury stock, at cost	(3,767)	(3,755)
Total stockholders’ equity	6,555	6,599
Total liabilities and stockholders’ equity	$11,774	$12,252

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue:
Product revenue	$1,001	$1,006	$1,923	$2,076
Service and other revenue	175	156	340	310
Total revenue	1,176	1,162	2,263	2,386
Cost of revenue:
Cost of product revenue	305	286	591	586
Cost of service and other revenue	91	69	190	138
Amortization of acquired intangible assets	48	40	96	79
Total cost of revenue	444	395	877	803
Gross profit	732	767	1,386	1,583
Operating expense:
Research and development	358	327	699	650
Selling, general and administrative	450	410	824	719
Legal contingency and settlement	12	609	15	609
Total operating expense	820	1,346	1,538	1,978
Loss from operations	(88)	(579)	(152)	(395)
Other income (expense):
Interest income	17	1	34	1
Interest expense	(19)	(6)	(39)	(12)
Other income (expense), net	1	(53)	(10)	(91)
Total other expense, net	(1)	(58)	(15)	(102)
Loss before income taxes	(89)	(637)	(167)	(497)
Provision (benefit) for income taxes	145	(102)	64	(48)
Net loss	$(234)	$(535)	$(231)	$(449)
Loss per share:
Basic	$(1.48)	$(3.40)	$(1.46)	$(2.85)
Diluted	$(1.48)	$(3.40)	$(1.46)	$(2.85)
Shares used in computing loss per share:
Basic	158	157	158	157
Diluted	158	157	158	157
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net loss	$(234)	$(535)	$(231)	$(449)
Unrealized gain on cash flow hedges, net of deferred tax	13	12	9	13
Total comprehensive loss	$(221)	$(523)	$(222)	$(436)

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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599
Net income	—	—	—	—	3	—	—	3
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(4)	—	—	—	(4)
Issuance of common stock, net of repurchases	—	—	37	—	—	—	(9)	28
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of April 2, 2023	198	2	9,311	(1)	1,145	(40)	(3,764)	6,693
Net loss	—	—	—	—	(234)	—	—	(234)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(3)	(3)
Share-based compensation	—	—	77	—	—	—	—	77
Reclassification of liability-classified awards	—	—	9	—	—	—	—	9
Balance as of July 2, 2023	198	$2	$9,397	$12	$911	(40)	$(3,767)	$6,555

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net loss	$(231)	$(449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	116	102
Amortization of intangible assets	99	83
Share-based compensation expense	199	183
Deferred income taxes	36	(34)
Impairment of long-lived assets	7	—
Net losses on strategic investments	19	76
(Gain) loss on Helix contingent value right	(3)	3
Change in fair value of contingent consideration liabilities	28	(11)
Other	14	4
Changes in operating assets and liabilities:
Accounts receivable	(78)	1
Inventory	(49)	(86)
Prepaid expenses and other current assets	(6)	4
Operating lease right-of-use assets and liabilities, net	(10)	(7)
Other assets	4	13
Accounts payable	(44)	(52)
Accrued liabilities	29	470
Other long-term liabilities	(15)	(3)
Net cash provided by operating activities	115	297
Cash flows from investing activities:
Purchases of property and equipment	(99)	(132)
Purchases of strategic investments	(11)	(22)
Sales of strategic investments	18	—
Net cash paid for acquisitions	—	(85)
Cash paid for intangible asset	(1)	—
Net cash used in investing activities	(93)	(239)
Cash flows from financing activities:
Debt issuance costs paid for credit facility	(1)	—
Payments on term notes	(500)	—
Taxes paid related to net share settlement of equity awards	(12)	(17)
Proceeds from issuance of common stock	37	33
Net cash (used in) provided by financing activities	(476)	16
Effect of exchange rate changes on cash and cash equivalents	(4)	(17)
Net (decrease) increase in cash and cash equivalents	(458)	57
Cash and cash equivalents at beginning of period	2,011	1,232
Cash and cash equivalents at end of period	$1,553	$1,289

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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q2 2023 and Q2 2022 refer to the three months ended July 2, 2023 and July 3, 2022, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2023 and 2022 refer to the six months ended July 2, 2023 and July 3, 2022, respectively, which were both 26 weeks.

Significant Accounting Policies
During YTD 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, with the exception of the following for income taxes:
Historically we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we concluded for Q2 2023 and YTD 2023 that it was appropriate to determine the provision for income taxes utilizing the year-to-date effective tax rate method. Since minor changes in the estimated income/(loss) before income taxes would result in significant changes in the estimated annual effective tax rate, we determined the year-to-date effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q2 2023 and YTD 2023.
Loss per Share
Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded.
Potentially dilutive common shares consist of shares issuable under convertible senior notes and equity awards. We utilize the if-converted method to calculate the impact of convertible senior notes on diluted loss per share. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares.
The following table presents the weighted average shares used to calculate basic and diluted loss per share:

In millions	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Weighted average shares used in calculating basic loss per share	158	157	158	157
Weighted average shares used in calculating diluted loss per share	158	157	158	157

Antidilutive shares:
Convertible senior notes	2	2	2	2
Equity awards	3	2	3	2
Potentially dilutive shares excluded from calculation due to antidilutive effect	5	4	5	4

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

Revenue by Source

	Q2 2023			Q2 2022
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$734	$70	$804	$739	$74	$813
Instruments	193	4	197	190	3	193
Total product revenue	927	74	1,001	929	77	1,006
Service and other revenue	156	19	175	136	20	156
Total revenue	$1,083	$93	$1,176	$1,065	$97	$1,162

	YTD 2023			YTD 2022
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,419	$148	$1,567	$1,516	$149	$1,665
Instruments	346	10	356	401	10	411
Total product revenue	1,765	158	1,923	1,917	159	2,076
Service and other revenue	293	47	340	257	53	310
Total revenue	$2,058	$205	$2,263	$2,174	$212	$2,386
Revenue by Geographic Area

Based on region of destination (in millions)	Q2 2023	Q2 2022(1)	YTD 2023	YTD 2022(1)
Americas	$640	$639	$1,256	$1,288
Europe	303	274	564	560
Greater China(2)	115	118	206	245
Asia-Pacific, Middle East, and Africa(3)	118	131	237	293
Total revenue	$1,176	$1,162	$2,263	$2,386
_____________
(1)We implemented a new global commercial structure in Q1 2023 to improve operating efficiencies and better align with local markets. We integrated Asia-Pacific and Japan with emerging markets across the Middle East, Africa, Turkey, and Commonwealth of Independent States (CIS). Beginning in Q1 2023, and going forward, we will report regional results for the following regions: Americas, Europe, Greater China, and Asia-Pacific, Middle East and Africa (AMEA). Prior period amounts have been reclassified to conform to this new presentation.
(2)Region includes revenue from China, Taiwan, and Hong Kong.
(3)Region includes revenue from Russia and Turkey.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of July 2, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $881 million, of which approximately 86% is expected to be converted to revenue in the next twelve months, approximately 7% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $17 million as of July 2, 2023 and January 1, 2023 and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of July 2, 2023 and January 1, 2023 were $323 million and $308 million, respectively, of which the short-term portions of $250 million and $245 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q2 2023 and YTD 2023 included $68 million and $163 million, respectively, of previously deferred revenue that was included in contract liabilities as of January 1, 2023.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of July 2, 2023 and January 1, 2023, the fair value of our marketable equity securities totaled $6 million and $26 million, respectively.
Gains and losses recognized in other income (expense), net on our marketable equity securities were as follows:

In millions	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Net losses recognized during the period on marketable equity securities	$—	$(27)	$(2)	$(69)
Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	1	—	(2)	—
Net unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(1)	$(27)	$—	$(69)
Non-Marketable Equity Securities
As of July 2, 2023 and January 1, 2023, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $28 million.
Revenue recognized from transactions with our strategic investees was $28 million and $64 million for Q2 2023 and YTD 2023, respectively, and $25 million and $55 million for Q2 2022 and YTD 2022, respectively.
Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $6 million and up to $81 million, respectively, remained callable as of July 2, 2023. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $177 million and $183 million as of July 2, 2023 and January 1, 2023, respectively. We recorded unrealized losses of $2 million and $14 million in Q2 2023 and YTD 2023, respectively, and unrealized losses of $4 million and $6 million in Q2 2022 and YTD 2022, respectively, in other income (expense), net.
Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of our contingent value right resulted in an unrealized gain of $3 million in YTD 2023 and unrealized losses of $8 million and $3 million in Q2 2022 and YTD 2022, respectively, which were included in other income (expense), net. There was no change in fair value of the contingent value right in Q2 2023.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	July 2, 2023				January 1, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,250	$—	$—	$1,250	$1,642	$—	$—	$1,642
Marketable equity securities	6	—	—	6	26	—	—	26
Helix contingent value right	—	—	61	61	—	—	58	58
Deferred compensation plan assets	—	57	—	57	—	52	—	52
Total assets measured at fair value	$1,256	$57	$61	$1,374	$1,668	$52	$58	$1,778
Liabilities:
Contingent consideration liabilities	$—	$—	$440	$440	$—	$—	$412	$412
Deferred compensation plan liability	—	54	—	54	—	51	—	51
Total liabilities measured at fair value	$—	$54	$440	$494	$—	$51	$412	$463

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
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2022 and Q1 2023 were $42 million in aggregate and Covered Revenues for Q4 2021 and Q1 2022 were $20 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were approximately $400,000 and $187,000 in YTD 2023 and YTD 2022, respectively. Pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments in YTD 2022 were applied to reimburse us for certain expenses. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of our contingent consideration liability related to GRAIL was $440 million and $412 million as of July 2, 2023 and January 1, 2023, respectively, of which $439 million and $411 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities.
Changes in the estimated fair value of our contingent consideration liabilities during YTD 2023 were as follows:

In millions
Balance as of January 1, 2023	$412
Change in estimated fair value	28
Balance as of July 2, 2023	$440

4. DEBT
Summary of Term Debt Obligations

In millions	July 2, 2023	January 1, 2023
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2025 Term Notes outstanding	500	500
Principal amount of 2023 Term Notes outstanding	—	500
Unamortized discounts and debt issuance costs	(12)	(13)
Net carrying amount of term notes	1,488	1,987
Less: current portion	—	(500)
Term notes, non-current	$1,488	$1,487
Fair value of term notes outstanding (Level 2)	$1,418	$1,913

Interest expense recognized on our term notes, which included amortization of debt discounts and issuance costs, was $18 million and $37 million in Q2 2023 and YTD 2023, respectively, and $4 million and $9 million in Q2 2022 and YTD 2022, respectively.
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
0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In millions	July 2, 2023	January 1, 2023
Principal amount outstanding	$750	$750
Unamortized debt issuance costs	—	(2)
Net carrying amount of convertible senior notes, current portion	$750	$748
Fair value of convertible senior notes outstanding (Level 2)	$745	$726
In August 2018, we issued $750 million aggregate principal amount of 2023 Convertible Notes, which carry no coupon interest and mature on August 15, 2023. The notes became convertible on May 15, 2023 and remain convertible until August 11, 2023. As of August 9, 2023, none of the notes had been converted.
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
The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Credit Facility at any time without premium or penalty. As of July 2, 2023, there were no borrowings or letters of credit outstanding under the Credit Facility and we were in compliance with all financial and operating covenants.
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

5. STOCKHOLDERS’ EQUITY
In Q2 2023, the Company’s stockholders approved an amended and restated version of the Company’s 2015 Stock Incentive Plan (2015 Stock Plan) and increased the maximum number of shares authorized for issuance by 8.0 million shares. As of July 2, 2023, approximately 7.8 million shares remained available for future grants under the 2015 Stock Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 1, 2023	1,611	74	$311.23	$446.74
Awarded	1,979	228	$197.36	$231.59
Vested	(85)	—	$304.91	$—
Cancelled	(186)	(51)	$268.37	$308.63
Outstanding at July 2, 2023	3,319	251	$246.12	$279.51
_____________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. Awarded units are presented net of performance adjustments.
Liability-Classified RSU
In Q1 2023, we granted RSU that were to be settled in cash if stockholder approval to increase our share reserve under the amended and restated 2015 Stock Plan was not obtained. In Q2 2023, the Company’s stockholders approved an amended and restated version of the 2015 Stock Plan and increased the maximum number of shares authorized for issuance. Upon such approval, all RSU previously accounted for as liability-classified awards, approximately 557,000 RSU, were reclassified to stockholders’ equity and accounted for prospectively as equity awards. There were no RSU liability-classified awards outstanding as of July 2, 2023.
Market-Based PSU
During YTD 2023, we granted PSU with a market condition that vest based on the Company’s relative total shareholder return (rTSR) as compared to a peer group of companies measured over a three-fiscal year performance period. Depending on the actual performance over the measurement period, an award recipient could receive up to 175% of the granted award. The grant date fair value of such awards is estimated using a Monte Carlo simulation, which includes assumptions for expected volatility, risk-free interest rate and dividend yield. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved. As of July 2, 2023, there were approximately 133,000 PSU with a rTSR market condition outstanding.

Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Options(1)	Weighted-Average Exercise Price
Outstanding at January 1, 2023	187	$319.72	17	$85.54
Exercised	(8)	$71.09	(1)	$16.69
Cancelled	(82)	$330.25	—	$—
Outstanding at July 2, 2023	97	$330.25	16	$87.74
Exercisable at July 2, 2023	45	$330.25	—	$—
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
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 1, 2023	$293
Granted	116
Vested and paid in cash	(25)
Cancelled	(17)
Change in fair value	(13)
Outstanding at July 2, 2023	$354
Estimated liability as of July 2, 2023 (included in accrued liabilities)	$57
We recognized share-based compensation expense of $25 million and $46 million in Q2 2023 and YTD 2023, respectively, and $16 million and $29 million in Q2 2022 and YTD 2022, respectively. As of July 2, 2023, approximately $297 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 3.0 years.
In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of July 2, 2023, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the condensed consolidated financial statements to-date.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2023, approximately 0.2 million shares were issued under the ESPP. As of July 2, 2023, there were approximately 12.6 million shares available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2023 were as follows:

Risk-free interest rate	0.78% - 4.79%
Expected volatility	41% - 51%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$57.96
Share Repurchases
We did not repurchase any shares during YTD 2023. As of July 2, 2023, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Cost of product revenue	$8	$7	$15	$13
Cost of service and other revenue	6	1	12	2
Research and development	43	39	79	75
Selling, general and administrative	48	44	93	93
Share-based compensation expense, before taxes	105	91	199	183
Related income tax benefits	(24)	(20)	(45)	(41)
Share-based compensation expense, net of taxes	$81	$71	$154	$142
As of July 2, 2023, approximately $704 million of total unrecognized compensation cost related to restricted stock, including RSU and PSU, stock options, including performance stock options, and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.7 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	July 2, 2023	January 1, 2023
Trade accounts receivable, gross	$748	$675
Allowance for credit losses	(7)	(4)
Total accounts receivable, net	$741	$671
Inventory

In millions	July 2, 2023	January 1, 2023
Raw materials	$281	$247
Work in process	415	386
Finished goods	29	28
Inventory, gross	725	661
Inventory reserve	(108)	(93)
Total inventory, net	$617	$568
Accrued Liabilities

In millions	July 2, 2023	January 1, 2023
Legal contingencies(1)	$471	$473
Contract liabilities, current portion	250	245
Accrued compensation expenses(2)	249	188
Accrued taxes payable	84	97
Operating lease liabilities, current portion	84	76
Liability-classified equity incentive awards	57	36
Other, including warranties(3)	114	117
Total accrued liabilities	$1,309	$1,232
_____________
(1)See note “7. Legal Proceedings” for additional details.
(2)Included employee separation costs related to restructuring activities.
(3)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Balance at beginning of period	$19	$21	$18	$22
Additions charged to cost of product revenue	11	6	20	12
Repairs and replacements	(10)	(6)	(18)	(13)
Balance at end of period	$20	$21	$20	$21
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

Restructuring
In Q2 2023, we implemented a cost reduction initiative that included workforce reductions, the consolidation of certain facilities and other actions to reduce expenses, all as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In Q2 2023, we recorded a total pre-tax restructuring charge of $33 million, primarily related to severance pay and other employee separation costs.
A summary of the pre-tax restructuring charge is as follows:

In millions
Employee separation costs	$25
Asset impairment charges (1)	7
Other costs	1
Total restructuring charges (2)	$33
_____________
(1)Primarily related to impairment of right-of-use assets and leasehold improvements.
(2)$18 million was recorded in SG&A expense, $12 million in R&D expense, with the remainder recorded in cost of revenue.

A summary of the restructuring liability is as follows:

In millions	Employee Separation Costs	Other Costs	Total
Expense recorded in Q2 2023	$25	$1	$26
Cash paid during Q2 2023	(2)	—	(2)
Amount recorded in accrued liabilities as of July 2, 2023	$23	$1	$24

Estimated total restructuring costs to still be incurred	$7	$—	$7
It is expected that substantially all of the employee separation related restructuring charges will be incurred and paid by the end of 2023. We also plan to exit our i3 campus in San Diego, California by the end of 2023 and we are evaluating options with respect to our campus in Foster City, California. As of July 2, 2023, we had assets, consisting primarily of right-of-use assets and leasehold improvements, related to our i3 and Foster City campuses of approximately $52 million and $185 million, respectively.

Goodwill
Goodwill is reviewed for impairment annually, during the second quarter of our fiscal year, or more frequently if an event occurs indicating the potential for impairment. In May 2023, we performed our annual goodwill impairment test for our two reporting units: Core Illumina and GRAIL. We performed a quantitative assessment for both reporting units. No impairment was recorded for either Core Illumina or GRAIL, in Q2 2023, as the fair value for each reporting unit exceeded its carrying value by approximately $34 billion and $555 million, respectively.
We performed our annual goodwill impairment test using a combination of both an income and a market approach to determine the fair value of each reporting unit. The income approach utilized the estimated discounted cash flows for each reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach included projected cash flows and a discount rate for each reporting unit. Discount rates were determined using a weighted average cost of capital for risk factors specific to each reporting unit and other market and industry data. For GRAIL, the selected discount rate was 21.5%. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The assumptions used are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. An increase of 100 to 150 basis points to the discount rate used in our annual assessment for GRAIL would have resulted in an outcome ranging from no impairment to an impairment of approximately $250 million for GRAIL. In order to further validate the reasonableness of the fair values concluded for our reporting units, a reconciliation to market capitalization was performed by estimating a reasonable implied control premium and other market factors. As of July 2, 2023, remaining goodwill allocated to GRAIL was $2,178 million.
In conjunction with our annual goodwill impairment test, we also evaluated the in-process research and development (IPR&D) asset assigned to the GRAIL reporting unit for potential impairment. We performed our impairment test by comparing the carrying value of the IPR&D asset to its estimated fair value, which was determined by the income approach, using a discounted cash flow model. Estimates and assumptions used in the income approach, which represent a Level 3 measurement, included projected cash flows and a discount rate. Based on our impairment test, the carrying value of the IPR&D asset did not exceed its estimated fair value. We also performed a recoverability test for the definite-lived intangible assets assigned to the GRAIL reporting unit, which includes developed technology and trade name, noting no impairment.
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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of July 2, 2023, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of July 2, 2023 and January 1, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $503 million and $485 million, respectively. On July 25, 2023, we entered into forward contracts for a total notional amount of €432 million to hedge the foreign currency exposure for the approximately €432 million fine imposed by the European Commission on July 12, 2023.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other income (expense), net. As of July 2, 2023, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of July 2, 2023 and January 1, 2023, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $787 million and $425 million, respectively. We reclassified $2 million and $3 million to revenue in Q2 2023 and YTD 2023, respectively, and $10 million and $16 million in Q2 2022 and YTD 2022, respectively. As of July 2, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $19 million and $6 million, respectively. As of January 1, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $8 million and $6 million, respectively.

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

On March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. The appeal was fully briefed as of November 10, 2022 and oral argument occurred on December 13, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. Illumina submitted its opening appeal brief on June 5, 2023. The FTC submitted its opposition brief on July 26, 2023, and Illumina’s reply brief is due on August 16, 2023. Oral argument is scheduled for September 12, 2023. We intend to continue to vigorously defend against the FTC action.

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

On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. As of July 2, 2023, we accrued $471 million included in accrued liabilities. We intend to appeal this decision.
SEC Inquiry Letter
In July 2023, we were informed that the staff of the SEC was conducting an investigation relating to Illumina and was requesting documents and communications primarily related to Illumina’s acquisition of GRAIL and certain statements and disclosures concerning GRAIL, its products and its acquisition, and related to the conduct and compensation of certain members of Illumina and GRAIL management, among other things. Illumina is cooperating with the SEC in this investigation.

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
Our effective tax rates for Q2 2023 and YTD 2023 were (163.8)% and (38.5)%, respectively, compared to 16.0% and 9.7% in Q2 2022 and YTD 2022, respectively. The variance from the U.S. federal statutory tax rate of 21% in Q2 2023 and YTD 2023 was primarily attributable to the $112 million and net $64 million income tax expense impact of research and development expense capitalization for tax purposes, respectively, and the $69 million and net $25 million income tax expense impact of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI) and the utilization of U.S. foreign tax credits, respectively. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
Historically we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we concluded for Q2 2023 and YTD 2023 that it was appropriate to determine the provision for income taxes utilizing the year-to-date effective tax rate method. Since minor changes in the estimated income/(loss) before income taxes would result in significant changes in the estimated annual effective tax rate, we determined the year-to-date effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q2 2023 and YTD 2023.
As of July 2, 2023 and January 1, 2023, prepaid income taxes included within prepaid expenses and other current assets on the condensed consolidated balance sheets were $123 million and $116 million, respectively.

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
GRAIL: GRAIL is a healthcare company focused on early detection of multiple cancers.

In millions	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Revenue:
Core Illumina	$1,159	$1,156	$2,235	$2,377
GRAIL	22	12	42	22
Eliminations	(5)	(6)	(14)	(13)
Consolidated revenue	$1,176	$1,162	$2,263	$2,386

Income (loss) from operations:
Core Illumina	$115	$(396)	$257	$(34)
GRAIL	(204)	(187)	(408)	(359)
Eliminations	1	4	(1)	(2)
Consolidated loss from operations	$(88)	$(579)	$(152)	$(395)
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
Our discussion of our results of operations, financial condition, and cash flow for Q2 2022 and YTD 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended July 3, 2022.
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
Financial Overview
Since 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions where we sell our products and services and conduct our business operations. In addition, armed conflict between Russia and Ukraine, which began in 2022, and the sanctions imposed by the U.S. and other countries, has impacted our ability to ship products into affected regions and to designated customers. Furthermore, macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn, and competitive challenges in our China region, have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to impact our sales and results of operations in 2023, the size and duration of which is significantly uncertain.
Financial highlights for YTD 2023 included the following:
•Revenue decreased 5.2% in YTD 2023 to $2,263 million compared to $2,386 million in YTD 2022 primarily due to decreases in sequencing consumables revenue and sequencing instruments revenue, partially offset by an increase in GRAIL service and other revenue. We now expect revenue to grow 1% in 2023 compared to 2022.
•Gross profit as a percentage of revenue (gross margin) was 61.3% in YTD 2023 compared to 66.3% in YTD 2022. The decrease in gross margin was driven primarily by less fixed cost leverage on lower manufacturing volumes and lower instrument margins due to the NovaSeq X launch in Q1 2023. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations was $152 million in YTD 2023 compared to $395 million in YTD 2022. The decrease was primarily due to a decrease in operating expense of $440 million, which included a significant decrease in legal contingency and settlement, partially offset by a $197 million decrease in gross profit. We continue to focus on our cost reduction initiatives to accelerate progress toward higher margins and create flexibility for further investment in high-growth areas.
•Our effective tax rate was (38.5)% in YTD 2023 compared to 9.7% in YTD 2022. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impact of research and development expense capitalization for tax purposes, and the income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

•We ended Q2 2023 with cash, cash equivalents, and short-term investments totaling $1.6 billion, of which approximately $413 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Revenue:
Product revenue	85.1%	86.6%	85.0%	87.0%
Service and other revenue	14.9	13.4	15.0	13.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	25.9	24.7	26.1	24.6
Cost of service and other revenue	7.7	5.9	8.4	5.8
Amortization of acquired intangible assets	4.2	3.4	4.2	3.3
Total cost of revenue	37.8	34.0	38.7	33.7
Gross profit	62.2	66.0	61.3	66.3
Operating expense:
Research and development	30.4	28.1	30.9	27.3
Selling, general and administrative	38.3	35.4	36.4	30.1
Legal contingency and settlement	1.0	52.3	0.7	25.5
Total operating expense	69.7	115.8	68.0	82.9
Loss from operations	(7.5)	(49.8)	(6.7)	(16.6)
Other income (expense):
Interest income	1.4	0.1	1.5	—
Interest expense	(1.6)	(0.5)	(1.7)	(0.5)
Other income (expense), net	0.1	(4.6)	(0.5)	(3.8)
Total other expense, net	(0.1)	(5.0)	(0.7)	(4.3)
Loss before income taxes	(7.6)	(54.8)	(7.4)	(20.9)
Provision (benefit) for income taxes	12.3	(8.8)	2.8	(2.1)
Net loss	(19.9)%	(46.0)%	(10.2)%	(18.8)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q2 2023	Q2 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Core Illumina:
Consumables	$809	$818	$(9)	(1)%	$1,579	$1,676	$(97)	(6)%
Instruments	197	193	4	2	357	412	(55)	(13)
Total product revenue	1,006	1,011	(5)	—	1,936	2,088	(152)	(7)
Service and other revenue	153	145	8	6	299	289	10	3
Total Core Illumina revenue	1,159	1,156	3	—	2,235	2,377	(142)	(6)
GRAIL:
Service and other revenue	22	12	10	83	42	22	20	91
Eliminations	(5)	(6)	1	(17)	(14)	(13)	(1)	8
Total consolidated revenue	$1,176	$1,162	$14	1%	$2,263	$2,386	$(123)	(5)%
The decrease in Core Illumina consumables revenue in Q2 2023 and YTD 2023 was primarily due to a decrease in sequencing consumables revenue of $5 million and $96 million, respectively, driven primarily by lower NovaSeq 6000 consumables pull-through as some of our high throughput customers continue to transition to NovaSeq X, as well as customers managing tighter inventory given the continued impact of challenging macroeconomic factors. Core Illumina instruments revenue slightly increased in Q2 2023 due to shipments of our NovaSeq X instrument, offset by fewer shipments of our NovaSeq 6000 instrument. Core Illumina instruments revenue decreased in YTD 2023 due to a decrease in sequencing instruments revenue of $55 million, driven primarily by fewer shipments of our NovaSeq 6000, NextSeq 550, and MiSeq instruments, partially offset by shipments of NovaSeq X that launched in Q1 2023. Core Illumina service and other revenue increased in Q2 2023 and YTD 2023 primarily due to increased revenue from extended maintenance service contracts on a growing installed base, partially offset by decreases in revenues from development and licensing agreements. The increase in YTD 2023 was also partially offset by decreases in genotyping services revenue. Additionally, Core Illumina revenue was adversely impacted by $11 million and $35 million in Q2 2023 and YTD 2023, respectively, due to unfavorable foreign exchange rate fluctuations, which is net of the amounts reclassified to revenue of $2 million and $3 million in Q2 2023 and YTD 2023, respectively, related to our cash flow hedges.
GRAIL service and other revenue increased $10 million, or 83%, and $20 million, or 91%, in Q2 2023 and YTD 2023, respectively, primarily due to sales of Galleri.
Gross Margin

Dollars in millions	Q2 2023	Q2 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Gross profit (loss):
Core Illumina	$760	$801	$(41)	(5)%	$1,446	$1,651	$(205)	(12)%
GRAIL	(24)	(29)	5	(17)	(50)	(58)	8	(14)
Eliminations	(4)	(5)	1	(20)	(10)	(10)	—	—
Consolidated gross profit	$732	$767	$(35)	(5)%	$1,386	$1,583	$(197)	(12)%

Gross margin:
Core Illumina	65.5%	69.3%			64.7%	69.5%
GRAIL	*	*			*	*
Consolidated gross margin	62.2%	66.0%			61.3%	66.3%
________________

*Not meaningful.

The decrease in Core Illumina gross margin in Q2 2023 and YTD 2023 was driven primarily by less fixed cost leverage on lower manufacturing volumes, lower instrument margins due to the NovaSeq X launch, which is typical with a new platform introduction until we scale manufacturing and gain operating efficiencies, and increased field services and installation costs.
GRAIL gross loss in Q2 2023 and Q2 2022 and YTD 2023 and YTD 2022 was primarily due to amortization of intangible assets of $33 million and $67 million, respectively.
Operating Expense

Dollars in millions	Q2 2023	Q2 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Research and development:
Core Illumina	$274	$249	$25	10%	$532	$486	$46	9%
GRAIL	89	86	3	3	175	171	4	2
Eliminations	(5)	(8)	3	(38)	(8)	(7)	(1)	14
Consolidated research and development	358	327	31	9	699	650	49	8

Selling, general and administrative:
Core Illumina	359	339	20	6	641	590	51	9
GRAIL	91	72	19	26	184	130	54	42
Eliminations	—	(1)	1	(100)	(1)	(1)	—	—
Consolidated selling, general and administrative	450	410	40	10	824	719	105	15

Legal contingency and settlement:
Core Illumina	12	609	(597)	(98)	15	609	(594)	(98)
Total consolidated operating expense	$820	$1,346	$(526)	(39)%	$1,538	$1,978	$(440)	(22)%
Core Illumina R&D expense increased by $25 million, or 10%, in Q2 2023 and by $46 million, or 9%, in YTD 2023 primarily due to an increase in compensation related expenses, including performance-based compensation, as we continue to invest in the research and development of new products and enhancements to existing products, and $12 million for restructuring activities that commenced in Q2 2023, primarily related to employee separation costs.
GRAIL R&D expense increased by $3 million, or 3%, in Q2 2023 and by $4 million, or 2%, in YTD 2023 primarily due to an increase in headcount, including an increase in performance-based compensation, partially offset by lower spend on clinical trials.
Core Illumina SG&A expense increased by $20 million, or 6%, in Q2 2023 and by $51 million, or 9%, in YTD 2023 primarily due to an increase in compensation related expenses, including performance-based compensation, $17 million for restructuring activities that commenced in Q2 2023, consisting primarily of employee separation costs and lease and other asset impairments of $7 million, and costs related to the proxy contest of $25 million and $31 million, respectively, partially offset by decreases in travel and professional services costs. The increase in Q2 2023 was also partially offset by a $10 million favorable impact related to our contingent consideration liability for GRAIL. The increase in YTD 2023 was also due to a $39 million unfavorable loss related to our contingent consideration liability for GRAIL.

GRAIL SG&A expense increased by $19 million, or 26%, in Q2 2023 and by $54 million, or 42%, in YTD 2023 primarily due to an increase in headcount, including an increase in performance-based compensation, and professional services.
Core Illumina legal contingency and settlement in Q2 2023 consisted of an adjustment to our previously recorded accrual for the fine imposed by the European Commission in July 2023. Refer to note “7. Legal Proceedings” for additional details. Core Illumina legal contingency and settlement in YTD 2023 also consisted of a loss related to a patent litigation settlement in Q1 2023. Core Illumina legal contingency and settlement for Q2 2022 and YTD 2022 consisted of an estimated accrual of $453 million related to the fine imposed by the European Commission in July 2023 and an accrual of $156 million related to the settlement of our litigation with BGI.
Other Income (Expense)

Dollars in millions	Q2 2023	Q2 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Interest income	$17	$1	$16	1,600%	$34	$1	$33	3,300%
Interest expense	(19)	(6)	(13)	217	(39)	(12)	(27)	225
Other income (expense), net	1	(53)	54	(102)	(10)	(91)	81	(89)
Total other expense, net	$(1)	$(58)	$57	(98)%	$(15)	$(102)	$87	(85)%
Total other expense, net primarily relates to the Core Illumina segment.
Interest income consisted primarily of interest on our money market funds, which benefited from higher yields in Q2 2023 and YTD 2023 due to rising interest rates. Interest expense consisted primarily of interest on our Term Notes and increased in Q2 2023 and YTD 2023 due to the issuance of our 2025 and 2027 Term Notes in December 2022. The fluctuation in other income (expense), net in Q2 2023 and YTD 2023 was primarily due to lower net losses recognized on our strategic investments, as well as favorable impacts related to our deferred compensation plan assets and Helix contingent value right. We recognized net losses on our strategic investments of $3 million and $19 million in Q2 2023 and YTD 2023, respectively, and $32 million and $76 million in Q2 2022 and YTD 2022, respectively.
Provision (Benefit) for Income Taxes

Dollars in millions	Q2 2023	Q2 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Loss before income taxes	$(89)	$(637)	$548	(86)%	$(167)	$(497)	$330	(66)%
Provision (benefit) for income taxes	145	(102)	247	(242)	64	(48)	112	(233)
Net loss	$(234)	$(535)	$301	(56)%	$(231)	$(449)	$218	(49)%
Effective tax rate	(163.8)%	16.0%			(38.5)%	9.7%
Our effective tax rate was (163.8)% and (38.5)% in Q2 2023 and YTD 2023, respectively, compared to 16.0% and 9.7% in Q2 2022 and YTD 2022, respectively. The variance from the U.S. federal statutory tax rate of 21% for Q2 2023 and YTD 2023 was primarily because of the $112 million and net $64 million income tax expense impact of capitalizing research and development expenses for tax purposes, respectively, and the $69 million and net $25 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, respectively. The income tax expense in Q2 2023 and YTD 2023 were also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

The income tax benefits in Q2 2022 and YTD 2022 had an effective tax rate that was lower than the U.S. federal statutory tax rate of 21% primarily because of the $95 million income tax expense impact from the potential European Commission fine related to the GRAIL transaction which is nondeductible for tax purposes, the $23 million and $27 million income tax expense impact of capitalizing research and development expenses, respectively, and the $6 million and $31 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits, respectively. Our effective tax rate in Q2 2022 and YTD 2022 were also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
Historically we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we concluded for Q2 2023 and YTD 2023 that it was appropriate to determine the provision for income taxes utilizing the year-to-date effective tax rate method. Since minor changes in the estimated income/(loss) before income taxes would result in significant changes in the estimated annual effective tax rate, we determined the year-to-date effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q2 2023 and YTD 2023.
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
LIQUIDITY AND CAPITAL RESOURCES
As of July 2, 2023, we had approximately $1.6 billion in cash and cash equivalents, of which approximately $413 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $458 million from January 1, 2023 due primarily to the repayment of our 2023 Term Notes in Q1 2023 of $500 million and other factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have liquidated our short-term investments and/or issued debt to finance our business needs as a supplement to cash provided by operating activities. As of July 2, 2023, we had $6 million in short-term investments comprised of marketable equity securities.
On July 12, 2023, as a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission imposed a €432 million fine on us, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. As of July 2, 2023, we accrued $471 million included in accrued liabilities. Refer to note “7. Legal Proceedings” for additional details.
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
Our convertible senior notes, with an aggregate principal amount of $750 million, which are due on August 15, 2023 and are classified as short-term, became convertible on May 15, 2023 and remain convertible until August 11, 2023. As of August 9, 2023, none of the notes had been converted.
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
On January 4, 2023, we obtained a new Credit Facility, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of July 2, 2023, there were no borrowings outstanding under the Credit Facility; however, we may draw upon the facility in the future to manage cash flow or for other corporate purposes, including in connection with the payment of the €432 million European Commission fine. We are planning to issue a guarantee and defer the payment of the European Commission fine pending the outcome of our appeal of the EU General Court’s ruling that the European Commission has jurisdiction to review our acquisition of GRAIL under the EU Merger Regulation.
As of July 2, 2023, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $440 million, of which $439 million was included in other long-term liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We expect Covered Revenues for Q2 2023 to be approximately $22 million and for related Covered Revenue Payments to total approximately $209,000 in Q3 2023. In YTD 2023, we paid $400,000 in aggregate Covered Revenue Payments related to Covered Revenues for Q4 2022 and Q1 2023 of $42 million in aggregate.
We grant cash incentive equity awards to GRAIL employees that generally have terms of four years and vest in equal annual installments. As of July 2, 2023, the aggregate cash value of awards outstanding and unvested was $354 million, and we accrued an estimated liability of $57 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of July 2, 2023, it was not probable that the performance conditions associated with the award will be achieved.
We had $6 million and up to $81 million, respectively, remaining in our capital commitments to two venture capital investment funds as of July 2, 2023 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of July 2, 2023 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2023.
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
•the payment of the European Commission fine related to our acquisition of GRAIL;
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

Cash Flow Summary

In millions	YTD 2023	YTD 2022
Net cash provided by operating activities	$115	$297
Net cash used in investing activities	(93)	(239)
Net cash (used in) provided by financing activities	(476)	16
Effect of exchange rate changes on cash and cash equivalents	(4)	(17)
Net (decrease) increase in cash and cash equivalents	$(458)	$57
Operating Activities
Net cash provided by operating activities in YTD 2023 primarily consisted of a net loss of $231 million, plus net adjustments of $515 million, less net changes in operating assets and liabilities of $169 million. The primary adjustments to net loss included depreciation and amortization expense of $215 million, share-based compensation expense of $199 million, deferred income taxes of $36 million, and change in fair value of contingent consideration liabilities of $28 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in accounts receivable and inventory and a decrease in accounts payable, partially offset by an increase in accrued liabilities.
Investing Activities
Net cash used in investing activities totaled $93 million in YTD 2023. We invested $99 million in capital expenditures, primarily associated with our investment in facilities, which was partially offset by sales of our strategic investments of $18 million.
Financing Activities
Net cash used in financing activities totaled $476 million in YTD 2023. We used $500 million to repay our 2023 Term Notes in Q1 2023 and used $12 million to pay taxes related to net share settlement of equity awards, partially offset by $37 million received in proceeds from the sale of shares under our employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though the COVID-19 pandemic, the armed conflict between Russia and Ukraine, and macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2023, with the exception of income taxes as disclosed in note “1. Organization and Significant Accounting Policies.”
RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in YTD 2023, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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
During the second quarter of 2023, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information Section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended April 2, 2023, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factor could adversely affect our operating results and stock price:

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

As previously disclosed, on March 30, 2021, the FTC filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. Illumina submitted its opening appeal brief on June 5, 2023. The FTC submitted its opposition brief on July 26, 2023, and Illumina’s reply brief is due on August 16, 2023. Oral argument is scheduled for September 12, 2023. We intend to continue to vigorously defend against the FTC action.

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

On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. As of July 2, 2023, we accrued $471 million included in accrued liabilities. In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future acquisitions and/or divestitures may result from our decision to proceed with the completion of the Acquisition. We expect to continue to hold the assets or equity interests of GRAIL separate until the applicable legal and regulatory proceedings are completed or, if required, a divestment of GRAIL is effected, and such inability to integrate may materially and adversely affect or prevent the synergies and other benefits we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended July 2, 2023.
Unregistered Sales of Equity Securities
None during the quarterly period ended July 2, 2023.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended July 2, 2023, the following directors and officers adopted, modified or terminated 10b5-1 plans:
•On May 30, 2023, Phil Febbo, Chief Medical Officer, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on December 31, 2024 and provides for the sale of up to 9,294 shares.
•On May 9, 2023, Alex Aravanis, Chief Technology Officer, Head of Research and Product Development, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on May 9, 2024 and provides for the sale of up to 15,486 shares.
On August 7, 2023, Phil Febbo departed the Company, and on August 9, 2023, the Company announced that Alex Aravanis will also depart the Company.
Other than as disclosed above, during the quarterly period ended July 2, 2023, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

+10.1	2000 Employee Stock Purchase Plan, as amended and restated through May 2, 2023					X
31.1	Certification of Charles Dadswell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Joydeep Goswami pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Charles Dadswell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Joydeep Goswami pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

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

ILLUMINA, INC. (registrant)

Date:	August 10, 2023
		By:	/s/ Joydeep Goswami
		Name:	Joydeep Goswami
		Title:	Chief Financial Officer, Chief Strategy and Corporate Development Officer