Form 10-Q
period 2023-10-01
ILLUMINA, INC.
filed 2023-11-13
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 1, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of November 6, 2023, there were 158.8 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 1, 2023

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
•our expectations regarding the outcome of the legal and regulatory proceedings, including appeals, related to our acquisition of GRAIL, Inc. (GRAIL) and other actions that may be taken or pursued by the European Commission, the U.S. Federal Trade Commission (FTC) and/or other governmental or regulatory authorities in connection with such acquisition;
•the transitional measures imposed by the European Commission, the duration and impact of such measures on Illumina and GRAIL, and the appointment of a monitoring trustee to monitor our compliance with such measures;
•the prohibition decision adopted by the European Commission on September 6, 2022 (the Prohibition Decision), informing us of its decision to prohibit our acquisition of GRAIL, and the decision adopted by the European Commission on October 12, 2023 requiring us to (among other things) divest GRAIL and imposing transitional measures (the EC Divestment Decision);
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
•the transitional measures and hold separate requirements imposed by the European Commission, the duration and impact of these requirements on Illumina and GRAIL (which may include material and adverse effects on benefits we expect to achieve as a result of the acquisition of GRAIL, additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations) and the administration of these requirements by an appointed monitoring trustee;
•our compliance with burdensome transitional measures imposed by the European Commission and the risk that the European Commission could impose or seek to impose additional fines and other penalties for alleged noncompliance with these requirements;
•the EC Divestment Decision and the FTC Order, which may each adversely affect us and our business, including current plans and operations, financial condition and results of operations, each requiring us to divest GRAIL and to hold GRAIL separate through the completion of the divestiture, the terms and conditions thereof (including with respect to a divestiture of GRAIL), and the timing of and the risks, costs and business disruptions (including the diversion of management’s attention) associated with such divestiture and/or any related appeals, the implementation thereof or any associated legal or regulatory proceedings or obligations, including any related appeals, and other uncertainties related to our compliance (or ability to comply) with each of the EC Divestment Decision and the FTC Order, which may adversely affect us and our business, including current plans and operations, financial condition and results of operations;
•risks associated with contracts or other agreements containing provisions that might be implicated by any divestiture of GRAIL or the EC Divestment Decision, including our ability to fully realize the anticipated economic benefits of our commercial arrangements with GRAIL and our obligations with respect to contingent value rights (the CVRs) issued by us in connection with the GRAIL acquisition and the risk that we will be unable to fully discharge such obligations in connection with a divestiture of GRAIL, that a divestiture will result in a change in obligor on the CVRs and/or of other consequences related thereto, which may adversely affect us and our business and/or the market value of the CVRs;
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
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings as well as the cost and potential diversion of management resources associated with these proceedings;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, COVID-19 pandemic mitigation measures, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended April 2, 2023 and on Form 10-Q for the period ended July 2, 2023, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	October 1, 2023	January 1, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$927	$2,011
Short-term investments	6	26
Accounts receivable, net	690	671
Inventory, net	615	568
Prepaid expenses and other current assets	268	285
Total current assets	2,506	3,561
Property and equipment, net	1,040	1,091
Operating lease right-of-use assets	581	653
Goodwill	2,527	3,239
Intangible assets, net	3,029	3,285
Other assets	439	423
Total assets	$10,122	$12,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240	$293
Accrued liabilities	1,242	1,232
Term notes, current portion	—	500
Convertible senior notes, current portion	—	748
Total current liabilities	1,482	2,773
Operating lease liabilities	698	744
Term notes	1,489	1,487
Other long-term liabilities	555	649
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	9,487	9,207
Accumulated other comprehensive income	21	3
Retained earnings	157	1,142
Treasury stock, at cost	(3,769)	(3,755)
Total stockholders’ equity	5,898	6,599
Total liabilities and stockholders’ equity	$10,122	$12,252

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue:
Product revenue	$941	$963	$2,864	$3,039
Service and other revenue	178	152	518	462
Total revenue	1,119	1,115	3,382	3,501
Cost of revenue:
Cost of product revenue	293	280	884	866
Cost of service and other revenue	95	72	285	210
Amortization of acquired intangible assets	47	46	143	125
Total cost of revenue	435	398	1,312	1,201
Gross profit	684	717	2,070	2,300
Operating expense:
Research and development	315	325	1,013	975
Selling, general and administrative	303	146	1,127	865
Goodwill and intangible impairment	821	3,914	821	3,914
Legal contingency and settlement	(1)	(11)	14	598
Total operating expense	1,438	4,374	2,975	6,352
Loss from operations	(754)	(3,657)	(905)	(4,052)
Other income (expense):
Interest income	13	3	47	4
Interest expense	(19)	(6)	(59)	(17)
Other expense, net	(22)	(12)	(33)	(103)
Total other expense, net	(28)	(15)	(45)	(116)
Loss before income taxes	(782)	(3,672)	(950)	(4,168)
(Benefit) provision for income taxes	(28)	144	36	97
Net loss	$(754)	$(3,816)	$(986)	$(4,265)
Loss per share:
Basic	$(4.77)	$(24.26)	$(6.23)	$(27.13)
Diluted	$(4.77)	$(24.26)	$(6.23)	$(27.13)
Shares used in computing loss per share:
Basic	158	157	158	157
Diluted	158	157	158	157
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss	$(754)	$(3,816)	$(986)	$(4,265)
Unrealized gain on cash flow hedges, net of deferred tax	9	9	18	22
Total comprehensive loss	$(745)	$(3,807)	$(968)	$(4,243)

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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599
Net income	—	—	—	—	3	—	—	3
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(4)	—	—	—	(4)
Issuance of common stock, net of repurchases	—	—	37	—	—	—	(9)	28
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of April 2, 2023	198	2	9,311	(1)	1,145	(40)	(3,764)	6,693
Net loss	—	—	—	—	(234)	—	—	(234)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(3)	(3)
Share-based compensation	—	—	77	—	—	—	—	77
Reclassification of liability-classified awards	—	—	9	—	—	—	—	9
Balance as of July 2, 2023	198	2	9,397	12	911	(40)	(3,767)	6,555
Net loss	—	—	—	—	(754)	—	—	(754)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	9	—	—	—	9
Issuance of common stock, net of repurchases	—	—	30	—	—	—	(2)	28
Share-based compensation	—	—	60	—	—	—	—	60
Balance as of October 1, 2023	198	$2	$9,487	$21	$157	(40)	$(3,769)	$5,898

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net loss	$(986)	$(4,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	175	158
Amortization of intangible assets	148	130
Share-based compensation expense	286	266
Deferred income taxes	(42)	(40)
Goodwill and intangible (IPR&D) impairment	821	3,914
Property and equipment and right-of-use asset impairment	56	—
Net losses on strategic investments	39	79
(Gain) loss on Helix contingent value right	(8)	8
Payment of accreted debt discount	(15)	—
Change in fair value of contingent consideration liabilities	(82)	(230)
Unrealized loss on foreign exchange translation	21	1
Other	9	6
Changes in operating assets and liabilities:
Accounts receivable	(31)	13
Inventory	(47)	(127)
Prepaid expenses and other current assets	(3)	10
Operating lease right-of-use assets and liabilities, net	(13)	(10)
Other assets	6	17
Accounts payable	(50)	(51)
Accrued liabilities	(25)	388
Other long-term liabilities	(5)	(22)
Net cash provided by operating activities	254	245
Cash flows from investing activities:
Purchases of property and equipment	(144)	(198)
Purchases of strategic investments	(19)	(26)
Sales of strategic investments	18	—
Net cash paid for acquisitions	—	(85)
Cash paid for intangible asset	(1)	(180)
Net cash used in investing activities	(146)	(489)
Cash flows from financing activities:
Debt issuance costs paid for credit facility	(1)	—
Payments on financing obligations	(1,235)	—
Taxes paid related to net share settlement of equity awards	(14)	(19)
Proceeds from issuance of common stock	67	63
Net cash (used in) provided by financing activities	(1,183)	44
Effect of exchange rate changes on cash and cash equivalents	(9)	(32)
Net decrease in cash and cash equivalents	(1,084)	(232)
Cash and cash equivalents at beginning of period	2,011	1,232
Cash and cash equivalents at end of period	$927	$1,000

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
On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is subject to ongoing legal proceedings and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. Refer to note “7. Legal Proceedings” for additional details. GRAIL is a separate reportable segment.
With respect to GRAIL, we have retained advisors and are preparing for sale and capital markets transaction options in accordance with the European Commission’s divestiture order. In parallel, ongoing appeals preserve flexibility for any divestiture of GRAIL and future transactions.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2023 and Q3 2022 refer to the three months ended October 1, 2023 and October 2, 2022, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2023 and 2022 refer to the nine months ended October 1, 2023 and October 2, 2022, respectively, which were both 39 weeks.

Significant Accounting Policies
During YTD 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, with the exception of the following for income taxes:
Historically, we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period, except in Q2 2023 when a year-to-date effective tax rate method was utilized. We determined the estimated annual effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q3 2023 and YTD 2023 since minor changes in the estimated income/(loss) before income taxes would not result in significant changes in the estimated annual effective tax rate.
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
The following table presents the weighted average shares used to calculate basic and diluted loss per share:

In millions	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Weighted average shares used in calculating basic loss per share	158	157	158	157
Weighted average shares used in calculating diluted loss per share	158	157	158	157

Antidilutive shares:
Convertible senior notes	1	2	1	2
Equity awards	3	2	3	2
Potentially dilutive shares excluded from calculation due to antidilutive effect	4	4	4	4

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
Revenue by Source

	Q3 2023			Q3 2022
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$689	$71	$760	$720	$76	$796
Instruments	178	3	181	162	5	167
Total product revenue	867	74	941	882	81	963
Service and other revenue	162	16	178	133	19	152
Total revenue	$1,029	$90	$1,119	$1,015	$100	$1,115

	YTD 2023			YTD 2022
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,108	$219	$2,327	$2,237	$225	$2,462
Instruments	524	13	537	563	14	577
Total product revenue	2,632	232	2,864	2,800	239	3,039
Service and other revenue	456	62	518	390	72	462
Total revenue	$3,088	$294	$3,382	$3,190	$311	$3,501
Revenue by Geographic Area

Based on region of destination (in millions)	Q3 2023	Q3 2022(1)	YTD 2023	YTD 2022(1)
Americas	$663	$597	$1,920	$1,885
Europe	260	259	825	819
Greater China(2)	98	133	302	378
Asia-Pacific, Middle East, and Africa(3)	98	126	335	419
Total revenue	$1,119	$1,115	$3,382	$3,501
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
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of October 1, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $743 million, of which approximately 83% is expected to be converted to revenue in the next twelve months, approximately 10% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $19 million and $17 million as of October 1, 2023 and January 1, 2023, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of October 1, 2023 and January 1, 2023 were $315 million and $308 million, respectively, of which the short-term portions of $242 million and $245 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q3 2023 and YTD 2023 included $43 million and $206 million, respectively, of previously deferred revenue that was included in contract liabilities as of January 1, 2023.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of October 1, 2023 and January 1, 2023, the fair value of our marketable equity securities totaled $6 million and $26 million, respectively.

Gains and losses recognized in other expense, net on our marketable equity securities were as follows:

In millions	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Net gains (losses) recognized during the period on marketable equity securities	$—	$3	$(2)	$(66)
Less: Net losses recognized during the period on marketable equity securities sold during the period	—	—	(2)	—
Net unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$—	$3	$—	$(66)
Non-Marketable Equity Securities
As of October 1, 2023 and January 1, 2023, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $28 million.
Revenue recognized from transactions with our strategic investees was $2 million and $68 million for Q3 2023 and YTD 2023, respectively, and $27 million and $83 million for Q3 2022 and YTD 2022, respectively.
Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $5 million and up to $74 million, respectively, remained callable as of October 1, 2023. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $165 million and $183 million as of October 1, 2023 and January 1, 2023, respectively. We recorded unrealized losses of $19 million and $33 million in Q3 2023 and YTD 2023, respectively, and unrealized losses of $5 million and $11 million in Q3 2022 and YTD 2022, respectively, in other expense, net.
Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. Changes in the fair value of our contingent value right resulted in unrealized gains of $5 million and $8 million in Q3 2023 and YTD 2023, respectively, and unrealized losses of $5 million and $8 million in Q3 2022 and YTD 2022, respectively, which were included in other expense, net.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	October 1, 2023				January 1, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$646	$—	$—	$646	$1,642	$—	$—	$1,642
Marketable equity securities	6	—	—	6	26	—	—	26
Helix contingent value right	—	—	66	66	—	—	58	58
Deferred compensation plan assets	—	57	—	57	—	52	—	52
Total assets measured at fair value	$652	$57	$66	$775	$1,668	$52	$58	$1,778
Liabilities:
Contingent consideration liabilities	$—	$—	$330	$330	$—	$—	$412	$412
Deferred compensation plan liability	—	54	—	54	—	51	—	51
Total liabilities measured at fair value	$—	$54	$330	$384	$—	$51	$412	$463

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
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2022, Q1 2023, and Q2 2023 were $65 million in aggregate and Covered Revenues for Q4 2021, Q1 2022, and Q2 2022 were $32 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were approximately $609,000 and $297,000 in YTD 2023 and YTD 2022, respectively. Pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments in YTD 2022 were applied to reimburse us for certain expenses. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of our contingent consideration liability related to GRAIL was $330 million and $412 million as of October 1, 2023 and January 1, 2023, respectively, of which $329 million and $411 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities.
Changes in the estimated fair value of our contingent consideration liabilities during YTD 2023 were as follows:

In millions
Balance as of January 1, 2023	$412
Change in estimated fair value	(82)
Balance as of October 1, 2023	$330

4. DEBT
Summary of Term Debt Obligations

In millions	October 1, 2023	January 1, 2023
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2025 Term Notes outstanding	500	500
Principal amount of 2023 Term Notes outstanding	—	500
Unamortized discounts and debt issuance costs	(11)	(13)
Net carrying amount of term notes	1,489	1,987
Less: current portion	—	(500)
Term notes, non-current	$1,489	$1,487
Fair value of term notes outstanding (Level 2)	$1,375	$1,913

Interest expense recognized on our term notes, which included amortization of debt discounts and issuance costs, was $18 million and $55 million in Q3 2023 and YTD 2023, respectively, and $4 million and $13 million in Q3 2022 and YTD 2022, respectively.
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
0% Convertible Senior Notes due 2023 (2023 Convertible Notes)
In August 2018, we issued $750 million aggregate principal amount of 2023 Convertible Notes. The notes were convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on conversion rates as defined in the indenture. The 2023 Convertible Notes matured on August 15, 2023, at which time the principal was repaid in cash. We did not issue any shares of common stock in connection with the 2023 Convertible Notes.
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
The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Credit Facility at any time without premium or penalty. As of October 1, 2023, there were no borrowings or letters of credit outstanding under the Credit Facility and we were in compliance with all financial and operating covenants.
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

5. STOCKHOLDERS’ EQUITY
In Q2 2023, the Company’s stockholders approved an amended and restated version of the Company’s 2015 Stock Incentive Plan (2015 Stock Plan) and increased the maximum number of shares authorized for issuance by 8.0 million shares. As of October 1, 2023, approximately 8.2 million shares remained available for future grants under the 2015 Stock Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 1, 2023	1,611	74	$311.23	$446.74
Awarded	2,000	62	$197.09	$245.08
Vested	(118)	—	$296.25	$—
Cancelled	(411)	(96)	$255.53	$300.09
Outstanding at October 1, 2023	3,082	40	$245.37	$198.25
_____________
(1)The number of units reflect the estimated number of shares to be issued at the end of the performance period. For market-based PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Liability-Classified RSU
In Q1 2023, we granted RSU that were to be settled in cash if stockholder approval to increase our share reserve under the amended and restated 2015 Stock Plan was not obtained. In Q2 2023, the Company’s stockholders approved an amended and restated version of the 2015 Stock Plan and increased the maximum number of shares authorized for issuance. Upon such approval, all RSU previously accounted for as liability-classified awards, approximately 557,000 RSU, were reclassified to stockholders’ equity and accounted for prospectively as equity awards. There were no RSU liability-classified awards outstanding as of October 1, 2023.
Market-Based PSU
During YTD 2023, we granted PSU with a market condition that vest based on the Company’s relative total shareholder return (rTSR) as compared to a peer group of companies measured over a three-fiscal year performance period. Depending on the actual performance over the measurement period, an award recipient could receive up to 175% of the granted award. The grant date fair value of such awards is estimated using a Monte Carlo simulation, which includes assumptions for expected volatility, risk-free interest rate and dividend yield. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved. As of October 1, 2023, there were approximately 119,000 PSU with a rTSR market condition granted.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Options(1)	Weighted-Average Exercise Price
Outstanding at January 1, 2023	187	$319.72	17	$85.54
Exercised	(8)	$71.09	(1)	$16.69
Cancelled	(135)	$330.25	—	$—
Outstanding at October 1, 2023	44	$330.25	16	$87.74
Exercisable at October 1, 2023	18	$330.25	—	$—
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
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 1, 2023	$293
Granted	116
Vested and paid in cash	(65)
Cancelled	(28)
Change in fair value	(8)
Outstanding at October 1, 2023	$308
Estimated liability as of October 1, 2023 (included in accrued liabilities)	$42
We recognized share-based compensation expense of $26 million and $72 million in Q3 2023 and YTD 2023, respectively, and $17 million and $46 million in Q3 2022 and YTD 2022, respectively. As of October 1, 2023, approximately $266 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 2.8 years.
In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of October 1, 2023, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the condensed consolidated financial statements to-date.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2023, approximately 0.4 million shares were issued under the ESPP. As of October 1, 2023, there were approximately 12.4 million shares available for issuance under the ESPP.

The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2023 were as follows:

Risk-free interest rate	0.78% - 5.54%
Expected volatility	41% - 51%
Expected term	0.5 - 1.1 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$49.87
Share Repurchases
We did not repurchase any shares during YTD 2023. As of October 1, 2023, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Cost of product revenue	$7	$7	$22	$20
Cost of service and other revenue	2	2	5	4
Research and development	36	37	117	112
Selling, general and administrative	41	37	142	130
Share-based compensation expense, before taxes	86	83	286	266
Related income tax benefits	(19)	(18)	(65)	(60)
Share-based compensation expense, net of taxes	$67	$65	$221	$206
As of October 1, 2023, approximately $582 million of total unrecognized compensation cost related to restricted stock, including RSU and PSU, stock options, including performance stock options, and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.4 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	October 1, 2023	January 1, 2023
Trade accounts receivable, gross	$696	$675
Allowance for credit losses	(6)	(4)
Total accounts receivable, net	$690	$671
Inventory

In millions	October 1, 2023	January 1, 2023
Raw materials	$278	$247
Work in process	423	386
Finished goods	35	28
Inventory, gross	736	661
Inventory reserve	(121)	(93)
Total inventory, net	$615	$568
Accrued Liabilities

In millions	October 1, 2023	January 1, 2023
Legal contingencies(1)	$458	$473
Contract liabilities, current portion	242	245
Accrued compensation expenses	195	188
Accrued taxes payable	65	97
Operating lease liabilities, current portion	85	76
Liability-classified equity incentive awards	42	36
Other, including warranties(2)	155	117
Total accrued liabilities	$1,242	$1,232
_____________
(1)See note “7. Legal Proceedings” for additional details.
(2)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Balance at beginning of period	$20	$21	$18	$22
Additions charged to cost of product revenue	10	5	30	17
Repairs and replacements	(11)	(7)	(29)	(20)
Balance at end of period	$19	$19	$19	$19
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

Restructuring
In Q2 2023, we implemented a cost reduction initiative that included workforce reductions, the consolidation of certain facilities and other actions to reduce expenses, all as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In Q3 2023 and YTD 2023, we recorded restructuring charges primarily consisting of asset impairment charges and employee separation costs.
A summary of the pre-tax restructuring charges are as follows:

In millions	Q3 2023	YTD 2023
Employee separation costs	$7	$33
Asset impairment charges (1)	49	56
Other costs	2	2
Total restructuring charges (2)	$58	$91
_____________
(1)Primarily related to impairment of right-of-use assets and leasehold improvements for our i3 campus in San Diego, California.
(2)For Q3 2023, $55 million was recorded in SG&A expense, $2 million in R&D expense, with the remainder recorded in cost of revenue.
For YTD 2023 $74 million was recorded in SG&A expense, $13 million in R&D expense, with the remainder recorded in cost of revenue.

We fully exited our i3 campus in San Diego, California in Q3 2023, which resulted in a right-of-use asset impairment of $33 million in Q3 2023 and $38 million in YTD 2023, recognized in selling, general and administrative expense. The impairment was determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date. The fair value of the right-of-use asset was estimated using the discounted future cash flows method, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as a discount rate. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We also recorded $14 million in Q3 2023 and $16 million in YTD 2023 of leasehold improvement impairment, recognized in selling, general and administrative expense, related to the exit of our i3 campus. We continue to evaluate our options with respect to our campus in Foster City, California. As of October 1, 2023, we had assets, consisting primarily of right-of-use assets and leasehold improvements, related to our Foster City campus of approximately $182 million.

A summary of the restructuring liability is as follows:

In millions	Employee Separation Costs (1)	Other Costs	Total
Expense recorded in YTD 2023	$33	$2	$35
Cash paid during YTD 2023	(30)	(1)	(31)
Amount recorded in accrued liabilities as of October 1, 2023	$3	$1	$4

Estimated total restructuring costs to still be incurred	$2	$—	$2
_____________
(1)It is expected that substantially all of the employee separation related restructuring charges will be incurred and paid by the end of 2023.
Goodwill and Intangible Assets
We test goodwill for impairment annually, as of May, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We performed our annual impairment test in Q2 2023, as of May 2023. We performed a quantitative assessment for our two reporting units: Core Illumina and GRAIL. No impairment was recorded for either Core Illumina or GRAIL in Q2 2023.

In Q3 2023, we concluded the sustained decrease in the Company’s stock price and overall market capitalization during the quarter was a circumstance indicating the fair value of a reporting unit might be less than its carrying amount that required an interim goodwill and intangible impairment test be performed.
Based on our interim assessment, we concluded that our GRAIL reporting unit’s carrying value exceeded its estimated fair value. As a result, we recorded $712 million of goodwill impairment related to our GRAIL reporting unit in Q3 2023, primarily due to a decrease in the company’s consolidated market capitalization and a higher discount rate selected for the fair value calculation of the GRAIL reporting unit. No impairment was recorded for our Core Illumina reporting unit, noting its fair value exceeded its carrying value by more than $20 billion.
We performed our impairment test using a combination of an income and a market approach to determine the fair value of each reporting unit. The income approach utilized the estimated discounted cash flows for each reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach included projected cash flows and a discount rate for each reporting unit. Discount rates were determined using a weighted average cost of capital for risk factors specific to each reporting unit and other market and industry data. For GRAIL, the selected discount rate was 24.0%. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The assumptions used are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. An increase of 50 to 100 basis points to the discount rate used in our assessment for GRAIL would have resulted in additional goodwill impairment of approximately $200 million to $350 million for GRAIL. In order to further validate the reasonableness of the fair values concluded for our reporting units, a reconciliation to market capitalization was performed by estimating a reasonable implied control premium and other market factors.
As a result of the impairment taken in Q3 2023, the carrying value of our GRAIL reporting unit now approximates its fair value. As such, changes in our future operating results, cash flows, share price (our share price has declined approximately 18% during the period October 1, 2023 to November 6, 2023), market capitalization or discount rates, as well as future regulatory decisions related to our acquisition of GRAIL, including the decision adopted by the European Commission on October 12, 2023 requiring us to divest GRAIL (refer to note “7. Legal Proceedings”), used when conducting future goodwill impairment tests could affect the estimated fair values of our reporting units and may result in additional impairment charges in the future. We will continue to monitor events and circumstances which may suggest that interim impairment indicators are present prior to the annual impairment test. As of October 1, 2023, remaining goodwill allocated to GRAIL was $1,466 million.
In conjunction with the interim goodwill impairment test, we also evaluated the in-process research and development (IPR&D) asset assigned to the GRAIL reporting unit for potential impairment. We performed our impairment test by comparing the carrying value of the IPR&D asset to its estimated fair value, which was determined by the income approach, using a discounted cash flow model. Estimates and assumptions used in the income approach, which represent a Level 3 measurement, included projected cash flows and a selected discount rate of 19.0%. Based on our impairment test, the carrying value of the GRAIL IPR&D asset exceeded its estimated fair value and we recorded an impairment of $109 million in Q3 2023, primarily due to a decrease in projected cash flows and a higher discount rate selected for the fair value calculation of the GRAIL IPR&D asset. As of October 1, 2023, the carrying value of the GRAIL IPR&D asset was $561 million. We also performed a recoverability test for the definite-lived intangible assets assigned to the GRAIL reporting unit, which includes developed technology and trade name, noting no impairment. No impairment was noted for Core Illumina definite-lived intangible assets.
Changes to goodwill during YTD 2023 were as follows:

In millions
Balance as of January 1, 2023 (1)	$3,239
Impairment	(712)
Balance as of October 1, 2023	$2,527
_____________
(1)The balance as of January 1, 2023 is inclusive of a $3,914 million goodwill impairment related to our GRAIL reporting unit in Q3 2022.

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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other expense, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of October 1, 2023, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of October 1, 2023 and January 1, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $912 million and $485 million, respectively. On July 25, 2023, we entered into forward contracts for a total notional amount of €432 million to hedge the foreign currency exposure for the fine imposed by the European Commission on July 12, 2023.
We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other expense, net. As of October 1, 2023, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of October 1, 2023 and January 1, 2023, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $663 million and $425 million, respectively. We reclassified $5 million and $9 million to revenue in Q3 2023 and YTD 2023, respectively, and $16 million and $32 million in Q3 2022 and YTD 2022, respectively. As of October 1, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $27 million and $1 million, respectively. As of January 1, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $8 million and $6 million, respectively. The estimated net gains reported in accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months are $22 million as of October 1, 2023.

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

On March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. The appeal was fully briefed as of November 10, 2022 and oral argument occurred on December 13, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. The appeal was fully briefed as of August 16, 2023 and oral argument occurred on September 12, 2023. We intend to continue to vigorously defend against the FTC action.
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
On October 12, 2023, the European Commission adopted a decision requiring us to (among other things) divest GRAIL, and replacing the interim measures set forth in the New Interim Measures Order with substantially equivalent transitional measures (the EC Divestment Decision). We intend to appeal the EC Divestment Decision.
On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. As of October 1, 2023, we accrued $458 million, including related foreign currency gains (which were recorded in other expense, net), included in accrued liabilities. We appealed the Article 14(2)(b) Decision on September 26, 2023.
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
Derivative and Class Action Complaint
On October 17, 2023, a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al., purportedly brought on behalf of Illumina and public holders of Illumina’s common stock, was filed in the Delaware Court of Chancery against certain current and former directors (including our former Chief Executive Officer). We are named as a nominal defendant in the complaint. The lawsuit alleges the named directors breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition, concealing material facts related to the GRAIL acquisition and making inadequate disclosures. Prior to the filing of the complaint, the purported stockholders did not make a demand that our Board of Directors pursue the claims asserted therein. The complaint seeks damages, costs and expenses, including attorney fees, the certification and consolidation of a putative class, the issuance of amended disclosures, the removal of conflicted directors and declaratory and other equitable relief. Since the lawsuit is brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us. We deny the allegations in the complaint and intend to vigorously defend the litigation. In light of the fact that the lawsuit is in an early stage, we cannot predict the ultimate outcome of the suit.

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
Our effective tax rates for Q3 2023 and YTD 2023 were 3.6% and (3.8)%, respectively, compared to (4.0)% and (2.3)% in Q3 2022 and YTD 2022, respectively. The variance from the U.S. federal statutory tax rate of 21% in Q3 2023 and YTD 2023 was primarily attributable to the $149 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $20 million and $84 million income tax expense impact of research and development expense capitalization for tax purposes, respectively, and the $38 million and $63 million income tax expense impact of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI) and the utilization of U.S. foreign tax credits, respectively. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.

Historically, we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period, except in Q2 2023 when a year-to-date effective tax rate method was utilized. We determined the estimated annual effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q3 2023 and YTD 2023, since minor changes in the estimated income/(loss) before income taxes would not result in significant changes in the estimated annual effective tax rate.
As of October 1, 2023 and January 1, 2023, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $78 million and $116 million, respectively.

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
GRAIL: GRAIL is a healthcare company focused on early detection of multiple cancers.

In millions	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Revenue:
Core Illumina	$1,106	$1,110	$3,341	$3,487
GRAIL	21	10	62	32
Eliminations	(8)	(5)	(21)	(18)
Consolidated revenue	$1,119	$1,115	$3,382	$3,501

Income (loss) from operations:
Core Illumina	$262	$445	$519	$411
GRAIL	(1,015)	(4,101)	(1,424)	(4,460)
Eliminations	(1)	(1)	—	(3)
Consolidated loss from operations	$(754)	$(3,657)	$(905)	$(4,052)
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
Our discussion of our results of operations, financial condition, and cash flow for Q3 2022 and YTD 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended October 2, 2022.
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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. We believe our acquisition of GRAIL will accelerate the adoption of next-generation sequencing based early multi-cancer detection tests, enhance our position in Clinical Genomics, and increase our directly accessible total addressable market. The acquisition is subject to ongoing legal proceedings and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. See note “7. Legal Proceedings” for further details.
With respect to GRAIL, we have retained advisors and are preparing for sale and capital markets transaction options in accordance with the European Commission’s divestiture order. In parallel, ongoing appeals preserve flexibility for any divestiture of GRAIL and future transactions.
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
Financial Overview
Since 2020, the COVID-19 pandemic and international efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions where we sell our products and services and conduct our business operations. In addition, armed conflict between Russia and Ukraine, which began in 2022, and the sanctions imposed by the U.S. and other countries, has impacted our ability to ship products into affected regions and to designated customers. Furthermore, macroeconomic factors such as inflation, exchange rates and concerns about an economic downturn, and competitive challenges in our China region, have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to impact our sales and results of operations for the remainder of 2023, the size and duration of which is significantly uncertain.
Financial highlights for YTD 2023 included the following:
•Revenue decreased 3% in YTD 2023 to $3,382 million compared to $3,501 million in YTD 2022 primarily due to decreases in sequencing consumables revenue and sequencing instruments revenue, partially offset by an increase in service and other revenue. We expect revenue to decrease 2% to 3% in 2023 compared to 2022.
•Gross profit as a percentage of revenue (gross margin) was 61.2% in YTD 2023 compared to 65.7% in YTD 2022. The decrease in gross margin was driven primarily by less fixed cost leverage on lower manufacturing volumes, lower instrument margins due to the NovaSeq X launch in Q1 2023, and unfavorable product mix. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations was $905 million in YTD 2023 compared to $4,052 million in YTD 2022. The decrease was primarily due to a decrease in operating expense of $3,377 million, which included significant decreases in goodwill and intangible impairment of $3,093 million and legal contingency and settlement of $584 million, partially offset by a $230 million decrease in gross profit. We continue to focus on our cost reduction initiatives to accelerate progress toward higher margins and create flexibility for further investment in high-growth areas.

•Our effective tax rate was (3.8)% in YTD 2023 compared to (2.3)% in YTD 2022. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impact of the impairment of goodwill, which is nondeductible for tax purposes, the income tax expense impact of research and development expense capitalization for tax purposes, and the income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q3 2023 with cash, cash equivalents, and short-term investments totaling $933 million, of which approximately $499 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Revenue:
Product revenue	84.1%	86.4%	84.7%	86.8%
Service and other revenue	15.9	13.6	15.3	13.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	26.2	25.1	26.1	24.7
Cost of service and other revenue	8.5	6.5	8.4	6.0
Amortization of acquired intangible assets	4.2	4.1	4.3	3.6
Total cost of revenue	38.9	35.7	38.8	34.3
Gross profit	61.1	64.3	61.2	65.7
Operating expense:
Research and development	28.1	29.1	30.0	27.8
Selling, general and administrative	27.0	13.1	33.3	24.7
Goodwill and intangible impairment	73.4	351.0	24.3	111.8
Legal contingency and settlement	(0.1)	(1.0)	0.4	17.1
Total operating expense	128.4	392.2	88.0	181.4
Loss from operations	(67.3)	(327.9)	(26.8)	(115.7)
Other income (expense):
Interest income	1.2	0.3	1.4	0.1
Interest expense	(1.7)	(0.5)	(1.7)	(0.5)
Other expense, net	(2.1)	(1.1)	(1.0)	(2.9)
Total other expense, net	(2.6)	(1.3)	(1.3)	(3.3)
Loss before income taxes	(69.9)	(329.2)	(28.1)	(119.0)
(Benefit) provision for income taxes	(2.5)	12.9	1.1	2.8
Net loss	(67.4)%	(342.1)%	(29.2)%	(121.8)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q3 2023	Q3 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Core Illumina:
Consumables	$766	$801	$(35)	(4)%	$2,344	$2,478	$(134)	(5)%
Instruments	182	167	15	9	539	578	(39)	(7)
Total product revenue	948	968	(20)	(2)	2,883	3,056	(173)	(6)
Service and other revenue	158	142	16	11	458	431	27	6
Total Core Illumina revenue	1,106	1,110	(4)	—	3,341	3,487	(146)	(4)
GRAIL:
Service and other revenue	21	10	11	110	62	32	30	94
Eliminations	(8)	(5)	(3)	60	(21)	(18)	(3)	17
Total consolidated revenue	$1,119	$1,115	$4	—	$3,382	$3,501	$(119)	(3)%
The decrease in Core Illumina consumables revenue in Q3 2023 and YTD 2023 was primarily due to a decrease in sequencing consumables revenue of $30 million and $127 million, respectively, driven primarily by lower NovaSeq 6000 consumables pull-through as some of our high throughput customers continue to transition to NovaSeq X, as well as the impact of macroeconomic conditions on customer purchasing power and project planning. Core Illumina instruments revenue increased in Q3 2023 due to an increase in sequencing instruments revenue of $17 million, driven primarily by shipments of our NovaSeq X instrument, offset by fewer shipments of our NovaSeq 6000 and NextSeq instruments. Core Illumina instruments revenue decreased in YTD 2023 due to a decrease in sequencing instruments revenue of $38 million, driven primarily by fewer shipments of our NovaSeq 6000, NextSeq and MiSeq instruments, partially offset by shipments of NovaSeq X that launched in Q1 2023. Core Illumina service and other revenue increased in Q3 2023 and YTD 2023 primarily due to increased revenue from extended maintenance service contracts on a growing installed base. The increase in YTD 2023 was partially offset by decreases in revenues from development and licensing agreements and genotyping services. Additionally, Core Illumina revenue was favorably impacted by $9 million in Q3 2023 and adversely impacted by $26 million in YTD 2023, due to foreign exchange rate fluctuations, which included $5 million and $9 million reclassified to revenue in Q3 2023 and YTD 2023, respectively, related to our cash flow hedges.
GRAIL service and other revenue increased $11 million, or 110%, and $30 million, or 94%, in Q3 2023 and YTD 2023, respectively, primarily due to sales of Galleri.
Gross Margin

Dollars in millions	Q3 2023	Q3 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Gross profit (loss):
Core Illumina	$715	$753	$(38)	(5)%	$2,161	$2,405	$(244)	(10)%
GRAIL	(27)	(32)	5	(16)	(77)	(91)	14	(15)
Eliminations	(4)	(4)	—	—	(14)	(14)	—	—
Consolidated gross profit	$684	$717	$(33)	(5)%	$2,070	$2,300	$(230)	(10)%

Gross margin:
Core Illumina	64.7%	67.9%			64.7%	69.0%
GRAIL	*	*			*	*
Consolidated gross margin	61.1%	64.3%			61.2%	65.7%
________________

*Not meaningful.

The decrease in Core Illumina gross margin in Q3 2023 and YTD 2023 was driven primarily by less fixed cost leverage on lower manufacturing volumes, lower instrument margins due to the NovaSeq X launch, which is typical with a new platform introduction until we scale manufacturing and gain operating efficiencies, and unfavorable product mix, as well as increased field services and installation costs, partially offset by lower freight costs.
GRAIL gross loss in Q3 2023 and Q3 2022 and YTD 2023 and YTD 2022 was primarily due to amortization of intangible assets of $33 million and $100 million, respectively.
Operating Expense

Dollars in millions	Q3 2023	Q3 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Research and development:
Core Illumina	$238	$253	$(15)	(6)%	$771	$740	$31	4%
GRAIL	79	74	5	7	254	245	9	4
Eliminations	(2)	(2)	—	—	(12)	(10)	(2)	20
Consolidated research and development	315	325	(10)	(3)	1,013	975	38	4

Selling, general and administrative:
Core Illumina	216	66	150	227	857	656	201	31
GRAIL	87	81	6	7	271	210	61	29
Eliminations	—	(1)	1	(100)	(1)	(1)	—	—
Consolidated selling, general and administrative	303	146	157	108	1,127	865	262	30

Goodwill and intangible impairment:
GRAIL	821	3,914	(3,093)	(79)	821	3,914	(3,093)	(79)

Legal contingency and settlement:
Core Illumina	(1)	(11)	10	(91)	14	598	(584)	(98)
Total consolidated operating expense	$1,438	$4,374	$(2,936)	(67)%	$2,975	$6,352	$(3,377)	(53)%
Core Illumina R&D expense decreased by $15 million, or 6%, in Q3 2023 primarily due to decreases in expenses related to lab supplies, professional services, recruiting, and travel, as we continue to focus on our cost reduction initiatives. Core Illumina R&D expense increased by $31 million, or 4%, in YTD 2023 primarily due to an increase in compensation related expenses, including performance-based compensation, as we continue to invest in the research and development of new products and enhancements to existing products and $13 million for restructuring activities that commenced in Q2 2023, primarily related to employee separation costs. The increase in YTD 2023 was partially offset by decreases in expenses related to lab supplies, professional services, recruiting, and travel.
GRAIL R&D expense increased by $5 million, or 7%, in Q3 2023 and by $9 million, or 4%, in YTD 2023 primarily due to an increase in headcount and employee related compensation costs, as well as an increase in lab and consumables spend, partially offset by a decrease in clinical trial costs.
Core Illumina SG&A expense increased by $150 million, or 227%, in Q3 2023 primarily due to a lower gain recognized on our contingent consideration liability in Q3 2023 as compared to Q3 2022 (recognized a gain of $110 million and $219 million in Q3 2023 and Q3 2022, respectively, primarily related to the GRAIL CVRs) and $55 million for restructuring activities, primarily related to lease and other asset impairments, partially offset by decreases in professional services and travel. Core Illumina SG&A expense increased by $201 million, or 31%, in YTD 2023 primarily due to a lower gain recognized on our contingent consideration liability in YTD 2023 as compared to YTD 2022 (recognized a net gain of $82 million and $230 million in YTD 2023 and YTD 2022, respectively, primarily related to the GRAIL CVRs), $74 million for restructuring activities that commenced in Q2 2023, primarily related to lease and other asset impairments and employee separation costs, and costs related to the proxy contest of $29 million, partially offset by decreases in professional services and recruiting costs.
GRAIL SG&A expense increased by $6 million, or 7%, in Q3 2023 and by $61 million, or 29%, in YTD 2023 primarily due to an increase in headcount and employee related compensation costs. The increase in YTD 2023 was also due to increases in professional services and marketing related spend.
GRAIL goodwill and intangible impairment for Q3 2023 and YTD 2023 consisted of goodwill impairment of $712 million and IPR&D intangible asset impairment of $109 million as a result of performing an interim impairment test due to the identification of a triggering event in Q3 2023. See note “6. Supplemental Balance Sheet Details” for additional details. GRAIL goodwill and intangible impairment for Q3 2022 and YTD 2022 consisted of a goodwill impairment charge of $3,914 million as a result of performing an interim impairment test in Q3 2022.
Core Illumina legal contingency and settlement in Q3 2023 consisted of a gain on a patent litigation settlement. Core Illumina legal contingency and settlement in YTD 2023 also consisted of an adjustment to our previously recorded accrual for the fine imposed by the European Commission in July 2023 (refer to note “7. Legal Proceedings” for additional details) and a loss related to a patent litigation settlement in Q1 2023. Core Illumina legal contingency and settlement for Q3 2022 consisted of a gain of $11 million as a result of releasing $6 million of a previously recorded litigation accrual and $5 million of gain contingency recognized in Q3 2022 related to the settlement of our litigation with BGI. Core Illumina legal contingency and settlement for YTD 2022 consisted of an accrual of $453 million for the fine that the European Commission imposed and a net loss of $145 million related to the settlement of our litigation with BGI.

Other Income (Expense)

Dollars in millions	Q3 2023	Q3 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Interest income	$13	$3	$10	333%	$47	$4	$43	1,075%
Interest expense	(19)	(6)	(13)	217	(59)	(17)	(42)	247
Other expense, net	(22)	(12)	(10)	83	(33)	(103)	70	(68)
Total other expense, net	$(28)	$(15)	$(13)	87%	$(45)	$(116)	$71	(61)%
Total other expense, net primarily relates to the Core Illumina segment.
Interest income consisted primarily of interest on our money market funds, which benefited from higher yields in Q3 2023 and YTD 2023 due to rising interest rates. Interest expense consisted primarily of interest on our Term Notes and increased in Q3 2023 and YTD 2023 due to the issuance of our 2025 and 2027 Term Notes in December 2022. The fluctuation in other expense, net in Q3 2023 was primarily due to higher net losses recognized on our strategic investments as compared to Q3 2022 and a net unrealized foreign currency loss related to the fine imposed by the European Commission, partially offset by a favorable impact related to our Helix contingent value right. The fluctuation in other expense, net in YTD 2023 was primarily due to lower net losses recognized on our strategic investments as compared to YTD 2022 ($39 million and $79 million in YTD 2023 and YTD 2022, respectively) and favorable impacts related to our Helix contingent value right and deferred compensation plan assets, partially offset by a net unrealized foreign currency loss related to the fine imposed by the European Commission.
(Benefit) Provision for Income Taxes

Dollars in millions	Q3 2023	Q3 2022	Change	% Change	YTD 2023	YTD 2022	Change	% Change
Loss before income taxes	$(782)	$(3,672)	$2,890	(79)%	$(950)	$(4,168)	$3,218	(77)%
(Benefit) provision for income taxes	(28)	144	(172)	(119)	36	97	(61)	(63)
Net loss	$(754)	$(3,816)	$3,062	(80)%	$(986)	$(4,265)	$3,279	(77)%
Effective tax rate	3.6%	(4.0)%			(3.8)%	(2.3)%
Our effective tax rate was 3.6% and (3.8)% in Q3 2023 and YTD 2023, respectively, compared to (4.0)% and (2.3)% in Q3 2022 and YTD 2022, respectively. The variance from the U.S. federal statutory tax rate of 21% for Q3 2023 and YTD 2023 was primarily because of the $149 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $20 million and $84 million income tax expense impact of capitalizing research and development expenses for tax purposes, respectively, and the $38 million and $63 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, respectively. The income tax expense in Q3 2023 and YTD 2023 were also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
The income tax benefits in Q3 2022 and YTD 2022 had an effective tax rate that was lower than the U.S. federal statutory tax rate of 21% primarily because of the $822 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $64 million and $91 million income tax expense impact of capitalizing research and development expenses, respectively, and the $30 million and $60 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits, respectively. The YTD 2022 income tax benefit was also impacted by the $95 million income tax expense impact from the European Commission fine related to the GRAIL acquisition, which was accrued in Q2 2022 and is nondeductible for tax purposes. Our effective tax rate in Q3 2022 and YTD 2022 were also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

Historically, we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period, except in Q2 2023 when a year-to-date effective tax rate method was utilized. We determined the estimated annual effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q3 2023 and YTD 2023, since minor changes in the estimated income/(loss) before income taxes would not result in significant changes in the estimated annual effective tax rate.
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
LIQUIDITY AND CAPITAL RESOURCES
As of October 1, 2023, we had approximately $927 million in cash and cash equivalents, of which approximately $499 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $1,084 million from January 1, 2023 due primarily to the repayment of our 2023 Term Notes in Q1 2023 of $500 million, the repayment of our 2023 Convertible Notes in Q3 2023 of $750 million, and other factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have liquidated our short-term investments and/or issued debt to finance our business needs as a supplement to cash provided by operating activities. As of October 1, 2023, we had $6 million in short-term investments comprised of marketable equity securities.
On July 12, 2023, as a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission imposed a €432 million fine on us, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. As of October 1, 2023, we accrued $458 million, including related foreign currency gains, included in accrued liabilities. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. Refer to note “7. Legal Proceedings” for additional details.
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
Our convertible senior notes, with an aggregate principal amount of $750 million, matured on August 15, 2023, at which time the principal was repaid in cash. We did not issue any shares of common stock.
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
On January 4, 2023, we obtained a new Credit Facility, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of October 1, 2023, there were no borrowings outstanding under the Credit Facility; however, we may draw upon the facility in the future to manage cash flow or for other corporate purposes, including in connection with the payment of the €432 million European Commission fine. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision.

As of October 1, 2023, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $330 million, of which $329 million was included in other long-term liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We expect Covered Revenues for Q3 2023 to be approximately $21 million and for related Covered Revenue Payments to total approximately $194,000 in Q4 2023. In YTD 2023, we paid $609,000 in aggregate Covered Revenue Payments related to Covered Revenues for Q4 2022, Q1 2023, and Q2 2023 of $65 million in aggregate.
We grant cash incentive equity awards to GRAIL employees that generally have terms of four years and vest in equal annual installments. As of October 1, 2023, the aggregate cash value of awards outstanding and unvested was $308 million, and we accrued an estimated liability of $42 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of October 1, 2023, it was not probable that the performance conditions associated with the award will be achieved.
We had $5 million and up to $74 million, respectively, remaining in our capital commitments to two venture capital investment funds as of October 1, 2023 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of October 1, 2023 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2023.
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
•the requirement to ensure that GRAIL has access to sufficient funds, at the time of a divestment, to cover at least 2.5 years of operations according to its latest long-range plan per the EC Divestment Decision;
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

Cash Flow Summary

In millions	YTD 2023	YTD 2022
Net cash provided by operating activities	$254	$245
Net cash used in investing activities	(146)	(489)
Net cash (used in) provided by financing activities	(1,183)	44
Effect of exchange rate changes on cash and cash equivalents	(9)	(32)
Net decrease in cash and cash equivalents	$(1,084)	$(232)
Operating Activities
Net cash provided by operating activities in YTD 2023 primarily consisted of a net loss of $986 million, plus net adjustments of $1,408 million, less net changes in operating assets and liabilities of $168 million. The primary adjustments to net loss included goodwill and intangible (IPR&D) impairment of $821 million, depreciation and amortization expense of $323 million, share-based compensation expense of $286 million, property and equipment and right-of-use asset impairment of $56 million, net losses on strategic investments of $39 million and an unrealized loss on foreign exchange translation of $21 million, partially offset by change in fair value of contingent consideration liabilities of $82 million and deferred income taxes of $42 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory and accounts receivable and decreases in accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities totaled $146 million in YTD 2023. We invested $144 million in capital expenditures, primarily associated with our investment in facilities, and $19 million was used for purchases of strategic investments, partially offset by sales of our strategic investments of $18 million.
Financing Activities
Net cash used in financing activities totaled $1,183 million in YTD 2023. We used $500 million to repay our 2023 Term Notes in Q1 2023, used $750 million to repay our 2023 Convertible Notes in Q3 2023, and used $14 million to pay taxes related to net share settlement of equity awards, partially offset by $67 million received in proceeds from the sale of shares under our employee stock purchase plan.
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
During the third quarter of 2023, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended April 2, 2023 and on Form 10-Q for the period ended July 2, 2023, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, Form 10-Q for Q1 2023 and Form 10-Q for Q2 2023, the issues raised in the following risk factor could adversely affect our operating results and stock price:
Our acquisition of GRAIL remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union. Adverse decisions by the EU and/or U.S. courts, the European Commission, the FTC and/or other governmental or regulatory authorities, that have been issued in the past or may be issued in the future, and/or other adverse consequences resulting from our decision to proceed with the completion of the acquisition, have resulted in significant financial penalties, operational restrictions and increased costs, and could result in similar additional future consequences or further result in loss of revenues, implicate our existing contractual arrangements or require us to divest all or a portion of the assets or equity interests of GRAIL on terms that are materially worse than the terms on which we acquired GRAIL, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation.
As previously disclosed, on March 30, 2021, the FTC filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. Illumina submitted its opening appeal brief on June 5, 2023. The appeal was fully briefed as of August 16, 2023 and oral argument occurred on September 12, 2023. We intend to continue to vigorously defend against the FTC action.
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
As previously disclosed, on October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order), which was renewed on October 28, 2022 (subject to certain operational modifications and also expressly prohibits Illumina from selling, transferring, encumbering or otherwise disposing of GRAIL or any of GRAIL’s assets), provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we appoint an independent firm as monitoring trustee to monitor our compliance with the Initial Interim Measures Order. An independent monitoring trustee has been appointed. Such hold separate arrangement, and our obligations pursuant thereto, have imposed implementation and administrative processes and additional legal, financial advisory, regulatory and other professional services costs, which have been burdensome to implement and administer, and which we expect to continue for the duration of the hold separate arrangement (in the form of transitional measures imposed on Illumina pursuant to a decision adopted by the European Commission on October 12, 2023 (the EC Divestment Decision), which replaced the New Interim Measures Order). Such burdens and additional costs, independently or together with additional burdens, costs and/or liabilities arising from such arrangement, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations and have an adverse impact on our ability to achieve the anticipated benefits of the Acquisition, as further explained below. Moreover, our failure to comply with the terms of the EC

Divestment Decision may result in the European Commission seeking to impose fines or other penalties on us. On January 10, 2023, we filed an action with the EU General Court asking for annulment of the New Interim Measures Order. On January 20, 2023, the European Commission requested that these proceedings be stayed pending our appeal on jurisdiction.
We submitted a filing indicating that we had no objections to the European Commission’s request, and the EU General Court stayed the proceedings on February 21, 2023.
On September 6, 2022, the European Commission announced that it had completed its Phase II review of the Acquisition and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. On November 17, 2022, we filed an action with the EU General Court asking for annulment of the Prohibition Decision. On October 12, 2023, the European Commission adopted the EC Divestment Decision requiring us to (among other things) divest GRAIL and imposing the transitional measures. We intend to appeal the EC Divestment Decision.
The Prohibition Decision, the EC Divestment Decision, and any order or decision by the FTC or any other governmental or regulatory authority pursuant to which Illumina is required to divest GRAIL (an FTC Divestment Decision), if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, and our obligations pursuant thereto, have imposed in the past and may impose in the future significant costs and additional liabilities on us, including significant legal, financial advisory, regulatory and other professional services fees and additional expenses, and may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Such adverse effects could include being required to divest GRAIL on terms that are materially worse than the terms on which we acquired GRAIL. Furthermore, we may not be able to direct the timing, structure or financial terms of such divestment, which could result in negative financial or tax consequences. For example, we are unlikely to be able to, in a sale of GRAIL, effect such sale in a non-taxable transaction and so would incur significant tax liabilities attributable to the recognition of taxable gain equal to the difference between (i) the fair market value of any consideration received and (ii) our tax basis in GRAIL (which tax basis is currently estimated to be between zero and $500 million). In addition, any such divestment will likely implicate certain provisions in our third-party contracts and other agreements, including our obligations with respect to the contingent value rights (the CVRs) issued by us as part of the Acquisition. We may be unable to fully discharge our obligations with respect to the CVRs in connection with any such divestiture, and/or such divestiture may result in a change in obligor on the CVRs. Moreover, the business of GRAIL may be adversely affected by any such divestment, which could adversely affect the market value of the CVRs. The EC Divestment Decision requires us to ensure that GRAIL has access to sufficient funds to cover at least 2.5 years of operations according to its latest long-range plan.
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
The Initial Interim Measures Order, the New Interim Measures Order, the Prohibition Decision, and the EC Divestment Decision, or an FTC Divestment Decision or any other order or decision by any other governmental or regulatory authority, if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, have in the past and could may also in the future divert management’s attention and company resources away from existing operations and other opportunities that may have been beneficial to us, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation. We have experienced and might continue to experience negative impacts on our stock price. We cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities, or our ability to successfully complete future transactions, our ability to attract, retain and motivate customers, key personnel and those with whom we conduct business may result.
On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. As of October 1, 2023, we accrued $458 million, including related foreign currency gains, included in accrued liabilities. In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities or our ability to successfully complete future acquisitions and/or divestitures may result from our decision to proceed with the completion of the Acquisition. We expect to continue to hold the assets or equity interests of GRAIL separate until the applicable legal and regulatory proceedings are completed or, if required, a divestment of GRAIL is effected, and such inability to integrate may materially and adversely affect or prevent the synergies and other benefits we expect to achieve as a result of the Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements.
Furthermore, we have and may continue to become subject to stockholder inspection demands under Delaware law, investigations initiated by regulators and law firms, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential reputational damage. The GRAIL acquisition and subsequent litigation resulted in (i) the announcement of an investigation by the SEC and others by law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties, corporate wrongdoing or a lack of independence of the members of the Board; and (iii) the filing of a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al.. The complaint, purportedly brought on behalf of Illumina and public holders of Illumina’s common stock, was filed in the Delaware Court of Chancery against certain current and former directors (including our former Chief Executive Officer). We are named as a nominal defendant in the complaint. The lawsuit alleges the named directors breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition, concealing material facts related to the GRAIL acquisition and making inadequate disclosures. See note “7. Legal Proceedings” for further details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended October 1, 2023.
Unregistered Sales of Equity Securities
None during the quarterly period ended October 1, 2023.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended October 1, 2023, the following directors and officers adopted, modified or terminated 10b5-1 plans:
•On September 26, 2023, Phil Febbo, our former Chief Medical Officer, terminated a trading arrangement he had previously adopted with respect to the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Arrangement”) in connection with his departure from the Company. Mr. Febbo’s Rule 10b5-1 Trading Arrangement was adopted on May 30, 2023, had a termination date of December 31, 2024, and provided for the sale of up to 9,294 shares of common stock pursuant to the terms of the plan.
Other than as disclosed above, during the quarterly period ended October 1, 2023, (i) none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” and (ii) the Company did not adopt a “10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

+10.1	Offer Letter to Jacob Thaysen, dated August 31, 2023	8-K	001-35406	10.1	9/5/2023

+10.2	Amended and Restated Offer Letter to Jacob Thaysen, dated November 8, 2023	8-K	001-35406	10.3	11/9/2023

+10.3	Separation Agreement and Release of All Claims by and between Illumina, Inc. and Phil Febbo, dates as of September 5, 2023					X

31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Joydeep Goswami pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Joydeep Goswami pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

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

ILLUMINA, INC. (registrant)

Date:	November 9, 2023
		By:	/s/ Joydeep Goswami
		Name:	Joydeep Goswami
		Title:	Chief Financial Officer, Chief Strategy and Corporate Development Officer