Form 10-K
period 2023-12-31
ILLUMINA, INC.
filed 2024-02-16
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
 Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of February 9, 2024, there were 158.9 million shares (excluding 40.0 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price for the common stock on The Nasdaq Global Select Market on June 30, 2023 (the last trading day before July 2, 2023), was $26.5 billion. This amount excludes an aggregate of approximately 16.9 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
•our expectations regarding the pending divestiture of GRAIL, LLC (f/k/a GRAIL, Inc.) (GRAIL);

•the transitional measures imposed by the European Commission in connection with our acquisition of GRAIL, the duration and impact of such measures on Illumina and GRAIL, and the appointment of a monitoring trustee to monitor our compliance with such measures;

•the prohibition decision adopted by the European Commission on September 6, 2022 (the Prohibition Decision), informing us of its decision to prohibit our acquisition of GRAIL, and the decision adopted by the European Commission on October 12, 2023, requiring us to (among other things) divest GRAIL and imposing transitional measures (the EC Divestment Decision);

•any future order issued by the Federal Trade Commission (FTC) requiring us to, among other things, divest GRAIL and to hold GRAIL separate through the completion of the divestiture;

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
•risks and uncertainties regarding legal and regulatory proceedings, including the failure to obtain or delays in obtaining the required regulatory approvals or clearances including for the divestiture of GRAIL and other actions that have been or may be taken or pursued by the European Commission, the FTC and/or other governmental or regulatory authorities in connection with such acquisition;
•the burdensome transitional measures and hold separate requirements imposed by the European Commission, the duration and impact of these requirements on Illumina and GRAIL (which may include additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations), the administration of these requirements by an appointed monitoring trustee and the risk that the European Commission could impose or seek to impose additional fines and other penalties for alleged noncompliance with these requirements;
•the EC Divestment Decision and any future FTC order, which may each adversely affect us and our business, including current plans and operations, financial condition and results of operations, each requiring us to divest GRAIL and to hold GRAIL separate through the completion of the divestiture, the terms and conditions thereof (including with respect to a divestiture of GRAIL), and the timing of and the risks, costs and business disruptions (including the diversion of management’s attention) associated with such divestiture and/or any related appeals, the implementation thereof or any associated legal or regulatory proceedings or obligations, including any related appeals, and other uncertainties related to our compliance (or ability to comply) with each of the EC Divestment Decision and any future FTC order, which may adversely affect us and our business, including current plans and operations, financial condition and results of operations;
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
•our ability to satisfy the necessary conditions to consummate the divestiture of GRAIL on a timely basis or at all, due to the requirements under the EC Divestment Decision;
•the risks and costs associated with the divestiture of GRAIL;
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
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings, as well as the cost and potential diversion of management resources associated with these proceedings;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of this report, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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
_______________________________________

Assign, BaseSpace, BeadArray, Bluebee, BlueFuse, BlueGnome, cBot, Clarity LIMS, CircLigase, COVIDSeq, DesignStudio, DRAGEN, DRAGEN ORA, Emedgene, Enancio, FastTrack, Flow, Genetic Energy, GenomeStudio, Genomics Suite, Golden Gate, HiSeq, iHope, Illumina, Illumina Connected Analytics, Illumina Propel Certified, Infinium, iScan, iSelect, iSeq, MiniSeq, MiSeq, MiSeq FGx, Nextera, NextSeq, NovaSeq, Partek, Pattern Visualization System, Powered by Illumina, Praxis, Ribo-Zero, SureCell, The Analytical Spreadsheet, TruGenome, TruSeq, TruSight, Turning Data Into Discovery, Verifi, Verinata, Verinata Health, VeriSeq, XLEAP-SBS, the pumpkin orange color, and the Genetic Energy / streaming bases design are trademarks or registered trademarks of Illumina, Inc.

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
_______________________________________

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2023, 2022, and 2021 refer to fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Fiscal years 2023, 2022, and 2021 were all 52 weeks.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is subject to ongoing legal proceedings and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. See note “8. Legal Proceedings” for further details. We have included the financial results of GRAIL in our consolidated financial statements from the date of acquisition. On December 17, 2023, we announced that we will divest GRAIL. The divestiture of GRAIL is expected to be executed through a third-party sale or capital markets transaction in accordance with the EC Divestment Decision, with the goal of finalizing the terms of the divestiture by the end of the second quarter of 2024. There can be no assurance regarding the ultimate timing of the divestiture of GRAIL.

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

Most of our product sales consist of sequencing- and array-based instruments and consumables, which include reagents, flow cells, and library preparation, based on our proprietary technologies. We also perform various services for our customers. In 2023, 2022, and 2021, instrument sales represented 16%, 16%, and 17%, respectively, of total revenue; consumable sales represented 68%, 70%, and 71%, respectively, of total revenue; and services represented 16%, 14%, and 12%, respectively, of total revenue.

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

Our DNA sequencing technology is based on our proprietary reversible terminator-based sequencing chemistry, referred to as sequencing by synthesis (SBS) biochemistry. SBS tracks the addition of labeled nucleotides as the DNA chain is copied in a massively parallel fashion. In 2023, we launched XLEAP-SBSTM, a faster, higher quality, and more robust version of our SBS chemistry that delivers the highest level of data accuracy and performance. Our XLEAP-SBS sequencing technology provides researchers with a broad range of applications and the ability to sequence more than 20,000 human genomes per year.

Our sequencing platforms can generate between 500 megabases (Mb) and 16.0 terabases (Tb) (equivalent to approximately 128 human genomes) of genomic data in a single run, depending on the instrument and application.

There are different price points per gigabase (Gb) for each instrument, and for different applications, which range from small-genome, amplicon, and targeted gene-panel sequencing to population-scale whole human genome sequencing. Since we launched our first sequencing system in 2007, our systems have significantly reduced the cost of sequencing. In 2023, we launched the NovaSeqTM X Plus, our new production-scale sequencing system that can sequence a human genome for as little as $200.

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

In 2023, 2022, and 2021, total sequencing revenue comprised 91% of total revenue for all periods.

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

In 2023, 2022, and 2021, total array revenue comprised 9% of total revenue for all periods.

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

Services

We offer support services to customers who have purchased our products. In addition, we provide whole-genome sequencing, genotyping, NIPT, and product support services. Human whole-genome sequencing services are provided through our CLIA-certified, CAP-accredited laboratory. Using our services, customers can perform whole-genome sequencing projects and microarray projects (including large-scale genotyping studies and whole-genome association studies). We also provide NIPT services through our partner laboratories that direct samples to us on a test send-out basis in our CLIA-certified, CAP-accredited laboratory.

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

Intellectual Property

We have an extensive intellectual property portfolio. As of January 2, 2024, excluding GRAIL, we owned or had exclusive licenses to 1,243 issued U.S. patents and 1,101 pending U.S. patent applications and an additional 8,650 issued patents outside the U.S. and 5,947 pending patent applications outside the U.S. Our issued and pending patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, software, bioinformatics, and chemical-detection technologies, and our issued patents have terms that expire between 2024 and 2048. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

GRAIL owns certain patent applications and intellectual property and exclusively licenses certain patents, patent applications, and other intellectual property from third parties. GRAIL’s patent portfolio broadly relates to methods, techniques and chemistry used to generate and analyze data using its proprietary bioinformatics and classifiers, including, for example, cfNA sequencing, marker panels, methylation signatures, bioinformatics techniques and biologically directed machine learning classifiers, which are incorporated into GRAIL’s products. As of January 2, 2024, GRAIL had exclusive licenses to more than 550 issued or granted patents and more than 830 pending patent applications globally, including more than 80 issued U.S. patents. GRAIL also owned or co-owned more than 620 pending patent applications globally, including more than 190 pending U.S. non-provisional and provisional patent applications. GRAIL’s patent portfolio includes patents and patent applications related to sequencing, library preparation and enrichment, marker panels, methylation profiling, and bioinformatic techniques and classifiers. GRAIL’s licensed patents are expected to begin expiring in 2027. The patents that GRAIL owns or co-owns, are expected to begin expiring in 2037. These estimated expiration dates factor in terminal disclaimers and patent term adjustments for patents granted in the United States. Jurisdictions outside the United States may have different patent lifespans and expiration rules, and extensions may or may not be available in these jurisdictions, which are not factored into these estimates.

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

Research and development expense in 2023, 2022, and 2021 was $1,354 million, $1,321 million, and $1,185 million, respectively. We expect research and development expense for Core Illumina to slightly increase during 2024 to support business growth and continuing expansion in research and product-development efforts.

Marketing and Distribution

We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We expect to continue increasing our sales and distribution resources during 2024 and beyond as we launch new products and expand our potential customer base.

Manufacturing

We manufacture sequencing and array platforms and reagent kits. In 2023, we continued to increase our manufacturing capacity, and we expect to increase our manufacturing capacity again in 2024 to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to health and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.

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

Segment and Geographic Information

We have two reportable segments, Core Illumina and GRAIL. On August 18, 2021, we acquired GRAIL, and it operates as a separate reportable segment. We have included the financial results of GRAIL in our consolidated financial statements from the date of acquisition. Core Illumina relates to our core operations, excluding the results of GRAIL. See note “11. Segments and Geographic Data” within the Consolidated Financial Statements section of this report for further information concerning our reportable segments.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, China, and the Asia-Pacific region. Shipments to customers outside the United States totaled $2,145 million, or 48%, of total revenue, in 2023, compared to $2,294 million, or 50%, and $2,331 million, or 52%, in 2022 and 2021, respectively. We consider the U.S. dollar to be the functional currency of our international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note “1. Organization and Significant Accounting Policies” and note “2. Revenue” within the Consolidated Financial Statements section of this report for further information concerning our foreign and domestic operations.

Backlog

Our backlog was approximately $653 million and $1,030 million as of December 31, 2023 and January 1, 2023, respectively. Generally, our backlog consists of orders believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect approximately 82% of our backlog as of December 31, 2023 to be shipped in 2024, approximately 13% in 2025, and the remainder thereafter. Although we generally recognize revenue when control of our products and services is transferred to our customers, some customer contracts might require us to defer revenue recognition beyond the transfer of control.

Properties

The following table summarizes the facilities leased by Core Illumina and GRAIL as of December 31, 2023, including the location and size of each principal facility and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	859,000	Office, Lab, Manufacturing, and Distribution	2025 – 2031
San Francisco Bay Area, CA *	473,000	Office, Lab, and Manufacturing	2024 – 2033
Singapore **	588,000	Office, Lab, Manufacturing, and Distribution	2024 – 2037
Durham, NC *	201,000	Office and Lab	2033
Cambridge, United Kingdom	191,000	Office, Lab, and Manufacturing	2024 – 2038
Madison, WI	133,000	Office, Lab, and Manufacturing	2033
Eindhoven, the Netherlands	90,000	Office and Distribution	2036
China	86,000	Office and Lab	2025 – 2028
Other *	147,000	Office	2024 – 2029
________________
* Includes properties leased by both Core Illumina and GRAIL, except for Durham, NC, which is leased entirely by GRAIL.
** Excludes approximately 50,000 square feet for which the leases do not commence until 2024 and beyond.

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

Our key human capital objectives include: practice diversity and inclusion in all we do to advance equity and belonging, attract extraordinary talent, invest and develop our people to create a deep and diverse pipeline, steward our employee safety and wellness, and engage our people and communities.

Additional information is included in our annual Environmental, Social, and Governance (ESG) Report, previously titled Corporate Social Responsibility (CSR) Report, located on our website at www.illumina.com/csr. Information on our website, including the ESG Report, shall not be deemed incorporated by reference into this Annual Report. Our annual ESG Report is guided by the reporting frameworks of the Global Reporting Initiative (GRI), Sustainable Accounting Standards Board (SASB), and the Task Force for Climate related Financial Disclosures (TCFD).

Core Illumina

As of December 31, 2023, Core Illumina’s global workforce was comprised of approximately 9,250 full time employees, 50 part time employees, and 1,370 contingent workers. The regional representation includes approximately 5,560 employees in the Americas, 1,330 employees in Europe, 2,090 employees in Africa, Middle East and Asia, and 320 employees in Greater China. Core Illumina’s global voluntary turnover rate for 2023 was 7%. Women comprised 45% of Core Illumina’s global workforce. Based on self-identification data, Core Illumina’s U.S. workforce is comprised of 54% minorities. Additional details on U.S. diversity demographics for 2023 will be available in our annual ESG Report, which we expect to publish in June 2024. The annual ESG report is published on our website at www.illumina.com/csr.

GRAIL

As of December 31, 2023, GRAIL’s global workforce was comprised of approximately 1,340 full time employees, the majority of which are based in the United States, and approximately 380 contingent workers. GRAIL’s global voluntary turnover rate for 2023 was 8%. Women comprised 55% of GRAIL’s global workforce.

Cybersecurity

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our cybersecurity risk management strategy is integrated into our established enterprise risk management program, which includes defined risk, assessment, mitigation, and reporting processes. Our information security team has deployed multiple technical and operational processes to aid in our ability to continuously identify and respond to cybersecurity threats and incidents. Our cybersecurity incident management process includes impact assessment, containment, mitigation and recovery strategies.

In addition to our continuous monitoring of our information systems, we utilize third parties to provide external threat intelligence and evaluation of incident notifications in order to identify potential threats or incidents that could impact us. We also evaluate our cybersecurity program against the National Institute of Standards and Technology’s Cybersecurity Framework. For all suspected cybersecurity incidents, the information security team conducts a preliminary assessment to determine the severity and impact extent of the incident and, once appropriate, a materiality assessment is made. Upon a confirmed cybersecurity incident, the information security team initiates an incident response process with goals to contain, respond, recover, protect and minimize any impacts caused by the incident. The response process includes deployment of short term and long-term technical and procedural actions as appropriate. Further, we have established a third party risk management program to monitor suppliers who have access to our information.

Our Audit Committee, a committee of our Board of Directors, is responsible for governing management’s review and assessment of our cybersecurity and other information technology risks, controls, and procedures, including management’s incident resolution process and any specific cybersecurity issues that could affect the adequacy of our internal controls. Our Chief Information Officer provides regular updates to the Audit Committee and to the Board of Directors. The information provided includes a review of any security risk events and improvements in our security controls.

Our information security team, under the Chief Information Officer, is led by our Chief Information Security Officer (CISO) and is responsible for assessing and managing risks from cybersecurity threats. Our CISO has over 20 years of information security experience, including as a leader of information security programs at other large enterprises, and is supported by a team of professionals focused on information security. Our information security team regularly meets to review our cybersecurity posture, the broader cybersecurity landscape and any identified cybersecurity incidents. Our information security team has procedures in place for reviewing suspected cybersecurity incidents, as well as monitoring cybersecurity risks and ongoing mitigation strategies, the status of prevention, detection, and mitigation controls and any planned future control enhancements.

We believe that risks from prior cybersecurity threats to information systems owned and used by us, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition. We maintain a cybersecurity insurance policy which may mitigate certain financial impacts of a cybersecurity incident. Please refer to “Risks Relating to Information Technology Security and Continuity” within the “Risk Factors” within the Business & Market Information Section of this report.

Environmental Matters

As a global corporate citizen, we recognize the importance of the environment to a healthy, sustainable future for our business, our patients, and communities. We are committed to the protection of our employees and the environment with an approach to continuously strengthen our environmental stewardship. We believe that we are in material compliance with current applicable laws and regulations. However, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance. Further, regulators are considering, and in some cases have implemented, new environmental disclosure rules. For example, the SEC and other regulators have proposed amendments to its disclosure rules regarding climate-related disclosure requirements, and California has recently enacted new disclosure rules. The cost of complying with any new disclosure regimes is uncertain. In addition, climate change may impact our business by increasing operating costs due to additional regulatory requirements, physical risks to our facilities, energy limitations, and disruptions to our supply chain. These potential risks are accounted for in our business planning, including investment in renewable energy, reducing energy and water consumption, greenhouse gas emissions, and waste production. As part of our climate action plan, we established emission reduction targets in line with a 1.5 degree pathway, established Net Zero emission commitments by 2050, and had those targets verified by the Sciences Based Target Initiative. Additional information is included in our annual ESG Report located on our website at www.Illumina.com/csr.

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

Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products. In addition, regulatory agencies may introduce new requirements that may change the regulatory requirements for us or our customers, or both. For example, the proposed rule published by the FDA in 2023 would allow the FDA to regulate laboratory developed tests (LDTs). Under the proposed rule, our customers would be required to either submit their current test for FDA approval or find an IVD manufacturer to supply them with IVDs.

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

Certain of our products are currently available through laboratories that are certified under the Clinical Laboratory Improvements Amendments (CLIA) of 1988. These products are commonly called “laboratory developed tests,” or LDTs. For a number of years, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs as medical devices if created and used within a single laboratory. However, the FDA is continually reexamining this regulatory approach and changes to the agency’s handling of LDTs could impact our business in ways that cannot be predicted at this time. We cannot predict the nature or extent of the FDA's final guidance or regulation of LDTs, in general, or with respect to our or our customers’ LDTs, in particular. However, recent activity by the FDA indicates an increased intention to regulate LDTs in the near future.

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

Physicians and patients may not order diagnostic tests that we develop, market, sell, or enable, such as our prenatal tests, unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical tests that involve new technologies or provide novel diagnostic information. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on diagnostic product suppliers to reduce their prices. Reimbursement by a payor may depend on a number of factors, including a payor's determination that tests using our technologies are: not experimental or investigational; medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed publications; and included in clinical practice guidelines.
Since each third-party payor often makes independent reimbursement decisions and may also make decisions on an individual patient basis, obtaining such approvals is a time-consuming and costly process that requires Illumina and/or our customers to provide scientific and clinical data supporting the clinical benefits of each of our products. As a result, there can be no assurance that reimbursement approvals will be obtained. This process can delay the broad market introduction of new products, and could have a negative effect on our results of operations. As a result, third-party reimbursement may not be consistent or financially adequate to cover the cost of diagnostic products that we develop, market, or sell. This could limit our ability to sell our products or cause us to reduce prices, which would adversely affect our results of operations.
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

The complex nature of our products requires customized, precision-manufactured sub-assemblies, components, and materials that currently are available from a limited number of sources, and, in the case of some sub-assemblies, components, and materials, from only a single source. If deliveries from these vendors are delayed or interrupted for any reason, or if we are otherwise unable to secure a sufficient supply, we may not be able to obtain these sub-assemblies, components, or materials on a timely basis or in sufficient quantities or at satisfactory qualities. We may need to enter into contractual relationships with manufacturers for commercial-scale production of some of our products, in whole or in part, or develop these capabilities internally, and there can be no assurance that we will be able to do this on a timely basis, in sufficient quantities, satisfactory quality, or on commercially reasonable terms. In addition, the lead time needed to establish a relationship with a new supplier, and qualify their supply, can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort required to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Accordingly, we may not be able to establish or maintain reliable, high-volume manufacturing at commercially reasonable costs. In addition, the manufacture or shipment of our products may be delayed or interrupted if the quality of the products, sub-assemblies, components, or materials supplied by our vendors does not meet our requirements. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of minerals from conflict-affected areas such as the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in production or increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition, or results of operations.

If defects are discovered in our products, we may incur additional unforeseen costs, our products may be subject to recalls, customers may not purchase our products, our reputation may suffer, and ultimately our sales and operating earnings could be negatively impacted.

Our products incorporate complex, precision-manufactured mechanical parts, electrical components, optical components, and fluidics, as well as computer software and complex surface chemistry, biochemistry and reagents, any of which may contain or result in errors or failures, especially when first introduced. In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design, and manufacturing processes, as well as defects in third-party components included in our products. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Defects or errors in our products may discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. Identifying the root cause of quality issues, particularly those affecting reagents and third-party components, may be difficult, which increases the time needed to address quality issues as they arise, and increases the risk that similar problems could recur. Because our products are designed to be used to perform complex genomic analysis, we expect that our customers will have an increased sensitivity to such defects. If we do not meet applicable regulatory or quality standards, our products may be subject to recall, and, under certain circumstances, we may be required to notify applicable regulatory authorities about a recall. If our products are subject to recall or shipment holds, our reputation, business, financial condition, or results of operations could be adversely affected.

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

Risk Relating to Public Health Crises

We are unable to predict the extent to which public health crises, such as the COVID-19 pandemic, may adversely impact our business operations and financial performance.

Our global operations expose us to risks associated with public health crises. For example, the COVID-19 pandemic significantly curtailed the movement of people, goods and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. How a future public health crisis may impact our business activity could (1) negatively impact the demand for our products and services, (2) restrict our sales operations, marketing efforts, and customer field support, (3) impede the shipping and delivery of our products to customers (4) disrupt our supply chain, and (5) limit our ability to conduct research and product development and other important business activities. We continue to monitor our operations and applicable government mandates and recommendations, and we have made modifications to our operations because of the COVID-19 pandemic. In the event of a public health crisis, we may incur increased costs and experience delays in sales, purchases, deliveries and other business activities associated with the invocation by customers, suppliers, service providers, and other business partners of contractual provisions they may claim are triggered by such an event. Additionally, concerns over the economic impact of a public health crisis like the COVID-19 pandemic could cause volatility in financial and other capital markets which may adversely impact the fair value of our marketable securities.

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

As part of our strategy to develop and identify new products, services, and technologies, we have made, and may continue to make, acquisitions of technologies, products, or businesses. Acquisitions involve numerous risks and operational, financial, and managerial challenges, including the following, any of which could materially and adversely affect our business, financial condition, or results of operations:
•challenges, costs, delays, and uncertainty associated with obtaining any required regulatory approvals;
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

Our acquisition of GRAIL remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union. On December 17, 2023, we announced that we will divest GRAIL. Adverse decisions by the EU and/or U.S. courts, the European Commission, the FTC and/or other governmental or regulatory authorities, that have been issued in the past or may be issued in the future, and/or other adverse consequences resulting from our decision to proceed with the completion of the acquisition, have resulted in significant financial penalties, operational restrictions and increased costs, and could result in similar additional future consequences or further result in loss of revenues, implicate our existing contractual arrangements or require us to divest all or a portion of the assets or equity interests of GRAIL on terms that are materially worse than the terms on which we acquired GRAIL, any or all of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operation.

As previously disclosed, on March 30, 2021, the FTC filed an administrative complaint alleging that our acquisition of GRAIL (the Acquisition) would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. On December 15, 2023, the Fifth Circuit issued its opinion and order, in which the court ruled that the Commission applied the incorrect standard in assessing Illumina’s open offer contract, and on that basis vacated the FTC Order and remanded the case to the Commission for reconsideration of the effects of the open offer contract under the proper standard as described in the Fifth Circuit’s decision, and in all other respects upheld the Commission’s decision.

As previously disclosed, on April 19, 2021, the European Commission accepted a request for referral of the Acquisition (the Referral) for European Union merger review under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation), which had been submitted by a Member State of the European Union. On July 13, 2022, the EU General Court ruled that the European Commission has jurisdiction to review the Acquisition under the EU Merger Regulation. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union asking for annulment of the EU General Court’s decision. On December 12, 2023, the Court of Justice of the European Union held a hearing on the appeal.

As previously disclosed, on October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order), which was renewed on October 28, 2022 (subject to (x) certain operational modifications and (y) an express prohibition on Illumina selling, transferring, encumbering or otherwise disposing of GRAIL or any of GRAIL’s assets), provided that (i) we ensure that Illumina and GRAIL will continue to operate as independent legal entities that transact at arms’ length, no integration activity will take place, the day-to-day operation of GRAIL will remain the sole responsibility of GRAIL’s management and our management will have no involvement in or influence over GRAIL, (ii) we take certain supportive measures to preserve GRAIL’s viability, marketability and competitiveness, including with respect to the provision of resources to GRAIL and the retention and/or replacement of key personnel of GRAIL, (iii) subject to limited exceptions, we implement all necessary measures to ensure that Illumina does not obtain any confidential information relating to GRAIL during the hold separate period and vice versa and (iv) we appoint an independent firm as monitoring trustee to monitor our compliance with the Initial Interim Measures Order. An independent monitoring trustee has been appointed. Such hold separate arrangement, and our obligations pursuant thereto, have imposed implementation and administrative processes and additional legal, financial advisory, regulatory and other professional services costs, which have been burdensome to implement and administer, and which we expect to continue for the duration of the hold separate arrangement (in the form of transitional measures imposed on Illumina pursuant to a decision adopted by the European Commission on October 12, 2023 (the EC Divestment Decision), which replaced the New Interim Measures Order). Such burdens and additional costs, independently or together with additional burdens, costs and/or liabilities arising from such arrangement, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Moreover, our failure to comply with the terms of the EC Divestment Decision may result in the European Commission seeking to impose fines or other penalties on us. On January 10, 2023, we filed an action with the EU General Court asking for annulment of the New Interim Measures Order. On January 20, 2023, the European Commission requested that these proceedings be stayed pending our appeal on jurisdiction.

We submitted a filing indicating that we had no objections to the European Commission’s request, and the EU General Court stayed the proceedings on February 21, 2023.

On September 6, 2022, the European Commission announced that it had completed its Phase II review of the Acquisition and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. On November 17, 2022, we filed an action with the EU General Court asking for annulment of the Prohibition Decision. On October 12, 2023, the European Commission adopted the EC Divestment Decision requiring us to (among other things) divest GRAIL and imposing the transitional measures. On December 22, 2023, we filed an action with the EU General Court seeking an annulment of the EC Divestment Decision.

The Prohibition Decision, the EC Divestment Decision, and any order or decision by the FTC or any other governmental or regulatory authority pursuant to which Illumina is required to divest GRAIL (an FTC Divestment Decision), if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, and our obligations pursuant thereto, have imposed in the past and may impose in the future significant costs and additional liabilities on us, including significant legal, financial advisory, regulatory and other professional services fees and additional expenses, and may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Such adverse effects could include divesting GRAIL on terms that are materially worse than the terms on which we acquired GRAIL. Furthermore, we may not be able to direct the timing, structure or financial terms of such divestment, which could result in negative financial or tax consequences. For example, we are unlikely to be able to, in a sale of GRAIL, effect such sale in a non-taxable transaction and so would incur significant tax liabilities attributable to the recognition of taxable gain equal to the difference between (i) the fair market value of any consideration received and (ii) our tax basis in GRAIL (which tax basis is currently estimated to be between zero and $500 million). In addition, any such divestment will likely implicate certain provisions in our third-party contracts and other agreements, including our obligations with respect to the contingent value rights (the CVRs) issued by us as part of the Acquisition. We may be unable to fully discharge our obligations with respect to the CVRs in connection with any such divestiture, and/or such divestiture may result in a change in obligor on the CVRs. Moreover, the business of GRAIL may be adversely affected by any such divestment, which could adversely affect the market value of the CVRs. The EC Divestment Decision requires us to ensure that GRAIL has access to sufficient funds to cover at least 2.5 years of operations according to its latest long-range plan.

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

On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. As of December 31, 2023, we accrued $484 million, including related foreign currency losses and accrued interest, included in accrued liabilities. In addition, the European

Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We expect to continue to hold the assets or equity interests of GRAIL separate until the divestment of GRAIL is effected, which could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements. As previously disclosed, we recorded a goodwill impairment of $712 million related to our GRAIL reporting unit in the third quarter of 2023, primarily due to a decrease in our consolidated market capitalization and a higher discount rate selected for the fair value calculation of the GRAIL reporting unit.

On December 17, 2023, we announced that we will divest GRAIL. The divestiture is expected to be executed through a third-party sale or capital markets transaction in accordance with the EC Divestment Decision, with the goal of finalizing the terms of the divestiture by the end of the second quarter of 2024. There can be no assurance regarding the ultimate timing of the divestiture of GRAIL. Completion of the divestiture of GRAIL will be subject to the satisfaction of certain conditions, including, approval by the European Commission and the receipt of other regulatory approvals. There can be no assurance regarding the ultimate timing of the divestiture of GRAIL. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture of GRAIL, including but not limited to disruptions in general or financial market conditions or potential problems or delays in obtaining various regulatory clearances.

Furthermore, we have and may continue to become subject to stockholder inspection demands under Delaware law, investigations initiated by regulators and law firms, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential reputational damage. The GRAIL acquisition and subsequent litigation resulted in (i) the announcement of an investigation by the SEC and others by law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties, corporate wrongdoing or a lack of independence of the members of the Board; (iii) the filing of three securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al. and Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al; (iv) the filing of two securities class actions in the Superior Court of the State of California, County of San Mateo: Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.; and (v) the filing of a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al.. The Icahn Partners LP, et al. v. deSouza, et al. complaint, purportedly brought on behalf of Illumina and public holders of Illumina’s common stock, was filed in the Delaware Court of Chancery against certain current and former directors (including our former Chief Executive Officer). We are named as a nominal defendant in the complaint. The lawsuit alleges the named directors breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition, concealing material facts related to the GRAIL acquisition and making inadequate disclosures. See note “8. Legal Proceedings” within the Consolidated Financial Statements section of this report for further details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.

We are subject to various uncertainties and restrictions while the Acquisition remains subject to ongoing regulatory and legal review and proceedings related thereto, including the EC Divestment Decision, that could adversely affect our business, financial condition and results of operations.

During the period in which the Acquisition remains subject to ongoing regulatory and legal review and proceedings related thereto, it is possible that customers, suppliers, commercial partners and/or other persons with whom we have a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with us because of the Acquisition or the various uncertainties related to the ongoing review of the Acquisition, other legal and regulatory proceedings, and/or the hold separate arrangement required by the EC Divestment Decision, which could significantly reduce the expected benefits of the Acquisition and/or negatively affect our revenues, earnings and cash flows, and the market price of our common stock, regardless of the ultimate outcome of such review and proceedings. Uncertainty about the effects of the Acquisition (and about the related regulatory and judicial review process) on employees may impair our ability to attract, retain and motivate key personnel while the Acquisition remains subject to ongoing regulatory and legal review and proceedings, and for a period of time thereafter. If key employees depart because of these or other issues, we and GRAIL may have to incur additional and significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent. Matters relating to the Acquisition (including the regulatory and legal review and proceedings related thereto and the hold separate arrangement required by the EC Divestment Decision) require substantial commitments of time and resources by Illumina management and personnel and will continue in the future, which otherwise would have been devoted to day-to-day operations and other opportunities that may have been beneficial to us. We will also incur significant costs related to the ongoing review and proceedings related to the Acquisition (including to comply with the hold separate obligations required by the EC Divestment Decision). These costs are substantial and include financial advisory, legal, monitoring trustee, and accounting costs.

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

Risks Relating to Information Technology Security and Continuity

Despite using commercially reasonable measures to secure our systems, networks, and products, security breaches, including with respect to cybersecurity, and other disruptions could compromise our information, products, and services, disrupt our or our customers’ operations, and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect sensitive data, including intellectual property, our proprietary business information (and that of our customers), and personally identifiable information of our customers and employees and store it in our data centers and on our networks. Our customers also collect sensitive data and information using our products. The secure maintenance of information is important to our operations and business strategy. Despite our information systems security measures and the security measures built into our products, our information technology infrastructure and our products may in the future be, and have in the past been, impacted by cyber-attacks, employee error, malfeasance, or other disruptions due to the inherent features of Internet and technical limitations.

We and users of our products may face cyber-attacks, including from nation state actors or advanced persistent threats who attempt to penetrate our or our customers’ network security, including our data centers; sabotage or otherwise disable our research, products, and services, including instruments at our customers’ sites; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our or our customers’ internal operations, systems and services, including through ransomware attacks. Any such breach could compromise our or our customers’ networks and the information stored there could be accessed, publicly disclosed, lost, or exfiltrated. Any such access, disruption, disclosure, or other loss of information could result in an adverse impact on our or our customers’ business, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

Disruption of critical information technology systems could have an adverse effect on our operations, business, customer relations, and financial condition.

Our success depends, in part, on the continued and uninterrupted performance of our IT systems, which are used extensively in virtually all aspects of our business. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, terrorist attacks, computer viruses, computer denial-of-service attacks, ransomware attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Further, the emerging development of artificial intelligence could create unforeseen, more sophisticated attacks. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing and research facilities in Singapore and the United Kingdom. Shipments to customers outside the United States comprised 48%, 50%, and 52% of our total revenue in 2023, 2022, and 2021, respectively.

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

The armed conflict between Russia and Ukraine, the international sanctions imposed on Russia, and the restrictions imposed on exports to Russia will likely continue to negatively affect our business. Armed conflict in the Middle East or elsewhere could also negatively impact us.

As a result of the armed conflict between Russia and Ukraine, doing business in the Ukraine may not be practicable. In addition, the U.S. and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals, as well as restrictions on exports to Russia. These sanctions and export restrictions have increased in magnitude over time. Russia has responded in kind, and the continuation of the conflict may result in additional sanctions and export restrictions being enacted by the U.S. or other countries. The impact of these sanctions and export restrictions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, has affected our ability to ship products into the region, and has reduced our sales. Sanctions or export restrictions currently prohibit our ability to collect or pay liabilities owed by or to certain Russian entities or to supply products and services, directly or indirectly, into Russia. The impact of the Russia-Ukraine conflict, and armed conflict in the Middle East or elsewhere on general economic conditions is currently unknown and could in the future have a negative effect on our results of operations, cash flows, financial condition or growth prospects.

We are exposed to risks associated with transactions denominated in foreign currency.

During 2023, more than half of our international sales were denominated in foreign currencies while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.

We are subject to risks related to taxation in multiple jurisdictions.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations, or rates (including the implementation of global minimum tax rates in certain jurisdictions), changes in the level of non-deductible expenses (including share-based compensation), location of operations, changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the U.S. Internal Revenue Service or other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Our operating results may vary significantly from period to period.

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

Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue. As a substantial portion of our quarterly revenue is typically recognized in the last month of the quarter with a concentration of orders in the final weeks, our manufacturing and shipping operations may experience increased pressure and demand during the time period shortly before the end of a fiscal quarter; delays related to our manufacturing and shipping operations during this time period could delay the recognition of revenue.

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

	2023		2022
	High	Low	High	Low
First Quarter	$238.55	$182.00	$428.00	$302.79
Second Quarter	$233.42	$181.62	$371.16	$180.00
Third Quarter	$195.64	$127.37	$236.29	$173.45
Fourth Quarter	$143.93	$89.00	$248.87	$179.75

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on December 30, 2018 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, Nasdaq Composite Index,
Nasdaq Biotechnology Index, and S&P 500 Index

250
200
150
100
50
0
DOLLARS
12.30.18
12.29.19
01.03.21
01.02.22
01.01.23
12.31.23
Illumina, Inc.
S&P 500 Index
NASDAQ Composite Index
NASDAQ Biotechnology Index

Holders

As of February 9, 2024, we had 575 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

SHARE REPURCHASES AND SALES

Purchases of Equity Securities by the Issuer

There were no purchases of equity securities in 2023.

Sales of Unregistered Securities

There were no sales of unregistered securities in 2023.

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
This MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended 2022.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. The acquisition is subject to ongoing legal proceedings, and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. See note “8. Legal Proceedings” for further details. On December 17, 2023, we announced that we will divest GRAIL. The divestiture of GRAIL is expected to be executed through a third-party sale or capital markets transaction in accordance with the EC Divestment Decision, with the goal of finalizing the terms of the divestiture by the end of the second quarter of 2024. There can be no assurance regarding the ultimate timing of the divestiture of GRAIL.

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

Financial Overview

During fiscal year 2023, macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, and the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to impact our sales and results of operations in 2024, the size and duration of which is significantly uncertain.

Financial highlights for 2023 included the following:
•Revenue decreased 2% in 2023 to $4.5 billion compared to $4.6 billion in 2022 primarily due to decreases in sequencing consumables revenue and sequencing instruments revenue, partially offset by an increase in service and other revenue. We expect revenue for Core Illumina to remain flat in 2024.
•Gross profit as a percentage of revenue (gross margin) was 60.9% in 2023 compared to 64.8% in 2022. The decrease in gross margin was driven primarily by less fixed cost leverage on lower manufacturing volumes and lower instrument margins due to the NovaSeq X launch in 2023. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations was $(1.1) billion in 2023 compared to $(4.2) billion in 2022. The decrease was primarily due to a decrease in operating expenses of $3.3 billion, which included significant decreases in goodwill and intangible impairment of $3.1 billion and legal contingency and settlement of $599 million, partially offset by a $228 million decrease in gross profit. We continue to focus on our cost reduction initiatives to accelerate progress toward higher margins and create flexibility for further investment in high-growth areas. We expect Core Illumina operating expenses to slightly increase in 2024.
•Our effective tax rate was (3.9)% and (1.6)% in 2023 and 2022, respectively. In 2023, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impacts of the impairment of goodwill, which is nondeductible for tax purposes, the income tax expense impact of capitalizing research and development expense for tax purposes, and the income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.

Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” in “Risk Factors” within the Business & Market Information section of this report, including future tax legislation that changes existing tax policies, laws, regulations, or rates.
•We ended 2023 with cash, cash equivalents, and short-term investments totaling $1.1 billion, of which approximately $386 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth audited consolidated statement of operations data for 2023, 2022, and 2021, stated as a percentage of total revenue.(1)

	2023	2022	2021
Revenue:
Product revenue	84.1%	86.2%	87.7%
Service and other revenue	15.9	13.8	12.3
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	26.1	25.0	23.4
Cost of service and other revenue	8.7	6.4	5.3
Amortization of acquired intangible assets	4.3	3.8	1.6
Total cost of revenue	39.1	35.2	30.3
Gross profit	60.9	64.8	69.7
Operating expense:
Research and development	30.1	28.8	26.2
Selling, general and administrative	35.8	28.3	46.2
Goodwill and intangible impairment	18.3	85.4	—
Legal contingency and settlement	0.4	13.5	—
Total operating expense	84.6	156.0	72.4
Loss from operations	(23.7)	(91.2)	(2.7)
Other income (expense):
Interest income	1.3	0.2	—
Interest expense	(1.7)	(0.6)	(1.3)
Other (expense) income, net	(0.7)	(3.0)	23.5
Total other (expense) income, net	(1.1)	(3.4)	22.2
(Loss) income before income taxes	(24.8)	(94.6)	19.5
Provision for income taxes	1.0	1.5	2.7
Net (loss) income	(25.8)%	(96.1)%	16.8%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

	2023-2022
Dollars in millions	2023	2022	Change	% Change
Core Illumina:
Consumables	$3,106	$3,246	$(140)	(4)%
Instruments	706	729	(23)	(3)
Total product revenue	3,812	3,975	(163)	(4)
Service and other revenue	626	578	48	8
Total Core Illumina revenue	4,438	4,553	(115)	(3)
GRAIL:
Service and other revenue	93	55	38	69
Eliminations	(27)	(24)	(3)	13
Total consolidated revenue	$4,504	$4,584	$(80)	(2)%

The decrease in Core Illumina consumables revenue in 2023 was primarily due to a decrease in sequencing consumables revenue of $127 million, driven primarily by lower NovaSeq 6000 consumables pull-through as some of our high throughput customers transition to NovaSeq X, as well as the impact of macroeconomic conditions on customer purchasing power and project planning. Core Illumina instruments revenue decreased in 2023, primarily due to a decrease in sequencing instruments revenue of $23 million, which was driven by fewer shipments of our NovaSeq 6000, NextSeq and MiSeq instruments, partially offset by shipments of NovaSeq X that launched in the beginning of 2023. Core Illumina service and other revenue increased in 2023 primarily due to increased revenue from extended maintenance service contracts on a growing installed base. Additionally, Core Illumina revenue was adversely impacted by $7 million in 2023 due to foreign exchange rate fluctuations, which included $18 million reclassified to revenue in 2023 related to our cash flow hedges.

GRAIL service and other revenue increased $38 million, or 69%, in 2023 primarily due to sales of Galleri.

Gross Margin

	2023-2022
Dollars in millions	2023	2022	Change	% Change
Gross profit (loss):
Core Illumina	$2,856	$3,107	$(251)	(8)%
GRAIL	(96)	(117)	21	(18)
Eliminations	(16)	(18)	2	(11)
Consolidated gross profit	$2,744	$2,972	$(228)	(8)%

Gross margin:
Core Illumina	64.4%	68.2%
GRAIL	*	*
Consolidated gross margin	60.9%	64.8%
_____________
*Not meaningful.

The decrease in Core Illumina gross margin in 2023 was driven primarily by less fixed cost leverage on lower manufacturing volumes, lower instrument margins due to the NovaSeq X launch, which is typical with a new platform introduction until we scale manufacturing and gain operating efficiencies, and increased field services and installation costs, partially offset by lower freight costs.

GRAIL gross loss in 2023 and 2022 was primarily due to amortization of intangible assets of $134 million.

Operating Expense

	2023-2022
Dollars in millions	2023	2022	Change	% Change
Research and development:
Core Illumina	$1,030	$1,004	$26	3%
GRAIL	338	330	8	2
Eliminations	(14)	(13)	(1)	8
Consolidated research and development	1,354	1,321	33	2

Selling, general and administrative:
Core Illumina	1,248	1,003	245	24
GRAIL	366	296	70	24
Eliminations	(2)	(2)	—	—
Consolidated selling, general and administrative	1,612	1,297	315	24

Goodwill and intangible impairment:
Core Illumina	6	—	6	100
GRAIL	821	3,914	(3,093)	(79)
Consolidated goodwill and intangible impairment	827	3,914	(3,087)	(79)

Legal contingency and settlement:
Core Illumina	20	619	(599)	(97)
Total consolidated operating expense	$3,813	$7,151	$(3,338)	(47)%

Core Illumina R&D expense increased by $26 million, or 3%, in 2023 primarily due to an increase in compensation related expenses, including performance-based compensation, as we continue to invest in the research and development of new products and enhancements to existing products, and an increase in restructuring charges of $18 million as compared to 2022, which consisted primarily of employee separation costs. The increase in 2023 was partially offset by decreases in expenses related to lab supplies, recruiting, professional services, and travel.

GRAIL R&D expense increased by $8 million, or 2%, in 2023 primarily due to an increase in headcount and employee related compensation costs, as well as an increase in lab and consumables spend, partially offset by a decrease in clinical trial costs.

Core Illumina SG&A expense increased by $245 million, or 24%, in 2023 primarily due to a lower gain recognized on our contingent consideration liability of $181 million in 2023 compared to 2022 (recognized a net gain of $24 million and $205 million in 2023 and 2022, respectively, primarily related to the GRAIL CVRs), an increase in restructuring charges of $94 million as compared to 2022, which consisted primarily of lease and other asset impairments and employee separation costs, and costs related to the proxy contest of $32 million. This increase was partially offset by decreases in professional services, facility related costs, as we exited certain of our facilities, and recruiting costs.

GRAIL SG&A expense increased by $70 million, or 24%, in 2023 primarily due to an increase in headcount and employee related compensation costs, as well as increases in professional services and marketing related spend.
Core Illumina impairment for 2023 consisted of an IPR&D intangible asset impairment. GRAIL impairment for 2023 consisted of goodwill impairment of $712 million and an IPR&D intangible asset impairment of $109 million as a result of an interim impairment test performed in Q3 2023. GRAIL impairment for 2022 consisted of goodwill impairment of $3,914 million. See note “4. Acquisitions, Goodwill, and Intangible Assets” for additional details.
Core Illumina legal contingency and settlement for 2023 consisted of an adjustment to our accrual for the fine imposed by the European Commission in July 2023 and accrued interest on the fine of $5 million, as well as a gain and a loss on two separate patent litigation settlements. Core Illumina legal contingency and settlement for 2022 primarily consisted of an accrual for the fine imposed by the European Commission and a net loss of $145 million related to the settlement of our litigation with BGI. See note “8. Legal Proceedings” for additional details.

Other Income (Expense)

	2023-2022
Dollars in millions	2023	2022	Change	% Change
Interest income	$58	$11	$47	427%
Interest expense	(77)	(26)	(51)	196
Other expense, net	(29)	(142)	113	(80)
Total other expense, net	$(48)	$(157)	$109	(69)%

Total other expense, net primarily relates to Core Illumina for both periods presented.

Interest income consisted primarily of interest on our money market funds, which benefited from higher yields in 2023 due to rising interest rates. Interest expense consisted primarily of interest on our Term Notes and increased in 2023 due to the issuance of our 2025 and 2027 Term Notes in December 2022. The decrease in other expense, net was primarily due to a decrease in net losses recognized on our strategic investments of $82 million (net loss on our strategic investments of $40 million in 2023 compared to a net loss of $122 million in 2022), a favorable impact related to our Helix contingent value right (unrealized gain of $10 million in 2023 compared to an unrealized loss of $7 million in 2022), and a favorable impact related to our deferred compensation plan assets, partially offset by a net unrealized foreign currency loss related to the fine imposed by the European Commission.

Provision for Income Taxes

	2023-2022
Dollars in millions	2023	2022	Change	% Change
Loss before income taxes	$(1,117)	$(4,336)	$3,219	(74)%
Provision for income taxes	44	68	(24)	(35)
Net loss	$(1,161)	$(4,404)	$3,243	(74)%
Effective tax rate	(3.9)%	(1.6)%

In 2023, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the $149 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $86 million income tax expense impact of capitalizing research and development expense for tax purposes, and the $61 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits. The income tax expense in 2023 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.

In 2022, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the $822 million income tax expense impact from the impairment of goodwill and the $96 million income tax expense impact from the European Commission fine related to the GRAIL acquisition, both of which are nondeductible for tax purposes, the $87 million income tax expense impact of capitalizing research and development expense for tax purposes beginning in 2022, in accordance with the 2017 Tax Cuts and Jobs Act, and the $60 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits. The income tax expense in 2022 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, we had approximately $1,048 million in cash and cash equivalents, of which approximately $386 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $963 million from the prior year due primarily to the repayment of our 2023 Term Notes in Q1 2023 of $500 million, the repayment of our 2023 Convertible Notes in Q3 2023 of $750 million, and other factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have liquidated our short-term investments and/or issued debt to finance our business needs as a supplement to cash provided by operating activities. As of December 31, 2023, we had $6 million remaining in short-term investments comprised of marketable equity securities.
On July 12, 2023, as a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission imposed a €432 million fine on us, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. As of December 31, 2023, we accrued $484 million, including related foreign currency losses and accrued interest, included in accrued liabilities. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. Refer to note “8. Legal Proceedings” for additional details.
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
On January 4, 2023, we obtained a new Credit Facility, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders, and certain other conditions. As of December 31, 2023, there were no borrowings outstanding under the Credit Facility; however, we may draw upon the facility in the future to manage cash flow or for other corporate purposes, including in connection with the payment of the €432 million European Commission fine. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision.
As of December 31, 2023, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $387 million, of which $385 million was included in other long-term liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We expect Covered Revenues for Q4 2023 to be approximately $30 million and for related Covered Revenue Payments to total approximately $284,000 in Q1 2024. In 2023, we paid $803,000 in aggregate Covered Revenue Payments related to Covered Revenues for the periods Q4 2022 through Q3 2023 of $85 million in aggregate.

We grant cash incentive equity awards to GRAIL employees that generally have terms of four years and vest in equal annual installments. As of December 31, 2023, the aggregate cash value of awards outstanding and unvested was $292 million, and we accrued an estimated liability of $55 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of December 31, 2023, it was not probable that the performance conditions associated with the award will be achieved.

We had $4 million and up to $71 million, respectively, remaining in our capital commitments to two venture capital investment funds as of December 31, 2023, that are callable through April 2026 and July 2029, respectively.

The impact of the 2017 Tax Cuts and Jobs Act resulted in a one-time transition tax on earnings of certain foreign subsidiaries which we elected to pay in installments. As of December 31, 2023, we owed $71 million, which we expect to pay over the next two years.

Authorizations to repurchase $15 million of our common stock remained available as of December 31, 2023 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2024.

Our other short-term and long-term material cash requirements, from known contractual obligations as of December 31, 2023, include operating lease liabilities, uncertain tax positions, and amounts due under our executive deferred compensation plan, as discussed in the Consolidated Financial Statements section of this report.

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

Cash Flow Summary

In millions	2023	2022	2021
Net cash provided by operating activities	$478	$392	$545
Net cash used in investing activities	(231)	(591)	(1,069)
Net cash (used in) provided by financing activities	(1,210)	1,000	(51)
Effect of exchange rate changes on cash and cash equivalents	—	(22)	(3)
Net (decrease) increase in cash and cash equivalents	$(963)	$779	$(578)

Operating Activities

Net cash provided by operating activities in 2023 primarily consisted of net adjustments of $1,729 million, less net loss of $1,161 million, and less net changes in operating assets and liabilities of $90 million. The primary non-cash adjustments to net loss included goodwill and IPR&D impairments of $827 million, depreciation and amortization expenses of $432 million, share-based compensation of $380 million, property and equipment and right-of-use asset impairment of $100 million, net losses on strategic investments of $40 million, and an unrealized loss on foreign exchange translation of $22 million, partially offset by deferred income taxes of $33 million and a gain recorded on our contingent consideration liabilities of $24 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in accounts receivable and inventory, and a decrease in accounts payable.

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

Investing Activities

Net cash used in investing activities totaled $231 million in 2023. We invested $195 million in capital expenditures, primarily associated with our investment in facilities, paid $29 million, net of cash acquired, for an acquisition, and used $6 million for net purchases of strategic investments.

Net cash used in investing activities totaled $591 million in 2022. We invested $286 million in capital expenditures, primarily associated with our investment in facilities, paid $180 million for an intangible asset related to our settlement with BGI, $85 million, net of cash acquired, for an acquisition, and $40 million for purchases of strategic investments.

Financing Activities

Net cash used in financing activities totaled $1,210 million in 2023. We repaid our 2023 Term Notes, with an aggregate principal amount of $500 million, in Q1 2023, repaid our 2023 Convertible Notes, with an aggregate principal amount of $750 million, in Q3 2023, and used $40 million to pay taxes related to net share settlement of equity awards, partially offset by $67 million received in proceeds from the sale of shares under our employee stock purchase plan and the issuance of common stock through the exercise of stock options.

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

Though macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. If market and other conditions change from those that we anticipate, our consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our consolidated financial statements.

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

The IPR&D impairment test is performed by comparing the fair value of the asset to its carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment and perform a quantitative impairment test. We estimate the fair value of IPR&D using a discounted cash flow model, which requires the use of significant estimates and assumptions, including, but not limited to, estimating the timing of future cash flows, growth rates, and discount rates. If the IPR&D is impaired, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs.

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

We review our operating lease right-of-use (ROU) assets for impairment whenever events or changes in circumstances indicate that the carrying value of the ROU asset may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We consider a triggering event to reassess an ROU asset’s asset group to have occurred if we exit a portion of or the full facility or enter into a sublease. Factors that may indicate potential impairment include a significant decrease in the market price of an underlying leased asset group. If we conclude that the carrying value of affected assets will not be recovered, we estimate the fair value of the assets and record an impairment in an amount equal to the excess of the carrying value over the fair value. We estimate the present value of future cash flows from our assets in order to determine the fair value. There is uncertainty in the projected future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions.

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

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Judgments and estimates based on interpretations of existing tax laws or regulations in the United States and the numerous foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, regulations, or statutory tax rates (including the implementation of global minimum tax rates in certain jurisdictions), and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our current investment policy with respect to our cash, cash equivalents and short-term investments focuses on maintaining acceptable levels of interest rate risk and liquidity. To achieve these objectives, our policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, U.S. Treasury debt and corporate debt securities. Our policy also limits the amount of credit exposure to any one issuer and type of instrument. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2023, our cash equivalents consisted primarily of U.S. government money market funds that invest in very liquid investments, namely, cash, government securities and purchase agreements that are collateralized fully with government securities. U.S. government money market funds provide same day liquidity and have a net asset value of $1.00. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments. We held no debt securities as of December 31, 2023.

In March 2021, we issued $500 million of 0.550% notes due 2023, which matured and were repaid in cash on March 23, 2023, and $500 million of 2.550% notes due 2031. In December 2022, we issued $500 million of 5.800% notes due 2025 and $500 million of 5.750% notes due 2027. We carry the notes at the principal amount, less unamortized discount and debt issuance costs, on our consolidated balance sheets. Because the notes have fixed annual interest rates, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates change. See note “5. Debt and Other Commitments” for more information.

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

Our forward exchange contracts used to manage foreign currency risks related to monetary assets and liabilities have terms of one month or less. Realized and unrealized gains or losses on the fair value of these financial contracts are included in the determination of net income (loss), as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of December 31, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $926 million. Our forward exchange contracts used to hedge portions of our foreign currency exposure associated with forecasted revenue transactions have terms of up to 24 months. These derivative financial instruments are designated as cash flow hedges. Gains and losses on these financial contracts, which settle monthly, are generally recorded to revenue in the same period the underlying hedged transactions are recorded. As of December 31, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $628 million.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Illumina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Illumina, Inc. (the Company) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Interim goodwill impairment assessment of GRAIL reporting unit

Description of the Matter
The Company tests goodwill for impairment annually, as of May, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company identified certain triggering events that occurred in the three months ended October 1, 2023 that required an interim goodwill impairment test. Reporting units were tested for impairment by comparing their fair values to their carrying values. As discussed in Note 4 to the consolidated financial statements, as a result of the interim impairment assessment, the Company recorded an impairment loss of $712 million related to the GRAIL reporting unit. The carrying value of goodwill as of December 31, 2023 was $2.5 billion, of which $1.5 billion related to the GRAIL reporting unit.

Auditing the Company’s goodwill impairment assessment was complex and required significant auditor judgment due to the significant estimation uncertainty in determining the fair value of the GRAIL reporting segment. Management used a combination of income- and market-based approaches to estimate the fair value of the GRAIL reporting unit. A significant emphasis is placed on the appropriateness of the estimate considerations used by management to determine the fair value of the GRAIL reporting unit due to the sensitivity of the fair value to the underlying assumptions. The significant assumptions include forecasted revenues for GRAIL and the discount rate used to discount future cash flows. These significant assumptions related to the fair value of the GRAIL reporting unit are forward-looking and could be affected by future economic and market conditions.

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

In testing the valuation of the GRAIL reporting unit, we performed audit procedures that included, among others, evaluating the Company’s use of the income- and market-based approaches and testing the significant assumptions used in the model, as described above. We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates. We evaluated the reasonableness of projected revenue growth used within the valuations against analyst expectations, industry trends, market trends, and other market information. In addition, we involved valuation specialists to assist in evaluating the Company’s use of the income- and market-based approaches and selection of the discount rate. Our valuation specialists evaluated the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

GRAIL contingent consideration

Description of the Matter
In connection with the August 18, 2021 acquisition of GRAIL, the Company recognized a contingent consideration liability at the estimated fair value on the acquisition date. The Company uses a Monte Carlo simulation model to determine the fair value of the contingent consideration liability each reporting period. As disclosed in Note 3 of the consolidated financial statements, the fair value of the contingent consideration liability as of December 31, 2023 is $387 million. The Company recognized a $24 million gain in the current year as a result of the change in the fair value of the contingent consideration liability.

Auditing the valuation of the contingent consideration liability was complex and required significant auditor judgment due to the estimation uncertainty in evaluating the reasonableness of the significant assumptions. A significant emphasis is placed on the appropriateness of the estimate considerations used by management to determine the fair value of the GRAIL contingent consideration due to the sensitivity of the fair value to the underlying assumptions. The significant assumptions to the model include forecasted revenues for GRAIL and the discount rate based on the estimated timing of payments. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

In testing the valuation of the contingent consideration liability, we performed audit procedures that included, among others, evaluating the Company’s use of the Monte Carlo simulation model and testing the significant assumptions used in the model, as described above. We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates. We evaluated the reasonableness of projected revenue growth used within the valuations against analyst expectations, industry trends, market trends, and other market information. In addition, we involved valuation specialists to assist in evaluating the Company’s use of the Monte Carlo simulation model and selection of the discount rate. Our valuation specialists evaluated the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 16, 2024

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,048	$2,011
Short-term investments	6	26
Accounts receivable, net	734	671
Inventory, net	587	568
Prepaid expenses and other current assets	234	285
Total current assets	2,609	3,561
Property and equipment, net	1,007	1,091
Operating lease right-of-use assets	544	653
Goodwill	2,545	3,239
Intangible assets, net	2,993	3,285
Other assets	413	423
Total assets	$10,111	$12,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245	$293
Accrued liabilities	1,325	1,232
Term notes, current portion	—	500
Convertible senior notes, current portion	—	748
Total current liabilities	1,570	2,773
Operating lease liabilities	687	744
Term notes	1,489	1,487
Other long-term liabilities	620	649
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10 million shares authorized; no shares issued and outstanding at December 31, 2023 and January 1, 2023	—	—
Common stock, $0.01 par value, 320 million shares authorized; 199 million shares issued and 159 million outstanding at December 31, 2023; 198 million shares issued and 158 million outstanding at January 1, 2023	2	2
Additional paid-in capital	9,555	9,207
Accumulated other comprehensive (loss) income	(1)	3
(Accumulated deficit) retained earnings	(19)	1,142
Treasury stock, 40 million shares at both December 31, 2023 and January 1, 2023	(3,792)	(3,755)
Total stockholders’ equity	5,745	6,599
Total liabilities and stockholders’ equity	$10,111	$12,252

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Revenue:
Product revenue	$3,787	$3,953	$3,968
Service and other revenue	717	631	558
Total revenue	4,504	4,584	4,526
Cost of revenue:
Cost of product revenue	1,177	1,144	1,060
Cost of service and other revenue	392	295	241
Amortization of acquired intangible assets	191	173	71
Total cost of revenue	1,760	1,612	1,372
Gross profit	2,744	2,972	3,154
Operating expense:
Research and development	1,354	1,321	1,185
Selling, general and administrative	1,612	1,297	2,092
Goodwill and intangible impairment	827	3,914	—
Legal contingency and settlement	20	619	—
Total operating expense	3,813	7,151	3,277
Loss from operations	(1,069)	(4,179)	(123)
Other income (expense):
Interest income	58	11	—
Interest expense	(77)	(26)	(61)
Other (expense) income, net	(29)	(142)	1,068
Total other (expense) income, net	(48)	(157)	1,007
(Loss) income before income taxes	(1,117)	(4,336)	884
Provision for income taxes	44	68	122
Net (loss) income	$(1,161)	$(4,404)	$762
(Loss) earnings per share:
Basic	$(7.34)	$(28.00)	$5.07
Diluted	$(7.34)	$(28.00)	$5.04
Shares used in computing (loss) earnings per share:
Basic	158	157	150
Diluted	158	157	151

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net (loss) income	$(1,161)	$(4,404)	$762
Unrealized (loss) gain on cash flow hedges, net of deferred tax	(4)	(14)	16
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	(1)
Total comprehensive (loss) income	$(1,165)	$(4,418)	$777

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated	Retained
			Additional	Other	Earnings			Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
Balance as of January 3, 2021	195	$2	$3,815	$2	$4,723	(49)	$(3,848)	$4,694
Net income	—	—	—	—	762	—	—	762
Unrealized loss on available-for-sale debt securities, net of deferred tax	—	—	—	(1)	—	—	—	(1)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	16	—	—	—	16
Issuance of common stock, net of repurchases	2	—	60	—	—	(1)	(91)	(31)
GRAIL acquisition	—	—	4,749	—	—	10	237	4,986
Exchange of GRAIL contingent value rights	—	—	2	—	—	—	—	2
Share-based compensation	—	—	312	—	—	—	—	312
Balance as of January 2, 2022	197	2	8,938	17	5,485	(40)	(3,702)	10,740
Net loss	—	—	—	—	(4,404)	—	—	(4,404)
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(14)	—	—	—	(14)
Issuance of common stock, net of repurchases	1	—	63	—	—	—	(53)	10
Share-based compensation	—	—	299	—	—	—	—	299
Cumulative-effect adjustment from adoption of ASU 2020-06, net of deferred tax	—	—	(93)	—	61	—	—	(32)
Balance as of January 1, 2023	198	2	9,207	3	1,142	(40)	(3,755)	6,599
Net loss	—	—	—	—	(1,161)	—	—	(1,161)
Reclassification of liability-classified awards	—	—	9	—	—	—	—	9
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(4)	—	—	—	(4)
Issuance of common stock, net of repurchases	1	—	64	—	—	—	(37)	27
Share-based compensation	—	—	275	—	—	—	—	275
Balance as of December 31, 2023	199	$2	$9,555	$(1)	$(19)	(40)	$(3,792)	$5,745

See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities:
Net (loss) income	$(1,161)	$(4,404)	$762
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	235	215	176
Amortization of intangible assets	197	179	75
Share-based compensation expense	380	366	754
Accretion of debt discount on convertible senior notes	—	—	32
Deferred income taxes	(33)	(23)	(76)
Goodwill and intangible (IPR&D) impairment	827	3,914	—
Gain on previously held investment in GRAIL	—	—	(899)
Gain on exchange of GRAIL contingent value rights	—	—	(86)
Net losses (gains) on strategic investments	40	122	(18)
(Gain) loss on Helix contingent value right	(10)	7	(30)
Payment of accreted debt discount	(15)	—	—
Gain on derivative assets related to terminated acquisition	—	—	(26)
Property and equipment and right-of-use asset impairment	100	9	6
Change in fair value of contingent consideration liabilities	(24)	(205)	4
Unrealized loss on foreign exchange translation	22	1	—
Other	10	7	23
Changes in operating assets and liabilities:
Accounts receivable	(40)	(12)	(164)
Inventory	(20)	(135)	(58)
Prepaid expenses and other current assets	11	16	(64)
Operating lease right-of-use assets and liabilities, net	(16)	(8)	(13)
Other assets	5	19	(27)
Accounts payable	(44)	(38)	60
Accrued liabilities	15	381	101
Other long-term liabilities	(1)	(19)	13
Net cash provided by operating activities	478	392	545
Cash flows from investing activities:
Maturities of available-for-sale securities	—	—	331
Purchases of available-for-sale securities	—	—	(77)
Sales of available-for-sale securities	—	—	1,031
Purchases of property and equipment	(195)	(286)	(208)
Net (purchases) sales of strategic investments	(6)	(40)	246
Cash received for derivative assets related to terminated acquisition	—	—	52
Net cash paid for acquisitions	(29)	(85)	(2,444)
Cash paid for intangible asset	(1)	(180)	—
Net cash used in investing activities	(231)	(591)	(1,069)
Cash flows from financing activities:
Debt issuance costs paid for credit facility	(1)	—	—
Payments on financing obligations	(1,235)	—	(517)
Payments on contingent consideration liabilities	(1)	—	(71)
Net proceeds from issuance of debt	—	991	988
Proceeds from issuance of common stock	67	63	60
Taxes paid related to net share settlement of equity awards	(40)	(54)	(511)
Net cash (used in) provided by financing activities	(1,210)	1,000	(51)
Effect of exchange rate changes on cash and cash equivalents	—	(22)	(3)
Net (decrease) increase in cash and cash equivalents	(963)	779	(578)
Cash and cash equivalents at beginning of year	2,011	1,232	1,810
Cash and cash equivalents at end of year	$1,048	$2,011	$1,232
Supplemental cash flow information:
Cash paid for interest	$73	$17	$9
Cash paid for income taxes	$65	$122	$233
Cash paid for operating lease liabilities	$123	$112	$96
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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is subject to ongoing legal proceedings, and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. Refer to note “8. Legal Proceedings” for additional details. We have included the financial results of GRAIL in our consolidated financial statements from the date of acquisition. On December 17, 2023, we announced that we will divest GRAIL.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and include our accounts, our wholly-owned subsidiaries, and majority-owned or controlled companies. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Variable Interest Entities (VIEs)

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. As of December 31, 2023, there were no VIEs for which we were the primary beneficiary and for which we were required to consolidate.

Use of Estimates

The preparation of the consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Though macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. Actual results could differ from those estimates.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2023, 2022, and 2021 refer to fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Fiscal years 2023, 2022, and 2021 were all 52 weeks.

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

International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. Shipments to customers outside the United States comprised 48%, 50%, and 52% of total revenue in 2023, 2022, and 2021, respectively. Customers outside the United States represented 55% and 54% of our gross trade accounts receivable balance as of December 31, 2023 and January 1, 2023, respectively.

We had no customers that provided more than 10% of total revenue in 2023, 2022, and 2021. We perform regular reviews of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Historically, we have not experienced significant credit losses from accounts receivable.

Financial Instruments

We are also subject to risks related to our financial instruments, including cash and cash equivalents, investments, and accounts receivable. Most of our cash and cash equivalents as of December 31, 2023 were deposited with U.S. financial institutions, either domestically or with their foreign branches. Our investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Clearwater Analytics (Industry Sector Report), to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities, U.S. government-sponsored entities, U.S. Treasury securities, and money market funds. Historically, we have not experienced significant credit losses from financial instruments.

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

Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (CODM). The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. We do not expect to early adopt the new standard. We are currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and will adopt the new standard using a retrospective approach.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025, with early adoption permitted. We do not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(Loss) Earnings per Share

Basic (loss) earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded.

Potentially dilutive common shares consist of shares issuable under convertible senior notes and equity awards. On January 3, 2022, we adopted ASU 2020-06. As a result, beginning in Q1 2022, we utilize the if-converted method to calculate the impact of convertible senior notes on diluted (loss) earnings per share. Prior to the adoption of ASU 2020-06, we applied the treasury stock method when calculating the potential dilutive effect, if any, of convertible senior notes which we intended to settle or have settled in cash the principal outstanding. Under the treasury stock method, convertible senior notes would have a dilutive impact when the average market price of our common stock exceeded the applicable conversion price of the respective notes. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares.
The following table presents the calculation of weighted average shares used to calculate basic and diluted (loss) earnings per share:

	Years Ended
In millions	December 31, 2023	January 1, 2023	January 2, 2022
Weighted average shares outstanding	158	157	150
Effect of potentially dilutive common shares from:
Equity awards	—	—	1
Weighted average shares used in calculating diluted (loss) earnings per share	158	157	151

Antidilutive shares:
Convertible senior notes	1	2	—
Equity awards	3	2	—
Potentially dilutive shares excluded from calculation due to antidilutive effect	4	4	—

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

Leases

We lease approximately 2.8 million square feet of office, lab, manufacturing, and distribution facilities under various non-cancellable operating lease agreements (real estate leases). Our real estate leases have remaining lease terms of approximately 1 year to 15 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from approximately 2 years to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. We do not have any material financing leases.

Operating lease right-of-use assets and liabilities on our consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms, less any impairments recorded for right-of-use assets. We do not allocate lease payments to non-lease components; therefore, fixed payments for common-area-maintenance and administrative services are included in our operating lease right-of-use assets and liabilities. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable. Operating lease costs consist primarily of the fixed lease payments included in our operating lease liabilities and are recorded on a straight-line basis over the lease terms. We sublease certain real estate to third parties and this sublease income is also recorded on a straight-line basis.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The IPR&D impairment test is performed by comparing the fair value of the asset to its carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment and perform a quantitative impairment test. If the IPR&D asset is impaired, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs.

Our identifiable intangible assets with a finite life are typically comprised of acquired developed technologies, licensed technologies, customer relationships, license agreements, and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

We perform regular reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss in an amount equal to the excess of the carrying value over the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to the net book value, significant changes in the ability of a particular asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review our operating lease right-of-use (ROU) assets for impairment whenever events or changes in circumstances indicate the carrying value of the ROU asset may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We consider a triggering event to reassess an ROU asset’s asset group to have occurred if we exit a portion of or the full facility or enter into a sublease. Factors that may indicate potential impairment include a significant decrease in the market price of an underlying leased asset group. If we conclude the carrying value of affected assets will not be recovered, we estimate the fair value of the assets and record an impairment in an amount equal to the excess of the carrying value over the fair value.

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

We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other (expense) income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of December 31, 2023, we had foreign exchange forward contracts in place to hedge exposures to monetary assets and liabilities denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of December 31, 2023 and January 1, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $926 million and $485 million, respectively. In July 2023, we entered into forward contracts for a total notional amount of €432 million to hedge the foreign currency exposure for the fine imposed by the European Commission on July 12, 2023.

We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other (expense) income, net. As of December 31, 2023, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of December 31, 2023 and January 1, 2023, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $628 million and $425 million, respectively. We reclassified $18 million, $53 million, and $10 million to revenue in 2023, 2022, and 2021, respectively. As of December 31, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $5 million and $9 million, respectively. As of January 1, 2023, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $8 million and $6 million, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units (RSU) and performance stock units (PSU) are both considered restricted stock. The determination of the amount of share-based compensation expense for our PSU requires the use of certain estimates and assumptions that affect the amount of share-based compensation expense recognized in our consolidated statements of operations. The fair value of restricted stock and performance stock units that do not include a market condition is determined by the closing market price of our common stock on the date of grant. PSU that do not include a market condition represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. The fair value of performance stock units that include a market condition is determined on the date of grant using a Monte Carlo simulation, which includes assumptions for expected volatility, risk-free interest rate and divided yield. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Share-based compensation expense is recognized based on the fair value on a straight-line basis over the requisite service periods of the awards. Compensation expense for PSU that include a market condition is recognized over the requisite service period regardless of whether the market conditions are achieved.

Cash-based equity incentive awards are classified as liability awards, as such awards will be settled in cash. For purposes of valuation and performance measurement of the awards, GRAIL’s stand-alone value calculation, as estimated by GRAIL based on its analysis and on input from independent valuation advisors and analyses, is used. The fair value of the awards is recorded over the respective vesting periods of the awards, with recognition of a corresponding liability recorded in accrued liabilities in the consolidated balance sheets. The awards are remeasured to fair value at each reporting date until the awards are settled, with changes in fair value recognized in share-based compensation expense.

The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock purchased under our ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The expected volatility is generally determined by weighing the historical and implied volatility of our common stock. The historical volatility is generally commensurate with the estimated expected term. The implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. The expected term is generally based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that we have never declared or paid cash dividends on our common stock and do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $36 million, $53 million, and $48 million in 2023, 2022, and 2021, respectively.

Restructuring

We measure and accrue liabilities associated with employee separation costs, which primarily consist of severance pay and other separation costs such as outplacement services and benefits, at fair value as of the date the plan is approved and when such costs are reasonably estimable. The fair value measurement of restructuring related liabilities requires certain assumptions and estimates to be made, such as the retention period of certain employees. It is our policy to use the best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.

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

2. REVENUE
Our revenue is generated from the sale of products and services. Product revenue consists of sales of instruments and consumables used in genetic analysis. Service and other revenue consists of revenue generated from genotyping and sequencing services, instrument service contracts, development and licensing agreements, and cancer detection testing services related to the GRAIL business.

Revenue by Source

	2023			2022			2021
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,790	$293	$3,083	$2,919	$306	$3,225	$2,911	$306	$3,217
Instruments	685	19	704	709	19	728	734	17	751
Total product revenue	3,475	312	3,787	3,628	325	3,953	3,645	323	3,968
Service and other revenue	637	80	717	543	88	631	464	94	558
Total revenue	$4,112	$392	$4,504	$4,171	$413	$4,584	$4,109	$417	$4,526

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Geographic Area

Based on region of destination (in millions)	2023	2022 (1)	2021 (1)
Americas (2)	$2,521	$2,479	$2,358
Europe	1,140	1,089	1,149
Greater China (3)	384	472	502
Asia-Pacific, Middle East and Africa (4)	459	544	517
Total revenue	$4,504	$4,584	$4,526
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
(2)Americas revenue included United States revenue of $2,359 million, $2,290 million, and $2,195 million in 2023, 2022, and 2021, respectively.
(3)Region includes revenue from China, Taiwan, and Hong Kong.
(4)Region includes revenue from Russia and Turkey.

Performance Obligations

We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $653 million, of which approximately 82% is expected to be converted to revenue in 2024, approximately 13% in the following twelve months, and the remainder thereafter.

Contract Assets and Liabilities

Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, as of December 31, 2023 and January 1, 2023 were $18 million and $17 million, respectively, all of which were short-term and recorded in prepaid expenses and other current assets.

Contract liabilities, which consist of deferred revenue and customer deposits, as of December 31, 2023 and January 1, 2023 were $329 million and $308 million, respectively, of which the short-term portions of $252 million and $245 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in 2023 included $235 million of previously deferred revenue that was included in contract liabilities as of January 1, 2023.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments

Marketable Equity Securities

Our short-term investments consist of marketable equity securities. As of December 31, 2023 and January 1, 2023, the fair value of our marketable equity securities totaled $6 million and $26 million, respectively.

Gains and losses recognized in other (expense) income, net on our marketable equity securities were as follows:

In millions	2023	2022	2021
Net (losses) recognized during the period on marketable equity securities	$(2)	$(81)	$(52)
Less: Net (losses) recognized during the period on marketable equity securities sold during the period	(2)	—	(89)
Net unrealized (losses) gains recognized during the period on marketable equity securities still held at the reporting date	$—	$(81)	$37

Non-Marketable Equity Securities

As of both December 31, 2023 and January 1, 2023, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $28 million.

Revenue recognized from transactions with our strategic investees was $69 million, $113 million, and $74 million in 2023, 2022, and 2021, respectively.

Venture Funds

We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $4 million and up to $71 million, respectively, remained callable as of December 31, 2023. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $168 million and $183 million as of December 31, 2023 and January 1, 2023, respectively. We recorded net unrealized losses of $33 million and $25 million in 2023 and 2022, respectively, and a net unrealized gain of $55 million in 2021, in other (expense) income, net.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements

The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023				January 1, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$774	$—	$—	$774	$1,642	$—	$—	$1,642
Marketable equity securities	6	—	—	6	26	—	—	26
Helix contingent value right	—	—	68	68	—	—	58	58
Deferred compensation plan assets	—	61	—	61	—	52	—	52
Total assets measured at fair value	$780	$61	$68	$909	$1,668	$52	$58	$1,778
Liabilities:
Contingent consideration liabilities	$—	$—	$387	$387	$—	$—	$412	$412
Deferred compensation plan liability	—	59	—	59	—	51	—	51
Total liabilities measured at fair value	$—	$59	$387	$446	$—	$51	$412	$463

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

Helix Contingent Value Right

In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. We elected the fair value option to measure the contingent value right received from Helix. The fair value of the contingent value right, included in other assets, is derived using a Monte Carlo simulation. Estimates and assumptions used in the Monte Carlo simulation include probabilities related to the timing and outcome of future financing and/or liquidity events, assumptions regarding collectability and volatility, and an estimated equity value of Helix. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

Changes in the fair value of the Helix contingent value right, included in other (expense) income, net were as follows:

In millions
Balance as of January 3, 2021	$35
Change in estimated fair value	30
Balance as of January 2, 2022	65
Change in estimated fair value	(7)
Balance as of January 1, 2023	58
Change in estimated fair value	10
Balance as of December 31, 2023	$68

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the period Q4 2022 through Q3 2023 were $85 million in aggregate and Covered Revenues for the period Q4 2021 through Q3 2022 were $42 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were approximately $803,000 and $396,000 in 2023 and 2022, respectively. Pursuant to the Contingent Value Rights Agreement, a portion of the Covered Revenue Payments in 2022 were applied to reimburse us for certain expenses. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of our contingent consideration liability related to GRAIL was $387 million and $412 million as of December 31, 2023 and January 1, 2023, respectively, of which $385 million and $411 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities.

Changes in the estimated fair value of our contingent consideration liabilities were as follows:

In millions
Balance as of January 3, 2021	$—
Acquisition of GRAIL	762
Other acquisition	14
Measurement period adjustment related to GRAIL acquisition	(5)
Cash payments	(15)
Exchange of GRAIL contingent value rights	(145)
Change in estimated fair value	4
Balance as of January 2, 2022	615
Acquisition	2
Change in estimated fair value	(205)
Balance as of January 1, 2023	412
Change in estimated fair value	(24)
Cash payments	(1)
Balance as of December 31, 2023	$387

In December 2021, we exchanged approximately 73 million contingent value rights, that were issued as part of the GRAIL acquisition, for an aggregate cash payment of $57 million and the issuance of $2 million in shares of our common stock. As a result of the exchange, we recognized a gain of $86 million in other (expense) income, net in 2021, which represented the difference between the fair value of the contingent consideration liability for the contingent value rights exchanged of $145 million and the total consideration transferred of $59 million.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisition of GRAIL, Inc.

On August 18, 2021, we completed our acquisition of GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is subject to ongoing legal proceedings and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. Refer to note “8. Legal Proceedings” for further details. As a result of the acquisition, GRAIL stockholders received as consideration (i) cash, (ii) shares of Illumina common stock and (iii) at their election, either a contingent value right or additional shares of Illumina common stock. We issued 9.8 million common shares as part of the consideration. GRAIL is a separate reportable segment. We have included the financial results of GRAIL in the consolidated financial statements from the date of acquisition. On December 17, 2023, we announced that we will divest GRAIL.

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

In connection with the acquisition, we accelerated the vesting of certain outstanding and unvested equity awards of GRAIL employees. Approximately $69 million was included in the purchase price related to the fair value of accelerated equity awards attributable to the pre-combination period, with the fair value attributable to the post-combination period of $615 million included in share-based compensation expense in 2021. In addition, we issued Illumina equity awards to GRAIL employees in exchange for any of their remaining outstanding and unvested GRAIL equity awards (the “replacement awards”) at acquisition. The replacement awards consist of restricted stock units and performance stock options. The terms of the replacement awards are substantially similar to the former GRAIL equity awards for which they were exchanged. The fair value of the replacement awards was $48 million, all of which is attributable to post-combination service, and will be recognized as share-based compensation expense over the remaining vesting period subsequent to the acquisition. The weighted-average acquisition-date fair value of the replacement performance stock options was determined using the Black-Scholes option pricing model. Refer to note “6. Stockholders’ Equity” for more information.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

We recorded a measurement period adjustment in Q3 2022 to decrease goodwill and increase deferred tax assets by $6 million, as a result of finalizing GRAIL’s U.S. tax returns. In Q4 2021, we recorded measurement period adjustments to decrease intangible assets, specifically, developed technology, as a result of revised future cash flow estimates and to decrease deferred tax liability as a result of changes in net operating loss estimates from the initial purchase price allocation. These measurement period adjustments were made to reflect facts and circumstances that existed as of the acquisition date. The measurement period adjustment related to the developed technology intangible asset would have resulted in an insignificant decrease in amortization expense recorded in Q3 2021. The measurement period adjustments were recorded in our consolidated financial statements as of and for the years ended 2022 and 2021, as appropriate. The goodwill recognized was assigned to the GRAIL segment.

The fair values assigned to identifiable intangible assets acquired were as follows:

In millions, except years	Fair Value (as adjusted)	Estimated Useful Life
Developed technology	$2,410	18
Trade name	40	9
In-process research and development (IPR&D)	670	Indefinite
Total intangible assets	$3,120

The fair values of the developed technology, trade name and IPR&D were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return and inclusive of an assumption for technology obsolescence. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic and other factors that may limit the useful life. The developed technology and trade name assets are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2023, the research and development project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization.

The transaction costs associated with the acquisition of GRAIL, excluding any Continuation Payments paid to GRAIL prior to the close of the acquisition, consisted primarily of legal, regulatory and financial advisory fees of approximately $156 million, which were expensed as incurred as selling, general and administrative expense in 2021.

Prior to the acquisition, we were required to make monthly cash payments to GRAIL of $35 million (the Continuation Payments) through the earlier of the consummation of the acquisition or termination of the GRAIL Merger Agreement, subject to certain exceptions. We made Continuation Payments to GRAIL totaling $245 million in 2021, which were

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded as selling, general and administrative expense. Subsequent to the acquisition, we did not make any additional Continuation Payments.

Goodwill

In millions
Balance as of January 2, 2022	$7,113
Impairment	(3,914)
Acquisition	45
Measurement period adjustments	(5)
Balance as of January 1, 2023	3,239
Impairment	(712)
Acquisition	18
Balance as of December 31, 2023	$2,545
2023 Impairment of Goodwill

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

In Q3 2023, we concluded the sustained decrease in the Company’s stock price and overall market capitalization during the quarter was a triggering event indicating the fair value of a reporting unit might be less than its carrying amount and that an interim goodwill and intangible impairment test was required.

Based on our interim assessment, we concluded that our GRAIL reporting unit’s carrying value exceeded its estimated fair value. As a result, we recorded $712 million of goodwill impairment related to our GRAIL reporting unit in Q3 2023, primarily due to a decrease in the company’s consolidated market capitalization and a higher discount rate selected for the fair value calculation of the GRAIL reporting unit. No impairment was recorded for our Core Illumina reporting unit, noting its fair value exceeded its carrying value.

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

In conjunction with the Q3 2023 interim goodwill impairment test, we also evaluated the in-process research and development (IPR&D) asset assigned to the GRAIL reporting unit for potential impairment. We performed our impairment test by comparing the carrying value of the IPR&D asset to its estimated fair value, which was determined by the income approach, using a discounted cash flow model. Estimates and assumptions used in the income approach, which represent a Level 3 measurement, included projected cash flows and a selected discount rate of 19.0%. Based on our Q3 2023 impairment test, the carrying value of the GRAIL IPR&D asset exceeded its estimated fair value and we recorded an impairment of $109 million in Q3 2023, primarily due to a decrease in projected cash flows and a higher discount rate selected for the fair value calculation of the GRAIL IPR&D asset. As of December 31, 2023, the carrying value of the GRAIL IPR&D asset was $561 million. We also performed a recoverability test for the definite-lived intangible assets assigned to GRAIL, which includes developed technology and trade name, noting no impairment. No impairment was noted for Core Illumina definite-lived intangible assets.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In Q4 2023, we concluded, among other events, that our formal announcement, in December 2023, to divest GRAIL represented a triggering event that required an additional interim goodwill and intangible impairment test be performed. As a result of the assessment, no impairment was recorded for either Core Illumina or GRAIL in Q4 2023. The fair values of GRAIL and Core Illumina exceeded their carrying values by approximately $950 million and $19 billion, respectively. For GRAIL, the selected discount rate used in the Q4 2023 impairment test was 23%. An increase of 100 basis points to the selected discount rate would still have resulted in no impairment for the GRAIL segment. As of December 31, 2023, remaining goodwill allocated to GRAIL was $1,466 million. Changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairment tests could affect the estimated fair values of our reporting units and may result in additional impairment charges in the future. We will continue to monitor events and circumstances which may suggest that interim impairment indicators are present prior to our next annual impairment test. We also performed a recoverability test for the definite-lived intangible assets assigned to GRAIL in Q4 2023, noting no impairment. Additionally, no impairment was noted for Core Illumina definite-lived intangible assets.
2022 Impairment of Goodwill
On July 13, 2022, the EU General Court ruled that the European Commission has jurisdiction under the EU Merger Regulation to review our acquisition of GRAIL. Additionally, on September 6, 2022, the European Commission issued its decision prohibiting the acquisition. Refer to note “8. Legal Proceedings” for additional details. These decisions, along with a continued and significant decrease in the Company’s stock price and market capitalization, required us to perform an interim goodwill and intangible asset impairment test in Q3 2022.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible Assets

	December 31, 2023				January 1, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Impairment	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technologies	$2,807	$(585)	$—	$2,222	$2,812	$(449)	$2,363
Licensed technologies	274	(133)	—	141	274	(105)	169
Trade name	43	(14)	—	29	44	(10)	34
Customer relationships	14	(13)	—	1	31	(29)	2
License agreements	14	(13)	—	1	15	(14)	1
Database	12	(3)	—	9	12	(1)	11
Total finite-lived intangible assets, net	3,164	(761)	—	2,403	3,188	(608)	2,580
In-process research and development (IPR&D)	705	—	(115)	590	705	—	705
Total intangible assets, net	$3,869	$(761)	$(115)	$2,993	$3,893	$(608)	$3,285
As a result of an acquisition in Q4 2023, we recorded a developed technology intangible asset of $19 million, with a useful life of 10 years. We are still finalizing the allocation of the purchase price as additional information is received to complete our analysis. We expect to finalize the valuation as soon as practicable, but no later than one year after the acquisition date. As a result of an acquisition in Q2 2022, we recorded a developed technology intangible asset of $23 million, with a useful life of 7 years, and a database intangible asset of $12 million, with a useful life of 7 years. We finalized the allocation of the purchase price in Q2 2023, with no material adjustments to our preliminary purchase price allocation. In addition, we recorded a licensed technology intangible asset of $180 million, with a useful life of 6.5 years, as a result of our litigation settlement with BGI in Q3 2022. Refer to note “8. Legal Proceedings” for additional details.
As a result of an acquisition completed in Q2 2021, we recorded an IPR&D intangible asset of $35 million, with an indefinite useful life. As of December 31, 2023, the research and development project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization. During Q4 2023, we evaluated the IPR&D intangible asset for potential impairment and recorded an impairment of $6 million.
The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2024	$197
2025	197
2026	185
2027	183
2028	180
Thereafter	1,461
Total	$2,403

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DEBT AND OTHER COMMITMENTS
Summary of Term Debt Obligations

In millions	December 31, 2023	January 1, 2023
Principal amount of 2031 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2025 Term Notes outstanding	500	500
Principal amount of 2023 Term Notes outstanding	—	500
Unamortized discounts and debt issuance costs	(11)	(13)
Net carrying amount of term notes	1,489	1,987
Less: current portion	—	(500)
Term notes, non-current	$1,489	$1,487
Fair value of term notes outstanding (Level 2)	$1,440	$1,913

Interest expense recognized on our term notes, which included amortization of debt discounts and issuance costs, was $74 million, $21 million and $14 million in 2023, 2022 and 2021, respectively.

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

The 2031 Term Notes, which mature on March 23, 2031, accrue interest at a rate of 2.550% per annum, payable semi-annually on March 23 and September 23 of each year, beginning on September 23, 2021. We may redeem for cash all or any portion of the 2031 Term Notes, at our option, at any time prior to maturity. Prior to December 23, 2030, the notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After December 23, 2030, the notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.

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

0% Convertible Senior Notes due 2023 (2023 Convertible Notes)

In August 2018, we issued $750 million aggregate principal amount of 2023 Convertible Notes. The notes were convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on conversion rates as defined in the indenture. The 2023 Convertible Notes matured on August 15, 2023, at which time the principal was repaid in cash. We did not issue any shares of common stock.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 2023 Convertible Notes were initially accounted for in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by estimating the fair value of a similar liability that does not have an associated conversion feature. Because at issuance we had no outstanding non-convertible public debt, we determined that market-traded senior, unsecured corporate bonds represented a similar liability without a conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in our industry, and with similar maturities to the 2023 Convertible Notes, we estimated an implied interest rate of 3.7%, assuming no conversion option. Assumptions used in the estimate represented what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2023 Convertible Notes, which resulted in a fair value of the liability component in aggregate of $624 million upon issuance, calculated as the present value of implied future payments based on the $750 million aggregate principal amount. The $126 million difference ($93 million, net of tax) between the aggregate principal amount of $750 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2023 Convertible Notes were not considered redeemable. As a policy election under applicable guidance related to the calculation of diluted (loss) earnings per share, we had elected the combination settlement method as our stated settlement policy and applied the treasury stock method in the calculation of the potential dilutive impact of the 2023 Convertible Notes on (loss) earnings per share each period.

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

Interest expense recognized on the 2023 Convertible Notes, which included amortization of debt issuance costs, was $2 million and $3 million in 2023 and 2022, respectively. Interest expense recognized on the 2023 Convertible Notes in 2021 was $29 million, which included amortization of the original debt discount and debt issuance costs.

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

The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Credit Facility at any time without premium or penalty. As of December 31, 2023, there were no borrowings or letters of credit outstanding under the Credit Facility and we were in compliance with all financial and operating covenants.

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

The Credit Agreement contains financial and operating covenants. Pursuant to the Credit Agreement, we are required to maintain a ratio of total debt to adjusted annual earnings before interest, taxes, depreciation and amortization (EBITDA), calculated based on the four consecutive fiscal quarters ending with the most recent fiscal quarter, of not greater than 3.50 to 1.00 as of the end of each fiscal quarter. Upon the consummation of any Qualified Acquisition (as defined in the Credit Agreement) and us providing notice to the Administrative Agent, the ratio increases to 4.00 to

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.00 for the fiscal quarter in which the acquisition is consummated and the three consecutive fiscal quarters thereafter. The operating covenants include, among other things, limitations on (i) the incurrence of indebtedness by our subsidiaries, (ii) liens on our and our subsidiaries assets, and (iii) certain fundamental changes and the disposition of assets by us and our subsidiaries. The Credit Agreement contains other customary covenants, representations and warranties, and events of default.

Leases

As of December 31, 2023, the maturities of our operating lease liabilities were as follows:

In millions
2024	$117
2025	117
2026	115
2027	107
2028	89
Thereafter	385
Total remaining lease payments (1)	930
Less: imputed interest	(157)
Total operating lease liabilities	773
Less: current portion	(86)
Long-term operating lease liabilities	$687
Weighted-average remaining lease term	8.8 years
Weighted-average discount rate	4.2%
_____________
(1)Total remaining lease payments exclude $60 million of legally binding minimum lease payments for leases signed but not yet commenced.

The components of our lease costs were as follows:

In millions	2023	2022	2021
Operating lease costs	$116	$112	$99
Sublease income	(20)	(20)	(16)
Variable lease costs (1)	27	20	21
Total lease costs	$123	$112	$104
_____________
(1)Variable lease costs include non-fixed maintenance charges and property taxes.

Purchase Obligations

In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily related to licensing and supply arrangements. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to minimum royalty payments, some of which are subject to adjustment, may be terminated prior to the expiration of underlying intellectual property under certain circumstances. Annual minimum payments for noncancelable purchase obligations as of December 31, 2023 totaled $290 million, less than half of which are due within the next twelve months.

6. STOCKHOLDERS’ EQUITY
The 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, performance stock options, restricted stock units and awards, and performance stock units. In Q2 2023, the Company’s stockholders approved an amended and restated version of the 2015 Stock Plan and increased the maximum number of shares authorized for issuance by 8.0 million shares. As of December 31, 2023, approximately 8.2 million shares remained available for future grants under the 2015 Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

We issue restricted stock units (RSU) and performance stock units (PSU), both of which are considered restricted stock. We grant restricted stock pursuant to the 2015 Stock Plan and satisfy such grants through the issuance of either new shares or shares from treasury stock. RSU are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSU generally vest over a four-year period with equal vesting annually. We issue two different PSU awards. We issue PSU for which the number of shares issuable at the end of a three-year performance period is based on our performance relative to specified earnings per share targets and continued employment through the vesting period (EPS PSU). During 2023, we began to issue PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies measured over a three-fiscal year performance period and continued employment through the vesting period (rTSR PSU). Depending on the actual performance over the measurement period, an rTSR PSU award recipient could receive up to 175% of the granted award.

Restricted stock activity was as follows:

	Restricted Stock Units (RSU) (1)	Performance Stock Units (PSU) (2)	Weighted-Average Grant- Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 3, 2021	1,721	—	$313.35	$—
Awarded	259	456	$438.46	$471.63
Vested	(606)	(72)	$303.08	$492.55
Cancelled	(244)	(56)	$321.93	$475.38
Outstanding at January 2, 2022	1,130	328	$345.66	$466.42
Awarded	1,370	(108)	$302.52	$479.85
Vested	(707)	(99)	$341.56	$492.55
Cancelled	(182)	(47)	$341.14	$411.78
Outstanding at January 1, 2023	1,611	74	$311.23	$446.74
Awarded	2,032	39	$195.94	$239.98
Vested	(987)	—	$268.08	$—
Cancelled	(458)	(113)	$253.52	$299.98
Outstanding at December 31, 2023	2,198	—	$236.32	$—
_____________
(1)In connection with the GRAIL acquisition, replacement awards of 59,000 RSU were awarded to GRAIL employees in 2021.
(2)The number of units reflect the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. As of December 31, 2023, there were approximately 129,000 rTSR PSU granted. Awarded units are presented net of performance adjustments.

Pre-tax intrinsic value and fair value of vested restricted stock was as follows:

In millions	2023	2022	2021
Pre-tax intrinsic value of outstanding restricted stock:
RSU	$306	$326	$430
PSU	$—	$15	$125

Fair value of restricted stock vested:
RSU	$122	$162	$247
PSU	$—	$49	$35

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Liability- Classified RSU

In Q1 2023, we granted RSU that were to be settled in cash if stockholder approval to increase our share reserve under the amended and restated 2015 Stock Plan was not obtained. In Q2 2023, the Company’s stockholders approved an amended and restated version of the 2015 Stock Plan and increased the maximum number of shares authorized for issuance. Upon such approval, all RSU previously accounted for as liability-classified awards, approximately 557,000 RSU, were reclassified to stockholders equity and accounted for prospectively as equity awards. There were no RSU liability-classified awards outstanding as of December 31, 2023.

Stock Options

Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options(1)	Weighted-Average Exercise Price
Outstanding at January 3, 2021	10	$59.11	—	$—
Granted	—	$—	48	$86.73
Exercised	(2)	$20.06	(21)	$86.72
Cancelled	—	$—	(10)	$89.63
Outstanding at January 2, 2022	8	$66.42	17	$85.54
Granted	180	$330.25	—	$—
Exercised	(1)	$6.55	—	$—
Outstanding at January 1, 2023	187	$319.72	17	$85.54
Exercised	(8)	$71.09	(1)	$16.69
Cancelled	(144)	$330.25	—	$—
Outstanding at December 31, 2023	35	$330.25	16	$87.74
Exercisable at December 31, 2023	9	$330.25	—	$—
_____________
(1)In connection with the GRAIL acquisition, we issued replacement performance stock options to GRAIL employees in 2021. The number of units reflect awards that have been granted and for which it is assumed to be probable that the underlying performance goals will be achieved.

The aggregate intrinsic value of options outstanding as of December 31, 2023 was zero. Aggregate intrinsic value represents the product of the number of options outstanding multiplied by the difference between our closing stock price per share on the last trading day of the fiscal period, which was $139.24 as of December 29, 2023, and the exercise price. Total intrinsic value of options exercised was $1 million, zero, and $1 million in 2023, 2022, and 2021, respectively. The weighted-average remaining life of options outstanding was 5.2 years as of December 31, 2023.

The aggregate intrinsic value of performance stock options outstanding as of December 31, 2023 was $1 million. The total intrinsic value of performance stock options exercised was zero and $6 million in 2023 and 2021, respectively. No performance stock options were exercised in 2022. Outstanding performance stock options, in general, have contractual terms of ten years from the respective grant dates.

Other Liability-Classified Awards

We grant cash-based equity incentive awards to GRAIL employees. For purposes of valuation and performance measurement of the awards, GRAIL’s stand-alone value calculation, as estimated by GRAIL based on its analysis and on input from independent valuation advisors and analyses, is used. The awards generally have terms of four years and vest in four equal installments on each anniversary of the grant date, subject to continued employment through the vesting period. These awards are accounted for as liability-classified awards.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 3, 2021	$—
Granted	218
Cancelled	(42)
Change in fair value	8
Outstanding at January 2, 2022	184
Granted	168
Vested and paid in cash	(41)
Cancelled	(41)
Change in fair value	23
Outstanding at January 1, 2023	293
Granted	116
Vested and paid in cash	(77)
Cancelled	(32)
Change in fair value	(8)
Outstanding at December 31, 2023	$292
Estimated liability as of December 31, 2023 (included in accrued liabilities)	$55

We recognized share-based compensation expense of $95 million, $67 million and $11 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, approximately $237 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 2.5 years.

In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of December 31, 2023, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the consolidated financial statements to-date. We assess the probability of achieving the performance conditions associated with the award on a quarterly basis at each reporting period.

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

Approximately 0.4 million, 0.3 million and 0.2 million shares during 2023, 2022 and 2021, respectively, were issued under the ESPP. As of December 31, 2023 and January 1, 2023, there were approximately 12.4 million and 12.8 million shares available for issuance under the ESPP, respectively.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

	2023	2022	2021
Risk-free interest rate	0.78% - 5.54%	0.06% - 2.98%	0.06% - 0.12%
Expected volatility	41% - 51%	37% - 51%	37% - 47%
Expected term	0.5 - 1.1 years	0.5 - 1.0 year	0.5 - 1.0 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$49.87	$50.22	$134.47

Share Repurchases

We did not repurchase any shares during 2023, 2022, or 2021. As of December 31, 2023, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.

Share-Based Compensation

Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our consolidated statements of operations was as follows:

In millions	2023	2022	2021
Cost of product revenue	$29	$26	$23
Cost of service and other revenue	7	6	4
Research and development	155	153	276
Selling, general and administrative	189	181	638
Share-based compensation expense, before taxes	380	366	941
Related income tax benefits	(87)	(83)	(64)
Share-based compensation expense, net of taxes	$293	$283	$877

In connection with the acquisition of GRAIL, we recognized share-based compensation expense of $615 million in 2021 related to the fair value of accelerated equity awards attributable to the post-combination period, of which $167 million was recorded in research and development expense and $448 million in selling, general and administrative expense. We also recognized $2 million, $10 million and $24 million of expense in 2023, 2022 and 2021, respectively, related to the replacement awards.

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

As of December 31, 2023, approximately $496 million of total unrecognized compensation cost related to restricted stock, including RSU and PSU, stock options, including performance stock options, and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.3 years.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. SUPPLEMENTAL BALANCE SHEET AND STATEMENT OF OPERATIONS DETAILS
Accounts Receivable

In millions	December 31, 2023	January 1, 2023
Trade accounts receivable, gross	$741	$675
Allowance for credit losses	(7)	(4)
Total accounts receivable, net	$734	$671

Inventory

In millions	December 31, 2023	January 1, 2023
Raw materials	$276	$247
Work in process	402	386
Finished goods	30	28
Inventory, gross	708	661
Inventory reserve	(121)	(93)
Total inventory, net	$587	$568

Property and Equipment

In millions	December 31, 2023	January 1, 2023
Leasehold improvements	$803	$759
Machinery and equipment	684	644
Computer hardware and software	463	424
Furniture and fixtures	55	50
Buildings	44	44
Construction in progress	96	132
Total property and equipment, gross	2,145	2,053
Accumulated depreciation	(1,138)	(962)
Total property and equipment, net	$1,007	$1,091

Property and equipment, net included non-cash expenditures of $12 million, $16 million and $17 million in 2023, 2022, and 2021, respectively, which were excluded from the consolidated statements of cash flows.

Accrued Liabilities

In millions	December 31, 2023	January 1, 2023
Legal contingencies(1)	$484	$473
Contract liabilities, current portion	252	245
Accrued compensation expenses(2)	223	188
Accrued taxes payable	79	97
Operating lease liabilities, current portion	86	76
Liability-classified equity incentive awards	55	36
Other, including warranties(3)	146	117
Total accrued liabilities	$1,325	$1,232
_____________
(1)See note “8. Legal Proceedings” for additional details.
(2)Included employee separation costs related to restructuring activities.
(3)See table below for changes in the reserve for product warranties.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the reserve for product warranties were as follows:

In millions
Balance as of January 3, 2021	$13
Additions charged to cost of product revenue	33
Repairs and replacements	(24)
Balance as of January 2, 2022	22
Additions charged to cost of product revenue	23
Repairs and replacements	(27)
Balance as of January 1, 2023	18
Additions charged to cost of product revenue	42
Repairs and replacements	(39)
Balance as of December 31, 2023	$21
Restructuring
In Q2 2023, we implemented a cost reduction initiative that included workforce reductions, the consolidation of certain facilities and other actions to reduce expenses, all as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In 2023, we recorded pre-tax restructuring charges primarily consisting of asset impairment charges related to our facilities and employee separation costs.
A summary of the pre-tax restructuring charges recorded in 2023 are as follows:

In millions
Employee separation costs	$48
Asset impairment charges (1)	100
Other costs	4
Total restructuring charges (2)	$152
_____________
(1)Primarily related to impairment of right-of-use assets and leasehold improvements for our i3 and Foster City campuses in California.
(2)For 2023, $122 million was recorded in SG&A expense, $24 million in R&D expense, with the remainder recorded in cost of revenue. These restructuring activities primarily relate to our Core Illumina segment.

During 2023, we fully exited our i3 campus in San Diego, California, which resulted in a right-of-use asset impairment of $38 million, and we exited a portion of our campus in Foster City, California, which resulted in a right-of-use asset impairment of $21 million. These impairments were recognized in selling, general and administrative expense. The impairments were determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date. The fair value of the right-of-use asset was estimated using the discounted future cash flows method, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as a discount rate. The estimates and assumptions used in our assessment represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We also recorded $16 million and $22 million of leasehold improvement impairments related to the exits of our i3 and Foster City campuses, respectively, in 2023, recognized in selling, general and administrative expense. We continue to evaluate our options with respect to the rest of our campus in Foster City, California. As of December 31, 2023, we had remaining assets, consisting primarily of right-of-use assets and leasehold improvements, related to our Foster City campus of approximately $136 million.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the restructuring liability is as follows:

In millions	Employee Separation Costs (1)	Other Costs	Total
Expense recorded in 2023	$48	$4	$52
Cash paid during 2023	(31)	(3)	(34)
Amount recorded in accrued liabilities as of YTD 2023	$17	$1	$18

Estimated total restructuring costs to still be incurred	$8	$—	$8
_____________
(1)It is expected that substantially all of the employee separation related restructuring charges will be incurred and paid by the end of Q1 2024.

Other (Expense) Income, Net

In millions	2023	2022	2021
Gain on previously held investment in GRAIL	$—	$—	$899
Gain on exchange of GRAIL contingent value rights	—	—	86
Gain (loss) on Helix contingent value right	10	(7)	30
Gain on derivative assets related to terminated acquisition	—	—	26
(Losses) gains on strategic investments, net	(40)	(122)	18
Other	1	(13)	9
Other (expense) income, net	$(29)	$(142)	$1,068

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

On March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. We filed an answer to the FTC’s complaint in federal district court on April 6, 2021, and in the administrative court on April 13, 2021. On April 20, 2021, the United States District Court for the District of Columbia granted our motion to transfer venue to the United States District Court for the Southern District of California. On May 28, 2021, the district court granted the FTC’s motion to dismiss the complaint without prejudice. The administrative trial commenced on August 24, 2021. On September 1, 2022, the administrative law judge (the ALJ) ruled in favor of Illumina and found that the acquisition of GRAIL did not violate Section 7 of the Clayton Act. In the decision, the ALJ found that the FTC’s

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
complaint counsel had failed to prove its prima facie case that Illumina’s acquisition of GRAIL would result in harm to competition in a putative market for multi-cancer early detection (MCED) tests. The FTC’s complaint counsel appealed the ALJ’s decision to the full FTC on September 2, 2022. The appeal was fully briefed as of November 10, 2022, and oral argument occurred on December 13, 2022. On March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL, reversing the ALJ’s ruling. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. On April 24, 2023, the FTC granted a motion staying in its entirety the FTC Order pending resolution of Illumina’s Fifth Circuit appeal. The appeal was fully briefed as of August 16, 2023, and oral argument occurred on September 12, 2023. On December 15, 2023, the Fifth Circuit issued its opinion and order, in which the court ruled that the Commission applied the incorrect standard in assessing Illumina’s open offer contract, and on that basis vacated the FTC Order and remanded the case to the Commission for reconsideration of the effects of the open offer contract under the proper standard as described in the Fifth Circuit’s decision, and in all other respects upheld the Commission’s decision.

On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). The European Commission had never solicited referrals to take jurisdiction over an acquisition of a U.S. company that had no revenue in Europe. On April 28, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On December 16, 2021, the EU General Court held a hearing regarding the European Commission’s assertion of jurisdiction. On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction under the EU Merger Regulation to review the acquisition. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union asking for annulment of the EU General Court’s decision. On December 12, 2023, the Court of Justice of the European Union held a hearing on the appeal.

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

On October 12, 2023, the European Commission adopted a decision requiring us to (among other things) divest GRAIL, and replacing the interim measures set forth in the New Interim Measures Order with substantially equivalent transitional measures (the EC Divestment Decision). On December 22, 2023, we filed an action with the EU General Court seeking an annulment of the EC Divestment Decision.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. As of December 31, 2023, we accrued $484 million, including related foreign currency losses and accrued interest, included in accrued liabilities. We appealed the Article 14(2)(b) Decision on September 26, 2023.

On December 17, 2023, we announced that we will divest GRAIL.
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

On November 1, 2023, the defendants filed a motion to dismiss the complaint, which has not yet been briefed. On the same day, Illumina—joined by the director defendants—moved to strike portions of the complaint that contain improperly included confidential and privileged information. On January 16, 2024, the Court granted the motion to strike. On January 23, 2024, plaintiffs filed a motion seeking re-argument of the Court’s order granting the motion to strike. On December 6, 2023, the plaintiffs moved to expedite the proceedings with respect to their direct claims. The director defendants opposed that motion and Illumina joined their opposition. On January 19, 2023, the court denied plaintiffs’ motion to expedite. In light of the fact that the lawsuit is in an early stage, we cannot predict the ultimate outcome of the suit. We deny the allegations in the complaint and intend to vigorously defend the litigation.
Securities Class Actions

Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). We expect the court to consolidate the three actions and appoint a lead plaintiff in the coming months.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs.

We deny the allegations in the complaints and intend to vigorously defend the litigation. In light of the fact that the lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits.
DOJ Civil Investigative Demand

On January 18, 2024, we received a civil investigative demand (CID) from the U.S. Department of Justice, requiring production of certain documents and information in the course of a False Claims Act investigation to determine whether there is or has been a violation of 31 U.S.C. § 3729. The False Claims Act investigation concerns allegations that the Company caused the submission of false claims to Medicare and other federal government programs because it misrepresented its compliance with cybersecurity requirements to the Food and Drug Administration and other federal agencies that purchase its devices. The Company is preparing its response and cooperating with the government.
BGI Genomics Co. Ltd. and its Affiliates
As previously disclosed, we were engaged in litigation in various U.S. jurisdictions with BGI Genomics Co. Ltd (BGI) and certain of its affiliates, including Complete Genomics, Inc. (CGI) since June of 2019. On July 14, 2022, we entered into a Settlement and License Agreement with BGI and CGI (the “Agreement”). Pursuant to the terms of the Agreement, we agreed to pay CGI a one time payment of $325 million. We allocated the $325 million payment on a relative fair value basis, resulting in $180 million capitalized as an intangible asset in 2022 for the value of the license, which is amortized over a period of 6.5 years on a straight-line basis, $150 million allocated to the release of past damages claimed, and a $5 million gain for damages awarded to us. The fair value of the license was estimated using a discounted cash flow model, which included assumptions for projected revenues covered by the license, an estimated royalty rate and a discount rate. The fair value of the past damages claimed was estimated based on applicable historical revenues and an estimated royalty rate. These inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

9. INCOME TAXES
(Loss) income before income taxes summarized by region was as follows:

In millions	2023	2022	2021
United States	$(1,735)	$(4,942)	$(115)
Foreign	618	606	999
Total (loss) income before income taxes	$(1,117)	$(4,336)	$884

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consisted of the following:

In millions	2023	2022	2021
Current:
Federal	$(5)	$(11)	$54
State	6	27	37
Foreign	77	75	107
Total current provision	78	91	198
Deferred:
Federal	(13)	40	(50)
State	(26)	(47)	(23)
Foreign	5	(16)	(3)
Total deferred benefit	(34)	(23)	(76)
Total tax provision	$44	$68	$122

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) income before taxes as follows:

In millions	2023	2022	2021
Tax at federal statutory rate	$(235)	$(911)	$186
State, net of federal benefit	(16)	(9)	13
Research and other credits	(42)	(46)	(23)
Change in valuation allowance	48	62	33
Impact of R&D expense capitalization	86	87	—
Impact of net operating losses on GILTI and U.S. foreign tax credits	61	60	—
Impact of foreign operations	(50)	(81)	(80)
Impact of foreign derived intangible income (FDII) deduction	1	(1)	(12)
Stock compensation	31	20	(10)
Officer compensation	(4)	4	13
Accrual of European Commission fine	3	96	—
Goodwill impairment	149	822	—
Impact of acquisition related items	8	(27)	(16)
Other	4	(8)	18
Total tax provision	$44	$68	$122

We have elected to account for the global intangible low-taxed income (GILTI) as a period cost in our consolidated financial statements.

The impact of foreign operations primarily represents the difference between the actual provision for income taxes for our legal entities that operate primarily in jurisdictions that have statutory tax rates lower than the U.S. federal statutory tax rate of 21%. The most significant tax benefits from foreign operations were from our earnings in Singapore, which had a statutory tax rate of 17% in 2023. The impact of foreign operations also includes the impact of GILTI and the U.S. foreign tax credit impact of non-U.S. earnings before the tax impact of net operating losses, and uncertain tax positions related to foreign items.

The impact of R&D expense capitalization is primarily the income tax expense impact of capitalizing research and development expenses for tax purposes on GILTI and the utilization of the U.S. foreign tax credits.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The impact of net operating losses on GILTI and U.S. foreign tax credits is primarily the income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of the U.S. foreign tax credits.

The impact of acquisition related items includes the income tax expense impact of the gain on our previously held investment in GRAIL, acquisition related compensation, continuation payments, transaction costs, and changes to the contingent value rights associated with the GRAIL acquisition.

Significant components of deferred tax assets and liabilities were as follows:

In millions	December 31, 2023	January 1, 2023
Deferred tax assets:
Net operating losses	$392	$408
Tax credits	211	157
Other accruals and reserves	49	40
Stock compensation	15	20
Capitalized U.S. R&D expenses	158	97
Other amortization	115	247
Operating lease liabilities	146	156
Property and equipment	4	—
Investments	7	5
Other	56	38
Total gross deferred tax assets	1,153	1,168
Valuation allowance on deferred tax assets	(251)	(203)
Total deferred tax assets	902	965
Deferred tax liabilities:
Purchased intangible amortization	(734)	(800)
Property and equipment	—	(11)
Operating lease right-of-use assets	(88)	(112)
Other	(25)	(18)
Total deferred tax liabilities	(847)	(941)
Deferred tax assets, net	$55	$24

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including operating results and forecasted ranges of future taxable income. Based on the available evidence as of December 31, 2023, we were not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $251 million was recorded against certain U.S. and foreign deferred tax assets.

As of December 31, 2023, we had net operating loss carryforwards for federal and state tax purposes of $860 million and $1,874 million, respectively, which will begin to expire in 2024 and 2025, respectively, unless utilized prior. We also had federal and state tax credit carryforwards of $105 million and $223 million, which will begin to expire in 2031 and 2027, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2023 are net of any previous limitations due to Section 382 and 383.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our manufacturing operations in Singapore operate under various tax holidays and incentives, the first of which began to expire in 2023. These tax holidays and incentives resulted in a $75 million, $56 million, and $82 million decrease to the provision for income taxes in 2023, 2022, and 2021, respectively. These tax holidays and incentives resulted in an increase in diluted (loss) earnings per share of $0.47, $0.35, and $0.55, in 2023, 2022, and 2021, respectively.

As of December 31, 2023, we asserted that $1,855 million of foreign earnings would not be indefinitely reinvested, and accordingly, recorded a deferred tax liability of $25 million.

The following table summarizes the gross amount of our uncertain tax positions:

In millions	December 31, 2023	January 1, 2023	January 2, 2022
Balance at beginning of year	$153	$131	$80
Increases related to prior year tax positions	27	12	19
Decreases related to prior year tax positions	(2)	(3)	(1)
Increases related to current year tax positions	42	42	39
Decreases related to lapse of statute of limitations	(10)	(29)	(6)
Balance at end of year	$210	$153	$131

Included in the balance of uncertain tax positions as of December 31, 2023 and January 1, 2023, was $156 million and $124 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. We recognized expense of $2 million in 2023, income of $3 million in 2022, and expense of $1 million in 2021, related to potential interest and penalties on uncertain tax positions. We recorded a liability for potential interest and penalties of $6 million and $3 million as of December 31, 2023 and January 1, 2023, respectively.

Tax years 1997 to 2022 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. The Internal Revenue Service completed an examination of the U.S. Corporation Income Tax Returns for tax years 2017, 2018, and 2020. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. Due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

10. EMPLOYEE BENEFIT PLANS
Retirement Plan

We have a 401(k) savings plan covering substantially all of our employees in the United States. Our contributions to the plan are discretionary. During 2023, 2022, and 2021, we made matching contributions of $36 million, $30 million, and $26 million, respectively.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We also established a rabbi trust for the benefit of the participants under the Plan and have included the assets of the rabbi trust in the consolidated balance sheets. As of December 31, 2023 and January 1, 2023, the assets of the trust were $61 million and $52 million, respectively, and our liabilities were $59 million and $51 million, respectively. The assets and liabilities are classified as other assets and accrued liabilities, respectively, on the consolidated balance sheets. Changes in the values of the assets held by the rabbi trust are recorded in other (expense) income, net in the consolidated statements of operations, and changes in the values of the deferred compensation liabilities are recorded in operating expenses.

11. SEGMENTS AND GEOGRAPHIC DATA
Reportable Segment Information

We have two reportable segments, Core Illumina and GRAIL. We do not allocate expenses between segments. Additionally, our CODM does not evaluate our operating segments using discrete asset information.

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

GRAIL:

GRAIL is a healthcare company focused on early detection of multiple cancers.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In millions	2023	2022	2021
Revenue:
Core Illumina	$4,438	$4,553	$4,519
GRAIL	93	55	12
Eliminations	(27)	(24)	(5)
Consolidated revenue	$4,504	$4,584	$4,526

Depreciation and amortization:
Core Illumina	$273	$240	$200
GRAIL	159	154	51
Consolidated depreciation and amortization	$432	$394	$251

Income (loss) from operations:
Core Illumina	$552	$481	$808
GRAIL	(1,621)	(4,657)	(931)
Eliminations	—	(3)	—
Consolidated (loss) income from operations	$(1,069)	$(4,179)	$(123)

Capital expenditures:
Core Illumina	$183	$262	$201
GRAIL	13	24	8
Eliminations	(1)	—	(1)
Consolidated capital expenditures	$195	$286	$208

Total other (expense) income, net primarily relates to Core Illumina and we do not allocate income taxes to our segments.

Geographic Data

Net long-lived assets, consisting of property and equipment and operating lease right-of-use assets, by region, were as follows:

In millions	December 31, 2023	January 1, 2023
United States	$1,040	$1,237
Singapore	298	290
United Kingdom	136	149
Other countries	77	68
Total net long-lived assets	$1,551	$1,744
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

During the fourth quarter of 2023, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Illumina, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Illumina, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Illumina, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 16, 2024

ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended December 31, 2023, the following directors and officers adopted, modified or terminated 10b5-1 plans:
•On November 16, 2023, Caroline Dorsa, Director, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on November 18, 2024 and provides for the purchase of up to $200,000 in shares.
•On November 22, 2023, Jacob Thaysen, our Chief Executive Officer, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on November 22, 2024 and provides for the purchase of up to $1,000,000 in shares.
Other than as disclosed above, during the quarterly period ended December 31, 2023, (i) none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” and (ii) the Company did not adopt a “10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

Executive Officers

Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

Corporate Governance

Section 16(a) of the Exchange Act

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

Audit Committee Financial Expert

Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

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

EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

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

Index to Exhibits

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC and GRAIL, Inc.	8-K	001-35406	2.1	9/21/2020
2.2	Amendment, dated as of February 5, 2021 to the Agreement and Plan of Merger dated as of September 20, 2020, among Illumina, Inc., SDG Ops, Inc., SDG Ops, LLC, and GRAIL, Inc.	8-K	001-35406	2.1	2/5/2021
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-35406	3.1	8/11/2022
3.2	Amended and Restated Bylaws	8-K	001-35406	3.1	2/7/2023
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.2	Indenture related to the 0% Convertible Senior Notes due 2023, dated as of August 21, 2018, between Illumina and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-35406	4.1	8/21/2018
4.3	Description of Illumina, Inc.’s securities registered pursuant to Section 12 of the Exchange Act of 1934	10-K	001-35406	4.5	2/17/2021
4.4	Indenture related to the 0.55% notes due 2023 and 2.55% notes due 2031 dated as of March 12, 2021, between Illumina and U.S. Bank National Association, as trustee.	S-3	333-54195	4.6	3/12/2021
4.5	Form of Officer’s Certificate setting forth the terms and forms of the 2023 Notes and 2031 Notes.	8-K	001-35406	4.2	3/22/2021
4.6	Contingent Value Rights Agreement by and among Illumina, Inc., Computershare Trust Company, N.A., as Trustee and Shareholder Representative Services LLC dated as of August 18, 2021	8-K	001-35406	4.1	8/18/2021
4.7	Form of Officer’s Certificate setting forth the terms and forms of the 2025 Notes and 2027 Notes	8-K	001-35406	4.2	12/13/2022
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.3	2000 Employee Stock Purchase Plan, as amended and restated through May 2, 2023	10-Q	001-35406	10.1	8/10/2023
+10.4	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.5	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.6	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007

+10.7	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.8	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007
+10.9	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.10	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
+10.11	Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.1	2/7/2023
+10.12	Form of Restricted Stock Unit Agreement for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.4	2/7/2023
+10.13	Form of Performance Stock Unit Agreement (Relative TSR) for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.2	2/7/2023
+10.14	Form of Performance Stock Unit Agreement (Adjusted EPS) for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.3	2/7/2023
+10.15	Form of Option Agreement for Employees Under 2015 Stock and Incentive Plan	10-K	001-35406	10.15	2/17/2023
10.16	Amended and Restated Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9885 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.41	5/3/2007
10.17	Lease between BMR-9885 Towne Centre Drive LLC and Illumina for the 9865 Towne Centre Drive property, dated January 26, 2007	10-Q	000-30361	10.42	5/3/2007
10.18	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.19	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.20	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
10.21	Amended and Restated Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.18	2/13/2018
+10.22	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.23	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015
10.24	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015

10.25	First Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 21, 2016	10-K	001-35406	10.22	2/13/2018
10.26	Second Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 17, 2017	10-K	001-35406	10.23	2/13/2018
10.27	Third Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of August 28, 2017 (with certain confidential portions omitted)	10-K	001-35406	10.24	2/13/2018
10.28	Fourth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of March 15, 2018	10-K	001-35406	10.25	2/11/2020
10.29	Fifth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 12, 2019 (with certain confidential portions omitted)	10-K	001-35406	10.25	2/11/2020
10.30	Sixth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of May 8, 2020 (with certain confidential portions omitted)	10-Q	001-35406	10.1	10/30/2020
10.31	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.32	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015	10-K	001-35406	10.29	3/2/2016
10.33	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016	10-K	001-35406	10.30	3/2/2016
10.34	Fourth Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated April 14, 2016	10-K	001-35406	10.28	2/14/2017
10.35	Second Amendment to Lease between BMR-Lincoln Center LP and Illumina dated August 15, 2016	10-K	001-35406	10.29	2/14/2017
10.36	Deed of Variation to the Agreement for Lease between Granta Park Jco 1 Limited and Illumina dated October 24, 2016	10-K	001-35406	10.30	2/14/2017
10.37	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina dated January 18, 2018	10-Q	001-35406	10.10	4/25/2018
10.38	Selling Investor Support Agreement dated as of September 20, 2020, among Illumina, Inc. and each of the stockholders party thereto*	8-K	001-35406	10.01	9/21/2020
+10.39	Form of Insurance Matters Agreement	10-Q	001-35406	10.1	11/5/2021
10.40	Credit Agreement, dated as of January 4, 2023, among the Company, as the borrower, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, an issuing bank and the swingline lender, and the other issuing banks from time to time party thereto	8-K	001-35406	10.1	1/4/2023

+10.41	Offer Letter to Jacob Thaysen, dated August 31, 2023	8-K	001-35406	10.1	9/5/2023
+10.42	Amended and Restated Offer Letter to Jacob Thaysen, dated November 8, 2023	8-K	001-35406	10.3	12/13/2022
+10.43	Separation Agreement and Release of All Claims by and between Illumina, Inc. and Phil Febbo, dates as of September 5, 2023	10-Q	001-35406	10.3	11/5/2021
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Joydeep Goswami pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Joydeep Goswami pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
+97.1	Compensation Recovery/Clawback Policy - Adopted May 2, 2023					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
_______________________________________

+	Management contract or corporate plan or arrangement
Supplemental Information

No Annual Report to stockholders or proxy materials has been furnished to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders after the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

FORM 10-K CROSS-REFERENCE INDEX

		Page
PART I
Item 1	Business	5
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	None
Item 1C	Cybersecurity	12
Item 2	Properties	11
Item 3	Legal Proceedings	29
Item 4	Mine Safety Disclosures	Not Applicable

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29;30
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8	Financial Statements and Supplementary Data	46
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A	Controls and Procedures	92
Item 9B	Other Information	94
Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

PART III
Item 10	Directors, Executive Officers and Corporate Governance	95
Item 11	Executive Compensation	95
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
Item 13	Certain Relationships and Related Transactions, and Director Independence	96
Item 14	Principal Accountant Fees and Services	96

PART IV
Item 15	Exhibits, Financial Statement Schedules	96
Signatures		102

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2024.

ILLUMINA, INC.

By:	/s/ JACOB THAYSEN
Jacob Thaysen Chief Executive Officer

February 16, 2024
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jacob Thaysen and Joydeep Goswami, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his, or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JACOB THAYSEN	Chief Executive Officer, Director (Principal Executive Officer)	February 16, 2024
Jacob Thaysen

/s/ JOYDEEP GOSWAMI	Chief Financial Officer, Chief Strategy and Corporate Development Officer (Principal Financial Officer)	February 16, 2024
Joydeep Goswami

/s/ SCOTT ERICKSEN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2024
Scott Ericksen

/s/ STEPHEN P. MACMILLAN	Chairman of the Board of Directors	February 16, 2024
Stephen P. MacMillan

/s/ FRANCES ARNOLD	Director	February 16, 2024
Frances Arnold, Ph.D.

/s/ CAROLINE DORSA	Director	February 16, 2024
Caroline Dorsa

/s/ ROBERT S. EPSTEIN	Director	February 16, 2024
Robert S. Epstein, M.D.

/s/ SCOTT GOTTLIEB	Director	February 16, 2024
Scott Gottlieb, M.D.

/s/ GARY S. GUTHART	Director	February 16, 2024
Gary S. Guthart, Ph.D.

/s/ PHILIP SCHILLER	Director	February 16, 2024
Philip Schiller

/s/ SUSAN SIEGEL	Director	February 16, 2024
Susan Siegel

/s/ ANDREW TENO	Director	February 16, 2024
Andrew Teno

/s/ SCOTT B. ULLEM	Director	February 16, 2024
Scott B. Ullem