Form 10-Q
period 2024-03-31
ILLUMINA, INC.
filed 2024-05-03
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 26, 2024, there were 159.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2024

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
•risks associated with contracts or other agreements containing provisions that might be implicated by any divestiture of GRAIL or other aspects of the EC Divestment Decision, including our ability to fully realize the anticipated economic benefits of our commercial arrangements with GRAIL and our obligations with respect to contingent value rights (the CVRs) issued by us in connection with the GRAIL acquisition and the risk that we will be unable to fully discharge such obligations in connection with a divestiture of GRAIL, that a divestiture will result in a change in obligor on the CVRs and/or of other consequences related thereto, which may adversely affect us and our business and/or the market value of the CVRs;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,108	$1,048
Accounts receivable, net	635	734
Inventory, net	584	587
Prepaid expenses and other current assets	256	240
Total current assets	2,583	2,609
Property and equipment, net	964	1,007
Operating lease right-of-use assets	550	544
Goodwill	2,545	2,545
Intangible assets, net	2,940	2,993
Other assets	458	413
Total assets	$10,040	$10,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201	$245
Accrued liabilities	1,273	1,325
Total current liabilities	1,474	1,570
Operating lease liabilities	700	687
Term notes	1,490	1,489
Other long-term liabilities	642	620
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	9,658	9,555
Accumulated other comprehensive income (loss)	12	(1)
Accumulated deficit	(145)	(19)
Treasury stock, at cost	(3,793)	(3,792)
Total stockholders’ equity	5,734	5,745
Total liabilities and stockholders’ equity	$10,040	$10,111

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31, 2024	April 2, 2023
Revenue:
Product revenue	$876	$922
Service and other revenue	200	165
Total revenue	1,076	1,087
Cost of revenue:
Cost of product revenue	255	285
Cost of service and other revenue	106	99
Amortization of acquired intangible assets	48	48
Total cost of revenue	409	432
Gross profit	667	655
Operating expense:
Research and development	339	341
Selling, general and administrative	439	378
Total operating expense	778	719
Loss from operations	(111)	(64)
Other income (expense):
Interest income	12	17
Interest expense	(18)	(20)
Other income (expense), net	8	(11)
Total other income (expense), net	2	(14)
Loss before income taxes	(109)	(78)
Provision (benefit) for income taxes	17	(81)
Net (loss) income	$(126)	$3
(Loss) earnings per share:
Basic	$(0.79)	$0.02
Diluted	$(0.79)	$0.02
Shares used in computing (loss) earnings per share:
Basic	159	158
Diluted	159	158

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net (loss) income	$(126)	$3
Unrealized gain (loss) on cash flow hedges, net of deferred tax	13	(4)
Total comprehensive loss	$(113)	$(1)

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other	Retained			Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Accumulated Deficit)	Shares	Amount	Equity
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599
Net income	—	—	—	—	3	—	—	3
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(4)	—	—	—	(4)
Issuance of common stock, net of repurchases	—	—	37	—	—	—	(9)	28
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of April 2, 2023	198	2	9,311	(1)	1,145	(40)	(3,764)	6,693
Net loss	—	—	—	—	(234)	—	—	(234)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(3)	(3)
Share-based compensation	—	—	77	—	—	—	—	77
Reclassification of liability-classified awards	—	—	9	—	—	—	—	9
Balance as of July 2, 2023	198	2	9,397	12	911	(40)	(3,767)	6,555
Net loss	—	—	—	—	(754)	—	—	(754)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	9	—	—	—	9
Issuance of common stock, net of repurchases	—	—	30	—	—	—	(2)	28
Share-based compensation	—	—	60	—	—	—	—	60
Balance as of October 1, 2023	198	2	9,487	21	157	(40)	(3,769)	5,898
Net loss	—	—	—	—	(176)	—	—	(176)
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(22)	—	—	—	(22)
Issuance of common stock, net of repurchases	1	—	(3)	—	—	—	(23)	(26)
Share-based compensation	—	—	71	—	—	—	—	71
Balance as of December 31, 2023	199	$2	$9,555	$(1)	$(19)	(40)	$(3,792)	$5,745

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance as of December 31, 2023	199	$2	$9,555	$(1)	$(19)	(40)	$(3,792)	$5,745
Net loss	—	—	—	—	(126)	—	—	(126)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	36	—	—	—	(1)	35
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of March 31, 2024	199	$2	$9,658	$12	$(145)	(40)	$(3,793)	$5,734

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net (loss) income	$(126)	$3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	59	57
Amortization of intangible assets	49	50
Share-based compensation expense	96	93
Deferred income taxes	(24)	(17)
Property and equipment and right-of-use asset impairment	32	—
Net (gains) losses on strategic investments	(5)	16
Gain on Helix contingent value right	(3)	(3)
Change in fair value of contingent consideration liabilities	16	(1)
Other	9	7
Changes in operating assets and liabilities:
Accounts receivable	90	1
Inventory	4	(18)
Prepaid expenses and other current assets	(23)	(17)
Operating lease right-of-use assets and liabilities, net	(7)	(5)
Other assets	(6)	2
Accounts payable	(37)	(46)
Accrued liabilities	(53)	(123)
Other long-term liabilities	6	11
Net cash provided by operating activities	77	10
Cash flows from investing activities:
Purchases of property and equipment	(36)	(52)
Purchases of strategic investments	(12)	(3)
Cash paid for intangible asset	—	(1)
Net cash used in investing activities	(48)	(56)
Cash flows from financing activities:
Debt issuance costs paid for credit facility	—	(1)
Payments on financing obligations	—	(500)
Taxes paid related to net share settlement of equity awards	(1)	(9)
Proceeds from issuance of common stock	36	37
Net cash provided by (used in) financing activities	35	(473)
Effect of exchange rate changes on cash and cash equivalents	(4)	2
Net increase (decrease) in cash and cash equivalents	60	(517)
Cash and cash equivalents at beginning of period	1,048	2,011
Cash and cash equivalents at end of period	$1,108	$1,494

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
On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. The acquisition is subject to ongoing legal proceedings, and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. On December 17, 2023, we announced that we will divest GRAIL, and on April 12, 2024, the European Commission formally approved our divestment plan with respect to GRAIL, which had been submitted pursuant to the EC Divestment Decision. Refer to note “7. Legal Proceedings” for additional details.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Though macroeconomic factors such as inflation, exchange rates fluctuations and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to form our critical accounting estimates. Actual results could differ from those estimates.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q1 2024 and Q1 2023 refer to the three months ended March 31, 2024 and April 2, 2023, respectively, which were both 13 weeks.

Significant Accounting Policies
During Q1 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the exception of the following for income taxes:
Other than in Q2 2023, we historically calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we concluded for Q1 2024 that it was appropriate to determine the provision for income taxes utilizing the year-to-date effective tax rate method. Since minor changes in the estimated income/(loss) before income taxes would result in significant changes in the estimated annual effective tax rate, we determined the year-to-date effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q1 2024.
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
The following table presents the weighted average shares used to calculate basic and diluted (loss) earnings per share:

In millions	Q1 2024	Q1 2023
Weighted average shares used in calculating basic (loss) earnings per share	159	158
Weighted average shares used in calculating diluted (loss) earnings per share	159	158

Antidilutive shares:
Equity awards	3	1
Convertible senior notes	—	2
Potentially dilutive shares excluded from calculation due to antidilutive effect	3	3

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
Revenue by Source

	Q1 2024			Q1 2023
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$691	$71	$762	$686	$78	$764
Instruments	110	4	114	152	6	158
Total product revenue	801	75	876	838	84	922
Service and other revenue	178	22	200	138	27	165
Total revenue	$979	$97	$1,076	$976	$111	$1,087
Revenue by Geographic Area

Based on region of destination (in millions)	Q1 2024	Q1 2023
Americas	$603	$616
Europe	279	261
Greater China(1)	78	91
Asia-Pacific, Middle East, and Africa(2)	116	119
Total revenue	$1,076	$1,087
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.
(2)Region includes revenue from Russia and Turkey.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $796 million, of which approximately 87% is expected to be converted to revenue in the next twelve months, approximately 9% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $15 million and $18 million as of March 31, 2024 and December 31, 2023, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of March 31, 2024 and December 31, 2023 were $324 million and $329 million, respectively, of which the short-term portions of $248 million and $252 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q1 2024 included $95 million of previously deferred revenue that was included in contract liabilities as of December 31, 2023.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Non-Marketable Equity Securities
As of March 31, 2024 and December 31, 2023, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $28 million.

Revenue recognized from transactions with our strategic investees was $2 million and $36 million for Q1 2024 and Q1 2023, respectively.
Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $4 million (plus recallable distributions of approximately $10 million) and up to $59 million, respectively, remained callable as of March 31, 2024. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $185 million and $168 million as of March 31, 2024 and December 31, 2023, respectively. We recorded an unrealized gain of $6 million and an unrealized loss of $12 million in Q1 2024 and Q1 2023, respectively, in other income (expense), net.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$869	$—	$—	$869	$774	$—	$—	$774
Marketable equity securities	7	—	—	7	6	—	—	6
Helix contingent value right	—	—	71	71	—	—	68	68
Deferred compensation plan assets	—	66	—	66	—	61	—	61
Total assets measured at fair value	$876	$66	$71	$1,013	$780	$61	$68	$909
Liabilities:
Contingent consideration liabilities	$—	$—	$403	$403	$—	$—	$387	$387
Deferred compensation plan liability	—	63	—	63	—	59	—	59
Total liabilities measured at fair value	$—	$63	$403	$466	$—	$59	$387	$446
Our marketable equity securities, which are included in prepaid expenses and other current assets, are measured at fair value based on quoted trade prices in active markets. Our deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We perform control procedures to corroborate the fair value of our holdings, including comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs, if necessary.
Helix Contingent Value Right

In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. We elected the fair value option to measure the contingent value right received from Helix. The fair value of the contingent value right, included in other assets, is derived using a Monte Carlo simulation. Estimates and assumptions used in the Monte Carlo simulation include probabilities related to the timing and outcome of future financing and/or liquidity events, assumptions regarding collectability and volatility, and an estimated equity value of Helix. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value of the Helix contingent value right, included in other income (expense), net during Q1 2024 were as follows:

In millions
Balance as of December 31, 2023	$68
Change in estimated fair value	3
Balance as of March 31, 2024	$71
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2023 and Q4 2022 were $30 million and $23 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were approximately $284,000 and $217,000 in Q1 2024 and Q1 2023, respectively. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of our contingent consideration liability related to GRAIL was $403 million and $387 million as of March 31, 2024 and December 31, 2023, respectively, of which $401 million and $385 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities.
Changes in the estimated fair value of our contingent consideration liabilities during Q1 2024 were as follows:

In millions
Balance as of December 31, 2023	$387
Change in estimated fair value	16
Balance as of March 31, 2024	$403

4. DEBT
Summary of Term Debt Obligations

In millions	March 31, 2024	December 31, 2023
Principal amount of 2025 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(10)	(11)
Net carrying amount of term notes, non-current	$1,490	$1,489
Fair value of term notes outstanding (Level 2)	$1,419	$1,440
Interest expense recognized on our term notes, which included amortization of debt discounts and issuance costs, was $18 million and $19 million in Q1 2024 and Q1 2023, respectively.
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
2.550% Term Notes due 2031 (2031 Term Notes)
In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes. The 2031 Term Notes, which mature on March 23, 2031, accrue interest at a rate of 2.550% per annum, payable semi-annually on March 23 and September 23 of each year. We may redeem for cash all or any portion of the 2031 Term Notes, at our option, at any time prior to maturity. Prior to December 23, 2030, the 2031 Term Notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After December 23, 2030, the notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.
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
The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Credit Facility at any time without premium or penalty. As of March 31, 2024, there were no borrowings or letters of credit outstanding under the Credit Facility, and we were in compliance with all financial and operating covenants.
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

5. STOCKHOLDERS’ EQUITY
As of March 31, 2024, approximately 5.3 million shares remained available for future grants under the 2015 Stock and Incentive Compensation Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 31, 2023	2,198	—	$236.32	$—
Awarded	2,592	504	$134.71	$156.98
Vested	(17)	—	$309.40	$—
Cancelled	(128)	(14)	$223.88	$167.68
Outstanding at March 31, 2024	4,645	490	$179.69	$156.68
_____________
(1)We issue three different PSU awards. We issue PSU for which the number of shares issuable is based on our performance relative to specified earnings per share targets (EPS PSU) and PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies (rTSR PSU). In Q1 2024, we began to issue PSU for which the number of shares issuable is based on our performance relative to specified operating margin targets (OM PSU). The number of units reflect the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Options(1)	Weighted-Average Exercise Price
Outstanding at December 31, 2023	35	$330.25	16	$87.74
Cancelled	(26)	$330.25	—	$—
Outstanding at March 31, 2024	9	$330.25	16	$87.74
Exercisable at March 31, 2024	9	$330.25	—	$—
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
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at December 31, 2023	$292
Granted	27
Vested and paid in cash	(43)
Cancelled	(8)
Change in fair value	11
Outstanding at March 31, 2024	$279
Estimated liability as of March 31, 2024 (included in accrued liabilities)	$41
We recognized share-based compensation expense of $29 million and $21 million in Q1 2024 and Q1 2023, respectively. As of March 31, 2024, approximately $238 million of total unrecognized compensation cost related to awards issued to date was expected to be recognized over a weighted-average period of approximately 2.4 years.
In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million and expires, to the extent unvested, in August 2030. As of March 31, 2024, it was not probable that the performance conditions associated with the award will be achieved and, therefore, no share-based compensation expense, or corresponding liability, has been recognized in the condensed consolidated financial statements to-date.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During Q1 2024, approximately 0.3 million shares were issued under the ESPP. As of March 31, 2024, there were approximately 12.1 million shares available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during Q1 2024 were as follows:

Risk-free interest rate	4.66% - 5.54%
Expected volatility	45% - 49%
Expected term	0.5 - 1.1 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$44.95
Share Repurchases
We did not repurchase any shares during Q1 2024. As of March 31, 2024, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q1 2024	Q1 2023
Cost of product revenue	$5	$6
Cost of service and other revenue	2	1
Research and development	39	38
Selling, general and administrative	50	48
Share-based compensation expense, before taxes	96	93
Related income tax benefits	(22)	(21)
Share-based compensation expense, net of taxes	$74	$72
As of March 31, 2024, approximately $834 million of total unrecognized compensation cost related to restricted stock, including RSU and PSU, stock options, including performance stock options, and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.9 years.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	March 31, 2024	December 31, 2023
Trade accounts receivable, gross	$644	$741
Allowance for credit losses	(9)	(7)
Total accounts receivable, net	$635	$734
Inventory

In millions	March 31, 2024	December 31, 2023
Raw materials	$262	$276
Work in process	405	402
Finished goods	35	30
Inventory, gross	702	708
Inventory reserve	(118)	(121)
Total inventory, net	$584	$587
Accrued Liabilities

In millions	March 31, 2024	December 31, 2023
Legal contingencies(1)	$478	$484
Contract liabilities, current portion	248	252
Accrued compensation expenses(2)	202	223
Accrued taxes payable	67	79
Operating lease liabilities, current portion	86	86
Liability-classified equity incentive awards	41	55
Other, including warranties(3)	151	146
Total accrued liabilities	$1,273	$1,325
_____________
(1)See note “7. Legal Proceedings” for additional details.
(2)Includes employee separation costs related to restructuring activities.
(3)See table below for changes in the reserve for product warranties.

Changes in the reserve for product warranties were as follows:

In millions	Q1 2024	Q1 2023
Balance at beginning of period	$21	$18
Additions charged to cost of product revenue	12	9
Repairs and replacements	(13)	(8)
Balance at end of period	$20	$19
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
Restructuring
In Q2 2023, we implemented a cost reduction initiative that included workforce reductions, the consolidation of certain facilities and other actions to reduce expenses, all as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In Q1 2024, we recorded restructuring charges primarily consisting of asset impairment charges related to our leased facilities.
A summary of the pre-tax restructuring charges are as follows:

In millions	Q1 2024	Cumulative charges recorded since inception
Employee separation costs	$4	$52
Asset impairment charges (1)	32	132
Other costs	—	4
Total restructuring charges (2)	$36	$188
_____________
(1)For Q1 2024, charges primarily relate to impairment of right-of-use assets and leasehold improvements for our Foster City campus. Cumulative charges recorded since inception also include impairment of right-of-use assets and leasehold improvements for our i3 campus.
(2)For Q1 2024, $35 million was recorded in SG&A expense and $1 million in R&D expense.
We recorded additional right-of-use asset impairments of $18 million in Q1 2024 related to our campus in Foster City, California and another property in San Diego, California. The impairments, which were recognized in selling, general and administrative expense, were determined by comparing the fair values of the impacted right-of-use assets to the carrying values of the assets as of the impairment measurement date. The fair values of the right-of-use assets were estimated using the discounted future cash flows method, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as discount rates. The estimates and assumptions used in our assessments represent Level 3 measurements because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We also recorded $14 million of leasehold improvement impairments related to our Foster City campus in Q1 2024, recognized in selling, general and administrative expense. We continue to evaluate our options with respect to the rest of our campus in Foster City, California and the other property in San Diego, California. As of March 31, 2024, we had remaining assets, consisting primarily of right-of-use assets and leasehold improvements, related to our Foster City campus and the other property in San Diego, California of approximately $142 million.

A summary of the restructuring liability is as follows:

In millions	Employee Separation Costs (1)	Other Costs	Total
Amount recorded in accrued liabilities as of December 31, 2023	$17	$1	$18
Additional expense recorded	4	—	4
Cash payments	(9)	(1)	(10)
Adjustments to accrual	(2)	—	(2)
Amount recorded in accrued liabilities as of March 31, 2024	$10	$—	$10
_____________
(1)It is expected that substantially all of the employee separation related restructuring charges will be paid by the end of Q2 2024.

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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of March 31, 2024, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of March 31, 2024 and December 31, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $909 million and $926 million, respectively. In July 2023, we entered into forward contracts for a total notional amount of €432 million to hedge the foreign currency exposure for the fine imposed by the European Commission on July 12, 2023.
We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other income (expense), net. As of March 31, 2024, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of March 31, 2024 and December 31, 2023, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $633 million and $628 million, respectively. We reclassified $3 million and $2 million to revenue in Q1 2024 and Q1 2023, respectively. As of March 31, 2024, the fair value of the foreign currency forward contracts was $14 million, recorded in total assets. As of December 31, 2023, the fair value of the foreign currency forward contracts recorded in total assets and total liabilities was $5 million and $9 million, respectively. The estimated gains reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next 12 months are $13 million as of March 31, 2024.

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
On April 19, 2021, the European Commission accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other EEA Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). The European Commission had never solicited referrals to take jurisdiction over an acquisition of a U.S. company that had no revenue in Europe. On April 28, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction under the EU Merger Regulation to review the acquisition. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union (the EU Court of Justice) asking for annulment of the EU General Court’s judgment. On December 12, 2023, the EU Justice held a hearing on the appeal. On March 21, 2024, the Advocate General assigned to this case recommended, in a non-binding Opinion, that the EU Court of Justice annul the General Court’s judgment and the European Commission’s decisions accepting the referral of the GRAIL acquisition for EU merger review.
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
On September 6, 2022, the European Commission announced that it had completed its Phase II review of the acquisition of GRAIL and adopted a final decision (the Prohibition Decision), which found that, in its view, our acquisition of GRAIL was incompatible with the internal market in Europe because it results in a significant impediment to effective competition. On November 17, 2022, we filed an action with the EU General Court asking for annulment of the Prohibition Decision. The European Commission lodged its defense on April 20, 2023, and this was served on Illumina on May 23, 2023. Illumina filed its reply on August 31, 2023, and the Commission filed its rejoinder on December 22, 2023, which was served on Illumina on January 8, 2024. GRAIL has been granted leave to intervene.
On October 12, 2023, the European Commission adopted a decision requiring us to (among other things) divest GRAIL, and replacing the interim measures set forth in the New Interim Measures Order with substantially equivalent transitional measures (the EC Divestment Decision). On December 22, 2023, we filed an action with the EU General Court seeking an annulment of the EC Divestment Decision.
On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. As of March 31, 2024, we accrued $478 million, including related accrued interest and foreign currency fluctuations, included in accrued liabilities. We appealed the Article 14(2)(b) Decision on September 26, 2023. The European Commission lodged its defense on February 2, 2024. On March 7, 2024, the Court granted permission to the Council of the European Union to intervene in the case and submit its views as a non-party.
On December 17, 2023, we announced that we will divest GRAIL. On April 12, 2024, the European Commission issued a decision approving our divestment plan, which was submitted to the EC pursuant to the EC Divestment Decision.
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
Shareholder Derivative Complaints
On October 17, 2023, a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al., purportedly brought on behalf of Illumina and public holders of Illumina’s common stock, was filed in the Delaware Court of Chancery against certain current and former directors (including our former Chief Executive Officer). We are named as a nominal defendant in the complaint. The lawsuit alleges the named directors breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition, concealing material facts related to the GRAIL acquisition and making inadequate disclosures. Before the filing of the complaint, the purported stockholders did not make a demand that our Board of Directors pursue the claims asserted therein. The complaint seeks damages, costs and expenses, including attorney fees, the certification and consolidation of a putative class, the issuance of amended disclosures, the removal of conflicted directors and declaratory and other equitable relief. Since the lawsuit is brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us.
On November 1, 2023, the defendants filed a motion to dismiss the complaint, which has not yet been briefed. On the same day, Illumina—joined by the director defendants—moved to strike portions of the complaint that contain improperly included confidential and privileged information. On January 16, 2024, the Court granted the motion to strike. On December 5, 2023, the plaintiffs moved to expedite the proceedings with respect to their direct claims. The director defendants opposed that motion and Illumina joined their opposition. On January 19, 2024, the Court denied plaintiffs’ motion to expedite. On January 23, 2024, the plaintiffs filed a motion for reargument of the Court’s January 16 opinion, which the Court denied on February 19, 2024. On February 29, 2024, the plaintiffs filed an application to the trial court to certify the orders granting the motion to strike and denying the motion for reargument for interlocutory appeal. The Court refused the application on March 20, 2024. On March 14, 2024, the plaintiffs filed an application for interlocutory appeal with the Supreme Court of Delaware, which the Court denied on April 11, 2024.
On February 26, 2024, a stockholder derivative complaint captioned City of Omaha Police and Firefighters Retirement System v. deSouza, et al., purportedly brought on behalf of Illumina, was filed in the Delaware Court of Chancery against certain current and former directors. On April 16, 2024, a stockholder derivative complaint captioned City of Roseville General Employees Retirement System, et al. v. deSouza, et al., purportedly brought on behalf of Illumina, was filed in the Delaware Court of Chancery against certain current and former directors and officers. We are named as a nominal defendant in the complaints. The lawsuits allege the named directors and officers breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition. The stockholders previously made requests to inspect certain books and records under Delaware law, and they purport to base their complaint in part on documents obtained from Illumina in response to those requests. Before the filing of the complaint, the purported stockholders did not make a demand that our Board of Directors pursue the claim asserted therein. The complaints seek damages, costs and expenses, including attorney fees and other equitable relief. Since the lawsuits are brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us.
On March 26, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by City of Omaha Police and Firefighters Retirement System. The motion has not yet been briefed. The City of Roseville General Employees Retirement System lawsuit is in the early procedural stages.
On February 21, 2024, a stockholder derivative complaint captioned Elaine Wang, et al. v. deSouza, et al., purportedly brought on behalf of the Company was filed in the United States District Court for the District of Delaware (“District of Delaware”) against certain current and former directors. The Company is named as a nominal defendant in the complaint. The lawsuit alleges that the named directors breached their fiduciary duties by knowingly causing the Company to unlawfully close the GRAIL acquisition. Before the filing of the complaint, the purported stockholder did not make a demand that our Board of Directors pursue the asserted claims therein. The complaint seeks, among other things, restitution to the Company for the alleged damages caused by the named defendants. Since the lawsuit is brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us.
On March 8, 2024, a stockholder derivative complaint captioned Michael Warner, et al. v. deSouza, et al., purportedly brought on behalf of Illumina was also filed in the United States District Court for the Southern District of California against certain current and former directors. We are named as a nominal defendant in the complaint. The lawsuit alleges that the named directors breached their fiduciary duties by knowingly causing us to unlawfully close the GRAIL acquisition. Before the filing of the complaint, the purported stockholder did not make a demand that our Board of Directors pursue the asserted claims therein. The complaint seeks, among other things, restitution to Illumina for the alleged damages caused by the named defendants. Since the lawsuit is brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us. On March 28, 2024, the parties submitted a Joint Motion to Transfer the lawsuit to the District of Delaware, which the Court granted on March 29, 2024, and the Court transferred the lawsuit to the District of Delaware on the same day.
In light of the fact that these lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigations.
Securities Class Actions

Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the “Actions”). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (“Lead Plaintiff Motions”). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs.
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. A case management conference has been scheduled for May 6, 2024.
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
Books and Records Action
On February 14, 2024, a stockholder filed a complaint in the Delaware Court of Chancery captioned Pavers and Road Builders Benefit Funds v. Illumina, Inc. seeking to inspect certain books and records related to the GRAIL transaction, including certain materials and minutes from meetings of our Board of Directors, which have been withheld because the Company contends they are non-responsive to the request or subject to the attorney-client privilege. Illumina previously provided documents to the stockholder in response to a demand made by letter under Delaware law, but the stockholder seeks additional and unredacted materials through this action. On March 11, 2024, Illumina filed an answer to the complaint, denying that the stockholder was entitled to inspection. In light of the fact that the lawsuit is in an early stage, we cannot predict the ultimate outcome of the suit. We deny that the stockholder is entitled to review the documents and intend to vigorously defend the litigation. A trial is scheduled for June 7, 2024.

8. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
Our effective tax rate for Q1 2024 was (15.3)% compared to 103.9% in Q1 2023. The variance from the U.S. federal statutory tax rate of 21% in Q1 2024 was primarily attributable to the $21 million income tax expense impact of research and development expense capitalization for tax purposes, and the $18 million income tax expense impact of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI), the utilization of U.S.

foreign tax credits, and the Pillar Two global minimum top-up tax. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
Other than in Q2 2023, we historically calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we concluded for Q1 2024 that it was appropriate to determine the provision for income taxes utilizing the year-to-date effective tax rate method. Since minor changes in the estimated income/(loss) before income taxes would result in significant changes in the estimated annual effective tax rate, we determined the year-to-date effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q1 2024.
As of March 31, 2024 and December 31, 2023, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $64 million and $75 million, respectively.

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
GRAIL: GRAIL is a healthcare company focused on early detection of multiple cancers.

In millions	Q1 2024	Q1 2023
Revenue:
Core Illumina	$1,056	$1,076
GRAIL	27	20
Eliminations	(7)	(9)
Consolidated revenue	$1,076	$1,087

Income (loss) from operations:
Core Illumina	$116	$142
GRAIL	(227)	(204)
Eliminations	—	(2)
Consolidated loss from operations	$(111)	$(64)
Total other income (expense), net primarily relates to Core Illumina, and we do not allocate income taxes to our segments.

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
Our discussion of our results of operations, financial condition, and cash flow for Q1 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended April 2, 2023.
This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See “Consideration Regarding Forward-Looking Statements” preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Operating results are not necessarily indicative of results that may occur in future periods.

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

On August 18, 2021, we acquired GRAIL, a healthcare company focused on early detection of multiple cancers. GRAIL’s Galleri blood test detects various types of cancers before they are symptomatic. The acquisition is subject to ongoing legal proceedings and, currently, GRAIL must be held and operated separately and independently from Illumina pursuant to the transitional measures ordered by the European Commission in the EC Divestment Decision, following the prohibition of our acquisition of GRAIL on September 6, 2022. On December 17, 2023, we announced that we will divest GRAIL, and on April 12, 2024, the European Commission formally approved our divestment plan with respect to GRAIL, which had been submitted pursuant to the EC Divestment Decision. See note “7. Legal Proceedings” for further details. The divestiture of GRAIL is expected to be executed through a third-party sale or capital markets transaction in accordance with the EC Divestment Decision, with the goal of finalizing the terms of the divestiture by the end of the second quarter of 2024. There can be no assurance regarding the ultimate timing of the divestiture of GRAIL.
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
Financial Overview
Since 2023, macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, and the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to impact our sales and results of operations in 2024, the size and duration of which is significantly uncertain.
Financial highlights for Q1 2024 included the following:
•Revenue decreased 1% in Q1 2024 to $1,076 million compared to $1,087 million in Q1 2023 primarily due to a decrease in sequencing instruments revenue, driven by fewer shipments of our high-throughput and mid-throughout instruments, partially offset by an increase in service and other revenue.
•Gross profit as a percentage of revenue (gross margin) was 62.0% in Q1 2024 compared to 60.3% in Q1 2023. The increase in gross margin was driven primarily by a more favorable mix of sequencing consumables and execution of our operational excellence priorities that delivered cost savings, including freight, and improved productivity. This was partially offset by certain strategic partnership revenue that is lower margin and increased warranty and field service costs. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations was $(111) million in Q1 2024 compared to $(64) million in Q1 2023. The increase in loss from operations was due to an increase in operating expense of $59 million, which included restructuring charges of $36 million, partially offset by a $12 million increase in gross profit. We continue to focus on our cost reduction initiatives to accelerate progress toward higher margins and create flexibility for further investment in high-growth areas.
•Our effective tax rate was (15.3)% in Q1 2024 compared to 103.9% in Q1 2023. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impact of research and development expense capitalization for tax purposes, and the income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.

•We ended Q1 2024 with cash, cash equivalents, and short-term investments totaling $1,115 million, of which approximately $614 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q1 2024	Q1 2023
Revenue:
Product revenue	81.4%	84.8%
Service and other revenue	18.6	15.2
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	23.6	26.2
Cost of service and other revenue	9.9	9.1
Amortization of acquired intangible assets	4.5	4.4
Total cost of revenue	38.0	39.7
Gross profit	62.0	60.3
Operating expense:
Research and development	31.5	31.4
Selling, general and administrative	40.8	34.8
Total operating expense	72.3	66.1
Loss from operations	(10.3)	(5.7)
Other income (expense):
Interest income	1.1	1.6
Interest expense	(1.7)	(1.8)
Other income (expense), net	0.8	(1.0)
Total other income (expense), net	0.2	(1.3)
Loss before income taxes	(10.1)	(7.1)
Provision (benefit) for income taxes	1.6	(7.5)
Net (loss) income	(11.7)%	0.4%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q1 2024	Q1 2023	Change	% Change
Core Illumina:
Consumables	$769	$770	$(1)	—%
Instruments	114	160	(46)	(29)
Total product revenue	883	930	(47)	(5)
Service and other revenue	173	146	27	18
Total Core Illumina revenue	1,056	1,076	(20)	(2)
GRAIL:
Service and other revenue	27	20	7	35
Eliminations	(7)	(9)	2	(22)
Total consolidated revenue	$1,076	$1,087	$(11)	(1)%
The slight decrease in Core Illumina consumables revenue in Q1 2024 was driven primarily by a decrease in microarray consumables, partially offset by an increase in sequencing consumables. Core Illumina instruments revenue decreased in Q1 2024, primarily due to a decrease in sequencing instruments revenue of $44 million, driven by fewer shipments of our high-throughput instruments, given we entered 2024 with a lower backlog of NovaSeq X instruments, as compared to 2023, given significant pre-orders following the launch, and fewer shipments of our mid-throughput instruments, primarily as capital and cash flow constraints continue to impact our customer’s purchasing behavior. Core Illumina service and other revenue increased in Q1 2024 primarily due to increased revenue from our strategic partnerships.
GRAIL service and other revenue increased $7 million, or 35%, in Q1 2024 primarily due to sales of Galleri.
Gross Margin

Dollars in millions	Q1 2024	Q1 2023	Change	% Change
Gross profit (loss):
Core Illumina	$693	$687	$6	1%
GRAIL	(22)	(25)	3	(12)
Eliminations	(4)	(7)	3	(43)
Consolidated gross profit	$667	$655	$12	2%

Gross margin:
Core Illumina	65.7%	63.8%
GRAIL	*	*
Consolidated gross margin	62.0%	60.3%
________________
*Not meaningful.

The increase in Core Illumina gross margin in Q1 2024 was driven primarily by a more favorable mix of sequencing consumables and execution of our operational excellence priorities that delivered cost savings, including freight, and improved productivity. This was partially offset by certain strategic partnership revenue that is lower margin and increased warranty and field service costs.
GRAIL gross loss in Q1 2024 and Q1 2023 was primarily due to amortization of intangible assets of $34 million.

Operating Expense

Dollars in millions	Q1 2024	Q1 2023	Change	% Change
Research and development:
Core Illumina	$241	$259	$(18)	(7)%
GRAIL	101	86	15	17
Eliminations	(3)	(4)	1	(25)
Consolidated research and development	339	341	(2)	(1)

Selling, general and administrative:
Core Illumina	336	286	50	17
GRAIL	104	93	11	12
Eliminations	(1)	(1)	—	—
Consolidated selling, general and administrative	439	378	61	16

Total consolidated operating expense	$778	$719	$59	8%
Core Illumina R&D expense decreased by $18 million, or 7%, in Q1 2024 primarily due to a decrease in headcount and employee related compensation costs, as well as a decrease in lab supply costs, as we continue to focus on our cost reduction initiatives in 2024. The decrease was partially offset by impairment of an IPR&D intangible asset.
GRAIL R&D expense increased by $15 million, or 17%, in Q1 2024 primarily due to an increase in headcount and employee related compensation costs and an increase in lab and consumables spend.
Core Illumina SG&A expense increased by $50 million, or 17%, in Q1 2024 primarily due to an increase in restructuring charges of $33 million, which consisted primarily of lease and other asset impairments, a loss recognized on our contingent consideration liability related to the GRAIL CVRs of $17 million, and accrued interest recognized on the fine imposed by the European Commission of $7 million (interest began accruing on the fine in October 2023). The increase was partially offset by a decrease in facility related costs, as we continue to exit certain of our facilities, and a decrease in headcount and employee related compensation costs.
GRAIL SG&A expense increased by $11 million, or 12%, in Q1 2024 primarily due to an increase in headcount and employee related compensation costs and a slight increase in professional services.
Other Income (Expense)

Dollars in millions	Q1 2024	Q1 2023	Change	% Change
Interest income	$12	$17	$(5)	(29)%
Interest expense	(18)	(20)	2	(10)
Other income (expense), net	8	(11)	19	(173)
Total other income (expense), net	$2	$(14)	$16	(114)%
Total other income (expense), net primarily relates to the Core Illumina segment.
Interest income consisted primarily of interest on our money market funds, which decreased primarily due to a lower cash balance in Q1 2024 as compared to the prior year. Interest expense consisted primarily of interest on our outstanding Term Notes. The fluctuation in other income (expense), net in Q1 2024 was primarily driven by a favorable impact related to our strategic investments. We recognized a net gain of $5 million in Q1 2024 compared to a net loss of $16 million in Q1 2023.

Provision (Benefit) for Income Taxes

Dollars in millions	Q1 2024	Q1 2023	Change	% Change
Loss before income taxes	$(109)	$(78)	$(31)	40%
Provision (benefit) for income taxes	17	(81)	98	(121)
Net (loss) income	$(126)	$3	$(129)	(4,300)%
Effective tax rate	(15.3)%	103.9%
Our effective tax rate was (15.3)% in Q1 2024, compared to 103.9% in Q1 2023. The variance from the U.S. federal statutory tax rate of 21% for Q1 2024 was primarily because of the $21 million income tax expense impact of capitalizing research and development expenses for tax purposes, and the $18 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax. The income tax expense in Q1 2024 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
In Q1 2023, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the $49 million income tax expense impact of capitalizing research and development expenses for tax purposes, and the $44 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits. The tax benefit in Q1 2023 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
Other than in Q2 2023, we historically calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we concluded for Q1 2024 that it was appropriate to determine the provision for income taxes utilizing the year-to-date effective tax rate method. Since minor changes in the estimated income/(loss) before income taxes would result in significant changes in the estimated annual effective tax rate, we determined the year-to-date effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q1 2024.
Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2024, we had approximately $1,108 million in cash and cash equivalents, of which approximately $614 million was held by our foreign subsidiaries. Cash and cash equivalents increased by $60 million from December 31, 2023 due to the factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have liquidated our short-term investments and/or issued debt to finance our business needs as a supplement to cash provided by operating activities. As of March 31, 2024, we had $7 million remaining in short-term investments, comprised of marketable equity securities, which are included in prepaid expenses and other current assets.
On July 12, 2023, as a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission imposed a €432 million fine on us, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. As of March 31, 2024, we accrued $478 million, including related accrued interest and foreign currency fluctuations, included in accrued liabilities. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. Refer to note “7. Legal Proceedings” for additional details.

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
In March 2021, we issued term notes due 2031 with an aggregate principal amount of $500 million. The 2031 Term Notes, which mature on March 23, 2031, accrue interest at a rate of 2.550% per annum, payable semi-annually in March and September of each year. We may redeem for cash all or any portion of the 2031 Term Notes, at our option, at any time prior to maturity.
On January 4, 2023, we obtained a new Credit Facility, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of March 31, 2024, there were no borrowings outstanding under the Credit Facility; however, we may draw upon the facility in the future to manage cash flow or for other corporate purposes, including in connection with the payment of the €432 million European Commission fine. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision.
As of March 31, 2024, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $403 million, of which $401 million was included in other long-term liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. We expect Covered Revenues for Q1 2024 to be approximately $27 million and for related Covered Revenue Payments to total approximately $250,000 in Q2 2024. In Q1 2024, we paid $284,000 in aggregate Covered Revenue Payments related to Covered Revenues for Q4 2023 of $30 million.
We grant cash incentive equity awards to GRAIL employees that generally have terms of four years and vest in equal annual installments. As of March 31, 2024, the aggregate cash value of awards outstanding and unvested was $279 million, and we accrued an estimated liability of $41 million, included in accrued liabilities. In addition, we have an outstanding performance-based award for which vesting is based on GRAIL’s future revenues. The award has an aggregate potential value of up to $78 million, which is expected to be settled in cash, and expires, to the extent unvested, in August 2030. As of March 31, 2024, it was not probable that the performance conditions associated with the award will be achieved.
We had $4 million (plus recallable distributions of approximately $10 million) and up to $59 million, respectively, remaining in our capital commitments to two venture capital investment funds as of March 31, 2024 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of March 31, 2024 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion. We do not intend to make any share repurchases during fiscal year 2024.
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
•the requirement to ensure that GRAIL has access to sufficient funds, at the time of a divestment, to cover at least 2.5 years of operations according to its latest long-range plan per the EC Divestment Decision. We expect the amount of such funding will be approximately $1 billion, which includes cash from GRAIL’s balance sheet;
•potential strategic acquisitions and investments;
•repayment of debt obligations; and
•the evolving needs of our facilities, including costs of leasing and building out facilities.
We expect that our revenue and results of operations, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.
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

Cash Flow Summary

In millions	Q1 2024	Q1 2023
Net cash provided by operating activities	$77	$10
Net cash used in investing activities	(48)	(56)
Net cash provided by (used in) financing activities	35	(473)
Effect of exchange rate changes on cash and cash equivalents	(4)	2
Net increase (decrease) in cash and cash equivalents	$60	$(517)
Operating Activities
Net cash provided by operating activities in Q1 2024 consisted of a net loss of $126 million, plus net adjustments of $229 million, less net changes in operating assets and liabilities of $26 million. The primary adjustments to net loss included depreciation and amortization expense of $108 million, share-based compensation expense of $96 million, property and equipment and right-of-use asset impairment of $32 million, and change in fair value of contingent consideration liabilities of $16 million, partially offset by deferred income taxes of $24 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by decreases in accrued liabilities and accounts payable and an increase in prepaid expenses and other current assets, partially offset by a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities totaled $48 million in Q1 2024. We invested $36 million in capital expenditures, primarily associated with our investment in facilities, and had purchases of strategic investments of $12 million.
Financing Activities
Net cash provided by financing activities totaled $35 million in Q1 2024. We received $36 million in proceeds from the sale of shares under our employee stock purchase plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during Q1 2024, with the exception of income taxes as disclosed in note “1. Organization and Significant Accounting Policies.”
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note “1. Organization and Significant Accounting Policies” within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in Q1 2024, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
During the first quarter of 2024, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factor could adversely affect our operating results and stock price:
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
As previously disclosed, on April 19, 2021, the European Commission accepted a request for referral of the Acquisition (the Referral) for European Union merger review under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation), which had been submitted by a Member State of the European Union (France) and joined by several other EEA Member States (Belgium, Greece, Iceland, the Netherlands and Norway). On July 13, 2022, the EU General Court ruled that the European Commission has jurisdiction to review the Acquisition under the EU Merger Regulation. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union (the EU Court of Justice) asking for annulment of the EU General Court’s decision. On December 12, 2023, the Court of Justice of the European Union held a hearing on the appeal. On March 21, 2024, the Advocate General assigned to this case recommended, in a non-binding Opinion, that the EU Court of Justice annul the European Commission’s decisions accepting referral of the GRAIL acquisition for EU merger review.
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
The Prohibition Decision, the EC Divestment Decision, and any order or decision by the FTC or any other governmental or regulatory authority pursuant to which Illumina is required to divest GRAIL (an FTC Divestment Decision), if implemented once final and non-appealable or during the pendency of the applicable appeals proceedings, and our obligations pursuant thereto, have imposed in the past and may impose in the future significant costs and additional liabilities on us, including significant legal, financial advisory, regulatory and other professional services fees and additional expenses, and may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. Such adverse effects could include divesting GRAIL on terms that are materially worse than the terms on which we acquired GRAIL. Furthermore, we may not be able to direct the timing, structure or financial terms of such divestment, which could result in negative financial or tax consequences. For example, we are unlikely to be able to, in a sale of GRAIL, effect such sale in a non-taxable transaction and so would incur significant tax liabilities attributable to the recognition of taxable gain equal to the difference between (i) the fair market value of any consideration received and (ii) our tax basis in GRAIL (which tax basis is currently estimated to be between zero and $500 million). In addition, any such divestment will likely implicate certain provisions in our third-party contracts and other agreements, including our obligations with respect to the contingent value rights (the CVRs) issued by us as part of the Acquisition. We may be unable to fully discharge our obligations with respect to the CVRs in connection with any such divestiture, and/or such divestiture may result in a change in obligor on the CVRs. To the extent that Illumina has remaining obligations under the CVR Agreement following a divestment, Illumina may have more difficulty estimating the future liabilities associated with any liability associated with the CVRs once it no longer owns GRAIL. Moreover, the business of GRAIL may be adversely affected by any such divestment, which could adversely affect the market value of the CVRs. The EC Divestment Decision requires us to ensure that GRAIL has access to sufficient funds to cover at least 2.5 years of operations according to its latest long-range plan. We expect the amount of such funding will be approximately $1 billion, which includes cash from GRAIL’s balance sheet.
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
On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. As of March 31, 2024, we accrued $478 million, including related accrued interest and foreign currency fluctuations, included in accrued liabilities. In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions. We expect to continue to hold the assets or equity interests of GRAIL separate until the divestment of GRAIL is effected, which could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations. In addition, under applicable accounting rules, we may be required from time to time to perform interim analyses of the value of GRAIL. To the extent that the value of GRAIL on a standalone basis is less than its book value, we would be required to record an impairment on our consolidated financial statements. For example, as previously disclosed, we recorded a goodwill impairment of $712 million related to our GRAIL reporting unit in the third quarter of 2023, primarily due to a decrease in our consolidated market capitalization and a higher discount rate selected for the fair value calculation of the GRAIL reporting unit.
On December 17, 2023, we announced that we will divest GRAIL. The divestiture is expected to be executed through a third-party sale or capital markets transaction in accordance with the EC Divestment Decision, with the goal of finalizing the terms of the divestiture by the end of the second quarter of 2024. There can be no assurance regarding the ultimate timing of the divestiture of GRAIL. Completion of the divestiture of GRAIL will be subject to the satisfaction of certain conditions, including, the receipt of required regulatory approvals. There can be no assurance regarding the ultimate timing of the divestiture of GRAIL. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture of GRAIL, including but not limited to disruptions in general or financial market conditions or potential problems or delays in obtaining various regulatory clearances.
Furthermore, we have and may continue to become subject to stockholder inspection demands under Delaware law, investigations initiated by regulators and law firms, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential reputational damage. The GRAIL acquisition and subsequent litigation resulted in (i) the announcement of an investigation by the SEC and others by law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties, corporate wrongdoing or a lack of independence of the members of the Board, including a complaint filed in the Delaware Court of Chancery seeking to inspect books and records captioned Pavers and Road Builders Benefit Funds v. Illumina, Inc.; (iii) the filing of four securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al., Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. and Warner v. deSouza et al.; (iv) the filing of a securities class action in the United States District Court for the District of Delaware captioned Wang v. deSouza et al.; (v) the filing of two securities class actions in the Superior Court of the State of California, County of San Mateo: Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.; (vi) the filing of a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al.; (vii) the filing of a stockholder derivative complaint captioned City of Omaha Police and Firefighters Retirement System v. deSouza, et al.; and (viii) the filing of a stockholder derivative complaint captioned City of Roseville General Employees Retirement System, et al. v. deSouza, et al. The Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al. and City of Roseville General Employees Retirement System, et al. v. deSouza, et al. complaints, purportedly brought on behalf of Illumina, and in Icahn Partners LP, also public holders of Illumina’s common stock, were filed in the Delaware Court of Chancery against certain current and former directors and officers. We are named as a nominal defendant in the complaints. The Icahn Partners LP, et al. v. deSouza, et al. lawsuit alleges the named directors breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition, concealing material facts related to the GRAIL acquisition and making inadequate disclosures. The City of Omaha Police and Firefighters Retirement System v. deSouza, et al. and City of Roseville General Employees Retirement System, et al. v. deSouza, et al. lawsuits allege the named directors and officers breached their fiduciary duties by causing Illumina to unlawfully close the GRAIL acquisition. See note “7. Legal Proceedings” within the Consolidated Financial Statements for further details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended March 31, 2024.
Unregistered Sales of Equity Securities
None during the quarterly period ended March 31, 2024.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended March 31, 2024, the following directors and officers adopted, modified or terminated 10b5-1 plans:
•On February 28, 2024, Charles Dadswell, our General Counsel, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on December 31, 2024 and provides for the sale of up to 16,695 shares.
•On March 8, 2024, Alex Aravanis, our former Chief Technology Officer, Head of Research and Product Development, terminated a trading arrangement he had previously adopted with respect to the sale of securities of the Company’s common stock in connection with his departure from the Company. The arrangement was adopted on May 9, 2023, had a termination date of May 9, 2024, and provided for the sale of up to 15,486 shares of common stock pursuant to the terms of the plan.
Other than as disclosed above, during the quarterly period ended March 31, 2024, (i) none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” and (ii) the Company did not adopt a “10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

+10.1	Separation Agreement and Release of All Claims by and between Illumina, Inc. and Kathryne Reeves, dates of March 19, 2024					X

31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Ankur Dhingra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Ankur Dhingra pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

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

ILLUMINA, INC. (registrant)

Date:	May 3, 2024
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer