Form 10-Q
period 2024-06-30
ILLUMINA, INC.
filed 2024-08-07
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of August 2, 2024, there were 159.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2024

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
•risks relating to the recent divestiture of GRAIL, Inc. (f/k/a GRAIL, LLC) (GRAIL);
•the European Commission proceedings in respect of our acquisition and divestiture of GRAIL;
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
•risks and uncertainties regarding legal and regulatory proceedings;

•risks associated with contracts or other agreements containing provisions that might be implicated by the divestiture of GRAIL or other aspects of the EC Divestment Decision, including our ability to fully realize the anticipated economic benefits of our commercial arrangements with GRAIL and our obligations with respect to contingent value rights (the CVRs) issued by us in connection with the GRAIL acquisition, which may adversely affect us and our business and/or the market value of the CVRs;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$920	$1,048
Short-term investments	74	6
Accounts receivable, net	641	734
Inventory, net	561	587
Prepaid expenses and other current assets	263	234
Total current assets	2,459	2,609
Property and equipment, net	859	1,007
Operating lease right-of-use assets	460	544
Goodwill	1,079	2,545
Intangible assets, net	278	2,993
Deferred tax assets, net	632	56
Other assets	314	357
Total assets	$6,081	$10,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199	$245
Accrued liabilities	1,265	1,325
Term debt, current portion	744	—
Total current liabilities	2,208	1,570
Operating lease liabilities	616	687
Term debt	1,490	1,489
Other long-term liabilities	331	620
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	7,347	9,555
Accumulated other comprehensive income (loss)	14	(1)
Accumulated deficit	(2,133)	(19)
Treasury stock, at cost	(3,794)	(3,792)
Total stockholders’ equity	1,436	5,745
Total liabilities and stockholders’ equity	$6,081	$10,111

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue:
Product revenue	$927	$1,001	$1,803	$1,923
Service and other revenue	185	175	385	340
Total revenue	1,112	1,176	2,188	2,263
Cost of revenue:
Cost of product revenue	250	305	504	591
Cost of service and other revenue	95	91	202	190
Amortization of acquired intangible assets	46	48	94	96
Total cost of revenue	391	444	800	877
Gross profit	721	732	1,388	1,386
Operating expense:
Research and development	325	358	660	699
Selling, general and administrative	147	462	588	839
Goodwill and intangible impairment	1,886	—	1,889	—
Total operating expense	2,358	820	3,137	1,538
Loss from operations	(1,637)	(88)	(1,749)	(152)
Other income (expense):
Interest income	13	17	25	34
Interest expense	(20)	(19)	(39)	(39)
Other (expense) income, net	(332)	1	(323)	(10)
Total other expense, net	(339)	(1)	(337)	(15)
Loss before income taxes	(1,976)	(89)	(2,086)	(167)
Provision for income taxes	12	145	28	64
Net loss	$(1,988)	$(234)	$(2,114)	$(231)
Loss per share:
Basic	$(12.48)	$(1.48)	$(13.28)	$(1.46)
Diluted	$(12.48)	$(1.48)	$(13.28)	$(1.46)
Shares used in computing loss per share:
Basic	159	158	159	158
Diluted	159	158	159	158
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net loss	$(1,988)	$(234)	$(2,114)	$(231)
Unrealized gain on cash flow hedges, net of deferred tax	2	13	15	9
Total comprehensive loss	$(1,986)	$(221)	$(2,099)	$(222)

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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance as of December 31, 2023	199	$2	$9,555	$(1)	$(19)	(40)	$(3,792)	$5,745
Net loss	—	—	—	—	(126)	—	—	(126)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	36	—	—	—	(1)	35
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of March 31, 2024	199	2	9,658	12	(145)	(40)	(3,793)	5,734
Net loss	—	—	—	—	(1,988)	—	—	(1,988)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	2	—	—	—	2
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	88	—	—	—	—	88
Spin-Off of GRAIL (see Note 2)	—	—	(2,399)	—	—	—	—	(2,399)
Balance as of June 30, 2024	199	$2	$7,347	$14	$(2,133)	(40)	$(3,794)	$1,436

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Net loss	$(2,114)	$(231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	116	116
Amortization of intangible assets	97	99
Share-based compensation expense	208	199
Deferred income taxes	(180)	36
Goodwill and intangible (IPR&D) impairment	1,889	—
Property and equipment and right-of-use asset impairment	32	7
Net losses on strategic investments	330	19
Gain on Helix contingent value right	(11)	(3)
Change in fair value of contingent consideration liabilities	(255)	28
Other	(11)	14
Changes in operating assets and liabilities:
Accounts receivable	72	(78)
Inventory	4	(49)
Prepaid expenses and other current assets	(16)	(6)
Operating lease right-of-use assets and liabilities, net	(14)	(10)
Other assets	(9)	4
Accounts payable	(30)	(44)
Accrued liabilities	83	29
Other long-term liabilities	(34)	(15)
Net cash provided by operating activities	157	115
Cash flows from investing activities:
Purchases of property and equipment	(67)	(99)
Purchases of strategic investments	(22)	(11)
Sales of strategic investments	—	18
Cash paid for intangible asset	—	(1)
Net cash used in investing activities	(89)	(93)
Cash flows from financing activities:
GRAIL cash deconsolidated as a result of spin-off	(968)	—
Borrowings on delayed draw term loan, net of issuance costs	744	—
Debt issuance costs paid for credit facility	—	(1)
Payments on contingent consideration liabilities	(1)	—
Payments on term notes	—	(500)
Taxes paid related to net share settlement of equity awards	(2)	(12)
Proceeds from issuance of common stock	36	37
Net cash used in financing activities	(191)	(476)
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)
Net decrease in cash and cash equivalents	(128)	(458)
Cash and cash equivalents at beginning of period	1,048	2,011
Cash and cash equivalents at end of period	$920	$1,553
Supplemental cash flow information:
GRAIL net assets, excluding cash and cash equivalents, deconsolidated as a result of spin-off	$1,770	$—

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
On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a new public company through the distribution of 26,547,021 shares of GRAIL common stock to Illumina stockholders on a pro rata basis. The distribution reflected approximately 85.5% of the outstanding common stock of GRAIL as of 5:00 p.m. New York time on June 13, 2024, the record date for the distribution (the Record Date). We retained approximately 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and accordingly, GRAIL’s assets, liabilities, results of operations and cash flows have not been reclassified. Refer to note 2. GRAIL Spin-Off for additional details.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q2 2024 and Q2 2023 refer to the three months ended June 30, 2024 and July 2, 2023, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2024 and 2023 refer to the six months ended June 30, 2024 and July 2, 2023, respectively, which were both 26 weeks.

Significant Accounting Policies
During YTD 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, with the exception of the following for income taxes:
Historically, we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period, except in Q1 2024 and Q2 2023 when a year-to-date effective tax rate method was utilized. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we determined the estimated annual effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q2 2024 and YTD 2024 since minor changes in the estimated income/(loss) before income taxes would not result in significant changes in the estimated annual effective tax rate.
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
The following table presents the weighted average shares used to calculate basic and diluted loss per share:

In millions	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Weighted average shares used in calculating basic loss per share	159	158	159	158
Weighted average shares used in calculating diluted loss per share	159	158	159	158

Antidilutive shares:
Equity awards	5	3	4	3
Convertible senior notes	—	2	—	2
Potentially dilutive shares excluded from calculation due to antidilutive effect	5	5	4	5

2. GRAIL Spin-Off
On June 24, 2024, we completed the Spin-Off of GRAIL into a separate, independent publicly traded company through the distribution of 26,547,021 shares of GRAIL common stock to Illumina stockholders on a pro rata basis. The GRAIL common stock distributed in the Spin-Off consisted of approximately 85.5% of the outstanding common stock of GRAIL as of the Record Date. The Spin-Off was structured as a tax-free spin-off and Illumina stockholders received one share of GRAIL common stock for every six shares of Illumina common stock held on the Record Date. We retained approximately 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and accordingly, GRAIL’s assets, liabilities, results of operations and cash flows have not been reclassified.
As part of the Spin-Off, we contributed to GRAIL an amount, in cash, to cover 2.5 years of GRAIL’s operations (the Disposal Funding), which was determined to be $974 million, less the cash and cash equivalents held by GRAIL.
The carrying amounts of GRAIL’s assets and liabilities included as part of the disposal group were as follows:

In millions
Cash and cash equivalents	$968
Accounts receivable, net	13
Inventory, net	22
Prepaid expenses and other current assets	27
Property and equipment, net	80
Operating lease right-of-use assets	74
Intangible assets, net	2,201
Other assets	14
Accounts payable	(12)
Accrued liabilities	(118)
Operating lease liabilities	(62)
Other long term-liabilities	(469)
GRAIL net assets	$2,738
Amount of GRAIL net assets recorded to short-term investments	$397
Amount of GRAIL net assets recorded to additional paid-in capital	$2,341

Additional adjustments recorded to additional paid-in capital as a result of the GRAIL Spin-Off:
Non-contingent indemnification liability (see Note 6)	1
Tax adjustment for difference between the book and tax values of our retained investment in GRAIL	57
Total recorded to additional paid-in capital as a result of the GRAIL Spin-Off	$2,399
See note 10. Segment Information for GRAIL’s results of operations included in our consolidated statements of operations for the three and six months ended June 30, 2024 and July 2, 2023, respectively.
In planning for and executing the Spin-Off, we incurred $37 million and $52 million in separation-related transaction costs during Q2 2024 and YTD 2024, respectively, which were recorded in selling, general, and administrative expense. These transaction costs primarily related to financial advisory, legal, regulatory and other professional services fees directly related to the Spin-Off.

In connection with the Spin-Off, Illumina and GRAIL entered into various agreements to effect the Spin-Off and provide a framework for GRAIL’s relationship with Illumina after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an amended supply and commercialization agreement and a stockholder’s and registration rights agreement (the Agreements). The Agreements determine the treatment of the assets, employees, liabilities and obligations (including certain tax-related assets and liabilities) of Illumina attributable to periods prior to, at and after GRAIL’s separation and also govern certain relationships between Illumina and GRAIL after the Spin-Off.

3. REVENUE
Our revenue is generated from the sale of products and services. Product revenue consists of sales of instruments and consumables used in genetic analysis. Service and other revenue consists of revenue generated from genotyping and sequencing services, instrument service contracts, development and licensing agreements, and, prior to the Spin-Off of GRAIL on June 24, 2024, cancer detection testing services related to the GRAIL business.
Revenue by Source

	Q2 2024			Q2 2023
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$729	$78	$807	$734	$70	$804
Instruments	116	4	120	193	4	197
Total product revenue	845	82	927	927	74	1,001
Service and other revenue	171	14	185	156	19	175
Total revenue	$1,016	$96	$1,112	$1,083	$93	$1,176

	YTD 2024			YTD 2023
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,420	$149	$1,569	$1,419	$148	$1,567
Instruments	226	8	234	346	10	356
Total product revenue	1,646	157	1,803	1,765	158	1,923
Service and other revenue	349	36	385	293	47	340
Total revenue	$1,995	$193	$2,188	$2,058	$205	$2,263
Revenue by Geographic Area

Based on region of destination (in millions)	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Americas	$640	$640	$1,243	$1,256
Europe	289	303	568	564
Greater China(1)	75	115	153	206
Asia-Pacific, Middle East, and Africa(2)	108	118	224	237
Total revenue	$1,112	$1,176	$2,188	$2,263
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.
(2)Region includes revenue from Russia and Turkey.

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $717 million, of which approximately 82% is expected to be converted to revenue in the next twelve months, approximately 13% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $16 million and $18 million as of June 30, 2024 and December 31, 2023, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of June 30, 2024 and December 31, 2023, were $305 million and $329 million, respectively, of which the short-term portions of $238 million and $252 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q2 2024 and YTD 2024 included $70 million and $165 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2023.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of June 30, 2024 and December 31, 2023, the fair value of our marketable equity securities totaled $74 million and $6 million, respectively. The increase in our marketable equity securities relates to the investment we retained in GRAIL subsequent to the Spin-Off, which was initially recorded as $397 million, representing 14.5% of GRAIL’s net assets disposed of at Spin-Off. Refer to note 2. GRAIL Spin-Off for further details. Subsequent to the Spin-Off, we recorded an unrealized loss of $328 million in Q2 2024 and YTD 2024 based on the fair value of our investment in GRAIL as of quarter-end.
Gains and losses recognized in other (expense) income, net on our marketable equity securities were as follows:

In millions	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Net losses recognized during the period on marketable equity securities	$(330)	$—	$(329)	$(2)
Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	1	—	(2)
Net unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(330)	$(1)	$(329)	$—
Non-Marketable Equity Securities
As of June 30, 2024 and December 31, 2023, the aggregate carrying amounts of our non-marketable equity securities without readily determinable fair values, included in other assets, were $28 million.

Venture Funds
We invest in two venture capital investment funds (the Funds) with capital commitments of $100 million, callable through April 2026, and up to $150 million, callable through July 2029, respectively, of which $3 million (plus recallable distributions of approximately $10 million) and up to $52 million, respectively, remained callable as of June 30, 2024. Our investments in the Funds are accounted for as equity-method investments. The aggregate carrying amounts of the Funds, included in other assets, were $189 million and $168 million as of June 30, 2024 and December 31, 2023, respectively. We recorded an unrealized loss of $2 million and an unrealized gain of $3 million in Q2 2024 and YTD 2024, respectively, and unrealized losses of $2 million and $14 million in Q2 2023 and YTD 2023, respectively, in other (expense) income, net.
Revenue recognized from transactions with our strategic investees was $4 million and $7 million for Q2 2024 and YTD 2024, respectively, and $28 million and $64 million for Q2 2023 and YTD 2023, respectively.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$724	$—	$—	$724	$774	$—	$—	$774
Marketable equity securities	74	—	—	74	6	—	—	6
Helix contingent value right	—	—	79	79	—	—	68	68
Deferred compensation plan assets	—	67	—	67	—	61	—	61
Total assets measured at fair value	$798	$67	$79	$944	$780	$61	$68	$909
Liabilities:
Contingent consideration liabilities	$—	$—	$131	$131	$—	$—	$387	$387
Deferred compensation plan liability	—	63	—	63	—	59	—	59
Total liabilities measured at fair value	$—	$63	$131	$194	$—	$59	$387	$446
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

Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitles us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. We elected the fair value option to measure the contingent value right received from Helix. Historically, we estimated the fair value of the contingent value right using a Monte Carlo simulation. Estimates and assumptions used in the Monte Carlo simulation included probabilities related to the timing and outcome of future financing and/or liquidity events, assumptions regarding collectability and volatility, and an estimated equity value of Helix. During Q2 2024, discussions took place to settle the contingent value right early. Accordingly, the fair value of the contingent value right, as of June 30, 2024, was derived using a discounted cash flow model. Estimates and assumptions used in the discounted cash flow model include an estimated settlement amount, a term based on the expected payment period, and a discount rate. These unobservable inputs, including those used in the Monte Carlo simulation, represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. On July 31, 2024, we received cash of $82.5 million to settle the contingent value right. Changes in the fair value of the Helix contingent value right, included in other (expense) income, net during YTD 2024 were as follows:

In millions
Balance as of December 31, 2023 (included in other assets)	$68
Change in estimated fair value	11
Balance as of June 30, 2024 (included in prepaid expenses and other current assets)	$79
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in selling, general and administrative expense. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for Q4 2023 and Q1 2024 were $57 million in aggregate and Covered Revenues for Q4 2022 and Q1 2023 were $42 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were approximately $535,000 and $400,000 in YTD 2024 and YTD 2023, respectively. We use a Monte Carlo simulation to estimate the fair value of contingent consideration related to the GRAIL acquisition. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of our contingent consideration liability related to GRAIL was $131 million and $387 million as of June 30, 2024 and December 31, 2023, respectively, of which $130 million and $385 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities. The significant decrease in the liability was due to an increase in the revenue risk premium assumption used in Q2 2024 as a result of reconciling GRAIL’s long-range revenue forecast to observed market values of GRAIL based on GRAIL’s when-issued trading activity in June 2024.
Changes in the estimated fair value of our contingent consideration liabilities during YTD 2024 were as follows:

In millions
Balance as of December 31, 2023	$387
Change in estimated fair value	(255)
Cash payments	(1)
Balance as of June 30, 2024	$131

5. DEBT
Summary of Term Debt Obligations

In millions	June 30, 2024	December 31, 2023
Principal amount of 2025 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Principal amount of 2025 Delayed Draw Term Loan outstanding	750	—
Unamortized discounts and debt issuance costs	(16)	(11)
Net carrying amount of term debt	$2,234	$1,489
Less: current portion	(744)	—
Term debt, non-current	$1,490	$1,489
Fair value of term debt outstanding (Level 2)	$2,168	$1,440
Interest expense recognized on our term debt, which included amortization of debt discounts and issuance costs, was $20 million and $38 million in Q2 2024 and YTD 2024, respectively, and $18 million and $37 million in Q2 2023 and YTD 2023, respectively.
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

Delayed Draw Term Loan due 2025
On June 17, 2024, we entered into a 364-day delayed draw credit agreement (the Delayed Draw Credit Agreement), which provides us with a senior unsecured term loan credit facility in an aggregate principal amount of up to $750 million (the Delayed Draw Credit Facility). On June 20, 2024, we borrowed $750 million on the Delayed Draw Credit Facility in order to provide a portion of the Disposal Funding payable to GRAIL as part of the Spin-Off. The delayed draw term loan currently bears interest at a variable rate equal to the term secured overnight financing rate (Term SOFR), plus an applicable rate that varies with the Company’s debt rating and a credit spread adjustment equal to 0.10% per annum. The current borrowing rate under the Delayed Draw Credit Facility is 6.7%. The Delayed Draw Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on June 19, 2025. We may prepay the delayed draw term loan at any time without premium or penalty (other than customary breakage costs) and we are not permitted to re-borrow once the term loan is repaid. The terms and conditions, including the financial and operating covenants, applicable to the Delayed Draw Credit Agreement are substantially similar to those applicable to the Revolving Credit Agreement. As of June 30, 2024, we were in compliance with all financial and operating covenants applicable to the Delayed Draw Credit Agreement.
Revolving Credit Agreement
On January 4, 2023, we entered into a new credit agreement (the Revolving Credit Agreement), which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit (the Revolving Credit Facility). The proceeds of the loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes.
The Revolving Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of June 30, 2024, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility, and we were in compliance with all financial and operating covenants.
Any loans under the Revolving Credit Facility will have a variable interest rate based on either the term secured overnight financing rate or the alternate base rate, plus an applicable rate that varies with the Company’s debt rating and, in the case of loans bearing interest based on the term secured overnight financing rate, a credit spread adjustment equal to 0.10% per annum. The Revolving Credit Agreement includes an option for us to elect to increase the commitments under the Revolving Credit Facility or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250 million, subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions.
The Revolving Credit Agreement contains financial and operating covenants. Pursuant to the Revolving Credit Agreement, we are required to maintain a ratio of total debt to adjusted annual earnings before interest, taxes, depreciation and amortization (EBITDA), calculated based on the four consecutive fiscal quarters ending with the most recent fiscal quarter, of not greater than 3.50 to 1.00 as of the end of each fiscal quarter. Upon the consummation of any Qualified Acquisition (as defined in the Revolving Credit Agreement) and us providing notice to the Administrative Agent, the ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition is consummated and the three consecutive fiscal quarters thereafter. The operating covenants include, among other things, limitations on (i) the incurrence of indebtedness by our subsidiaries, (ii) liens on our and our subsidiaries assets, and (iii) certain fundamental changes and the disposition of assets by us and our subsidiaries. The Revolving Credit Agreement contains other customary covenants, representations and warranties, and events of default.

6. STOCKHOLDERS’ EQUITY
As of June 30, 2024, approximately 5.4 million shares remained available for future grants under the Amended and Restated 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan). In connection with the Spin-Off of GRAIL, all unvested RSU and PSU were equitably adjusted pursuant to the 2015 Stock Plan in order to preserve their intrinsic value and, accordingly, the number of shares reserved for issuance under the 2015 Stock Plan was also increased by 160,000 shares.

Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 31, 2023	2,198	—	$236.32	$—
Awarded	2,666	457	$134.22	$145.49
Unvested adjustment for GRAIL Spin-Off	107	12	$—	$—
Vested	(52)	—	$266.34	$—
Cancelled	(234)	(19)	$209.42	$167.68
Outstanding at June 30, 2024	4,685	450	$174.03	$146.23
_____________
(1)We issue three types of PSU. We issue PSU for which the number of shares issuable is based on our performance relative to specified earnings per share targets (EPS PSU) and PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies (rTSR PSU). In Q1 2024, we began to issue PSU for which the number of shares issuable is based on our performance relative to specified operating margin targets (OM PSU). For EPS and OM PSU, the number of units reflect the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Options(1)	Weighted-Average Exercise Price
Outstanding at December 31, 2023	35	$330.25	16	$87.74
Cancelled	(35)	$330.25	(16)	$87.74
Outstanding at June 30, 2024	—	$—	—	$—
_____________
(1)In connection with the GRAIL acquisition, we issued replacement performance stock options to GRAIL employees in 2021. In connection with the GRAIL Spin-Off, all outstanding performance stock options were assumed by GRAIL.
Liability-Classified Awards
Prior to the GRAIL Spin-Off, we granted cash-based equity incentive awards to GRAIL employees, which were accounted for as liability-classified awards. In connection with the Spin-Off, these awards were assumed by GRAIL.
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at December 31, 2023	$292
Granted	67
Vested and paid in cash	(54)
Cancelled	(13)
Change in fair value	(9)
Derecognition for GRAIL Spin-Off(1)	(283)
Outstanding at June 30, 2024	$—
_____________
(1)The estimated liability immediately prior to the Spin-Off, recorded in accrued liabilities, was $53 million, which was disposed of as part of GRAIL’s net assets. See note 2. GRAIL Spin-Off for additional details.
We recognized share-based compensation expense on these cash-based equity incentive awards of $23 million and $52 million in Q2 2024 and YTD 2024, respectively, and $25 million and $46 million in Q2 2023 and YTD 2023, respectively.

In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. Prior to the GRAIL Spin-Off, it was not probable that the performance conditions associated with the award would be achieved and, therefore, no share-based compensation expense was recognized in the condensed consolidated statements of operations. In connection with the GRAIL Spin-Off, this award was assumed by GRAIL. For a period of 2.5 years following the Spin-Off, we are obligated to indemnify GRAIL for cash payments that become earned and payable related to this award. The indemnification is accounted for in accordance with ASC 460. As of June 30, 2024, we recognized a non-contingent liability of $1 million for this indemnification, with a corresponding charge to additional paid-in capital.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Employee Stock Purchase Plan (ESPP) is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2024, approximately 0.3 million shares were issued under the ESPP. As of June 30, 2024, there were approximately 12.6 million shares available for issuance under the ESPP, which reflects an upward adjustment of approximately 0.5 million shares pursuant to the terms of the ESPP to account for the GRAIL Spin-Off.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2024 were as follows:

Risk-free interest rate	4.66% - 5.54%
Expected volatility	45% - 49%
Expected term	0.5 - 1.1 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$44.95
Share Repurchases
We did not repurchase any shares during YTD 2024. As of June 30, 2024, authorizations to repurchase approximately $15 million of our common stock remained available under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Cost of product revenue	$7	$8	$13	$15
Cost of service and other revenue	1	6	4	12
Research and development	43	43	82	79
Selling, general and administrative	59	48	109	93
Share-based compensation expense, before taxes	110	105	208	199
Related income tax benefits	(26)	(24)	(48)	(45)
Share-based compensation expense, net of taxes	$84	$81	$160	$154
As of June 30, 2024, approximately $735 million of total unrecognized compensation cost related to restricted stock, including RSU and PSU, and ESPP shares issued to date was expected to be recognized over a weighted-average period of approximately 2.7 years.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	June 30, 2024	December 31, 2023
Trade accounts receivable, gross	$651	$741
Allowance for credit losses	(10)	(7)
Total accounts receivable, net	$641	$734
Inventory

In millions	June 30, 2024	December 31, 2023
Raw materials	$232	$276
Work in process	416	402
Finished goods	35	30
Inventory, gross	683	708
Inventory reserve	(122)	(121)
Total inventory, net	$561	$587
Accrued Liabilities

In millions	June 30, 2024	December 31, 2023
Legal contingencies(1)	$481	$484
Contract liabilities, current portion	238	252
Accrued compensation expenses	197	223
Accrued taxes payable	177	79
Operating lease liabilities, current portion	71	86
Liability-classified equity incentive awards	—	55
Other, including warranties(2)	101	146
Total accrued liabilities	$1,265	$1,325
_____________
(1)See note 8. Legal Proceedings for additional details.
(2)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Balance at beginning of period	$20	$19	$21	$18
Additions charged to cost of product revenue	10	11	22	20
Repairs and replacements	(13)	(10)	(26)	(18)
Balance at end of period	$17	$20	$17	$20
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

Restructuring
In Q2 2023, we implemented a cost reduction initiative that included workforce reductions, the consolidation of certain facilities and other actions to reduce expenses, all as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In YTD 2024, we recorded restructuring charges primarily consisting of asset impairment charges related to our leased facilities.
A summary of the pre-tax restructuring charges are as follows:

In millions	Q2 2024	Q2 2023	YTD 2024	YTD 2023	Cumulative charges recorded since inception
Employee separation costs	$3	$25	$7	$25	$55
Asset impairment charges(1)	—	7	32	7	132
Other costs	1	1	1	1	5
Total restructuring charges(2)	$4	$33	$40	$33	$192
_____________
(1)For YTD 2024, charges primarily relate to impairment of right-of-use assets and leasehold improvements for our Foster City campus. Cumulative charges recorded since inception also include impairment of right-of-use assets and leasehold improvements for our i3 campus.
(2)For Q2 2024, $4 million was recorded in SG&A expense. For YTD 2024, $39 million was recorded in SG&A and $1 million in R&D expense.
For Q2 2023 and YTD 2023, $18 million was recorded in SG&A expense, $12 million in R&D expense, and remainder in cost of revenue.
We recorded right-of-use asset impairments of $18 million in Q1 2024 related to our campus in Foster City, California and another property in San Diego, California. The impairments, which were recognized in selling, general and administrative expense, were determined by comparing the fair values of the impacted right-of-use assets to the carrying values of the assets as of the impairment measurement date. The fair values of the right-of-use assets were estimated using the discounted future cash flows method, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as discount rates. The estimates and assumptions used in our assessments represent Level 3 measurements because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We also recorded $14 million of leasehold improvement impairments related to our Foster City campus in Q1 2024, recognized in selling, general and administrative expense. We continue to evaluate our options with respect to the rest of our campus in Foster City, California and the other property in San Diego, California. As of June 30, 2024, we had remaining assets, consisting primarily of right-of-use assets and leasehold improvements, related to our Foster City campus and the other property in San Diego, California of approximately $139 million.
A summary of the restructuring liability is as follows:

In millions	Employee Separation Costs(1)	Other Costs	Total
Amount recorded in accrued liabilities as of December 31, 2023	$17	$1	$18
Additional expense recorded	7	1	8
Cash payments	(19)	(2)	(21)
Adjustments to accrual	(2)	—	(2)
Amount recorded in accrued liabilities as of June 30, 2024	$3	$—	$3
_____________
(1)It is expected that substantially all of the employee separation related restructuring charges will be paid by the end of Q3 2024.

Impairment of Goodwill and Intangible Assets
Goodwill is reviewed for impairment annually, during the second quarter of our fiscal year, or more frequently if an event occurs indicating the potential for impairment. In May 2024, we performed our annual goodwill impairment test for our two reporting units: Core Illumina and GRAIL. We performed a quantitative test for both reporting units. GRAIL’s carrying value exceeded its fair value, estimated as $580 million, and we recorded a goodwill impairment of $1,466 million in Q2 2024. There was no impairment for Core Illumina, as its fair value exceeded its carrying value.
To determine the fair value of GRAIL as of May 2024, we utilized enterprise value estimates of GRAIL, as estimated by investment bankers for purposes of determining pricing for the Spin-Off. Estimates and assumptions used to derive the investment bankers’ enterprise value estimates included estimated revenues for a two year period based on assumed growth rates and implied revenue multiples for comparable companies. These estimates and assumptions represent a Level 3 measurement as they are supported by little or no market activity and reflect our own assumptions in measuring fair value. An increase in estimated enterprise values for GRAIL of 100% would still have resulted in a full impairment of goodwill. In prior periods, we used a combination of both an income (discounted cash flows) and market approach to determine the fair value of GRAIL. The income approach utilized projected cash flows for GRAIL based on a long-range plan which contemplated FDA approval and estimated cash flows for a 15 year period. Based on this approach, in Q3 2023, we estimated the fair value of GRAIL to be $3.6 billion, using a selected discount rate of 24.0%, and recorded a goodwill impairment of $712 million. An increase of 50 to 100 basis points to the discount rate used in our assessment at that time would have resulted in additional goodwill impairment of $200 million to $350 million. Using this same approach in Q4 2023 suggested no further decrement in fair value. Initial analyst coverage of GRAIL from December 2023 into the spring of 2024 suggested that GRAIL could be valued between $3 billion and $4 billion. By May 2024, prior to the consummation of the GRAIL Spin-Off, additional information about GRAIL had become available in GRAIL’s amended Form 10 filings and a publicly available management presentation, which included updated disclosure about GRAIL’s business and anticipated near term financial trends. Prior to the consummation of the GRAIL Spin-Off, the amount of GRAIL’s Disposal Funding, $974 million, was also disclosed. Analyst and banker valuation estimates then began to estimate fair values between $400 million and $770 million, consistent with the impairment recorded in Q2 2024.
To determine the fair value of Core Illumina, we used a combination of both an income and market approach consistent with prior periods. The income approach utilized estimated discounted cash flows for the reporting unit, while the market approach utilized comparable company information. Estimates and assumptions used in the income approach included projected cash flows and a discount rate and represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.
We also evaluated GRAIL’s in-process research and development (IPR&D) asset for potential impairment, in May 2024, as part of our annual test. We further concluded the when-issued trading activity for GRAIL’s common stock, in June 2024, to be an additional triggering event that required an additional impairment test be performed. The carrying value of the IPR&D asset exceeded its estimated fair value and we recorded an impairment of $420 million in Q2 2024. The fair value of GRAIL’s IPR&D was determined using an income approach, specifically a discounted cash flow model. Estimates and assumptions used in the income approach, which represent a Level 3 measurement, included projected cash flows and a discount rate of 46.5%. The discount rate was derived from reconciling GRAIL’s long-range plan, which contemplated FDA approval and estimated cash flows for a 15 year period, to observed market values of GRAIL based on the when-issued trading activity. An increase of 300 basis points to the discount rate used in our assessment would have resulted in additional impairment of $20 million. There is substantial risk inherent in forecasting revenues and spend associated with research and development, including assumptions around the timing and level of resources and investment to be made, which were made more challenging in light of the Spin-Off and related Disposal Funding.
We performed a recoverability test for GRAIL’s definite-lived intangible assets, which include developed technology and trade name, noting no impairment. No impairment was noted for Core Illumina definite-lived intangible assets.

Goodwill
Changes to goodwill during YTD 2024 were as follows:

In millions
Balance as of December 31, 2023(1)	$2,545
Impairment	(1,466)
Balance as of June 30, 2024	$1,079
_____________
(1)The balance as of December 31, 2023 includes accumulated impairment of $4,626 million related to our GRAIL reporting unit.
Intangible Assets
The following is a summary of our identifiable intangible assets:

	June 30, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Intangible Assets, Net
Developed technologies	$424	$(289)	$135	$2,807	$(585)	$—	$2,222
Licensed technologies	274	(147)	127	274	(133)	—	141
Trade name	3	(3)	—	43	(14)	—	29
Customer relationships	14	(13)	1	14	(13)	—	1
License agreements	20	(13)	7	14	(13)	—	1
Database	12	(4)	8	12	(3)	—	9
Total finite-lived intangible assets, net	747	(469)	278	3,164	(761)	—	2,403
In-process research and development (IPR&D)	—	—	—	705	—	(115)	590
Total intangible assets, net	$747	$(469)	$278	$3,869	$(761)	$(115)	$2,993
The significant decrease in developed technologies, trade name, and IPR&D reflect the GRAIL intangible assets disposed of in connection with the Spin-Off. See note 2. GRAIL Spin-Off for more information. Additionally, in Q1 2024, we placed into service (reflected in developed technologies) the IPR&D asset we acquired in Q2 2021.
Amortization expense for Q2 2024 and YTD 2024 was $47 million and $97 million, respectively, and $49 million and $99 million in Q2 2023 and YTD 2023, respectively. The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2024 (remainder of year)	$31
2025	62
2026	50
2027	48
2028	45
Thereafter	42
Total	$278

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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other (expense) income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of June 30, 2024, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of June 30, 2024 and December 31, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $902 million and $926 million, respectively. In June 2024, we entered into new forward contracts for a total notional amount of €432 million to hedge the foreign currency exposure for the fine imposed by the European Commission in July 2023.
We also use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other (expense) income, net. As of June 30, 2024, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of June 30, 2024 and December 31, 2023, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $630 million and $628 million, respectively. We reclassified $4 million and $7 million to revenue in Q2 2024 and YTD 2024, respectively, and $2 million and $3 million to revenue in Q2 2023 and YTD 2023, respectively. As of June 30, 2024, the fair value of foreign currency forward contracts was $17 million, recorded in total assets. As of December 31, 2023, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $5 million and $9 million, respectively. The estimated gains reported in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings within the next 12 months are $15 million as of June 30, 2024.

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
On March 30, 2021, the U.S. Federal Trade Commission (the FTC) filed an administrative complaint and a motion for a preliminary injunction in the United States District Court for the District of Columbia. In both actions, the FTC alleged that our acquisition of GRAIL would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18. After a full briefing and oral argument, on March 31, 2023, the FTC issued an opinion and order (the FTC Order) requiring Illumina to divest GRAIL. On April 5, 2023, Illumina filed a petition for review of the FTC Order in the U.S. Court of Appeals for the Fifth Circuit. After a full briefing and oral argument, on December 15, 2023, the Fifth Circuit issued its opinion and order, in which the Court ruled that the Commission applied the incorrect standard in assessing Illumina’s open offer contract, and on that basis vacated the FTC Order and remanded the case to the Commission for reconsideration of the effects of the open offer contract under the proper standard as described in the Fifth Circuit’s decision, and in all other respects upheld the Commission’s decision. On July 30, 2024, in light of our spin-off of GRAIL, the parties filed a Joint Motion To Dismiss the FTC’s administrative complaint.
On April 19, 2021, the European Commission sought and subsequently accepted a request for a referral of the GRAIL acquisition for European Union merger review, submitted by a Member State of the European Union (France), and joined by several other EEA Member States (Belgium, Greece, Iceland, the Netherlands and Norway), under Article 22(1) of Council Regulation (EC) No 139/2004 (the EU Merger Regulation). The European Commission had never solicited referrals to take jurisdiction over an acquisition of a U.S. company that had no revenue in Europe. On April 28, 2021, we filed an action in the General Court of the European Union (the EU General Court) asking for annulment of the European Commission’s assertion of jurisdiction to review the acquisition under Article 22 of the EU Merger Regulation, as the acquisition does not meet the jurisdictional criteria under the EU Merger Regulation or under the national merger control laws of any Member State of the European Union. On July 13, 2022, the EU General Court reached a decision in favor of the European Commission, holding that the European Commission has jurisdiction under the EU Merger Regulation to review the acquisition. On September 22, 2022, we filed an appeal in the Court of Justice of the European Union (the EU Court of Justice) asking for annulment of the EU General Court’s judgment. On December 12, 2023, the EU Court of Justice held a hearing on the appeal. On March 21, 2024, the Advocate General assigned to this case recommended, in a non-binding Opinion, that the EU Court of Justice annul the General Court’s judgment and the European Commission’s decisions accepting the referral of the GRAIL acquisition for EU merger review. The EU Court of Justice is scheduled to issue its judgment in early September 2024.
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
On October 12, 2023, the European Commission adopted a decision requiring us to (among other things) divest GRAIL (the EC Divestment Decision), and replacing the interim measures set forth in the New Interim Measures Order with substantially equivalent transitional measures. This part of the decision ceased to apply with the completion of the Spin-Off on June 24, 2024. On December 22, 2023, we filed an action with the EU General Court seeking an annulment of the EC Divestment Decision.
On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review (the Article 14(2)(b) Decision). The European Commission therefore imposed a fine pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. As of June 30, 2024, we accrued $481 million, including related accrued interest and foreign currency fluctuations, included in accrued liabilities. We appealed the Article 14(2)(b) Decision on September 26, 2023. The European Commission lodged its defense on February 2, 2024. On March 7, 2024, the Court granted permission to the Council of the European Union to intervene in the case and submit its views as a non-party. Illumina filed its reply on April 30, 2024, and its observations on the Council of the European Union statement in intervention on May 17, 2024.
On December 17, 2023, we announced that we would divest GRAIL. On April 12, 2024, the European Commission issued a decision approving our divestment plan, which was submitted to the EC pursuant to the EC Divestment Decision. On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a separate, independent publicly traded company through the distribution of approximately 85.5% of the outstanding GRAIL common stock to Illumina stockholders on a pro rata basis. There can be no guarantee how the completion of the Spin-Off will affect the ultimate outcome of any of these pending regulatory proceedings.
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
On March 26, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by City of Omaha Police and Firefighters Retirement System. The motion has not yet been briefed. On May 16, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by City of Roseville General Employees Retirement System, et al. The motion has not yet been briefed.
In light of the fact that these lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigations.
On February 21, 2024, a stockholder derivative complaint captioned Elaine Wang, et al. v. deSouza, et al., purportedly brought on behalf of the Company was filed in the United States District Court for the District of Delaware (District of Delaware) against certain current and former directors. The Company is named as a nominal defendant in the complaint. The lawsuit alleges that the named directors breached their fiduciary duties by knowingly causing the Company to unlawfully close the GRAIL acquisition. Before the filing of the complaint, the purported stockholder did not make a demand that our Board of Directors pursue the asserted claims therein. The complaint seeks, among other things, restitution to the Company for the alleged damages caused by the named defendants. Since the lawsuit was brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us.
On March 8, 2024, a stockholder derivative complaint captioned Michael Warner, et al. v. deSouza, et al., purportedly brought on behalf of Illumina was also filed in the United States District Court for the Southern District of California against certain current and former directors. We are named as a nominal defendant in the complaint. The lawsuit alleges that the named directors breached their fiduciary duties by knowingly causing us to unlawfully close the GRAIL acquisition. Before the filing of the complaint, the purported stockholder did not make a demand that our Board of Directors pursue the asserted claims therein. The complaint seeks, among other things, restitution to Illumina for the alleged damages caused by the named defendants. Since the lawsuit was brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us. On March 28, 2024, the parties submitted a Joint Motion to Transfer the lawsuit to the District of Delaware, which the Court granted on March 29, 2024, and the Court transferred the lawsuit to the District of Delaware on the same day.
Elaine Wang, et al. v. deSouza, et al. and Michael Warner, et al. v. deSouza, et al. were voluntarily dismissed on April 29, 2024, and May 1, 2024, respectively. On May 1, 2024, Michael Warner sent a litigation demand to our Board of Directors requesting that a civil action for monetary damages be brought by the Board of Directors on behalf of Illumina against officers and directors involved with the GRAIL acquisition. On July 30, 2024, the Board unanimously determined that it was in the best interest of the Company and its shareholders to defer a final decision on the demand given, among other things, the pending stockholder lawsuits described herein and the similarity of issues raised in the demand and those lawsuits. Our Board will monitor the stockholder lawsuits and revisit the demand as warranted as the lawsuits progress. On June 3, 2024, Elaine Wang made requests to inspect certain books and records under Delaware law.
Securities Class Actions
Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the Actions). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (Lead Plaintiff Motions). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs

(the Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The complaint alleges that Illumina and GRAIL and certain of their current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina’s acquisition of GRAIL. On August 5, 2024, the court issued an amended scheduling order, under which the Lead Plaintiffs will file a second amended consolidated complaint on September 13, 2024. Illumina’s response is due November 12, 2024.
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. The plaintiffs’ consolidated complaint is due August 12, 2024, and Illumina’s response is due October 11, 2024.
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
Books and Records Action
On February 14, 2024, a stockholder filed a complaint in the Delaware Court of Chancery captioned Pavers and Road Builders Benefit Funds v. Illumina, Inc. seeking to inspect certain books and records related to the GRAIL transaction, including certain materials and minutes from meetings of our Board of Directors, which have been withheld because the Company contends they are non-responsive to the request or subject to the attorney-client privilege. Illumina previously provided documents to the stockholder in response to a demand made by letter under Delaware law, but the stockholder seeks additional and unredacted materials through this action. On March 11, 2024, Illumina filed an answer to the complaint, denying that the stockholder was entitled to inspection. We deny that the stockholder is entitled to review the documents and intend to vigorously defend the litigation. The trial took place on June 7, 2024. On July 16, 2024, the Court issued a decision requiring the Company to produce certain additional documents to plaintiff. On July 26, 2024, the stockholder filed a motion seeking in camera review of certain documents that the Company maintains are not subject to the Court’s July 16, 2024 order to produce documents. The Company’s response to the motion is due August 9, 2024.

9. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
Our effective tax rates for Q2 2024 and YTD 2024 were (0.6)% and (1.4)%, respectively, compared to (163.8)% and (38.5)% in Q2 2023 and YTD 2023, respectively. The variance from the U.S. federal statutory tax rate of 21% in Q2 2024 and YTD 2024 was primarily attributable to the $308 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $99 million and $116 million income tax expense impact of GRAIL pre-acquisition net operating losses on global intangible low-taxed income (GILTI), the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, respectively, and the $41 million and $63 million income tax expense impact of research and development expense capitalization for tax purposes, respectively. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
Historically we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period, except in Q1 2024 and Q2 2023 when a year-to-date effective tax rate method was utilized. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we determined the estimated annual effective tax rate method would provide a more reliable estimate of the provision for income taxes for Q2 2024 and YTD 2024 since minor changes in the estimated income/(loss) before income taxes would not result in significant changes in the estimated annual effective tax rate.
As of June 30, 2024 and December 31, 2023, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $24 million and $75 million, respectively.

10. SEGMENT INFORMATION
We have two reportable segments, Core Illumina and GRAIL. We completed the Spin-Off of GRAIL on June 24, 2024. Refer to note 2. GRAIL Spin-Off for additional details. We report segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (CODM) for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment using information about its revenue and income (loss) from operations. Our CODM does not evaluate our operating segments using discrete asset information. We do not allocate expenses between segments. Core Illumina sells products and provides services to GRAIL, and vice versa, in accordance with contractual agreements between the entities.
Core Illumina: Core Illumina’s products and services serve customers in the research, clinical and applied markets, and enable the adoption of a variety of genomic solutions. Core Illumina includes all of our operations, excluding the results of GRAIL.
GRAIL: GRAIL is a healthcare company focused on early detection of multiple cancers.

In millions	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Revenue:
Core Illumina	$1,092	$1,159	$2,148	$2,235
GRAIL	29	22	55	42
Eliminations	(9)	(5)	(15)	(14)
Consolidated revenue	$1,112	$1,176	$2,188	$2,263

Income (loss) from operations:
Core Illumina	$442	$115	$558	$257
GRAIL	(2,078)	(204)	(2,305)	(408)
Eliminations	(1)	1	(2)	(1)
Consolidated loss from operations	$(1,637)	$(88)	$(1,749)	$(152)
Total other expense, net primarily relates to Core Illumina, and we do not allocate income taxes to our segments.

11. SUBSEQUENT EVENT
On July 9, 2024, we acquired Fluent BioSciences for an $85 million upfront cash payment and contingent consideration that could become payable upon the achievement of certain defined milestones.

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
Our discussion of our results of operations, financial condition, and cash flow for Q2 2023 and YTD 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended July 2, 2023.
This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See Consideration Regarding Forward-Looking Statements preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Operating results are not necessarily indicative of results that may occur in future periods.

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

On June 24, 2024, we completed the Spin-Off of GRAIL into a new public company through the distribution of approximately 85.5% of the outstanding shares of common stock of GRAIL to Illumina stockholders on a pro rata basis. We retained approximately 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and accordingly, GRAIL’s assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Spin-Off, Illumina’s stockholders received one share of GRAIL common stock for every six shares of Illumina common stock held on the Record Date. Refer to note 2. GRAIL Spin-Off for further details.
We have two reportable segments, Core Illumina and GRAIL. Core Illumina relates to our core operations, excluding the results of GRAIL. See note 10. Segment Information for additional details.
Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto within the Condensed Consolidated Financial Statements section of this report, and the other transactions, events, and trends discussed in Risk Factors within the Other Key Information section of this report.
Financial Overview
Since 2023, macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, and the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to have an impact on our sales and results of operations in 2024, the size and duration of which is significantly uncertain.
Financial highlights for YTD 2024 included the following:
~~•~~Revenue decreased 3% in YTD 2024 to $2,188 million compared to $2,263 million in YTD 2023 primarily due to a decrease in sequencing instruments revenue, driven by fewer shipments of our high-throughput and mid-throughout instruments, partially offset by an increase in service and other revenue.
~~•~~Gross profit as a percentage of revenue (gross margin) was 63.5% in YTD 2024 compared to 61.3% in YTD 2023. The increase in gross margin was driven primarily by a more favorable mix of sequencing consumables and execution of our operational excellence priorities that delivered cost savings, including freight, and improved productivity. This was partially offset by certain strategic partnership revenue that is lower margin and increased warranty and field service costs. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
~~•~~Loss from operations was $1,749 million in YTD 2024 compared to $152 million in YTD 2023. The increase in loss from operations was due to an increase in operating expense of $1,599 million, which included goodwill and intangible impairment charges of $1,889 million, partially offset by a favorable impact of $283 million related to our contingent consideration liability for the GRAIL CVRs. We continue to focus on our cost reduction initiatives to accelerate progress toward higher margins and create flexibility for further investment in high-growth areas.
~~•~~Our effective tax rate was (1.4)% in YTD 2024 compared to (38.5)% in YTD 2023. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impact of the impairment of goodwill, which is nondeductible for tax purposes, the income tax expense impact of research and development expense capitalization for tax purposes, and the income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.

•We ended Q2 2024 with cash, cash equivalents, and short-term investments totaling $994 million, of which approximately $444 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Revenue:
Product revenue	83.4%	85.1%	82.4%	85.0%
Service and other revenue	16.6	14.9	17.6	15.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	22.6	25.9	23.0	26.1
Cost of service and other revenue	8.5	7.7	9.2	8.4
Amortization of acquired intangible assets	4.1	4.2	4.3	4.2
Total cost of revenue	35.2	37.8	36.5	38.7
Gross profit	64.8	62.2	63.5	61.3
Operating expense:
Research and development	29.2	30.4	30.2	30.9
Selling, general and administrative	13.2	39.3	26.9	37.1
Goodwill and intangible impairment	169.6	—	86.3	—
Total operating expense	212.0	69.7	143.4	68.0
Loss from operations	(147.2)	(7.5)	(79.9)	(6.7)
Other income (expense):
Interest income	1.2	1.4	1.1	1.5
Interest expense	(1.8)	(1.6)	(1.8)	(1.7)
Other (expense) income, net	(29.9)	0.1	(14.7)	(0.5)
Total other expense, net	(30.5)	(0.1)	(15.4)	(0.7)
Loss before income taxes	(177.7)	(7.6)	(95.3)	(7.4)
Provision for income taxes	1.1	12.3	1.3	2.8
Net loss	(178.8)%	(19.9)%	(96.6)%	(10.2)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q2 2024	Q2 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Core Illumina:
Consumables	$815	$809	$6	1%	$1,584	$1,579	$5	—%
Instruments	120	197	(77)	(39)	234	357	(123)	(34)
Total product revenue	935	1,006	(71)	(7)	1,818	1,936	(118)	(6)
Service and other revenue	157	153	4	3	330	299	31	10
Total Core Illumina revenue	1,092	1,159	(67)	(6)	2,148	2,235	(87)	(4)
GRAIL:
Service and other revenue	29	22	7	32	55	42	13	31
Eliminations	(9)	(5)	(4)	80	(15)	(14)	(1)	7
Total consolidated revenue	$1,112	$1,176	$(64)	(5)%	$2,188	$2,263	$(75)	(3)%
Core Illumina consumables revenue remained relatively flat in Q2 2024 and YTD 2024. Core Illumina instruments revenue decreased in Q2 2024 and YTD 2024 primarily due to a decrease in sequencing instruments revenue of $77 million and $121 million, respectively, driven by fewer shipments of our high-throughput instruments, given we entered 2024 with a lower backlog of NovaSeq X instruments, as compared to 2023, given significant pre-orders following the launch, and fewer shipments of our mid-throughput instruments, primarily as capital and cash flow constraints continue to impact our customer’s purchasing behavior. Core Illumina service and other revenue increased in Q2 2024 and YTD 2024 primarily due to increased revenue from our strategic partnerships and extended maintenance service contracts, partially offset by decreases in revenues from development and licensing agreements and genotyping services.
GRAIL service and other revenue increased $7 million, or 32%, and $13 million, or 31%, in Q2 2024 and YTD 2024, respectively, primarily due to sales of Galleri.
Gross Margin

Dollars in millions	Q2 2024	Q2 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Gross profit (loss):
Core Illumina	$743	$760	$(17)	(2)%	$1,436	$1,446	$(10)	(1)%
GRAIL	(16)	(24)	8	(33)	(38)	(50)	12	(24)
Eliminations	(6)	(4)	(2)	50	(10)	(10)	—	—
Consolidated gross profit	$721	$732	$(11)	(2)%	$1,388	$1,386	$2	—%

Gross margin:
Core Illumina	68.0%	65.5%			66.9%	64.7%
GRAIL	*	*			*	*
Consolidated gross margin	64.8%	62.2%			63.5%	61.3%
________________
*Not meaningful.

The increase in Core Illumina gross margin in Q2 2024 and YTD 2024 was driven primarily by a more favorable mix of sequencing consumables and execution of our operational excellence priorities that delivered cost savings, including freight, and improved productivity. The increase in YTD 2024 was partially offset by certain strategic partnership revenue that is lower margin and increased warranty and field service costs.

GRAIL gross loss in Q2 2024 and Q2 2023 and YTD 2024 and YTD 2023 was primarily due to amortization of intangible assets of $31 million and $33 million and $65 million and $67 million, respectively.
Operating Expense

Dollars in millions	Q2 2024	Q2 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Research and development:
Core Illumina	$241	$274	$(33)	(12)%	$479	$532	$(53)	(10)%
GRAIL	88	89	(1)	(1)	189	175	14	8
Eliminations	(4)	(5)	1	(20)	(8)	(8)	—	—
Consolidated research and development	325	358	(33)	(9)	660	699	(39)	(6)

Selling, general and administrative:
Core Illumina	60	371	(311)	(84)	396	656	(260)	(40)
GRAIL	88	91	(3)	(3)	192	184	8	4
Eliminations	(1)	—	(1)	100	—	(1)	1	100
Consolidated selling, general and administrative	147	462	(315)	(68)	588	839	(251)	(30)

Goodwill and intangible impairment:
Core Illumina	—	—	—	—	3	—	3	100
GRAIL	1,886	—	1,886	100	1,886	—	1,886	100
Consolidated goodwill and intangible impairment	1,886	—	1,886	100	1,889	—	1,889	100

Total consolidated operating expense	$2,358	$820	$1,538	188%	$3,137	$1,538	$1,599	104%
Core Illumina R&D expense decreased by $33 million, or 12%, in Q2 2024 and by $53 million, or 10%, in YTD 2024 primarily due to decreases in headcount and employee related compensation costs and lab supply costs, as we continue to focus on our cost reduction initiatives. The decrease is also due to a decrease in restructuring charges.
GRAIL R&D expense slightly decreased by $1 million, or 1%, in Q2 2024 primarily due to a decrease in employee related compensation costs, offset by increases in professional services and facilities related costs. GRAIL R&D expense increased by $14 million, or 8%, in YTD 2024 primarily due to increases in lab and consumables spend, employee related compensation costs, professional services and facilities related costs.
Core Illumina SG&A expense decreased by $311 million, or 84%, in Q2 2024 primarily due to a gain recognized on our contingent consideration liability related to the GRAIL CVRs of $271 million in Q2 2024 compared to a loss of $29 million in Q2 2023, a decrease in proxy contest charges of $25 million, a decrease in restructuring charges of $14 million, a decrease in legal contingency accruals and settlements of $12 million, and a decrease in headcount and employee related compensation costs. The decrease was partially offset by an increase in GRAIL-related transaction expenses, which included $37 million of expenses incurred in Q2 2024 directly related to the Spin-Off, and accrued interest recognized on the fine imposed by the European Commission of $7 million, which began accruing interest in October 2023. Core Illumina SG&A expense decreased by $260 million, or 40%, in YTD 2024 primarily due to a gain recognized on our contingent consideration liability related to the GRAIL CVRs of $255 million in YTD 2024 compared to a loss of $28 million in YTD 2023, a decrease in proxy contest charges of $31 million, a decrease of $15 million related to legal contingency accruals and settlements, a decrease in facility related costs, as we continue to exit certain of our facilities, and a decrease in headcount and employee related compensation costs. The decrease was partially offset by an increase in GRAIL-related transaction expenses, which included $52 million of expenses incurred in YTD 2024 directly related to the Spin-Off, an increase in restructuring charges of $21 million, primarily related to asset impairment charges, and accrued interest recognized on the fine imposed by the European Commission of $14 million.
GRAIL SG&A expense decreased by $3 million, or 3%, in Q2 2024 primarily due to a decrease in employee related compensation costs. GRAIL SG&A expense increased by $8 million, or 4%, in YTD 2024 primarily due to an increase in headcount and employee related compensation costs, partially offset by a decrease in marketing spend.
GRAIL goodwill and intangible impairment for Q2 2024 and YTD 2024 consisted of goodwill impairment of $1,466 million and IPR&D intangible asset impairment of $420 million as a result of performing impairment tests in Q2 2024. See note 7. Supplemental Balance Sheet Details for additional details. Core Illumina goodwill and intangible impairment for YTD 2024 consisted of an IPR&D intangible asset impairment recorded in Q1 2024.
Other Income (Expense)

Dollars in millions	Q2 2024	Q2 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Interest income	$13	$17	$(4)	(24)%	$25	$34	$(9)	(26)%
Interest expense	(20)	(19)	(1)	5	(39)	(39)	—	—
Other (expense) income, net	(332)	1	(333)	(33,300)	(323)	(10)	(313)	3,130
Total other expense, net	$(339)	$(1)	$(338)	33,800%	$(337)	$(15)	$(322)	2,147%
Total other expense, net primarily relates to the Core Illumina segment.
Interest income in Q2 2024 and YTD 2024 consisted primarily of interest on our money market funds, which decreased primarily due to a lower cash balance in Q2 2024 as compared to the prior year. Interest expense consisted primarily of interest on our outstanding term debt. The fluctuation in other (expense) income, net in Q2 2024 and YTD 2024 was primarily driven by an unrealized loss of $328 million on our retained investment in GRAIL subsequent to the Spin-Off. See note 4. Investments and Fair Value Measurements for details. The Q2 2024 and YTD 2024 fluctuations were partially offset by favorable impacts on our Helix contingent value right of $8 million.
Provision for Income Taxes

Dollars in millions	Q2 2024	Q2 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Loss before income taxes	$(1,976)	$(89)	$(1,887)	2,120%	$(2,086)	$(167)	$(1,919)	1,149%
Provision for income taxes	12	145	(133)	(92)	28	64	(36)	(56)
Net loss	$(1,988)	$(234)	$(1,754)	750%	$(2,114)	$(231)	$(1,883)	815%
Effective tax rate	(0.6)%	(163.8)%			(1.4)%	(38.5)%
Our effective tax rate was (0.6)% and (1.4)% in Q2 2024 and YTD 2024, respectively, compared to (163.8)% and (38.5)% in Q2 2023 and YTD 2023, respectively. The variance from the U.S. federal statutory tax rate of 21% for Q2 2024 and YTD 2024 was primarily because of the $308 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $99 million and $116 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, respectively, and the $41 million and $63 million income tax expense impact of capitalizing research and development expenses for tax purposes, respectively. The income tax expense in Q2 2024 and YTD 2024 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.

In Q2 2023 and YTD 2023, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the $112 million and net $64 million income tax expense impact of capitalizing research and development expenses for tax purposes, respectively, and the $69 million and net $25 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, respectively. The income tax expense in Q2 2023 and YTD 2023 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore and the United Kingdom.
Historically we calculated the provision/(benefit) for income taxes for interim periods utilizing an estimated annual effective tax rate applied to the income/(loss) for the reporting period, except in Q1 2024 and Q2 2023 when a year-to-date effective tax rate method was utilized. In accordance with the authoritative guidance for accounting for income taxes in interim periods, we determined the estimated annual effective tax rate method would provide a more reasonable estimate of the provision for income taxes for Q2 2024 and YTD 2024 since minor changes in the estimated income/(loss) before income taxes would not result in significant changes in the estimated annual effective tax rate.
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
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2024, we had approximately $920 million in cash and cash equivalents, of which approximately $444 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $128 million from December 31, 2023 due primarily to the derecognition of GRAIL’s cash and cash equivalents of $968 million in connection with the Spin-Off, which included the required Disposal Funding, (see note 2. GRAIL Spin-Off), offset by the $744 million borrowing, net of issuance costs, on the Delayed Draw Credit Facility in Q2 2024, and other factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs. Historically, we have liquidated our short-term investments and/or issued debt to finance our business needs as a supplement to cash provided by operating activities. As of June 30, 2024, we had $74 million in short-term investments, comprised of marketable equity securities.
On July 12, 2023, as a result of our decision to proceed with the completion of our acquisition of GRAIL during the pendency of the European Commission’s review, the European Commission imposed a €432 million fine on us, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. As of June 30, 2024, we accrued $481 million, including related accrued interest and foreign currency fluctuations, included in accrued liabilities. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. The fine is accruing interest at a rate of 5.5% per annum, beginning in October 2023, while it is outstanding. Refer to note 8. Legal Proceedings for additional details.
On June 17, 2024, we entered into a 364-day Delayed Draw Credit Facility, which provides us with a senior unsecured term loan credit facility in an aggregate principal amount of up to $750 million. On June 20, 2024, we borrowed $750 million on the Delayed Draw Credit Facility. The delayed draw term loan currently bears interest at a variable rate equal to the Term SOFR, plus an applicable rate that varies with the Company’s debt rating and a credit spread adjustment equal to 0.10% per annum. The current borrowing rate under the Delayed Draw Credit Facility is 6.7%. The Delayed Draw Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on June 19, 2025. We may prepay the delayed draw term loan at any time without premium or penalty (other than customary breakage costs) and we are not permitted to re-borrow once the term loan is repaid.
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
On January 4, 2023, we obtained a new Revolving Credit Facility, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The Revolving Credit Facility matures, and all amounts outstanding thereunder become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and the consent of the extending lenders and certain other conditions. As of June 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility; however, we may draw upon the facility in the future to manage cash flow or for other corporate purposes, including in connection with the payment of the €432 million European Commission fine. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision.
As of June 30, 2024, the fair value of our contingent consideration liability related to our acquisition of GRAIL was $131 million, of which $130 million was included in other long-term liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period. This will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. In YTD 2024, we paid $535,000 in aggregate Covered Revenue Payments related to Covered Revenues for Q4 2023 and Q1 2024 of $57 million in aggregate.
We had $3 million (plus recallable distributions of approximately $10 million) and up to $52 million, respectively, remaining in our capital commitments to two venture capital investment funds as of June 30, 2024 that are callable through April 2026 and July 2029, respectively.
Authorizations to repurchase $15 million of our common stock remained available as of June 30, 2024 under the $750 million share repurchase program authorized by our Board of Directors on February 5, 2020. The repurchases may be completed under a 10b5-1 plan or at management’s discretion.
We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities and available borrowing capacity under the Revolving Credit Facility, are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, may include:
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
•repayment of debt obligations;
•repurchases of our outstanding common stock; and
•the evolving needs of our facilities, including costs of leasing and building out facilities.
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

Cash Flow Summary

In millions	YTD 2024	YTD 2023
Net cash provided by operating activities	$157	$115
Net cash used in investing activities	(89)	(93)
Net cash used in financing activities	(191)	(476)
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)
Net decrease in cash and cash equivalents	$(128)	$(458)
Operating Activities
Net cash provided by operating activities in YTD 2024 consisted of a net loss of $2,114 million, plus net adjustments of $2,215 million and net changes in operating assets and liabilities of $56 million. The primary adjustments to net loss included goodwill and intangible impairment of $1,889 million, net losses on strategic investments of $330 million, depreciation and amortization expense of $213 million, share-based compensation expense of $208 million, and property and equipment and right-of-use asset impairment of $32 million, partially offset by change in fair value of contingent consideration liabilities of $255 million and deferred income taxes of $180 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by an increase in accrued liabilities and a decrease in accounts receivable, partially offset by decreases in accounts payable and other long-term liabilities.
Investing Activities
Net cash used in investing activities totaled $89 million in YTD 2024. We invested $67 million in capital expenditures, primarily associated with investments in facilities, and purchased strategic investments of $22 million.
Financing Activities
Net cash used in financing activities totaled $191 million in YTD 2024. As a result of the GRAIL Spin-Off, we deconsolidated cash and cash equivalents of $968 million, partially offset by net borrowings on the Delayed Draw Credit Facility of $744 million. We received $36 million in proceeds from the sale of shares under our employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2024, with the exception of income taxes as disclosed in note 1. Organization and Significant Accounting Policies.

RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note 1. Organization and Significant Accounting Policies within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in YTD 2024, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
During the second quarter of 2024, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
LEGAL PROCEEDINGS
See discussion of legal proceedings in note 8. Legal Proceedings in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factors could adversely affect our operating results and stock price:
On June 24, 2024, we completed the separation of GRAIL into a separate, independent publicly traded company. However, our acquisition of GRAIL (the Acquisition) remains subject to ongoing legal and regulatory proceedings in the United States and in the European Union. Litigation, regulation, and other proceedings related to or resulting from the Acquisition have resulted in significant financial penalties, operational restrictions and increased costs, and could result in similar additional future consequences or further result in loss of revenues.
As previously disclosed, the Acquisition has been subject to various legal challenges, including by the FTC and European Commission. As a result, we have been a party to a number of regulatory and administrative proceedings regarding the Acquisition, including ongoing proceedings regarding the European Commission’s assertion of jurisdiction to review the Acquisition under Article 22(1) of Council Regulation (EC) No 139/2004. On October 12, 2023, the European Commission announced that it had adopted the Statement of Objections issued on December 5, 2022, which ordered Illumina to, among other things, divest GRAIL. See note 8. Legal Proceedings within the Consolidated Financial Statements for further details.
As previously disclosed, on October 29, 2021, the European Commission adopted an order imposing interim measures (the Initial Interim Measures Order), which was renewed on October 28, 2022. The interim measures, including the hold separate arrangement, and our obligations pursuant thereto, imposed implementation and administrative processes and additional legal, financial advisory, regulatory and other professional services costs, which were burdensome to implement and administer, and we may pay additional legal costs or be subject to investigations or penalties. Such burdens and additional costs, independently or together with additional burdens, costs and/or liabilities arising from the interim measures, may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. On January 10, 2023, we filed an action with the EU General Court asking for annulment of the New Interim Measures Order. On January 20, 2023, the European Commission requested that these proceedings be stayed pending our appeal on jurisdiction.
On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a separate, independent publicly traded company as described in note 2. GRAIL Spin-Off within the Consolidated Financial Statements. We incurred significant costs to complete the Spin-Off, including significant legal, financial advisory, regulatory and other professional services fees and additional expenses, and assumed certain liabilities in connection therewith. The Spin-Off also may result in loss of revenue and other adverse effects on our business, financial condition and results of operations. In addition, we have experienced and might continue to experience negative impacts on our stock price. We cannot predict what other adverse consequences to, among other things, our reputation, our relationships with governmental or regulatory authorities, or our ability to successfully complete future transactions, our ability to attract, retain and motivate customers, key personnel and those with whom we conduct business may result.
On July 12, 2023, the European Commission adopted a final decision finding that we breached the EU Merger Regulation by, in its view, acquiring the possibility to exert decisive influence over GRAIL and exerting such influence during the pendency of the European Commission’s review. The European Commission therefore imposed a fine on us pursuant to Article 14(2)(b) of the EU Merger Regulation of approximately €432 million, representing the maximum fine of 10% of our consolidated annual revenues for fiscal year 2022. We provided guarantees in October 2023 to satisfy the obligation in lieu of cash payment while we appeal the European Commission’s jurisdictional decision and fine decision. As of June 30, 2024, we accrued $481 million, including related accrued interest and foreign currency fluctuations, included in accrued liabilities. In addition, the European Commission, the FTC and/or other governmental or regulatory authorities may seek to impose other fines, penalties, remedies or restrictions.
Furthermore, we have and may continue to become subject to stockholder inspection demands under Delaware law, investigations initiated by regulators and law firms, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential reputational damage. The GRAIL acquisition and subsequent litigation resulted in (i) the announcement of an investigation by the SEC and others by law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties, corporate wrongdoing or a lack of independence of the members of the Board, including a complaint filed in the Delaware Court of Chancery seeking to inspect books and records captioned Pavers and Road Builders Benefit Funds v. Illumina, Inc.; (iii) the filing of four securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al., Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. and Warner v. deSouza et al.; (iv) the filing of a securities class action in the United States District Court for the District of Delaware captioned Wang v. deSouza et al.; (v) the filing of two securities class actions in the Superior Court of the State of California, County of San Mateo: Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.; (vi) the filing of a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al.; (vii) the filing of a stockholder derivative complaint captioned City of Omaha Police and Firefighters Retirement System v. deSouza, et al.; and (viii) the filing of a stockholder derivative complaint captioned City of Roseville General Employees Retirement System, et al. v. deSouza, et al. See note 8. Legal Proceedings within the Consolidated Financial Statements for further details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.

The Spin-Off could result in substantial tax liability.
We received a private letter ruling from the Internal Revenue Service (the IRS) and a written opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the Spin-Off and certain related transactions qualified for non-recognition of gain and loss under Sections 355 and 368 of the U.S. Internal Revenue Code of 1986, as amended. If the factual assumptions or representations made in the request for the private letter ruling prove to have been inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS does not rule on whether a distribution such as the Spin-Off satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. The private letter ruling was based on representations by us and GRAIL that those requirements were satisfied, and any inaccuracy in those representations could invalidate the ruling.
Additionally, the opinion of tax counsel relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by GRAIL and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail. If, notwithstanding the private letter ruling and opinion of tax counsel, the IRS determines that the Spin-Off and certain related transactions did not qualify for tax-free treatment for U.S. federal income tax purposes, the resulting tax liability to the Company and its shareholders could be substantial.
Following the Spin-Off, we remain the obligor on the contingent value rights (the CVRs) we issued in connection with the GRAIL Acquisition.
Following the Spin-Off, we remain the obligor on the CVRs and, accordingly, continue to be required to record in our financial statements the estimated future liabilities associated with the CVRs. Since we no longer own GRAIL, it may be more difficult for us to estimate these future liabilities. We also may have difficulty complying with our obligations in respect of the CVRs if we are unable to obtain timely and accurate information from GRAIL.
The Spin-Off could adversely affect the market value of the CVRs.
The business of GRAIL may be adversely affected by the Spin-Off, which could adversely affect the market value of the CVRs.
In April 2024, the FDA issued the Final Rule relating to Laboratory Development Tests (LDTs). Newly developed LDT products may be subject to regulatory clearance or approval, and could result in adverse impacts to our business, financial condition, or results of operations.
Certain of our in vitro diagnostic products, or IVDs, are currently available through laboratories that are certified under the Clinical Laboratory Improvements Amendments (CLIA) of 1988. These IVD products are commonly called “laboratory developed tests,” or LDTs.
For a number of years, the FDA has exercised its regulatory enforcement discretion to not regulate LDTs as medical devices if created and used within a single laboratory. On April 29, 2024, the FDA released final regulations under 21 CFR Part 809 under the Federal Food, Drug, and Cosmetic Act (FD&C Act) amending the regulations to make explicit that LDTs offered as IVDs are devices under the FD&C Act including when the manufacturer of the IVD is a laboratory (the LDT Rule).
The LDT Rule also provides that the FDA intends to exercise enforcement discretion with regard to premarket review and most quality system requirements for certain categories of IVDs, including currently marketed IVDs offered as LDTs that were first marketed prior to April 29, 2024. The FDA has included additional enforcement discretion policies within the rule for LDTs approved by the New York State’s Clinical Laboratory Evaluation Program (NYS CLEP).
The majority of revenue from products currently offered by our laboratories do not fall within the scope of the LDT Rule. With one exception, the LDTs currently offered as IVDs by our laboratories that fall within the purview of the LDT Rule are approved by NYS CLEP and were first marketed prior to the release of the LDT Rule.

We cannot predict the specifics of how the FDA intends to implement the Final Rule and uncertainties remain as to whether and how newly developed LDT products that are now require regulatory clearance or approval may impact our business, financial condition, or results of operations.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
None during the quarterly period ended June 30, 2024.
Unregistered Sales of Equity Securities
None during the quarterly period ended June 30, 2024.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended June 30, 2024, the following directors and officers adopted, modified or terminated 10b5-1 plans:
•On May 14, 2024, Charles Dadswell, our General Counsel, modified an existing arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The modified arrangement terminates on April 18, 2025 and provides for the sale of up to 8,904 shares.
Other than as disclosed above, during the quarterly period ended June 30, 2024, (i) none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” and (ii) the Company did not adopt a “10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.
OTHER INFORMATION
On August 5, 2024, our Board of Directors approved amendments to the Company’s Amended and Restated Bylaws (the Amended and Restated Bylaws), which became effective the same day. The following is a summary of certain provisions of the Amended and Restated Bylaws. Such summary is not intended to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
The Amended and Restated Bylaws include certain amendments to, among other things:
1.Add a federal forum provision for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 or any rule or regulation promulgated thereunder;
2.Update certain requirements, mechanics, and disclosures relating to stockholders’ meetings;
3.Update and clarify certain procedures and disclosure requirements related to stockholder nominations for director and notice of business to be conducted at a meeting of stockholders; and
4.Align certain indemnification provisions with our certificate of incorporation.
The Amended and Restated Bylaws also incorporate various other updates and technical, clarifying, and conforming changes.
EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Separation and Distribution Agreement, dated June 21, 2024, between GRAIL, LLC and Illumina, Inc.*	8-K	001-35406	2.1	June 24, 2024

3.1	Amended and Restated Bylaws of Illumina, Inc., effective as of August 5, 2024					X

10.1	Tax Matters Agreement, dated June 21, 2024, between GRAIL, LLC and Illumina, Inc.	8-K	001-35406	10.1	June 24, 2024

10.2	Employee Matters Agreement, dated June 21, 2024, between GRAIL, LLC and Illumina, Inc.	8-K	001-35406	10.2	June 24, 2024

10.3	Stockholder and Registration Rights Agreement, Dated June 21, 2024, between GRAIL, LLC and Illumina, Inc.	8-K	001-35406	10.3	June 24, 2024

10.4	Fourth Amendment to the Amended and Restated Supply and Commercialization Agreement, dated June 21, 2024, by and between Illumina, Inc. and GRAIL, LLC*	8-K	001-35406	10.4	June 24, 2024

10.5	364-Day Delayed Draw Credit Agreement, dated as of June 17, 2024, among the Company, as the borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-35406	10.1	June 17, 2024

10.6+	Retention Agreement by and between Joydeep Goswami and Illumina, Inc. dated as of April 8, 2024					X

10.7+	Separation Agreement and General Release of All Claims by and between Joydeep Goswami and Illumina, Inc. dated as of July 2, 2024					X

31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Ankur Dhingra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Ankur Dhingra pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X
__________________________________
+ Management contract or corporate plan or arrangement
* Portions of this exhibit omitted pursuant to Item 601(b)(2) and Item 601(b)(10) of Regulation S-K, as applicable. The Company agrees to furnish a supplemental and unredacted copy of any omitted schedule to the Securities and Exchange Commission upon its request.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	August 7, 2024
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer