Form 10-Q
period 2024-09-29
ILLUMINA, INC.
filed 2024-11-06
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 29, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of November 1, 2024, there were 158.6 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 2024

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
•risks associated with contracts or other agreements containing provisions that might be implicated by the divestiture of GRAIL, including our ability to fully realize the anticipated economic benefits of our commercial arrangements with GRAIL and our obligations with respect to contingent value rights (the CVRs) issued by us in connection with the GRAIL acquisition, which may adversely affect us and our business and/or the market value of the CVRs;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, and on Form 10-Q for the period ended June 30, 2024, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 29, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$869	$1,048
Short-term investments	70	6
Accounts receivable, net	699	734
Inventory, net	574	587
Prepaid expenses and other current assets	161	234
Total current assets	2,373	2,609
Property and equipment, net	832	1,007
Operating lease right-of-use assets	453	544
Goodwill	1,113	2,545
Intangible assets, net	305	2,993
Deferred tax assets, net	617	56
Other assets	321	357
Total assets	$6,014	$10,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$245
Accrued liabilities	784	1,325
Total current liabilities	975	1,570
Operating lease liabilities	613	687
Term debt	1,988	1,489
Other long-term liabilities	313	620
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	7,449	9,555
Accumulated other comprehensive loss	(5)	(1)
Accumulated deficit	(1,428)	(19)
Treasury stock, at cost	(3,893)	(3,792)
Total stockholders’ equity	2,125	5,745
Total liabilities and stockholders’ equity	$6,014	$10,111

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue:
Product revenue	$914	$941	$2,718	$2,864
Service and other revenue	166	178	550	518
Total revenue	1,080	1,119	3,268	3,382
Cost of revenue:
Cost of product revenue	235	293	739	884
Cost of service and other revenue	84	95	286	285
Amortization of acquired intangible assets	16	47	110	143
Total cost of revenue	335	435	1,135	1,312
Gross profit	745	684	2,133	2,070
Operating expense:
Research and development	253	315	913	1,013
Selling, general and administrative	239	303	813	1,127
Goodwill and intangible impairment	—	821	1,889	821
Legal contingency and settlement	(488)	(1)	(474)	14
Total operating expense	4	1,438	3,141	2,975
Income (loss) from operations	741	(754)	(1,008)	(905)
Other income (expense):
Interest income	11	13	36	47
Interest expense	(36)	(19)	(75)	(59)
Other income (expense), net	4	(22)	(319)	(33)
Total other expense, net	(21)	(28)	(358)	(45)
Income (loss) before income taxes	720	(782)	(1,366)	(950)
Provision (benefit) for income taxes	15	(28)	44	36
Net income (loss)	$705	$(754)	$(1,410)	$(986)
Earnings (loss) per share:
Basic	$4.43	$(4.77)	$(8.86)	$(6.23)
Diluted	$4.42	$(4.77)	$(8.86)	$(6.23)
Shares used in computing earnings (loss) per share:
Basic	159	158	159	158
Diluted	160	158	159	158
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income (loss)	$705	$(754)	$(1,410)	$(986)
Unrealized (loss) gain on cash flow hedges, net of deferred tax	(19)	9	(4)	18
Total comprehensive income (loss)	$686	$(745)	$(1,414)	$(968)

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

				Accumulated	Retained
			Additional	Other	Earnings			Total
	Common Stock		Paid-In	Comprehensive	(Accumulated)	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599
Net income	—	—	—	—	3	—	—	3
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(4)	—	—	—	(4)
Issuance of common stock, net of repurchases	—	—	37	—	—	—	(9)	28
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of April 2, 2023	198	2	9,311	(1)	1,145	(40)	(3,764)	6,693
Net loss	—	—	—	—	(234)	—	—	(234)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(3)	(3)
Share-based compensation	—	—	77	—	—	—	—	77
Reclassification of liability-classified awards	—	—	9	—	—	—	—	9
Balance as of July 2, 2023	198	2	9,397	12	911	(40)	(3,767)	6,555
Net loss	—	—	—	—	(754)	—	—	(754)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	9	—	—	—	9
Issuance of common stock, net of repurchases	—	—	30	—	—	—	(2)	28
Share-based compensation	—	—	60	—	—	—	—	60
Balance as of October 1, 2023	198	2	9,487	21	157	(40)	(3,769)	5,898
Net loss	—	—	—	—	(176)	—	—	(176)
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(22)	—	—	—	(22)
Issuance of common stock, net of repurchases	1	—	(3)	—	—	—	(23)	(26)
Share-based compensation	—	—	71	—	—	—	—	71
Balance as of December 31, 2023	199	$2	$9,555	$(1)	$(19)	(40)	$(3,792)	$5,745

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity
Balance as of December 31, 2023	199	$2	$9,555	$(1)	$(19)	(40)	$(3,792)	$5,745
Net loss	—	—	—	—	(126)	—	—	(126)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	36	—	—	—	(1)	35
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of March 31, 2024	199	2	9,658	12	(145)	(40)	(3,793)	5,734
Net loss	—	—	—	—	(1,988)	—	—	(1,988)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	2	—	—	—	2
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	88	—	—	—	—	88
Spin-Off of GRAIL (see Note 2)	—	—	(2,399)	—	—	—	—	(2,399)
Balance as of June 30, 2024	199	2	7,347	14	(2,133)	(40)	(3,794)	1,436
Net income	—	—	—	—	705	—	—	705
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(19)	—	—	—	(19)
Issuance of common stock, net of repurchases	—	—	19	—	—	(1)	(99)	(80)
Share-based compensation	—	—	83	—	—	—	—	83
Balance as of September 29, 2024	199	$2	$7,449	$(5)	$(1,428)	(41)	$(3,893)	$2,125

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net loss	$(1,410)	$(986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	170	175
Amortization of intangible assets	113	148
Share-based compensation expense	291	286
Deferred income taxes	(161)	(42)
Goodwill and intangible (IPR&D) impairment	1,889	821
Property and equipment and right-of-use asset impairment	32	56
Net losses on strategic investments	342	39
Gain on Helix contingent value right	(15)	(8)
Change in fair value of contingent consideration liabilities	(304)	(82)
Other	11	15
Changes in operating assets and liabilities:
Accounts receivable	20	(31)
Inventory	(9)	(47)
Prepaid expenses and other current assets	(11)	(3)
Operating lease right-of-use assets and liabilities, net	(21)	(13)
Other assets	(14)	6
Accounts payable	(35)	(50)
Accrued liabilities	(406)	(25)
Other long-term liabilities	(9)	(5)
Net cash provided by operating activities	473	254
Cash flows from investing activities:
Purchases of property and equipment	(99)	(144)
Net purchases of strategic investments	(33)	(1)
Cash received for Helix contingent value right	83	—
Cash paid for acquisitions and intangible assets, net of cash acquired	(81)	(1)
Net cash used in investing activities	(130)	(146)
Cash flows from financing activities:
GRAIL cash deconsolidated as a result of spin-off	(968)	—
Proceeds from debt, net of issuance costs	1,241	(1)
Payments on debt obligations	(750)	(1,235)
Payments on contingent consideration liabilities	(1)	—
Common stock repurchases	(99)	—
Taxes paid related to net share settlement of equity awards	(2)	(14)
Proceeds from issuance of common stock	56	67
Net cash used in financing activities	(523)	(1,183)
Effect of exchange rate changes on cash and cash equivalents	1	(9)
Net decrease in cash and cash equivalents	(179)	(1,084)
Cash and cash equivalents at beginning of period	1,048	2,011
Cash and cash equivalents at end of period	$869	$927
Supplemental cash flow information:
GRAIL net assets, excluding cash and cash equivalents, deconsolidated as a result of spin-off	$1,770	$—

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to “Illumina,” the “Company,” “we,” “us,” and “our” refer to Illumina, Inc. and its consolidated subsidiaries.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Business Overview
We are a provider of sequencing- and array-based solutions for genetic and genomic analysis, serving customers in the research, clinical and applied markets. Our products are used for applications in the life sciences, oncology, reproductive health, agriculture and other emerging segments. Our customers include leading genomic research centers, academic institutions, government laboratories, and hospitals, as well as pharmaceutical, biotechnology, commercial molecular diagnostic laboratories, and consumer genomics companies.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2024 and Q3 2023 refer to the three months ended September 29, 2024 and October 1, 2023, respectively, which were both 13 weeks, and references to year-to-date (YTD) 2024 and 2023 refer to the nine months ended September 29, 2024 and October 1, 2023, respectively, which were both 39 weeks.

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
The weighted average shares used to calculate basic and diluted earnings (loss) per share were as follows:

In millions	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Weighted average shares outstanding	159	158	159	158
Effect of potentially dilutive common shares from:
Equity awards	1	—	—	—
Weighted average shares used in calculating diluted earnings (loss) per share	160	158	159	158

Antidilutive shares:
Equity awards	2	3	4	3
Convertible senior notes	—	1	—	1
Potentially dilutive shares excluded from calculation due to antidilutive effect	2	4	4	4

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
See note 10. Segment Information for GRAIL’s results of operations, prior to the Spin-Off, included in our condensed consolidated statements of operations for the periods presented within.
In planning for and executing the Spin-Off, we incurred $53 million in separation-related transaction costs during YTD 2024, which were recognized in selling, general, and administrative expense. These transaction costs primarily related to financial advisory, legal, regulatory and other professional services fees directly related to the Spin-Off.
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
Revenue by Source

	Q3 2024			Q3 2023
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$741	$66	$807	$689	$71	$760
Instruments	104	3	107	178	3	181
Total product revenue	845	69	914	867	74	941
Service and other revenue	150	16	166	162	16	178
Total revenue	$995	$85	$1,080	$1,029	$90	$1,119

	YTD 2024			YTD 2023
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,160	$216	$2,376	$2,108	$219	$2,327
Instruments	330	12	342	524	13	537
Total product revenue	2,490	228	2,718	2,632	232	2,864
Service and other revenue	499	51	550	456	62	518
Total revenue	$2,989	$279	$3,268	$3,088	$294	$3,382
Revenue by Geographic Area

Based on region of destination (in millions)	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Americas	$609	$663	$1,852	$1,920
Europe	291	260	859	825
Greater China (1)	75	98	228	302
Asia-Pacific, Middle East, and Africa (2)	105	98	329	335
Total revenue	$1,080	$1,119	$3,268	$3,382
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.
(2)Region includes revenue from Russia and Turkey.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of September 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $688 million, of which approximately 82% is expected to be converted to revenue in the next twelve months, approximately 13% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $16 million and $18 million as of September 29, 2024 and December 31, 2023, respectively, and were recorded in prepaid expenses and other current assets.

Contract liabilities, which consist of deferred revenue and customer deposits, as of September 29, 2024 and December 31, 2023, were $293 million and $329 million, respectively, of which $235 million and $252 million, respectively, was short-term and recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q3 2024 and YTD 2024 included $48 million and $213 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 31, 2023.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of September 29, 2024 and December 31, 2023, the fair value of our marketable equity securities totaled $70 million and $6 million, respectively. The increase in our marketable equity securities relates to the investment we retained in GRAIL subsequent to the Spin-Off, which was initially recorded as $397 million, representing 14.5% of GRAIL’s net assets disposed of at Spin-Off. Refer to note 2. GRAIL Spin-Off for details. We recorded an unrealized loss of $332 million in YTD 2024, subsequent to the Spin-Off, based on the fair value of our investment in GRAIL as of September 29, 2024.
Gains and (losses) recognized in other income (expense), net on marketable equity securities were as follows:

In millions	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Net losses recognized during the period on marketable equity securities	$(4)	$—	$(333)	$(2)
Less: Net losses recognized during the period on marketable equity securities sold during the period	—	—	—	(2)
Net unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(4)	$—	$(333)	$—
Non-Marketable Equity Securities
As of September 29, 2024 and December 31, 2023, the aggregate carrying amount of non-marketable equity securities, without readily determinable fair values, included in other assets, was $27 million and $28 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $191 million and $168 million as of September 29, 2024 and December 31, 2023, respectively. We recorded losses of $6 million and $3 million in Q3 2024 and YTD 2024, respectively, and losses of $19 million and $33 million in Q3 2023 and YTD 2023, respectively, in other income (expense), net. Our commitments to the Funds are as follows:

$ in millions	Capital commitments	Callable through date	Remaining callable as of September 29, 2024(1)
Fund I	$100	April 2026	$3
Fund II	$150	July 2029	$49
Fund III	$60	December 2034	$47
_____________
(1)Fund I also had recallable distributions of approximately $10 million.
Revenue recognized from transactions with our strategic investees was $7 million and $13 million for Q3 2024 and YTD 2024, respectively, and $2 million and $68 million for Q3 2023 and YTD 2023, respectively.

Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 29, 2024				December 31, 2023
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$674	$—	$—	$674	$774	$—	$—	$774
Marketable equity securities	70	—	—	70	6	—	—	6
Helix contingent value right	—	—	—	—	—	—	68	68
Deferred compensation plan assets	—	70	—	70	—	61	—	61
Total assets measured at fair value	$744	$70	$—	$814	$780	$61	$68	$909
Liabilities:
Contingent consideration liabilities	$—	$—	$84	$84	$—	$—	$387	$387
Deferred compensation plan liability	—	64	—	64	—	59	—	59
Total liabilities measured at fair value	$—	$64	$84	$148	$—	$59	$387	$446
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
Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitled us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. We elected the fair value option to measure the contingent value right received from Helix. Changes in the estimated fair value are recognized in other income (expense), net. Historically, we estimated the fair value of the contingent value right using a Monte Carlo simulation. Estimates and assumptions used in the Monte Carlo simulation included probabilities related to the timing and outcome of future financing and/or liquidity events, assumptions regarding collectability and volatility, and an estimated equity value of Helix. These unobservable inputs represented a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. On July 31, 2024, we received cash of $83 million to settle the contingent value right early. Changes in the Helix contingent value right during YTD 2024 were as follows:

In millions
Balance as of December 31, 2023 (included in other assets)	$68
Change in estimated fair value	15
Cash received to settle	(83)
Balance as of September 29, 2024	$—

Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis, with changes in the fair value, subsequent to the acquisition date, recognized in selling, general and administrative expense. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period (through August 2033). As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the period Q4 2023 through Q2 2024 were $89 million in aggregate and for the period Q4 2022 through Q2 2023 were $65 million in aggregate, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were $836,000 and $609,000 in YTD 2024 and YTD 2023, respectively.
The fair value of our contingent consideration liability related to GRAIL was $82 million and $387 million as of September 29, 2024 and December 31, 2023, respectively, of which $81 million and $385 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities. We use a Monte Carlo simulation to estimate the fair value of the GRAIL contingent consideration liability. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Subsequent to the Spin-Off of GRAIL, we no longer have access to GRAIL management’s forecasts and therefore must rely on information made public by GRAIL’s management to estimate forecasted revenues through August 2033. In August 2024, GRAIL management publicly announced a corporate restructure, including a reduction in headcount and planned hires and a substantial decrease in certain R&D projects and investments. To estimate the liability as of September 29, 2024, we selected a revenue risk premium of 18%, which was derived from reconciling our forecasted revenues for GRAIL to GRAIL’s market capitalization based on a 60-day trailing average. The significant decrease in the contingent consideration liability from December 31, 2023 was due to the decrease in the forecasted revenues, following revised revenue projections announced by GRAIL in May 2024 and the restructuring announcement in August 2024, and the increase in the revenue risk premium resulting from the lower market capitalization observed at or subsequent to the Spin-Off.
The assumptions used in estimating the fair value of the contingent consideration liability related to GRAIL are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. For example, an increase or decrease of 20%, in each year, to the forecasted revenues would have resulted in an increase of $21 million and a decrease of $20 million, respectively, in the liability as of September 29, 2024. Additionally, an increase or decrease of 250 basis points to the selected revenue risk premium would have resulted in a decrease of $15 million and an increase of $16 million, respectively. We expect certain levels of volatility in the GRAIL contingent consideration liability are possible in future quarters.
Changes in the estimated fair value of our contingent consideration liabilities during YTD 2024 were as follows:

In millions
Balance as of December 31, 2023	$387
Acquisition	2
Change in estimated fair value	(304)
Cash payments	(1)
Balance as of September 29, 2024	$84

5. DEBT
Summary of Term Debt Obligations

In millions	September 29, 2024	December 31, 2023
Principal amount of 2025 Term Notes outstanding	$500	$500
Principal amount of 2026 Term Notes outstanding	500	—
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(12)	(11)
Net carrying amount of term debt, non-current	$1,988	$1,489
Fair value of term debt outstanding (Level 2)	$1,966	$1,440
Interest expense, which included amortization of debt discounts and issuance costs, was $36 million and $74 million in Q3 2024 and YTD 2024, respectively, and $18 million and $55 million in Q3 2023 and YTD 2023, respectively.
4.650% Term Notes due 2026 (2026 Term Notes)
On September 9, 2024, we issued $500 million aggregate principal amount of 2026 Term Notes. After deducting discounts and issuance costs, we received net proceeds of $497 million, which were used to repay a portion of the outstanding debt under the Delayed Draw Credit Agreement. The 2026 Term Notes, which mature on September 9, 2026, accrue interest at a rate of 4.650% per annum, payable semi-annually on March 9 and September 9 of each year, beginning on March 9, 2025. We may redeem for cash all or any portion of the 2026 Term Notes, at our option, at any time prior to maturity at make-whole premium redemption prices as defined in the form of the notes.
5.800% Term Notes due 2025 (2025 Term Notes) and 5.750% Term Notes due 2027 (2027 Term Notes)
In December 2022, we issued $500 million aggregate principal amount of 2025 Term Notes and $500 million aggregate principal amount of 2027 Term Notes. The 2025 Notes, which mature on December 12, 2025, and the 2027 Notes, which mature on December 13, 2027, accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually. Interest for the 2025 Notes is payable on June 12 and December 12 of each year and interest for the 2027 Notes is payable on June 13 and December 13 of each year, beginning in June 2023.
We may redeem for cash all or any portion of the 2025 or 2027 Term Notes, at our option, at any time prior to maturity. Prior to November 12, 2025 for the 2025 Notes and prior to November 13, 2027 for the 2027 Notes, the notes are redeemable at make-whole premium redemption prices as defined in the applicable forms of note. After November 12, 2025 and November 13, 2027, respectively, the notes are redeemable at a redemption price equal to 100% of the principal to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
2.550% Term Notes due 2031 (2031 Term Notes)
In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes. The notes mature on March 23, 2031 and accrue interest at a rate of 2.550% per annum, payable semi-annually on March 23 and September 23 of each year. We may redeem for cash all or any portion of the notes, at our option, at any time prior to maturity. Prior to December 23, 2030, the notes are redeemable at make-whole premium redemption prices as defined in the form of the notes. After December 23, 2030, the notes are redeemable at a redemption price equal to 100% of the principal to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

Delayed Draw Term Loan due 2025
On June 17, 2024, we entered into a 364-day delayed draw credit agreement (the Delayed Draw Credit Agreement), which provided us with a senior unsecured term loan credit facility in an aggregate principal amount of up to $750 million (the Delayed Draw Credit Facility). On June 20, 2024, we borrowed $750 million on the credit facility in order to provide a portion of the Disposal Funding to GRAIL as part of the Spin-Off. The delayed draw term loan incurred interest at a rate of 6.7%. On September 9, 2024, we repaid the full principal outstanding on the Delayed Draw Credit Facility, including accrued interest, of $761 million and terminated the Delayed Draw Credit Agreement. We recognized a loss on debt extinguishment of $5 million in Q3 2024 related to the write-off of unamortized debt issuance costs, which was included in interest expense in the condensed consolidated statements of operations.
Revolving Credit Agreement
On January 4, 2023, we entered into a credit agreement (the Revolving Credit Agreement), which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit (the Revolving Credit Facility). Proceeds of the loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes.
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of September 29, 2024, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
Loans under the Revolving Credit Facility will have a variable interest rate based on either the term secured overnight financing rate (SOFR) or the alternate base rate, plus an applicable rate that varies with our debt rating and, in the case of loans bearing interest based on term SOFR, a credit spread adjustment equal to 0.10% per annum. The Revolving Credit Agreement includes an option for us to elect to increase commitments under the credit facility or enter into one or more tranches of term loans in the aggregate principal amount of up to $250 million, subject to consent of the lenders providing the additional commitments or loans and certain other conditions.
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

6. STOCKHOLDERS' EQUITY
As of September 29, 2024, approximately 5.4 million shares remained available for future grants under the Amended and Restated 2015 Stock and Incentive Compensation Plan (the 2015 Plan). In connection with the GRAIL Spin-Off, all unvested RSU and PSU were equitably adjusted pursuant to the plan to preserve their intrinsic value and the number of shares reserved for issuance under the 2015 Plan was increased by 160,000 shares.

Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)(1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 31, 2023	2,198	—	$236.32	$—
Awarded	2,753	647	$133.60	$159.36
Unvested adjustment for GRAIL Spin-Off	107	12	$—	$—
Vested	(83)	—	$258.43	$—
Cancelled	(352)	(39)	$201.11	$167.68
Outstanding at September 29, 2024	4,623	620	$172.30	$159.72
_____________
(1)We issue PSU for which the number of shares issuable is based on our performance relative to specified earnings per share targets (EPS PSU) and PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies (rTSR PSU). In Q1 2024, we began to issue PSU for which the number of shares issuable is based on our performance relative to specified operating margin targets (OM PSU). For EPS and OM PSU, the number of units reflect the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Options(1)	Weighted-Average Exercise Price
Outstanding at December 31, 2023	35	$330.25	16	$87.74
Cancelled	(35)	$330.25	(16)	$87.74
Outstanding at September 29, 2024	—	$—	—	$—
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
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at December 31, 2023	$292
Granted	67
Vested and paid in cash	(54)
Cancelled	(13)
Change in fair value	(9)
Derecognition for GRAIL Spin-Off(1)	(283)
Outstanding at September 29, 2024	$—
_____________
(1)The estimated liability immediately prior to the Spin-Off, recorded in accrued liabilities, was $53 million, which was disposed of as part of GRAIL’s net assets. See note 2. GRAIL Spin-Off for additional details.
We recognized share-based compensation expense on these cash-based equity incentive awards of $52 million in YTD 2024, prior to the Spin-Off, and $26 million and $72 million in Q3 2023 and YTD 2023, respectively.

In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. Prior to the GRAIL Spin-Off, it was not probable that the performance conditions associated with the award would be achieved and, therefore, no share-based compensation expense was recognized in the condensed consolidated statements of operations. In connection with the Spin-Off, this award was assumed by GRAIL. For a period of 2.5 years following the Spin-Off, we are obligated to indemnify GRAIL for cash payments that become earned and payable related to this award. The indemnification is accounted for in accordance with ASC 460. As of September 29, 2024, we recognized a non-contingent liability of $1 million for this indemnification, with a corresponding charge to additional paid-in capital.
Employee Stock Purchase Plan (ESPP)
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2024, approximately 0.5 million shares were issued under the plan. As of September 29, 2024, there were approximately 12.4 million shares available for issuance under the ESPP, which reflects an upward adjustment of approximately 0.5 million shares pursuant to the terms of the plan to account for the GRAIL Spin-Off.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2024 were as follows:

Risk-free interest rate	4.35% - 5.54%
Expected volatility	41% - 49%
Expected term	0.5 - 1.1 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$37.24
Share Repurchases
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to $1.4 billion of our outstanding common stock remained available as of September 29, 2024.
Share repurchase activity during Q3 2024 was as follows:

In millions, except shares in thousands
Number of shares repurchased	770
Total cost of shares repurchased(1)	$99
_____________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for Q3 2024.
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our condensed consolidated statements of operations was as follows:

In millions	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Cost of product revenue	$7	$7	$19	$22
Cost of service and other revenue	1	2	5	5
Research and development	33	36	115	117
Selling, general and administrative	43	41	152	142
Share-based compensation expense, before taxes	84	86	291	286
Related income tax benefits	(18)	(19)	(66)	(65)
Share-based compensation expense, net of taxes	$66	$67	$225	$221
As of September 29, 2024, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $655 million was expected to be recognized over a weighted-average period of approximately 2.5 years.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	September 29, 2024	December 31, 2023
Trade accounts receivable, gross	$710	$741
Allowance for credit losses	(11)	(7)
Total accounts receivable, net	$699	$734
Inventory

In millions	September 29, 2024	December 31, 2023
Raw materials	$238	$276
Work in process	419	402
Finished goods	37	30
Inventory, gross	694	708
Inventory reserve	(120)	(121)
Total inventory, net	$574	$587
Accrued Liabilities

In millions	September 29, 2024	December 31, 2023
Legal contingencies(1)	$1	$484
Contract liabilities, current portion	235	252
Accrued compensation expenses	237	223
Accrued taxes payable	127	79
Operating lease liabilities, current portion	73	86
Liability-classified equity incentive awards	—	55
Other, including warranties(2)	111	146
Total accrued liabilities	$784	$1,325
_____________
(1)See note 8. Legal Proceedings for additional details.
(2)See table below for changes in the reserve for product warranties.

Changes in the reserve for product warranties were as follows:

In millions	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Balance at beginning of period	$17	$20	$21	$18
Additions charged to cost of product revenue	8	10	30	30
Repairs and replacements	(9)	(11)	(35)	(29)
Balance at end of period	$16	$19	$16	$19
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
A summary of the pre-tax restructuring charges are as follows:

In millions	Q3 2024	Q3 2023	YTD 2024	YTD 2023	Cumulative charges recorded since inception
Employee separation costs	$6	$7	$13	$33	$61
Asset impairment charges(1)	—	49	32	56	132
Other costs	—	2	1	2	5
Total restructuring charges(2)	$6	$58	$46	$91	$198
_____________
(1)For YTD 2024, charges primarily relate to impairment of right-of-use assets and leasehold improvements for our Foster City campus.
For YTD 2023, charges primarily relate to impairment of right-of-use assets and leasehold improvements for our i3 campus.
(2)For Q3 2024, $5 million was recorded in SG&A expense and $1 million in R&D expense.
For YTD 2024, $43 million was recorded in SG&A expense, $2 million in R&D expense, and remainder in cost of revenue.
For Q3 2023, $55 million was recorded in SG&A expense, $2 million in R&D expense, and remainder in cost of revenue.
For YTD 2023, $74 million was recorded in SG&A expense, $13 million in R&D expense, and remainder in cost of revenue.
We recorded right-of-use asset impairments of $18 million in Q1 2024 related to our campus in Foster City, California and another property in San Diego, California. The impairments, which were recognized in selling, general and administrative expense, were determined by comparing the fair values of the impacted right-of-use assets to the carrying values of the assets as of the impairment measurement date. The fair values of the right-of-use assets were estimated using the discounted future cash flows method, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as discount rates. The estimates and assumptions used in our assessments represent Level 3 measurements because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We also recorded $14 million of leasehold improvement impairments in Q1 2024, related to our Foster City campus, recognized in selling, general and administrative expense. We continue to evaluate our options with respect to the rest of our campus in Foster City, California and the other property in San Diego, California. As of September 29, 2024, we had remaining assets, consisting primarily of right-of-use assets and leasehold improvements, related to our Foster City campus and the other property in San Diego, California of approximately $136 million.

A summary of the restructuring liability is as follows:

In millions	Employee Separation Costs(1)	Other Costs	Total
Amount recorded in accrued liabilities as of December 31, 2023	$17	$1	$18
Additional expense recorded	13	1	14
Cash payments	(22)	(2)	(24)
Adjustments to accrual	(2)	—	(2)
Amount recorded in accrued liabilities as of September 29, 2024	$6	$—	$6
_____________
(1)It is expected that substantially all of the employee separation related charges will be paid by the end of Q4 2024.
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
Goodwill
Changes to goodwill during YTD 2024 were as follows:

In millions
Balance as of December 31, 2023(1)	$2,545
Acquisition	34
Impairment	(1,466)
Balance as of September 29, 2024	$1,113
_____________
(1)The balance as of December 31, 2023 includes accumulated impairment of $4,626 million related to our GRAIL reporting unit.

Intangible Assets
The following is a summary of our identifiable intangible assets:

	September 29, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Intangible Assets, Net
Developed technologies	$465	$(296)	$169	$2,807	$(585)	$—	$2,222
Licensed technologies	227	(107)	120	274	(133)	—	141
Trade name	2	(2)	—	43	(14)	—	29
Customer relationships	16	(14)	2	14	(13)	—	1
License agreements	19	(13)	6	14	(13)	—	1
Database	12	(4)	8	12	(3)	—	9
Total finite-lived intangible assets, net	741	(436)	305	3,164	(761)	—	2,403
In-process research and development (IPR&D)	—	—	—	705	—	(115)	590
Total intangible assets, net	$741	$(436)	$305	$3,869	$(761)	$(115)	$2,993
The significant decrease in developed technologies, trade name, and IPR&D reflect the GRAIL intangible assets disposed of in connection with the Spin-Off. See note 2. GRAIL Spin-Off for more information. Additionally, in Q1 2024, we placed into service (reflected in developed technologies) the IPR&D asset we acquired in Q2 2021.

As a result of the Fluent BioSciences acquisition in Q3 2024, we recorded a developed technology intangible of $42 million, with a useful life of 7 years, and a customer relationship intangible of $2 million, with a useful life of 11 years. We are still finalizing the allocation of the purchase price as it relates to the completion of certain tax returns. We expect to finalize the valuation as soon as practicable, but no later than one year after the acquisition.
Amortization expense for Q3 2024 and YTD 2024 was $17 million and $113 million, respectively, and $49 million and $148 million in Q3 2023 and YTD 2023, respectively. The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2024 (remainder of year)	$17
2025	68
2026	56
2027	54
2028	52
Thereafter	58
Total	$305
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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of September 29, 2024, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of September 29, 2024 and December 31, 2023, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $497 million and $926 million, respectively. In September 2024, as a result of the European Commission withdrawing its previously imposed fine, the related forward contracts we previously entered into for a total notional amount of €432 million were terminated.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive loss and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other income (expense), net. As of September 29, 2024, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of September 29, 2024 and December 31, 2023, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $671 million and $628 million, respectively. We reclassified $3 million and $10 million to revenue in Q3 2024 and YTD 2024, respectively, and $5 million and $9 million to revenue in Q3 2023 and YTD 2023, respectively. As of September 29, 2024, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $2 million and $10 million, respectively. As of December 31, 2023, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $5 million and $9 million, respectively.

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
Acquisition of GRAIL
As of September 6, 2024, all previously disclosed regulatory proceedings in the United States and European Union related to our acquisition of GRAIL have been resolved (as further described below).
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
On December 17, 2023, we announced that we would divest GRAIL. On April 12, 2024, the European Commission issued a decision approving our divestment plan, which was submitted to the EC pursuant to its October 12, 2023 decision requiring Illumina to unwind its acquisition of GRAIL. On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a separate, independent publicly traded company through the distribution of approximately 85.5% of the outstanding GRAIL common stock to Illumina stockholders on a pro rata basis.
On September 3, 2024, the EU Court of Justice ruled in our favor, confirming that the European Commission had unlawfully asserted jurisdiction over our acquisition of GRAIL, and hence annulling the EU General Court’s judgment and the European Commission’s decisions accepting the referral of the GRAIL acquisition for EU merger review (the EU Court of Justice Judgment). The EU Court of Justice Judgment concludes these proceedings and is not subject to further appeals. In view of this judgment, on September 6, 2024, the European Commission issued a decision (the Withdrawal Decision) withdrawing all of its prior decisions, including (1) its July 22, 2021 decision opening an investigation of Illumina’s proposed acquisition of GRAIL, (2) its September 6, 2022 decision prohibiting Illumina’s acquisition of GRAIL, (3) its October 29, 2021 and October 28, 2022 decisions concerning interim measures, (4) its October 12, 2023 decision requiring Illumina to unwind its acquisition of GRAIL, and (5) its July 12, 2023 decision fining Illumina €432 million and GRAIL for closing the acquisition before approval by the European Commission. The Withdrawal Decision resolves all ongoing regulatory proceedings in the European Union.
As a result of the European Commission withdrawing its previously imposed fine, we recognized a net gain of $481 million in Q3 2024. We recognized a gain of $489 million in operating expense, resulting from reversal of the accrued fine and related accrued interest, offset by a loss of $8 million, recognized in other income (expense), net, for the reversal of associated foreign currency fluctuations. The fine accrued interest at a rate of 5.5% per annum while it was outstanding. The guarantees we provided in October 2023 to satisfy the obligation in lieu of cash payment while we appealed the European Commission’s jurisdictional and fine decisions are no longer outstanding.

On August 15, 2024, the U.S. Federal Trade Commission dismissed the previously disclosed administrative complaint in light of the completion of the Spin-Off.
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
On November 1, 2023, the defendants filed a motion to dismiss the complaint, which has not yet been briefed. On the same day, Illumina-joined by the director defendants-moved to strike portions of the complaint that contain improperly included confidential and privileged information. On January 16, 2024, the Court granted the motion to strike. On December 5, 2023, the plaintiffs moved to expedite the proceedings with respect to their direct claims. The director defendants opposed that motion and Illumina joined their opposition. On January 19, 2024, the Court denied plaintiffs’ motion to expedite. On January 23, 2024, the plaintiffs filed a motion for reargument of the Court’s January 16 opinion, which the Court denied on February 19, 2024. On February 29, 2024, the plaintiffs filed an application to the trial court to certify the orders granting the motion to strike and denying the motion for reargument for interlocutory appeal. The Court refused the application on March 20, 2024. On March 14, 2024, the plaintiffs filed an application for interlocutory appeal with the Supreme Court of Delaware, which the Court denied on April 11, 2024.
On February 26, 2024, a stockholder derivative complaint captioned City of Omaha Police and Firefighters Retirement System v. deSouza, et al., purportedly brought on behalf of Illumina, was filed in the Delaware Court of Chancery against certain current and former directors. On April 16, 2024, a stockholder derivative complaint captioned City of Roseville General Employees Retirement System, et al. v. deSouza, et al., purportedly brought on behalf of Illumina, was filed in the Delaware Court of Chancery against certain current and former directors and officers. On August 16, 2024, a stockholder derivative complaint captioned Thomas P. DiNapoli v. John Thompson et al., purportedly brought on behalf of Illumina, was filed in the Delaware Court of Chancery against certain current and former directors. We are named as a nominal defendant in the complaints. The lawsuits allege the named directors and officers breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition. The stockholders previously made requests to inspect certain books and records under Delaware law, and they purport to base their complaint in part on documents obtained from Illumina in response to those requests. Before the filing of the complaint, the purported stockholders did not make a demand that our Board of Directors pursue the claim asserted therein. The complaints seek damages, costs and expenses, including attorney fees and other equitable relief. Since the lawsuits are brought in part on behalf of Illumina as a nominal defendant, the alleged damages were allegedly suffered by us.
On March 26, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by City of Omaha Police and Firefighters Retirement System. The motion has not yet been briefed. On May 16, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by City of Roseville General Employees Retirement System, et al. The motion has not yet been briefed. On September 16, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by Thomas DiNapoli. The motion has not yet been briefed.

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
Elaine Wang, et al. v. deSouza, et al. and Michael Warner, et al. v. deSouza, et al. were voluntarily dismissed on April 29, 2024, and May 1, 2024, respectively. On May 1, 2024, Michael Warner sent a litigation demand to our Board of Directors requesting that a civil action for monetary damages be brought by the Board of Directors on behalf of Illumina against officers and directors involved with the GRAIL acquisition. On July 30, 2024, the Board unanimously determined that it was in the best interest of the Company and its shareholders to defer a final decision on the demand given, among other things, the pending stockholder lawsuits described herein and the similarity of issues raised in the demand and those lawsuits. Our Board will monitor the stockholder lawsuits and revisit the demand as warranted as the lawsuits progress. On June 3, 2024, Elaine Wang made requests to inspect certain books and records under Delaware law and the Company sent a production of documents in response to that demand.
On August 21, 2024, an additional stockholder, Jane Davidson, sent a litigation demand to our Board of Directors requesting that a civil action for breaches of fiduciary duty, indemnification, contribution and other appropriate claims be brought by the Board of Directors on behalf of Illumina against officers and directors involved with the GRAIL acquisition. On October 29, 2024, the Board unanimously determined that it was in the best interest of the Company and its shareholders to defer a final decision on the demand given, among other things, the pending stockholder lawsuits described herein and the similarity of issues raised in the demand and those lawsuits. Our Board will monitor the stockholder lawsuits and revisit the demand as warranted as the lawsuits progress.
Securities Class Actions
Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the Actions). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (Lead Plaintiff Motions). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs (the Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The complaint alleges that Illumina and GRAIL and certain of their current and former directors and officers violated

Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina’s acquisition of GRAIL. On September 13, 2024, the Lead Plaintiffs filed a second amended consolidated complaint. Illumina’s response is due November 12, 2024.
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of Grail. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. On August 12, 2024, the Plaintiffs filed their consolidated complaint. On September 6, 2024, Illumina and the other named defendants filed a motion to stay the litigation. On October 4, 2024, the plaintiffs opposed the motion to stay. A hearing on the motion to stay is scheduled for December 6, 2024.
In light of the fact that the lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigation.
DOJ Civil Investigative Demand
On January 18, 2024, we received a civil investigative demand (CID) from the U.S. Department of Justice, requiring production of certain documents and information in the course of a False Claims Act investigation to determine whether there is or has been a violation of 31 U.S.C. § 3729. The False Claims Act investigation concerns allegations that the Company caused the submission of false claims to Medicare and other federal government programs because it misrepresented its compliance with cybersecurity requirements to the Food and Drug Administration and other federal agencies that purchase its devices. The Company is cooperating with the government.
Books and Records Action
On February 14, 2024, a stockholder filed a complaint in the Delaware Court of Chancery captioned Pavers and Road Builders Benefit Funds v. Illumina, Inc. seeking to inspect certain books and records related to the GRAIL transaction, including certain materials and minutes from meetings of our Board of Directors, which have been withheld because the Company contends they are non-responsive to the request or subject to the attorney-client privilege. Illumina previously provided documents to the stockholder in response to a demand made by letter under Delaware law, but the stockholder seeks additional and unredacted materials through this action. On March 11, 2024, Illumina filed an answer to the complaint, denying that the stockholder was entitled to inspection. We deny that the stockholder is entitled to review the documents and intend to vigorously defend the litigation. The trial took place on June 7, 2024. On July 16, 2024, the Court issued a decision requiring the Company to produce certain additional documents to plaintiff. On July 26, 2024, the stockholder filed a motion seeking in camera review of certain documents that the Company maintains are not subject to the Court’s July 16, 2024 order to produce documents. The Court granted the motion on August 19, 2024, and the Company filed the documents for in camera review on August 29, 2024. On October 7, 2024, the Court ruled that the Company need not produce the documents subject to the motion for in camera review because they are privileged under the attorney opinion work product doctrine.

9. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income (loss) before income taxes and taxable income.

Our effective tax rates for Q3 2024 and YTD 2024 were 2.1% and (3.2)%, respectively, compared to 3.6% and (3.8)% in Q3 2023 and YTD 2023, respectively. The variance from the U.S. federal statutory tax rate of 21% for Q3 2024 was primarily because of the $25 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, respectively, and the $10 million income tax expense impact of capitalizing research and development expenses for tax purposes. The variance from the U.S. federal statutory tax rate of 21% for YTD 2024 was primarily because of the $308 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, $141 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, and the $53 million income tax expense impact of capitalizing research and development expenses for tax purposes. The income tax rate in Q3 2024 and YTD 2024 was favorably impacted by the reversal of the European Commission fine related to the GRAIL acquisition, which is excluded from taxable income, and by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
As of September 29, 2024 and December 31, 2023, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $16 million and $75 million, respectively.

10. SEGMENT INFORMATION
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

In millions	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Revenue:
Core Illumina	$1,080	$1,106	$3,228	$3,341
GRAIL	—	21	55	62
Eliminations	—	(8)	(15)	(21)
Consolidated revenue	$1,080	$1,119	$3,268	$3,382

Income (loss) from operations:
Core Illumina	$741	$262	$1,298	$519
GRAIL	—	(1,015)	(2,305)	(1,424)
Eliminations	—	(1)	(1)	—
Consolidated income (loss) from operations	$741	$(754)	$(1,008)	$(905)
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
Our discussion of our results of operations, financial condition, and cash flow for Q3 2023 and YTD 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended October 1, 2023.
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
See note 10. Segment Information for details regarding our reportable segments.
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
Financial Overview
Since 2023, macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, and the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine have impacted both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. We expect these factors to continue to have an impact on our sales and results of operations for the remainder of 2024, the size and duration of which is significantly uncertain.
Financial highlights for YTD 2024 included the following:
~~•~~Revenue decreased 3% in YTD 2024 to $3,268 million compared to $3,382 million in YTD 2023 primarily due to a decrease in sequencing instruments revenue, driven by fewer shipments of our high-throughput and mid-throughout instruments, offset by increases in sequencing consumables revenue and service and other revenue, primarily driven by our strategic partnerships and service contracts.
~~•~~Gross profit as a percentage of revenue (gross margin) was 65.3% in YTD 2024 compared to 61.2% in YTD 2023. The increase in gross margin was driven primarily by execution of our operational excellence priorities that delivered cost savings, including freight, and improved productivity, a more favorable mix of sequencing consumables, and a decrease in warranty and field service costs. This was offset by certain strategic partnership revenue that is lower margin. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; and product support obligations.
•Loss from operations was $1,008 million in YTD 2024 compared to $905 million in YTD 2023. The increase in loss from operations was due to an increase in operating expense of $166 million, which included an increase in goodwill and intangible impairment of $1,068 million, offset by a $488 million favorable impact in legal contingency and settlement, as a result of the European Commission withdrawing its previously imposed fine in September 2024, and an increase in the gains recognized on our GRAIL contingent consideration liability of $222 million, offset by a $63 million increase in gross profit. We continue to focus on our cost reduction initiatives to accelerate progress toward higher margins and create flexibility for further investment in high-growth areas.

•Our effective tax rate was (3.2)% in YTD 2024 compared to (3.8)% in YTD 2023. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impact of the impairment of goodwill, which is nondeductible for tax purposes, the income tax expense impact of the reversal of the European Commission fine related to the GRAIL acquisition, which is excluded from taxable income, the income tax expense impact of research and development expense capitalization for tax purposes, and the income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q3 2024 with cash, cash equivalents, and short-term investments totaling $939 million, of which approximately $464 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Revenue:
Product revenue	84.6%	84.1%	83.2%	84.7%
Service and other revenue	15.4	15.9	16.8	15.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	21.8	26.2	22.5	26.1
Cost of service and other revenue	7.8	8.5	8.8	8.4
Amortization of acquired intangible assets	1.5	4.2	3.4	4.3
Total cost of revenue	31.1	38.9	34.7	38.8
Gross profit	68.9	61.1	65.3	61.2
Operating expense:
Research and development	23.4	28.1	27.9	30.0
Selling, general and administrative	22.2	27.0	24.8	33.3
Goodwill and intangible impairment	—	73.4	57.8	24.3
Legal contingency and settlement	(45.3)	(0.1)	(14.4)	0.4
Total operating expense	0.3	128.4	96.1	88.0
Income (loss) from operations	68.6	(67.3)	(30.8)	(26.8)
Other income (expense):
Interest income	1.0	1.2	1.1	1.4
Interest expense	(3.4)	(1.7)	(2.3)	(1.7)
Other income (expense), net	0.4	(2.1)	(9.8)	(1.0)
Total other expense, net	(2.0)	(2.6)	(11.0)	(1.3)
Income (loss) before income taxes	66.6	(69.9)	(41.8)	(28.1)
Provision (benefit) for income taxes	1.4	(2.5)	1.3	1.1
Net income (loss)	65.2%	(67.4)%	(43.1)%	(29.2)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q3 2024	Q3 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Core Illumina:
Consumables	$807	$766	$41	5%	$2,390	$2,344	$46	2%
Instruments	107	182	(75)	(41)	342	539	(197)	(37)
Total product revenue	914	948	(34)	(4)	2,732	2,883	(151)	(5)
Service and other revenue	166	158	8	5	496	458	38	8
Total Core Illumina revenue	1,080	1,106	(26)	(2)	3,228	3,341	(113)	(3)
GRAIL:
Service and other revenue	—	21	(21)	(100)	55	62	(7)	(11)
Eliminations	—	(8)	8	100	(15)	(21)	6	(29)
Total consolidated revenue	$1,080	$1,119	$(39)	(3)%	$3,268	$3,382	$(114)	(3)%
Core Illumina consumables revenue increased in Q3 2024 and YTD 2024 primarily due to an increase in sequencing consumables revenue of $46 million and $48 million, respectively, driven primarily by an increase in NovaSeq X consumables. Core Illumina instruments revenue decreased in Q3 2024 and YTD 2024 primarily due to a decrease in sequencing instruments revenue of $75 million and $196 million, respectively, driven by fewer shipments of our high-throughput instruments, given we entered 2024 with a lower backlog of NovaSeq X instruments, as compared to 2023, given significant pre-orders following the launch, and fewer shipments of our mid-throughput instruments, primarily as capital and cash flow constraints continue to impact our customer’s purchasing behavior. Core Illumina service and other revenue increased in Q3 2024 and YTD 2024 primarily due to increased revenue from our strategic partnerships and extended maintenance service contracts, partially offset by decreased revenue from development and licensing agreements. The increase in YTD 2024 Core Illumina service and other revenue was also partially offset by decreased revenue from genotyping services.
The decrease in GRAIL revenue in Q3 2024 and YTD 2024 was due to the Spin-Off in Q2 2024.
Gross Margin

Dollars in millions	Q3 2024	Q3 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Gross profit (loss):
Core Illumina	$745	$715	$30	4%	$2,181	$2,161	$20	1%
GRAIL	—	(27)	27	(100)	(38)	(77)	39	(51)
Eliminations	—	(4)	4	(100)	(10)	(14)	4	(29)
Consolidated gross profit	$745	$684	$61	9%	$2,133	$2,070	$63	3%

Gross margin:
Core Illumina	68.9%	64.7%			67.6%	64.7%
GRAIL	*	*			*	*
Consolidated gross margin	68.9%	61.1%			65.3%	61.2%
________________
*Not meaningful.

The increase in Core Illumina gross margin in Q3 2024 and YTD 2024 was driven primarily by a favorable impact from the execution of our operational excellence priorities that delivered cost savings, including freight, and improved productivity, a more favorable mix of sequencing consumables, and a decrease in warranty and field service costs. The increase in YTD 2024 was offset by higher strategic partnership revenue that is lower margin.
The decrease in GRAIL gross loss in Q3 2024 and YTD 2024 was due to the Spin-Off in Q2 2024.
Operating Expense

Dollars in millions	Q3 2024	Q3 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Research and development:
Core Illumina	$253	$238	$15	6%	$732	$771	$(39)	(5)%
GRAIL	—	79	(79)	(100)	189	254	(65)	(26)
Eliminations	—	(2)	2	(100)	(8)	(12)	4	(33)
Consolidated research and development	253	315	(62)	(20)	913	1,013	(100)	(10)

Selling, general and administrative:
Core Illumina	239	216	23	11	621	857	(236)	(28)
GRAIL	—	87	(87)	(100)	192	271	(79)	(29)
Eliminations	—	—	—	—	—	(1)	1	(100)
Consolidated selling, general and administrative	239	303	(64)	(21)	813	1,127	(314)	(28)

Goodwill and intangible impairment:
Core Illumina	—	—	—	—	3	—	3	100
GRAIL	—	821	(821)	(100)	1,886	821	1,065	130
Consolidated goodwill and intangible impairment	—	821	(821)	(100)	1,889	821	1,068	130

Legal contingency and settlement:
Core Illumina	(488)	(1)	(487)	48,700	(474)	14	(488)	(3,486)

Total consolidated operating expense	$4	$1,438	$(1,434)	(100)%	$3,141	$2,975	$166	6%
Core Illumina R&D expense increased by $15 million, or 6%, in Q3 2024 primarily due to an increase in share-based compensation expense related to PSU awards. Core Illumina R&D expense decreased by $39 million, or 5%, in YTD 2024 primarily due to decreases in headcount and employee related compensation costs, restructuring charges of $14 million, and lab supply costs, as we continue to focus on our cost reduction initiatives.
Core Illumina SG&A expense increased by $23 million, or 11%, in Q3 2024 primarily due to a decrease in the gains recognized on our GRAIL contingent consideration liability of $61 million and an increase in share-based compensation expense related to PSU awards. The increase was offset by decreases in restructuring charges of $49 million and GRAIL-related transaction expenses, given the Spin-Off of GRAIL in Q2 2024. Core Illumina SG&A expense decreased by $236 million, or 28%, in YTD 2024 primarily due to an increase in the gains recognized on our GRAIL contingent consideration liability of $222 million and decreases in restructuring charges of $29 million, proxy contest charges of $28 million, and facility related costs, as we continue to exit certain of our facilities. The decrease was offset by increases in share-based compensation expense related to PSU awards and GRAIL-related transaction expenses, which included $53 million of expenses incurred in YTD 2024 directly related to the Spin-Off.

The decrease in GRAIL R&D and SG&A expense in Q3 2024 and YTD 2024 was due to the Spin-Off in Q2 2024.
GRAIL goodwill and intangible impairment for YTD 2024 consisted of goodwill impairment of $1,466 million and IPR&D intangible asset impairment of $420 million as a result of performing impairment tests in Q2 2024. See note 7. Supplemental Balance Sheet Details for additional information. GRAIL goodwill and intangible impairment for Q3 2023 and YTD 2023 consisted of goodwill impairment of $712 million and IPR&D intangible asset impairment of $109 million as a result of performing an interim impairment test in Q3 2023. Core Illumina goodwill and intangible impairment for YTD 2024 consisted of an IPR&D intangible asset impairment recorded in Q1 2024.
Core Illumina legal contingency and settlement in Q3 2024 and YTD 2024 primarily consisted of a gain of $489 million resulting from the reversal of the EC fine accrual, and related accrued interest, following the European Commission’s decision to withdraw its previously imposed fine. See note 8. Legal Proceedings for additional details. Core Illumina legal contingency and settlement in YTD 2023 primarily consisted of an adjustment to our accrual for the fine previously imposed by the European Commission and other patent litigation settlement activity.
Other Income (Expense)

Dollars in millions	Q3 2024	Q3 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Interest income	$11	$13	$(2)	(15)%	$36	$47	$(11)	(23)%
Interest expense	(36)	(19)	(17)	89	(75)	(59)	(16)	27
Other income (expense), net	4	(22)	26	(118)	(319)	(33)	(286)	867
Total other expense, net	$(21)	$(28)	$7	(25)%	$(358)	$(45)	$(313)	696%
Total other expense, net primarily relates to the Core Illumina segment.
Interest income in Q3 2024 and YTD 2024 consisted primarily of interest on our money market funds, which decreased primarily due to a lower cash balance in Q3 2024 as compared to the prior year. Interest expense consisted primarily of interest on our outstanding term debt and a loss on debt extinguishment of $5 million related to the repayment of our delayed draw term loan in Q3 2024. The fluctuation in other income (expense), net in Q3 2024 was primarily driven by a favorable net impact related to foreign currency activity as compared to the prior period and a decrease in net losses recognized on our strategic investments of $7 million. The fluctuation in other income (expense), net in YTD 2024 was primarily driven by an increase in net losses recognized on our strategic investments of $303 million, which included an unrealized loss of $332 million on our retained investment in GRAIL subsequent to the Spin-Off. This was offset by a favorable net impact related to foreign currency activity as compared to the prior year and an increase in the gains recognized on our Helix contingent value right of $7 million.
Provision (Benefit) for Income Taxes

Dollars in millions	Q3 2024	Q3 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Income (loss) before income taxes	$720	$(782)	$1,502	(192)%	$(1,366)	$(950)	$(416)	44%
Provision (benefit) for income taxes	15	(28)	43	(154)	44	36	8	22
Net income (loss)	$705	$(754)	$1,459	(194)%	$(1,410)	$(986)	$(424)	43%
Effective tax rate	2.1%	3.6%			(3.2)%	(3.8)%

Our effective tax rate was 2.1% and (3.2)% in Q3 2024 and YTD 2024, respectively, compared to 3.6% and (3.8)% in Q3 2023 and YTD 2023, respectively. The variance from the U.S. federal statutory tax rate of 21% for Q3 2024 was primarily because of the $25 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, respectively, and the $10 million income tax expense impact of capitalizing research and development expenses for tax purposes. The variance from the U.S. federal statutory tax rate of 21% for YTD 2024 was primarily because of the $308 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, $141 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, and the $53 million income tax expense impact of capitalizing research and development expenses for tax purposes. The income tax rate in Q3 2024 and YTD 2024 was favorably impacted by the reversal of the European Commission fine related to the GRAIL acquisition, which is excluded from taxable income, and by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
In Q3 2023 and YTD 2023, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the $149 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $20 million and $84 million income tax expense impact of capitalizing research and development expenses for tax purposes, respectively, and the $38 million and $63 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI and the utilization of U.S. foreign tax credits, respectively. The income tax expense in Q3 2023 and YTD 2023 were also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 29, 2024, we had $869 million in cash and cash equivalents, of which $464 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $179 million from December 31, 2023 due to factors described in the “Cash Flow Summary” below. In connection with the Spin-Off, we derecognized GRAIL’s cash and cash equivalents of $968 million, which included the required Disposal Funding (see note 2. GRAIL Spin-Off). Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. During YTD 2024, we received net proceeds from the issuance of our 2026 Term Notes of $497 million and repaid our delayed draw term loan of $750 million. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. As of September 29, 2024, we had $70 million in short-term investments, comprised of marketable equity securities.
In September 2024, the European Commission withdrew its previously imposed fine of €432 million. Accordingly, we reversed the related accrual and recognized a net gain of $481 million in Q3 2024. The guarantees we provided in October 2023 to satisfy the obligation in lieu of cash payment while we appealed the European Commission’s jurisdictional and fine decisions are no longer outstanding. Refer to note 8. Legal Proceedings for additional details.
In June 2024, we entered into a 364-day Delayed Draw Credit Facility, which provided us with a senior unsecured term loan credit facility in an aggregate principal amount of up to $750 million. On June 20, 2024, we borrowed $750 million on the Delayed Draw Credit Facility. The delayed draw term loan incurred interest at a rate of 6.7%. On September 9, 2024, we repaid the full principal amount outstanding under the Delayed Draw Credit Facility, including accrued interest, of $761 million and terminated the Delayed Draw Credit Agreement.
On September 9, 2024, we issued $500 million aggregate principal amount of 2026 Term Notes. We received net proceeds of $497 million, which were used to repay a portion of the outstanding debt under the Delayed Draw Credit Agreement. The 2026 Term Notes, which mature on September 9, 2026, accrue interest at a rate of 4.650% per annum, payable semi-annually on March 9 and September 9 of each year, beginning on March 9, 2025. We may redeem for cash all or any portion of the 2026 Term Notes, at our option, at any time prior to maturity.

In December 2022, we issued $500 million aggregate principal amount of 2025 Term Notes and $500 million aggregate principal amount of 2027 Term Notes. The 2025 Term Notes, which mature on December 12, 2025, and the 2027 Term Notes, which mature on December 13, 2027, accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually in June and December of each year. In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes, which mature on March 23, 2031, and accrue interest at a rate of 2.550% per annum, payable semi-annually in March and September of each year. We may redeem for cash all or any portion of the 2025, 2027, or 2031 Term Notes, at our option, at any time prior to maturity.
In January 2023, we entered into the Revolving Credit Agreement, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and consent of the extending lenders and certain other conditions. As of September 29, 2024, there were no outstanding borrowings.
As of September 29, 2024, the fair value of our contingent consideration liability related to GRAIL was $82 million, of which $81 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In YTD 2024, we paid $836,000 in aggregate Covered Revenue Payments related to Covered Revenues for the period Q4 2023 through Q2 2024 of $89 million in aggregate.
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to $1.4 billion of our outstanding common stock remained available as of September 29, 2024.
We had $3 million (plus recallable distributions of approximately $10 million), $49 million, and $47 million, respectively, remaining in our capital commitments to three venture capital investment funds as of September 29, 2024 that are callable through April 2026, July 2029, and December 2034, respectively.
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

Cash Flow Summary

In millions	YTD 2024	YTD 2023
Net cash provided by operating activities	$473	$254
Net cash used in investing activities	(130)	(146)
Net cash used in financing activities	(523)	(1,183)
Effect of exchange rate changes on cash and cash equivalents	1	(9)
Net decrease in cash and cash equivalents	$(179)	$(1,084)
Operating Activities
Net cash provided by operating activities in YTD 2024 consisted of a net loss of $1,410 million, plus net adjustments of $2,368 million, less net changes in operating assets and liabilities of $485 million. The primary adjustments to net loss included goodwill and intangible impairment of $1,889 million, net loss on strategic investments of $342 million, share-based compensation expense of $291 million, depreciation and amortization expense of $283 million, and property and equipment and right-of-use asset impairment of $32 million, offset by change in fair value of contingent consideration liabilities of $304 million and deferred income taxes of $161 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by decreases in accrued liabilities and accounts payable.
Investing Activities
Net cash used in investing activities totaled $130 million in YTD 2024. We invested $99 million in capital expenditures, primarily associated with investments in facilities, paid $81 million for an acquisition, net of cash acquired, and other intangible assets, and purchased strategic investments, net of distributions, of $33 million. This was offset by the receipt of $83 million related to the settlement of our Helix contingent value right.
Financing Activities
Net cash used in financing activities totaled $523 million in YTD 2024. We deconsolidated cash and cash equivalents of $968 million, as a result of the GRAIL Spin-Off, repaid our delayed draw term loan of $750 million, and used $99 million to repurchase our common stock. This was offset by net borrowings on the Delayed Draw Credit Facility of $744 million, net proceeds received from the issuance of our 2026 Term Notes of $497 million, and proceeds received from the sale of shares under our employee stock purchase plan of $56 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss), and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Though macroeconomic factors such as inflation, exchange rate fluctuations and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2024.

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
During the third quarter of 2024, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factor could adversely affect our operating results and stock price:
On June 24, 2024, we completed the separation of GRAIL into a separate, independent publicly traded company. As of September 6, 2024, all previously disclosed regulatory proceedings in the United States and European Union related to our acquisition of GRAIL (the Acquisition) have come to an end. Litigation, regulation, and other proceedings related to or resulting from the Acquisition have resulted in operational restrictions and increased costs and could result in similar additional future consequences or further result in loss of revenues.

As previously disclosed, the Acquisition was subject to various legal challenges, including by the FTC and European Commission. As a result, we have been a party to a number of regulatory and administrative proceedings regarding the Acquisition.
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
Furthermore, we have and may continue to become subject to stockholder inspection demands under Delaware law, investigations initiated by regulators and law firms, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential reputational damage. The GRAIL acquisition and subsequent litigation resulted in (i) the announcement of an investigation by the SEC and others by law firms of possible securities law violations; (ii) stockholder inspection demands seeking to investigate possible breaches of fiduciary duties, corporate wrongdoing or a lack of independence of the members of the Board, including a complaint filed in the Delaware Court of Chancery seeking to inspect books and records captioned Pavers and Road Builders Benefit Funds v. Illumina, Inc.; (iii) the filing of four securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al., Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. and Warner v. deSouza et al.; (iv) the filing of a securities class action in the United States District Court for the District of Delaware captioned Wang v. deSouza et al.; (v) the filing of two securities class actions in the Superior Court of the State of California, County of San Mateo: Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.; (vi) the filing of a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al.; (vii) the filing of a stockholder derivative complaint captioned City of Omaha Police and Firefighters Retirement System v. deSouza, et al.; (viii) the filing of a stockholder derivative complaint captioned City of Roseville General Employees Retirement System, et al. v. deSouza, et al.; and (ix) the filing of a stockholder derivative complaint captioned Thomas P. DiNapoli v. John Thompson et al. See note 8. Legal Proceedings within the Consolidated Financial Statements for further details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Shares repurchased in open market transactions pursuant to this program during Q3 2024 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 29, 2024 - August 25, 2024	106	$129.05	106	$1,486,318
August 26, 2024 - September 29, 2024	664	$127.50	664	$1,401,684
Total	770	$127.71	770	$1,401,684
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.

Unregistered Sales of Equity Securities
None during the quarterly period ended September 29, 2024.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended September 29, 2024, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws of Illumina, Inc., effective as of August 5, 2024	10-Q	001-35406	3.1	August 7, 2024

10.1	Underwriting Agreement, dated September 4, 2024, between the Company and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein	8-K	001-35406	1.1	September 9, 2024

10.2	Officer’s Certificate, dated September 9, 2024, setting forth the terms and form of the Notes	8-K	001-35406	4.2	September 9, 2024

10.3+	Separation Agreement and General Release of All Claims by and between Joydeep Goswami and Illumina, Inc. dated as of July 2, 2024	10-Q	001-35406	10.7	August 7, 2024

31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Ankur Dhingra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Ankur Dhingra pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
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

ILLUMINA, INC. (registrant)

Date:	November 5, 2024
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer