Form 10-Q
period 2025-03-30
ILLUMINA, INC.
filed 2025-05-09
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of May 2, 2025, there were 158.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 30, 2025

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
•our estimate of the cost impact on Illumina of the tariffs announced by the U.S. Government and other countries in April 2025; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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
•uncertainty regarding the impact of our recent inclusion on the “unreliable entities list” by regulatory authorities in China and the decision by regulatory authorities in China to not permit us to export sequencing instruments into China;
•any reductions or potential reductions in funding for the National Institutes of Health (NIH), or targeted cancellations by the U.S. federal government of certain grants or contracts, could negatively impact our customers and reduce demand for our products and services;
•the impact of recently launched or pre-announced products and services on existing products and services;
•uncertainty regarding, or potential changes in, diplomatic and trade relationships, for example, as a result of the recent change in the U.S. government administration;

•risks and uncertainties regarding legal and regulatory proceedings;
•the impact of tariffs recently imposed by the U.S. government and its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers, as well as the impact of Illumina’s efforts to mitigate the effect of such tariffs;
•risks associated with contracts or other agreements containing provisions that might be implicated by the divestiture of GRAIL, Inc. (f/k/a GRAIL, LLC) (GRAIL), including our ability to fully realize the anticipated economic benefits of our commercial arrangements with GRAIL and our obligations with respect to contingent value rights (the CVRs) issued by us in connection with the GRAIL acquisition, which may adversely affect us and our business and/or the market value of the CVRs;
•the risk of additional litigation arising against us in connection with the GRAIL acquisition;
•the assumptions underlying our critical accounting policies and estimates;
•our assessments and estimates used to determine our expected effective tax rate;
•our assessments and beliefs regarding the outcome of pending legal proceedings and any liability that we may incur as a result of those proceedings, as well as the cost and potential diversion of management resources associated with these proceedings;
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, competitive landscape, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 30, 2025	December 29, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,113	$1,127
Short-term investments	124	93
Accounts receivable, net	699	735
Inventory, net	537	547
Prepaid expenses and other current assets	200	244
Total current assets	2,673	2,746
Property and equipment, net	782	815
Operating lease right-of-use assets	410	419
Goodwill	1,113	1,113
Intangible assets, net	278	295
Deferred tax assets, net	553	567
Other assets	373	348
Total assets	$6,182	$6,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207	$221
Accrued liabilities	734	827
Term debt, current portion	499	499
Total current liabilities	1,440	1,547
Operating lease liabilities	539	554
Term debt	1,491	1,490
Other long-term liabilities	344	339
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	7,608	7,525
Accumulated other comprehensive income	8	22
Accumulated deficit	(1,111)	(1,242)
Treasury stock, at cost	(4,139)	(3,934)
Total stockholders’ equity	2,368	2,373
Total liabilities and stockholders’ equity	$6,182	$6,303

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 30, 2025	March 31, 2024
Revenue:
Product revenue	$880	$876
Service and other revenue	161	200
Total revenue	1,041	1,076
Cost of revenue:
Cost of product revenue	253	255
Cost of service and other revenue	88	106
Amortization of acquired intangible assets	17	48
Total cost of revenue	358	409
Gross profit	683	667
Operating expense:
Research and development	252	339
Selling, general and administrative	267	439
Total operating expense	519	778
Income (loss) from operations	164	(111)
Other income (expense):
Interest income	11	12
Interest expense	(25)	(18)
Other income, net	32	8
Total other income, net	18	2
Income (loss) before income taxes	182	(109)
Provision for income taxes	51	17
Net income (loss)	$131	$(126)
Earnings (loss) per share:
Basic	$0.83	$(0.79)
Diluted	$0.82	$(0.79)
Shares used in computing earnings (loss) per share:
Basic	159	159
Diluted	159	159

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net income (loss)	$131	$(126)
Unrealized (loss) gain on cash flow hedges, net of deferred tax	(14)	13
Total comprehensive income (loss)	$117	$(113)

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance as of December 31, 2023	199	$2	$9,555	$(1)	$(19)	(40)	$(3,792)	$5,745
Net loss	—	—	—	—	(126)	—	—	(126)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	13	—	—	—	13
Issuance of common stock, net of repurchases	—	—	36	—	—	—	(1)	35
Share-based compensation	—	—	67	—	—	—	—	67
Balance as of March 31, 2024	199	2	9,658	12	(145)	(40)	(3,793)	5,734
Net loss	—	—	—	—	(1,988)	—	—	(1,988)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	2	—	—	—	2
Issuance of common stock, net of repurchases	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	88	—	—	—	—	88
Spin-Off of GRAIL	—	—	(2,399)	—	—	—	—	(2,399)
Balance as of June 30, 2024	199	2	7,347	14	(2,133)	(40)	(3,794)	1,436
Net income	—	—	—	—	705	—	—	705
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(19)	—	—	—	(19)
Issuance of common stock, net of repurchases	—	—	19	—	—	(1)	(99)	(80)
Share-based compensation	—	—	83	—	—	—	—	83
Balance as of September 29, 2024	199	2	7,449	(5)	(1,428)	(41)	(3,893)	2,125
Net income	—	—	—	—	186	—	—	186
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	27	—	—	—	27
Issuance of common stock, net of repurchases	1	—	(4)	—	—	—	(41)	(45)
Share-based compensation	—	—	80	—	—	—	—	80
Balance as of December 29, 2024	200	$2	$7,525	$22	$(1,242)	(41)	$(3,934)	$2,373

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance as of December 29, 2024	200	$2	$7,525	$22	$(1,242)	(41)	$(3,934)	$2,373
Net income	—	—	—	—	131	—	—	131
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(14)	—	—	—	(14)
Issuance of common stock, net of repurchases	1	—	10	—	—	(1)	(205)	(195)
Share-based compensation	—	—	73	—	—	—	—	73
Balance as of March 30, 2025	201	$2	$7,608	$8	$(1,111)	(42)	$(4,139)	$2,368

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$131	$(126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	52	59
Amortization of intangible assets	17	49
Share-based compensation expense	73	96
Deferred income taxes	16	(24)
Net gains on strategic investments	(32)	(5)
Change in fair value of contingent consideration liabilities	(11)	16
Gain on Helix contingent value right	—	(3)
Property and equipment and right-of-use asset impairment	—	32
Other	(2)	9
Changes in operating assets and liabilities:
Accounts receivable	46	90
Inventory	10	4
Prepaid expenses and other current assets	6	(23)
Operating lease right-of-use assets and liabilities, net	(8)	(7)
Other assets	(1)	(6)
Accounts payable	(15)	(37)
Accrued liabilities	(56)	(53)
Other long-term liabilities	14	6
Net cash provided by operating activities	240	77
Cash flows from investing activities:
Purchases of property and equipment	(32)	(36)
Purchases of strategic investments	(24)	(12)
Cash paid for intangible assets	(7)	—
Net cash used in investing activities	(63)	(48)
Cash flows from financing activities:
Common stock repurchases	(200)	—
Taxes paid related to net share settlement of equity awards	(22)	(1)
Proceeds from issuance of common stock	27	36
Net cash (used in) provided by financing activities	(195)	35
Effect of exchange rate changes on cash and cash equivalents	4	(4)
Net (decrease) increase in cash and cash equivalents	(14)	60
Cash and cash equivalents at beginning of period	1,127	1,048
Cash and cash equivalents at end of period	$1,113	$1,108

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
On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a new public company through the distribution of 26,547,021 shares of GRAIL common stock to Illumina stockholders on a pro rata basis. The distribution reflected approximately 85.5% of the outstanding common stock of GRAIL as of 5:00 p.m. New York time on June 13, 2024, the record date for the distribution (the Record Date). We retained 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and GRAIL’s results of operations and cash flows have not been reclassified.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2024, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Although recently imposed tariffs, reductions in the U.S. government’s funding of the National Institutes of Health, our inclusion on the unreliable entities list by regulatory authorities in China and the prohibition of our export of sequencing instruments into China, as well as macroeconomic factors such as inflation, exchange rate fluctuations, and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to form our critical accounting estimates. Actual results could differ from those estimates.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q1 2025 and Q1 2024 refer to the three months ended March 30, 2025 and March 31, 2024, respectively, which were both 13 weeks.

Significant Accounting Policies
During Q1 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. For Q1 2024, we determined the provision for income taxes utilizing the year-to-date effective tax rate method instead of the estimated annual effective tax rate method.
Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025, with early adoption permitted, and is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The new standard requires a company to provide disaggregated disclosures, in the notes to the financial statements, of specified categories of expenses that are included in line items on the face of the income statement. The standard is effective for us beginning in fiscal year 2027 and interim periods within fiscal year 2028, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.
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
The weighted average shares used to calculate basic and diluted earnings (loss) per share were as follows:

In millions	Q1 2025	Q1 2024
Weighted average shares used in calculating basic earnings (loss) per share	159	159
Weighted average shares used in calculating diluted earnings (loss) per share	159	159

Antidilutive shares:
Equity awards	1	3
Potentially dilutive shares excluded from calculation due to antidilutive effect	1	3

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

Revenue by Source

	Q1 2025			Q1 2024
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$696	$72	$768	$691	$71	$762
Instruments	109	3	112	110	4	114
Total product revenue	805	75	880	801	75	876
Service and other revenue	142	19	161	178	22	200
Total revenue	$947	$94	$1,041	$979	$97	$1,076
Revenue by Geographic Area

Based on region of destination (in millions)	Q1 2025	Q1 2024
Americas	$570	$603
Europe	293	279
Greater China (1)	72	78
Asia-Pacific, Middle East, and Africa (2)	106	116
Total revenue	$1,041	$1,076
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.
(2)Region includes revenue from Russia and Turkey.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of March 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $891 million, of which approximately 83% is expected to be converted to revenue in the next twelve months, approximately 7% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $15 million and $16 million as of March 30, 2025 and December 29, 2024, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of March 30, 2025 and December 29, 2024, were $329 million and $327 million, respectively, of which $256 million and $260 million, respectively, was short-term and recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q1 2025 included $97 million of previously deferred revenue that was included in contract liabilities as of December 29, 2024.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of March 30, 2025 and December 29, 2024, the fair value of our marketable equity securities totaled $124 million and $93 million, respectively.

Gains recognized in other income, net on marketable equity securities were as follows:

In millions	Q1 2025	Q1 2024
Net gains recognized during the period	$31	$1
Less: Net gains recognized during the period on securities sold during the period	—	—
Net unrealized gains recognized during the period on securities still held at the reporting date	$31	$1
Non-Marketable Equity Securities
As of March 30, 2025 and December 29, 2024, non-marketable equity securities, without readily determinable fair values, included in other assets, were $46 million and $26 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $205 million and $201 million as of March 30, 2025 and December 29, 2024, respectively. We recorded net gains of $2 million and $6 million in Q1 2025 and Q1 2024, respectively, in other income, net.
Our commitments to the Funds are as follows:

Dollars in millions	Capital commitments	Callable through date	Remaining callable as of March 30, 2025 (1)
Fund I	$100	April 2026	$3
Fund II	$150	July 2029	$42
Fund III	$60	December 2034	$47
_____________
(1)Fund I also had recallable distributions of approximately $10 million.
Revenue recognized from transactions with our strategic investees was immaterial for both Q1 2025 and Q1 2024.

Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 30, 2025				December 29, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$927	$—	$—	$927	$931	$—	$—	$931
Marketable equity securities	124	—	—	124	93	—	—	93
Other investments	—	—	17	17	—	—	17	17
Deferred compensation plan assets	—	70	—	70	—	70	—	70
Total assets measured at fair value	$1,051	$70	$17	$1,138	$1,024	$70	$17	$1,111
Liabilities:
Contingent consideration liabilities	$—	$—	$62	$62	$—	$—	$73	$73
Deferred compensation plan liability	—	66	—	66	—	65	—	65
Total liabilities measured at fair value	$—	$66	$62	$128	$—	$65	$73	$138
Marketable equity securities are measured at fair value based on quoted trade prices in active markets. Other investments, included in other assets, consist of convertible notes, for which we elected the fair value option. Fair value is derived using a probability-weighted scenario approach. Changes in fair value are recognized in other income, net. Deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We corroborate the fair value of our holdings, comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs.
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis, with changes in the fair value, subsequent to the acquisition date, recognized in selling, general and administrative expense.
Changes in the estimated fair value of our contingent consideration liabilities during Q1 2025 were as follows:

In millions
Balance as of December 29, 2024	$73
Change in estimated fair value	(11)
Balance as of March 30, 2025	$62
The fair value of our contingent consideration liability related to GRAIL was $61 million and $71 million as of March 30, 2025 and December 29, 2024, respectively, of which $59 million and $70 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period (through August 2033). As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the periods Q4 2024 and Q4 2023 were $38 million and $30 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were $360,000 and $284,000, respectively, which were paid in Q1 2025 and Q1 2024, respectively.

We use a Monte Carlo simulation to estimate the fair value of our GRAIL contingent consideration. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Subsequent to the GRAIL Spin-Off, we no longer have access to GRAIL management’s forecasts. Therefore, we rely on information made public by GRAIL and information published in analyst reports to estimate forecasted revenues through August 2033. To estimate the liability as of March 30, 2025, we selected a revenue risk premium of 5%, derived from reconciling our forecasted revenues for GRAIL to GRAIL’s market capitalization based on a 10-day trailing average. We used a 10-day trailing average in Q1 2025, instead of a 60-day trailing average as used in prior periods, given the volatility in GRAIL’s market capitalization at the beginning of Q1 2025.
The assumptions used in estimating the fair value of our contingent consideration liability related to GRAIL are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. For example, an increase or decrease of 20%, in each year, to the forecasted revenues would have resulted in an increase and a decrease, respectively, of $15 million in the liability as of March 30, 2025. Additionally, an increase or decrease of 250 basis points to the selected revenue risk premium would have resulted in a decrease of $10 million and an increase of $13 million, respectively. We expect certain levels of volatility in the GRAIL contingent consideration liability are possible in future periods.

4. DEBT
Summary of Term Debt Obligations

In millions	March 30, 2025	December 29, 2024
Principal amount of 2025 Term Notes outstanding	$500	$500
Principal amount of 2026 Term Notes outstanding	500	500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(10)	(11)
Net carrying amount of term debt	1,990	1,989
Less: current portion	499	499
Term debt, non-current	$1,491	$1,490
Fair value of term debt outstanding (Level 2)	$1,945	$1,940
Interest expense recognized on our term notes, which included amortization of debt discounts and issuance costs, was $24 million and $18 million in Q1 2025 and Q1 2024, respectively.
4.650% Term Notes due 2026 (2026 Term Notes)
In September 2024, we issued $500 million aggregate principal amount of 2026 Term Notes, which mature on September 9, 2026 and accrue interest at a rate of 4.650% per annum, payable semi-annually on March 9 and September 9 of each year, beginning on March 9, 2025. We may redeem for cash all or any portion of the notes, at our option, at any time prior to maturity at make-whole premium redemption prices defined in the form of the notes.
5.800% Term Notes due 2025 (2025 Term Notes) and 5.750% Term Notes due 2027 (2027 Term Notes)
In December 2022, we issued $500 million aggregate principal amount of 2025 Term Notes and $500 million aggregate principal amount of 2027 Term Notes. The 2025 Notes, which mature on December 12, 2025, and the 2027 Notes, which mature on December 13, 2027, accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually. Interest for the 2025 Notes is payable on June 12 and December 12 of each year and interest for the 2027 Notes is payable on June 13 and December 13 of each year.

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
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of March 30, 2025, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
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

5. STOCKHOLDERS' EQUITY
In Q1 2025, our Board of Directors approved, subject to stockholder approval, an amendment and restatement of the Amended and Restated 2015 Stock and Incentive Compensation Plan to, among other things, increase the maximum number of shares authorized for issuance by 7.9 million shares. Stockholders will vote on the amendment and restatement of the Amended and Restated 2015 Stock and Incentive Compensation Plan at our annual meeting of stockholders on May 21, 2025. As of March 30, 2025, approximately 3.1 million shares remained available for future grants under the Amended and Restated 2015 Stock and Incentive Compensation Plan.

Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU) (1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 29, 2024	3,879	700	$158.60	$164.87
Awarded	1,640	234	$86.85	$97.77
Vested	(728)	—	$146.86	$—
Cancelled	(104)	(38)	$156.33	$181.64
Outstanding at March 30, 2025	4,687	896	$135.37	$115.97
_____________
(1)We issue PSU for which the number of shares issuable is based on our performance relative to specified operating margin targets (OM PSU) and PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies (rTSR PSU). Beginning in fiscal year 2025, we no longer issue PSU for which the number of shares issuable is based on our performance relative to specified earnings per share targets. For OM PSU, the number of units reflect the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Employee Stock Purchase Plan (ESPP)
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During Q1 2025, approximately 0.4 million shares were issued under the plan. As of March 30, 2025, approximately 12.0 million shares remained available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during Q1 2025 were as follows:

Risk-free interest rate	4.06% - 4.94%
Expected volatility	41% - 48%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$25.84
Share-Based Compensation
Share-based compensation expense reported in our consolidated statements of operations was as follows:

In millions	Q1 2025	Q1 2024
Cost of product revenue	$5	$5
Cost of service and other revenue	1	2
Research and development	30	39
Selling, general and administrative	37	50
Share-based compensation expense, before taxes	73	96
Related income tax benefits	(16)	(22)
Share-based compensation expense, net of taxes (1)	$57	$74
____________
(1)In Q1 2024, we recognized share-based compensation expense related to GRAIL liability-classified awards of $29 million.
As of March 30, 2025, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $687 million was expected to be recognized over a weighted-average period of approximately 2.7 years.

Share Repurchases
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to $1.2 billion of our outstanding common stock remained available as of March 30, 2025.
Share repurchase activity during Q1 2025 was as follows:

In millions, except shares in thousands
Number of shares repurchased	1,728
Total cost of shares repurchased (1)	$201
_____________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for Q1 2025.

6. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	March 30, 2025	December 29, 2024
Trade accounts receivable, gross	$706	$744
Allowance for credit losses	(7)	(9)
Total accounts receivable, net	$699	$735
Inventory

In millions	March 30, 2025	December 29, 2024
Raw materials	$216	$225
Work in process	404	404
Finished goods	26	31
Inventory, gross	646	660
Inventory reserve	(109)	(113)
Total inventory, net	$537	$547
Accrued Liabilities

In millions	March 30, 2025	December 29, 2024
Contract liabilities, current portion	$256	$260
Accrued compensation expenses (1)	198	252
Accrued taxes payable	80	101
Operating lease liabilities, current portion	78	79
Other, including warranties (2)	122	135
Total accrued liabilities	$734	$827
_____________
(1)Includes employee separation costs related to restructuring activities.
(2)See table below for changes in the reserve for product warranties.

Changes in the reserve for product warranties were as follows:

In millions	Q1 2025	Q1 2024
Balance at beginning of period	$18	$21
Additions charged to cost of product revenue	8	12
Repairs and replacements	(9)	(13)
Balance at end of period	$17	$20
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
Restructuring
In 2023, we implemented a cost reduction initiative that included workforce reductions, consolidation of certain facilities and other actions to reduce expenses, all as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In Q1 2025, we implemented an incremental cost reduction initiative that included optimizing stock-based compensation and non-labor spending, as well as workforce reductions, to help mitigate the expected impact of a reduction in revenue and operating income from our Greater China business and the uncertainty in the U.S. government’s funding of the National Institutes of Health.
A summary of the pre-tax restructuring charges is as follows:

In millions	Q1 2025	Q1 2024	Cumulative charges recorded since inception
Employee separation costs	$31	$4	$91
Asset impairment charges (1)	—	32	146
Other costs	—	—	8
Total restructuring charges (2)	$31	$36	$245
_____________
(1)For Q1 2024, primarily relates to impairment of right-of-use assets and leasehold improvements for our Foster City campus.
(2)For Q1 2025, $18 million was recorded in SG&A expense, $11 million in R&D expense, with remainder in cost of revenue.
For Q1 2024, $35 million was recorded in SG&A expense and $1 million in R&D expense and primarily related to Core Illumina segment.
In Q1 2024, we recorded right-of-use asset impairments of $18 million related to our campus in Foster City, California and another property in San Diego, California. The impairments were determined by comparing the fair values of the impacted right-of-use assets to the carrying values of the assets as of the impairment measurement date. The fair values of the right-of-use assets were estimated using the discounted future cash flows method, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as discount rates. The estimates and assumptions used in our assessments represent Level 3 measurements because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We also recorded $14 million of leasehold improvement impairments, in Q1 2024, related to our Foster City campus. The impairments were recognized in selling, general and administrative expense.

A summary of restructuring liability activity during Q1 2025 is as follows:

In millions	Employee Separation Costs (1)	Other Costs	Total
Amount recorded in accrued liabilities as of December 29, 2024	$2	$2	$4
Additional expense recorded	31	—	31
Cash payments	(4)	(2)	(6)
Amount recorded in accrued liabilities as of March 30, 2025	$29	$—	$29

Estimated costs to still be incurred	$15	$—	$15
_____________
(1)It is expected that substantially all of the employee separation related charges will be incurred and paid by the end of Q3 2025.
Derivative Financial Instruments
We are exposed to foreign exchange rate risks in the normal course of business and use derivative financial instruments to partially offset this exposure. We do not use derivative financial instruments for speculative or trading purposes. Foreign exchange contracts are carried at fair value in other current assets, other assets, accrued liabilities, or other long-term liabilities, as appropriate, on the condensed consolidated balance sheets. The cash flows associated with such foreign exchange contracts are classified as cash flows from operating activities in the condensed consolidated statements of cash flows, which is the same category as the hedged transaction.
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of March 30, 2025, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of March 30, 2025 and December 29, 2024, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $503 million and $477 million, respectively.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other income, net. As of March 30, 2025, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of March 30, 2025 and December 29, 2024, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $634 million and $621 million, respectively. We reclassified $6 million and $3 million to revenue in Q1 2025 and Q1 2024, respectively. As of March 30, 2025, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $11 million and $2 million, respectively. As of December 29, 2024, the fair value of foreign currency forward contracts was $27 million, recorded in total assets. Estimated gains reported in accumulated other comprehensive income expected to be reclassified into earnings within the next 12 months are $9 million as of March 30, 2025.

Indemnification Liability
In connection with the GRAIL acquisition, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. This award was assumed by GRAIL in connection with the Spin-Off. For a period of 2.5 years following the Spin-Off, we are obligated to indemnify GRAIL for cash payments that become earned and payable related to the award. The indemnification is accounted for in accordance with ASC 460. As of both March 30, 2025 and December 29, 2024, we recognized a non-contingent liability of $1 million related to this indemnification.

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

On September 3, 2024, the EU Court of Justice ruled in our favor, confirming that the European Commission had unlawfully asserted jurisdiction over our acquisition of GRAIL, and hence annulling the EU General Court’s judgment and the European Commission’s decisions accepting the referral of the GRAIL acquisition for EU merger review (the EU Court of Justice Judgment). The EU Court of Justice Judgment concludes these proceedings and is not subject to further appeals. In view of this judgment, on September 6, 2024, the European Commission issued a decision (the Withdrawal Decision) withdrawing all of its prior decisions, including (1) its July 22, 2021 decision opening an investigation of Illumina’s proposed acquisition of GRAIL, (2) its September 6, 2022 decision prohibiting Illumina’s acquisition of GRAIL, (3) its October 29, 2021 and October 28, 2022 decisions concerning interim measures, (4) the EC Divestment Decision, and (5) its July 12, 2023 decision fining Illumina €432 million and GRAIL for closing the acquisition before approval by the European Commission. Following the Withdrawal Decision, the EU General Court issued orders in the various judicial proceedings (the EU General Court Orders) finding that there was no longer any need to adjudicate. The Withdrawal Decision and the EU General Court Orders resolve all ongoing regulatory and judicial proceedings in the European Union. The European Commission has also been ordered to pay Illumina’s costs incurred in connection with the GRAIL-related proceedings before the EU Court of Justice and the EU General Court.
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
SEC Inquiry Letter
In July 2023, the SEC requested documents and communications pertaining to an investigation they had initiated concerning GRAIL, its products, and its acquisition. In a “termination letter” on May 1, 2025, the SEC staff informed Illumina that it had concluded its investigation and did not intend to recommend any enforcement action by the SEC against Illumina.
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
On March 26, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by City of Omaha Police and Firefighters Retirement System. The motion has not yet been briefed. On May 16, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by City of Roseville General Employees Retirement System, et al. The motion has not yet been briefed. On September 16, 2024, the defendants filed a motion to dismiss the complaint in the lawsuit filed by Thomas DiNapoli. On March 14, 2025, the parties filed a stipulation to dismiss the DiNapoli lawsuit and the court entered an order dismissing that action.
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
On January 21, 2025, the defendants filed a motion to dismiss the complaint in the lawsuit filed by The Pavers and Road Builders Benefit Funds. The motion has not yet been briefed.
On March 27, 2025, the parties in the Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al., City of Roseville General Employees Retirement System, et al. v. deSouza, et al. and The Pavers and Road Builders Benefit Funds v. deSouza, et al. Delaware shareholder derivative actions filed a stipulation to consolidate those actions, which is pending.
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

State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. On August 12, 2024, the Plaintiffs filed their consolidated complaint. On September 6, 2024, Illumina and the other named defendants filed a motion to stay the litigation. On October 4, 2024, the plaintiffs opposed the motion to stay. At a hearing held on December 6, 2024, the Court declined to stay the litigation. On February 28, 2025, the defendants filed demurrers seeking dismissal of the litigation. On April 30, 2025, Plaintiffs filed their oppositions to the demurrers. Defendants’ final reply briefs are due May 30, 2025. A hearing is set for June 20, 2025.
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
Our effective tax rate for Q1 2025 was 27.9% compared to (15.3)% in Q1 2024. The variance from the U.S. federal statutory tax rate of 21% in Q1 2025 was primarily because of the $10 million income tax expense impact of capitalizing research and development expenses for tax purposes. The income tax rate in Q1 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
As of March 30, 2025 and December 29, 2024, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $50 million and $74 million, respectively.

9. SEGMENT INFORMATION
As of March 30, 2025, we have one reportable segment, Core Illumina. Prior to the Spin-Off of GRAIL, on June 24, 2024, our reportable segments included both Core Illumina and GRAIL. We continue to disclose certain historical information for GRAIL prior to the Spin-Off. Segment information is consistent with how our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews financial information, makes operating decisions, allocates resources, and assesses performance. We also consider the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined.
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
The following tables present selected financial information with respect to segments for the periods presented:

In millions	Q1 2025	Q1 2024
Core Illumina:
Revenue (1)	$1,041	$1,056
Less:
Cost of revenue	358	363
Research and development	252	241
Selling and marketing	165	153
General and administrative	102	183
Core Illumina income from operations	164	116
GRAIL:
Revenue	—	27
Total operating expenses (2)	—	254
Consolidated other income, net	18	2
Consolidated provision for income taxes	51	17
Intersegment eliminations	—	—
Consolidated net income (loss)	$131	$(126)
_____________
(1)Core Illumina revenue included intercompany revenue of $7 million in Q1 2024.
(2)GRAIL operating expenses are inclusive of cost of revenue, research and development, selling and marketing, and general and administrative for the comparative period prior to the Spin-Off on June 24, 2024.

In millions	Q1 2025	Q1 2024
Depreciation and amortization:
Core Illumina	$69	$69
GRAIL	—	39
Consolidated depreciation and amortization	$69	$108

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
Our discussion of our results of operations, financial condition, and cash flow for Q1 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended March 31, 2024.
This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See Consideration Regarding Forward-Looking Statements preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. Operating results are not necessarily indicative of results that may occur in future periods.
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

On June 24, 2024, we completed the Spin-Off of GRAIL into a new public company through the distribution of approximately 85.5% of the outstanding shares of common stock of GRAIL to Illumina stockholders on a pro rata basis. We retained 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and GRAIL’s results of operations and cash flows have not been reclassified. In connection with the Spin-Off, Illumina’s stockholders received one share of GRAIL common stock for every six shares of Illumina common stock held on the Record Date.
We have one reportable segment, Core Illumina, as of March 30, 2025. Prior to the GRAIL Spin-Off, our reportable segments included both Core Illumina and GRAIL. See note 9. Segment Information for details on our segments.
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
Financial Overview
Macroeconomic factors such as tariffs, inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine, and reductions in the U.S. government’s funding of the NIH continue to impact both Illumina directly and our customers’ behavior. For example, some customers experienced supply chain pressures that delayed their lab expansions and others are managing inventory and capital more conservatively. In Q1 2025, we were added to the unreliable entities list by regulatory authorities in China and received notice that we are not permitted to export sequencing instruments into China. See the risk factor “Regulatory Authorities in China have added Illumina to the List of Unreliable Entities” in Risk Factors for additional information. We expect these factors to continue to have an impact on our sales and results of operations in 2025, the size and duration of which is significantly uncertain.
During 2024, we made significant progress towards our strategic goals to accelerate growth and expand operating margins. We focused on operational excellence initiatives, to improve productivity and achieve cost savings, and on our capital allocation strategy, including obtaining authorization for a new share repurchase program. We expect to continue to make further progress towards these goals in 2025, including a focus on returning to revenue growth. We further implemented, in Q1 2025, an incremental $100 million cost reduction program for 2025, including optimizing stock-based compensation and non-labor spending and accelerating certain productivity measures, as well as workforce reductions, to help mitigate the expected impact of a reduction in revenue and related operating income from our Greater China business and the uncertainty in the U.S. government’s funding of the NIH.
In April 2025, the U.S. government and several other countries enacted tariffs on the cross-border movement of goods. Under the current tariff environment, the estimated cost impact of these tariffs to us is approximately $85 million. The largest part of this relates to importation from our manufacturing facility in Singapore. The remainder is a mix of importation of parts and sub-assemblies to our manufacturing operations in the United States and importation into China. We are taking several actions to fully mitigate the impact of these tariffs, expecting to partially mitigate the impact in 2025, through supply chain optimization, cost measures, and pricing actions. Based on the current tariff environment, our aim is to more fully mitigate the impact in 2026.
Financial highlights for Q1 2025 included the following:
~~•~~Revenue decreased 3% in Q1 2025 to $1,041 million compared to $1,076 million in Q1 2024 primarily due to a decrease in service and other revenue driven by a decrease in GRAIL service and other revenue, as a result of the Spin-Off in Q2 2024, and a decrease in Core Illumina service and other revenue, primarily due to decreased revenue from our strategic partnerships. The decrease was also driven by slight decreases in Core Illumina sequencing consumables revenue and instruments revenue.

~~•~~Gross margin was 65.6% in Q1 2025 compared to 62.0% in Q1 2024. The increase in gross margin was driven by the Spin-Off of GRAIL in Q2 2024. Core Illumina gross margin remained relatively flat in Q1 2025 primarily due to a favorable impact from the execution of our operational excellence initiatives that continue to deliver cost savings and improve productivity and lower strategic partnership revenue that is lower margin. This was offset by lower product margins, primarily due to reduced pricing, and an increase in field service costs. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; tariffs; and product support obligations.
•Income from operations was $164 million in Q1 2025 compared to loss from operations of $(111) million in Q1 2024. The change was primarily due to a decrease in operating expense of $259 million and an increase in gross profit of $16 million. The decrease in operating expense was primarily driven by a decrease in GRAIL operating expense of $205 million given the Spin-Off in Q2 2024, as well as a favorable impact from our GRAIL contingent consideration liability of $27 million, a decrease in Core Illumina acquisition-related costs (legal and transaction expenses) of $27 million, primarily due to the GRAIL Spin-Off, and a decrease in Core Illumina restructuring charges of $17 million, primarily due to lease impairments recognized in Q1 2024. We continue to focus on our operational excellence and cost reduction initiatives to accelerate growth and expand operating margins.
•Our effective tax rate was 27.9% in Q1 2025 compared to (15.3)% in Q1 2024. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impact of research and development expense capitalization for tax purposes. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q1 2025 with cash, cash equivalents, and short-term investments totaling $1,237 million, of which approximately $432 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q1 2025	Q1 2024
Revenue:
Product revenue	84.5%	81.4%
Service and other revenue	15.5	18.6
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	24.3	23.6
Cost of service and other revenue	8.5	9.9
Amortization of acquired intangible assets	1.6	4.5
Total cost of revenue	34.4	38.0
Gross profit	65.6	62.0
Operating expense:
Research and development	24.2	31.5
Selling, general and administrative	25.6	40.8
Total operating expense	49.8	72.3
Income (loss) from operations	15.8	(10.3)
Other income (expense):
Interest income	1.1	1.1
Interest expense	(2.4)	(1.7)
Other income, net	3.0	0.8
Total other income, net	1.7	0.2
Income (loss) before income taxes	17.5	(10.1)
Provision for income taxes	4.9	1.6
Net income (loss)	12.6%	(11.7)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q1 2025	Q1 2024	Change	% Change
Core Illumina:
Consumables	$768	$769	$(1)	—%
Instruments	112	114	(2)	(2)
Total product revenue	880	883	(3)	—
Service and other revenue	161	173	(12)	(7)
Total Core Illumina revenue	1,041	1,056	(15)	(1)
GRAIL:
Service and other revenue	—	27	(27)	(100)
Eliminations	—	(7)	7	(100)
Total consolidated revenue	$1,041	$1,076	$(35)	(3)%
The slight decrease in Core Illumina consumables revenue in Q1 2025 was primarily due to an increase in sequencing consumables revenue, driven primarily by an increase in NovaSeq X consumables, partially offset by decreases in consumables across our other high-throughput instruments, as customers continue to transition to NovaSeq X, and across our mid-throughput instruments. This increase was more than offset by a decrease in intercompany consumables revenue recognized in Q1 2024 prior to the Spin-Off of GRAIL in Q2 2024. The slight decrease in Core Illumina instruments revenue in Q1 2025 was primarily due to increases in MiSeq i100 Series shipments, which launched in Q4 2024, and NovaSeq X shipments, as customers continue to transition. This increase was more than offset by fewer shipments of our other high- and mid-throughput instruments, as capital and cash flow constraints continue to impact our customer’s purchasing behavior. Core Illumina service and other revenue decreased in Q1 2025 primarily due to decreased revenue from our strategic partnerships.
The decrease in GRAIL revenue in Q1 2025 was due to the Spin-Off in Q2 2024.
Gross Margin

Dollars in millions	Q1 2025	Q1 2024	Change	% Change
Gross profit (loss):
Core Illumina	$683	$693	$(10)	(1)%
GRAIL	—	(22)	22	(100)
Eliminations	—	(4)	4	(100)
Consolidated gross profit	$683	$667	$16	2%

Gross margin:
Core Illumina	65.6%	65.7%
GRAIL	*	*
Consolidated gross margin	65.6%	62.0%
________________
*Not meaningful.

Core Illumina gross margin was relatively flat in Q1 2025 primarily due to a favorable impact from the execution of our operational excellence initiatives, that continue to deliver cost savings and improve productivity, and lower strategic partnership revenue, that is lower margin, offset by lower product margins, primarily due to reduced pricing, and an increase in field service costs.
The decrease in GRAIL gross loss in Q1 2025 was due to the Spin-Off in Q2 2024.

Operating Expense

Dollars in millions	Q1 2025	Q1 2024	Change	% Change
Research and development:
Core Illumina	$252	$241	$11	5%
GRAIL	—	101	(101)	(100)
Eliminations	—	(3)	3	(100)
Consolidated research and development	252	339	(87)	(26)

Selling, general and administrative:
Core Illumina	267	336	(69)	(21)
GRAIL	—	104	(104)	(100)
Eliminations	—	(1)	1	(100)
Consolidated selling, general and administrative	267	439	(172)	(39)

Total consolidated operating expense	$519	$778	$(259)	(33)%
Core Illumina R&D expense increased by $11 million, or 5%, in Q1 2025 primarily due to an increase in employee-separation related restructuring charges of $10 million, as we continue to focus on our cost reduction initiatives.
Core Illumina SG&A expense decreased by $69 million, or 21%, in Q1 2025 primarily due to a favorable impact from our contingent consideration liability related to the GRAIL CVRs of $27 million (recognized a gain of $11 million in Q1 2025 and a loss of $16 million in Q1 2024), a decrease in acquisition-related costs of $27 million, primarily for legal and transaction expenses due to the Spin-Off of GRAIL in Q2 2024, and a decrease in restructuring charges of $17 million, primarily due to the lease and other asset impairments recognized in Q1 2024 on two of our properties.
The decrease in GRAIL R&D and SG&A expense in Q1 2025 was due to the Spin-Off in Q2 2024.
Other Income (Expense)

Dollars in millions	Q1 2025	Q1 2024	Change	% Change
Interest income	$11	$12	$(1)	(8)%
Interest expense	(25)	(18)	(7)	39
Other income, net	32	8	24	300
Total other income, net (1)	$18	$2	$16	800%
_____________
(1)Total other income, net in Q1 2024 primarily relates to the Core Illumina segment.
Interest income in Q1 2025 was relatively flat and consisted primarily of interest on our money market funds. Interest expense consisted primarily of interest on our outstanding term debt and increased in Q1 2025 due to the issuance of our 2026 Term Notes in Q3 2024. Other income, net increased in Q1 2025 primarily due to an increase in net gains recognized on our strategic investments, primarily related to marketable equity securities, of $27 million.
Provision for Income Taxes

Dollars in millions	Q1 2025	Q1 2024	Change	% Change
Income (loss) before income taxes	$182	$(109)	$291	(267)%
Provision for income taxes	51	17	34	200
Net income (loss)	$131	$(126)	$257	(204)%
Effective tax rate	27.9%	(15.3)%

Our effective tax rate was 27.9% in Q1 2025 compared to (15.3)% in Q1 2024. The variance from the U.S. federal statutory tax rate of 21% for Q1 2025 was primarily because of the $10 million income tax expense impact of capitalizing research and development expenses for tax purposes. The income tax rate in Q1 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
In Q1 2024, the variance from the U.S. federal statutory tax rate of 21% was primarily because of the $21 million income tax expense impact of capitalizing research and development expenses for tax purposes, and the $18 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax. The income tax expense in Q1 2024 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore. For Q1 2024, we determined the provision for income taxes utilizing the year-to-date effective tax rate method instead of the estimated annual effective tax rate method.
Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
LIQUIDITY AND CAPITAL RESOURCES
As of March 30, 2025, we had $1,113 million in cash and cash equivalents, of which $432 million was held by our foreign subsidiaries. Cash and cash equivalents decreased by $14 million from December 29, 2024 due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. As of March 30, 2025, we had $124 million in short-term investments, comprised of marketable equity securities.
In September 2024, we issued $500 million aggregate principal amount of 2026 Term Notes, which mature on September 9, 2026, and accrue interest at a rate of 4.650% per annum, payable semi-annually in March and September of each year. In December 2022, we issued $500 million aggregate principal amount of 2025 Term Notes and $500 million aggregate principal amount of 2027 Term Notes. The 2025 Notes, which mature on December 12, 2025, and the 2027 Notes, which mature on December 13, 2027, accrue interest at a rate of 5.800% and 5.750% per annum, respectively, payable semi-annually in June and December of each year. In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes, which mature on March 23, 2031, and accrue interest at a rate of 2.550% per annum, payable semi-annually in March and September of each year. We may redeem for cash all or any portion of the Term Notes, at our option, at any time prior to maturity.
In January 2023, we entered into the Revolving Credit Agreement, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and consent of the extending lenders and certain other conditions. As of March 30, 2025, there were no outstanding borrowings.
As of March 30, 2025, the fair value of our contingent consideration liability related to GRAIL was $61 million, of which $59 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In Q1 2025, we paid $360,000 in aggregate Covered Revenue Payments related to Covered Revenues for the period Q4 2024 of $38 million.

In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to $1.2 billion of our outstanding common stock remained available as of March 30, 2025. We intend to repurchase incremental shares over the course of 2025.
We had $3 million (plus recallable distributions of approximately $10 million), $42 million, and $47 million, respectively, remaining in our capital commitments to three venture capital investment funds as of March 30, 2025 that are callable through April 2026, July 2029, and December 2034, respectively.
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

Cash Flow Summary

In millions	Q1 2025	Q1 2024
Net cash provided by operating activities	$240	$77
Net cash used in investing activities	(63)	(48)
Net cash (used in) provided by financing activities	(195)	35
Effect of exchange rate changes on cash and cash equivalents	4	(4)
Net (decrease) increase in cash and cash equivalents	$(14)	$60

Operating Activities
Net cash provided by operating activities of $240 million in Q1 2025 consisted of net income of $131 million, plus net adjustments of $113 million, less net changes in operating assets and liabilities of $4 million. The primary adjustments to net income included share-based compensation expense of $73 million, depreciation and amortization expense of $69 million, and deferred income taxes of $16 million, offset by net gains on strategic investments of $32 million and change in fair value of contingent consideration liabilities of $11 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by decreases in accrued liabilities, accounts receivable, and accounts payable, partially offset by an increase in other long-term liabilities.
Investing Activities
Net cash used in investing activities was $63 million in Q1 2025. We primarily invested $32 million in capital expenditures, primarily associated with investments in facilities, and purchased strategic investments of $24 million.
Financing Activities
Net cash used in financing activities was $195 million in Q1 2025. We used $200 million to repurchase our common stock and $22 million to pay taxes related to net share settlement of equity awards. We received proceeds from the sale of shares under our employee stock purchase plan of $27 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss), and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Although recently imposed tariffs, reductions in the U.S. government’s funding of the National Institutes of Health, our inclusion on the unreliable entities list by regulatory authorities in China and the prohibition of our export of sequencing instruments into China, as well as macroeconomic factors such as inflation, exchange rate fluctuations, and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during Q1 2025. For Q1 2024, we determined the provision for income taxes utilizing the year-to-date effective tax rate method instead of the estimated annual effective tax rate method.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note 1. Organization and Significant Accounting Policies within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in Q1 2025, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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
During the first quarter of 2025, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
LEGAL PROCEEDINGS
See discussion of legal proceedings in note 7. Legal Proceedings in the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, which we strongly encourage you to review. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factor could adversely affect our operating results and stock price:
Regulatory authorities in China have added Illumina to the List of Unreliable Entities, which could result in fines or restrictions on our ability to do business in China and could have a material adverse effect on our revenue and results of operations.
On February 4, 2025, regulatory authorities in China announced that Illumina had been added to the List of Unreliable Entities under the Provisions of the List of Unreliable Entities (the UEL Provisions). Under the UEL Provisions, potential penalties for companies placed on the List of Unreliable Entities can include monetary fines, restrictions or prohibitions on the sale of goods in China, engaging in import and export activities related to China, making investments in, or extracting investments from, China, denial of entry of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. On March 4, 2025, we received a notice from regulatory authorities in China that Illumina is no longer permitted to export sequencing instruments into China.
Regulatory authorities in China have not announced what other penalties will be imposed on us and we cannot currently predict the duration of our inclusion on the List of Unreliable Entities or any actions that may ultimately be taken by regulatory authorities in China. The decision to place us on the List of Unreliable Entities and any future decision to take action to impose and enforce penalties or restrictions against us could have a material adverse effect on our revenue and results of operations. Furthermore, if, as a result of any such penalties or restrictions, we were to cease entirely or curtail operations in China, we could incur material impairment charges related to any such exit or disposal activities. Our revenue from the Greater China region, which includes China, Taiwan, and Hong Kong, was $308 million in 2024.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Shares repurchased in open market transactions pursuant to this program during Q1 2025 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 30, 2024 - January 26, 2025	226	$136.84	226	$1,353,529
January 27, 2025 - February 23, 2025	1,417	$113.52	1,417	$1,192,698
February 24, 2025 - March 30, 2025	85	$96.96	85	$1,184,405
Total	1,728	$115.74	1,728	$1,184,405
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended March 30, 2025.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended March 30, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

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

ILLUMINA, INC. (registrant)

Date:	May 8, 2025
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer