Form 10-Q
period 2025-06-29
ILLUMINA, INC.
filed 2025-08-01
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of July 25, 2025, there were 153.7 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 29, 2025

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
•our expectations related to the proposed acquisition of SomaLogic, Inc. (SomaLogic) and certain other assets from Standard BioTools Inc. (Standard BioTools), including regarding regulatory approvals, timing, the future conduct and growth of the SomaLogic business and the proteomics market and our ability to successfully integrate SomaLogic into our existing operations and SomaLogic’s technology and products into our portfolio;
•our estimate of the cost impact on Illumina of the tariffs announced by the U.S. Government and other countries beginning in April 2025; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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
•the completion of the proposed acquisition of SomaLogic and certain assets from Standard BioTools on the anticipated terms and timeline, or at all, including the ability of the parties to obtain required regulatory approvals - such as under the Hart-Scott-Rodino Act in the United States or from government authorities that may have or assert jurisdiction outside the United States - and to satisfy other conditions to the closing of the transaction;
•our ability to successfully integrate SomaLogic into our existing operations and SomaLogic’s technology and products into our portfolio;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, competitive landscape, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 30, 2025, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 29, 2025	December 29, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$934	$1,127
Short-term investments	221	93
Accounts receivable, net	701	735
Inventory, net	575	547
Prepaid expenses and other current assets	210	244
Total current assets	2,641	2,746
Property and equipment, net	764	815
Operating lease right-of-use assets	397	419
Goodwill	1,113	1,113
Intangible assets, net	238	295
Deferred tax assets, net	534	567
Other assets	400	348
Total assets	$6,087	$6,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200	$221
Accrued liabilities	762	827
Term debt, current portion	499	499
Total current liabilities	1,461	1,547
Operating lease liabilities	528	554
Term debt	1,492	1,490
Other long-term liabilities	348	339
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	7,676	7,525
Accumulated other comprehensive (loss) income	(21)	22
Accumulated deficit	(876)	(1,242)
Treasury stock, at cost	(4,523)	(3,934)
Total stockholders’ equity	2,258	2,373
Total liabilities and stockholders’ equity	$6,087	$6,303

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue:
Product revenue	$912	$927	$1,793	$1,803
Service and other revenue	147	185	307	385
Total revenue	1,059	1,112	2,100	2,188
Cost of revenue:
Cost of product revenue	276	250	529	504
Cost of service and other revenue	71	95	160	202
Amortization of acquired intangible assets	17	46	33	94
Total cost of revenue	364	391	722	800
Gross profit	695	721	1,378	1,388
Operating expense:
Research and development	247	325	499	660
Selling, general and administrative	234	147	501	588
Goodwill and intangible impairment	—	1,886	—	1,889
Total operating expense	481	2,358	1,000	3,137
Income (loss) from operations	214	(1,637)	378	(1,749)
Other income (expense):
Interest income	10	13	21	25
Interest expense	(25)	(20)	(50)	(39)
Other income (expense), net	107	(332)	139	(323)
Total other income (expense), net	92	(339)	110	(337)
Income (loss) before income taxes	306	(1,976)	488	(2,086)
Provision for income taxes	71	12	122	28
Net income (loss)	$235	$(1,988)	$366	$(2,114)
Earnings (loss) per share:
Basic	$1.49	$(12.48)	$2.32	$(13.28)
Diluted	$1.49	$(12.48)	$2.31	$(13.28)
Shares used in computing earnings (loss) per share:
Basic	157	159	158	159
Diluted	157	159	158	159
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$235	$(1,988)	$366	$(2,114)
Unrealized (loss) gain on cash flow hedges, net of deferred tax	(29)	2	(43)	15
Total comprehensive income (loss)	$206	$(1,986)	$323	$(2,099)

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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance as of December 29, 2024	200	$2	$7,525	$22	$(1,242)	(41)	$(3,934)	$2,373
Net income	—	—	—	—	131	—	—	131
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(14)	—	—	—	(14)
Issuance of common stock, net of repurchases	1	—	10	—	—	(1)	(205)	(195)
Share-based compensation	—	—	73	—	—	—	—	73
Balance as of March 30, 2025	201	2	7,608	8	(1,111)	(42)	(4,139)	2,368
Net income	—	—	—	—	235	—	—	235
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(29)	—	—	—	(29)
Issuance of common stock, net of repurchases	—	—	(1)	—	—	(5)	(384)	(385)
Share-based compensation	—	—	69	—	—	—	—	69
Balance as of June 29, 2025	201	$2	$7,676	$(21)	$(876)	(47)	$(4,523)	$2,258

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$366	$(2,114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	103	116
Amortization of intangible assets	34	97
Share-based compensation expense	142	208
Deferred income taxes	41	(180)
Net (gains) losses on strategic investments	(133)	330
Change in fair value of contingent consideration liabilities	(32)	(255)
Gain on Helix contingent value right	—	(11)
Property and equipment and right-of-use asset impairment	—	32
Goodwill and intangible impairment	23	1,889
Other	9	(11)
Changes in operating assets and liabilities:
Accounts receivable	49	72
Inventory	(28)	4
Prepaid expenses and other current assets	11	(16)
Operating lease right-of-use assets and liabilities, net	(17)	(14)
Other assets	(3)	(9)
Accounts payable	(26)	(30)
Accrued liabilities	(91)	83
Other long-term liabilities	26	(34)
Net cash provided by operating activities	474	157
Cash flows from investing activities:
Purchases of property and equipment	(62)	(67)
Purchases of strategic investments	(43)	(22)
Cash paid for intangible assets	(7)	—
Net cash used in investing activities	(112)	(89)
Cash flows from financing activities:
Common stock repurchases	(570)	—
Taxes paid related to net share settlement of equity awards	(23)	(2)
Proceeds from issuance of common stock	28	36
Payments on contingent consideration liabilities	(1)	(1)
GRAIL cash deconsolidated as a result of spin-off	—	(968)
Borrowings on delayed draw term loan, net of issuance costs	—	744
Net cash used in financing activities	(566)	(191)
Effect of exchange rate changes on cash and cash equivalents	11	(5)
Net decrease in cash and cash equivalents	(193)	(128)
Cash and cash equivalents at beginning of period	1,127	1,048
Cash and cash equivalents at end of period	$934	$920
Supplemental cash flow information:
GRAIL net assets, excluding cash and cash equivalents, deconsolidated as a result of spin-off	$—	$1,770

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
As part of the Spin-Off, we contributed to GRAIL an amount, in cash, to cover 2.5 years of GRAIL’s operations (the Disposal Funding), which was determined to be $974 million, less the cash and cash equivalents held by GRAIL. In planning for and executing the Spin-Off, we incurred $37 million and $52 million in separation-related transaction costs in Q2 2024 and YTD 2024, respectively, which were recorded in selling, general and administrative expense.
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

Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q2 2025 and Q2 2024 refer to the three months ended June 29, 2025 and June 30, 2024, respectively, which were both 13 weeks. References to year-to-date (YTD) 2025 and 2024 refer to the six months ended June 29, 2025 and June 30, 2024, respectively, which were both 26 weeks.
Significant Accounting Policies
During YTD 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The new standard includes enhanced income tax disclosures, specifically related to the rate reconciliation and income taxes paid for annual periods. The standard is effective for us beginning in our annual fiscal year 2025, with early adoption permitted, and is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

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
The weighted average shares used to calculate basic and diluted earnings (loss) per share were as follows:

In millions	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Weighted average shares used in calculating basic earnings (loss) per share	157	159	158	159
Weighted average shares used in calculating diluted earnings (loss) per share	157	159	158	159

Antidilutive shares:
Equity awards	5	5	3	4
Potentially dilutive shares excluded from calculation due to antidilutive effect	5	5	3	4

2. PENDING ACQUISITION
On June 22, 2025, we entered into a Stock Purchase Agreement (the Purchase Agreement) with Standard BioTools to acquire SomaLogic and other specified assets for $350 million in cash, subject to customary adjustments. The Purchase Agreement further provides for, in connection with the revenues generated from certain products and services, (i) royalty streams and (ii) up to $75 million in potential milestone payments to Standard BioTools. The transaction, which is expected to close in the first half of 2026, is subject to customary closing conditions, including the receipt of required regulatory approvals. The Purchase Agreement contains certain termination rights if the consummation of the acquisition does not occur on or before March 23, 2026, subject to three automatic three-month extensions related to obtaining required regulatory approvals. Upon termination of the Purchase Agreement under specified circumstances relating to the failure to obtain regulatory approvals, we would be required to pay Standard BioTools a termination fee of $14.5 million. The purchase agreement also contemplates that, immediately prior to or at the close of the transaction, Illumina and Standard BioTools will enter into several ancillary agreements, including (i) a transition services agreement, pursuant to which Standard BioTools will provide certain transition services for a period following the closing and (ii) a license agreement, pursuant to which we will grant to Standard BioTools a non-transferable, non-sublicensable license to certain intellectual property owned by us.

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
Revenue by Source

	Q2 2025			Q2 2024
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$740	$71	$811	$729	$78	$807
Instruments	96	5	101	116	4	120
Total product revenue	836	76	912	845	82	927
Service and other revenue	136	11	147	171	14	185
Total revenue	$972	$87	$1,059	$1,016	$96	$1,112

	YTD 2025			YTD 2024
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,437	$143	$1,580	$1,420	$149	$1,569
Instruments	204	9	213	226	8	234
Total product revenue	1,641	152	1,793	1,646	157	1,803
Service and other revenue	277	30	307	349	36	385
Total revenue	$1,918	$182	$2,100	$1,995	$193	$2,188
Revenue by Geographic Area

Based on region of destination (in millions)	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Americas	$586	$640	$1,156	$1,243
Europe	310	289	603	568
Greater China (1)	63	75	135	153
Asia-Pacific, Middle East, and Africa (2)	100	108	206	224
Total revenue	$1,059	$1,112	$2,100	$2,188
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.
(2)Region includes revenue from Russia and Turkey.

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a short time frame, approximately three to six months, after the contract execution date. As of June 29, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $862 million, of which 79% is expected to be converted to revenue in the next twelve months, 10% in the following twelve months, and remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $15 million and $16 million as of June 29, 2025 and December 29, 2024, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of June 29, 2025 and December 29, 2024, were $324 million and $327 million, respectively, of which $247 million and $260 million, respectively, was short-term and recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q2 2025 and YTD 2025 included $70 million and $166 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 29, 2024.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities. As of June 29, 2025 and December 29, 2024, the fair value of our marketable equity securities totaled $221 million and $93 million, respectively.
Gains (losses) recognized in other income (expense), net on marketable equity securities were as follows:

In millions	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Net gains (losses) recognized during the period (1)	$97	$(330)	$128	$(329)
Less: Net gains (losses) recognized during the period on securities sold during the period	—	—	—	—
Net unrealized gains (losses) recognized during the period on securities still held at the reporting date	$97	$(330)	$128	$(329)
_____________
(1)Subsequent to the Spin-Off of GRAIL, we recognized a loss of $328 million in Q2 2024 and YTD 2024 on our retained investment.
Non-Marketable Equity Securities
As of June 29, 2025 and December 29, 2024, non-marketable equity securities, without readily determinable fair values, included in other assets, were $46 million and $26 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $224 million and $201 million as of June 29, 2025 and December 29, 2024, respectively. Gains and losses are recorded in other income (expense), net. We recorded net gains of $6 million and $8 million in Q2 2025 and YTD 2025, respectively. We recorded a net loss of $2 million and a net gain of $3 million in Q2 2024 and YTD 2024, respectively.

Our commitments to the Funds are as follows:

Dollars in millions	Capital commitments	Callable through date	Remaining callable as of June 29, 2025 (1)
Fund I	$100	April 2026	$3
Fund II	$150	July 2029	$39
Fund III	$60	December 2034	$35
_____________
(1)Fund I also had recallable distributions of approximately $10 million.
Revenue recognized from transactions with our strategic investees was $8 million and $15 million for Q2 2025 and YTD 2025, respectively, and $4 million and $7 million for Q2 2024 and YTD 2024, respectively.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 29, 2025				December 29, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$735	$—	$—	$735	$931	$—	$—	$931
Marketable equity securities	221	—	—	221	93	—	—	93
Other investments	—	—	23	23	—	—	17	17
Deferred compensation plan assets	—	72	—	72	—	70	—	70
Total assets measured at fair value	$956	$72	$23	$1,051	$1,024	$70	$17	$1,111
Liabilities:
Contingent consideration liabilities	$—	$—	$40	$40	$—	$—	$73	$73
Deferred compensation plan liability	—	66	—	66	—	65	—	65
Total liabilities measured at fair value	$—	$66	$40	$106	$—	$65	$73	$138
Marketable equity securities are measured at fair value based on quoted trade prices in active markets. We elected the fair value option for other investments, which are included in other assets, and consist primarily of convertible notes. Fair value for the convertible notes is derived using a probability-weighted scenario approach with changes in fair value recognized in other income (expense), net. Deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We corroborate the fair value of our holdings, comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs.
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis, with changes in the fair value, subsequent to the acquisition date, recognized in selling, general and administrative expense.

Changes in the estimated fair value of our contingent consideration liabilities during YTD 2025 were as follows:

In millions
Balance as of December 29, 2024	$73
Change in estimated fair value	(32)
Cash payments	(1)
Balance as of June 29, 2025	$40
The fair value of our contingent consideration liability related to GRAIL was $40 million and $71 million as of June 29, 2025 and December 29, 2024, respectively, of which $39 million and $70 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period (through August 2033). As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the periods Q4 2024 through Q1 2025 and Q4 2023 through Q1 2024 were $70 million and $57 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were $660,000 and $535,000, respectively, which were paid in YTD 2025 and YTD 2024, respectively.
We use a Monte Carlo simulation to estimate the fair value of our GRAIL contingent consideration. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Subsequent to the GRAIL Spin-Off, we no longer have access to GRAIL management’s forecasts. Therefore, we rely on information made public by GRAIL and information published in analyst reports to estimate forecasted revenues through August 2033. To estimate the liability as of June 29, 2025, we selected a revenue risk premium of 4%. Given the continued volatility in GRAIL’s market capitalization, since the beginning of Q1 2025, the revenue risk premium selected in Q2 2025 was derived using the Capital Asset Pricing Model and comparable company betas. In prior periods, the revenue risk premium was derived from reconciling our forecasted revenues for GRAIL to GRAIL’s market capitalization, primarily using a 60-day trailing average.
The assumptions used in estimating the fair value of our contingent consideration liability related to GRAIL are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. For example, an increase or decrease of 20%, in each year, to the forecasted revenues would have resulted in an increase of $12 million and a decrease of $10 million, respectively, in the liability as of June 29, 2025. Additionally, an increase or decrease of 250 basis points to the selected revenue risk premium would have resulted in a decrease of $7 million and an increase of $9 million, respectively. We expect certain levels of volatility in the GRAIL contingent consideration liability are possible in future periods.

5. DEBT
Summary of Term Debt Obligations

In millions	June 29, 2025	December 29, 2024
Principal amount of 2025 Term Notes outstanding	$500	$500
Principal amount of 2026 Term Notes outstanding	500	500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(9)	(11)
Net carrying amount of term debt	1,991	1,989
Less: current portion	499	499
Term debt, non-current	$1,492	$1,490
Fair value of term debt outstanding (Level 2)	$1,950	$1,940

Interest expense, which included amortization of debt discounts and issuance costs, was $24 million and $49 million in Q2 2025 and YTD 2025, respectively, and $20 million and $38 million in Q2 2024 and YTD 2024, respectively.
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
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of June 29, 2025, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
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

6. STOCKHOLDERS' EQUITY
In Q2 2025, the Company’s stockholders approved an amendment and restatement of the Amended and Restated 2015 Stock and Incentive Compensation Plan to, among other things, increase the maximum number of shares authorized for issuance by 7.9 million shares. As of June 29, 2025, approximately 11.3 million shares remained available for future grants under the Second Amended and Restated 2015 Stock and Incentive Compensation Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU) (1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 29, 2024	3,879	700	$158.60	$164.87
Awarded	1,746	190	$86.13	$97.90
Vested	(772)	—	$148.57	$—
Cancelled	(403)	(146)	$148.38	$160.66
Outstanding at June 29, 2025	4,450	744	$132.83	$130.40
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
Employee Stock Purchase Plan (ESPP)
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2025, approximately 0.4 million shares were issued under the plan. As of June 29, 2025, approximately 12.0 million shares remained available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2025 were as follows:

Risk-free interest rate	4.06% - 4.94%
Expected volatility	41% - 48%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$25.84

Share-Based Compensation
Share-based compensation expense reported in our consolidated statements of operations was as follows:

In millions	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Cost of product revenue	$6	$7	$11	$13
Cost of service and other revenue	1	1	1	4
Research and development	28	43	58	82
Selling, general and administrative	34	59	72	109
Share-based compensation expense, before taxes	69	110	142	208
Related income tax benefits	(15)	(26)	(31)	(48)
Share-based compensation expense, net of taxes (1)	$54	$84	$111	$160
____________
(1)In Q2 2024 and YTD 2024, we recognized expense related to GRAIL liability-classified awards of $23 million and $52 million, respectively.
As of June 29, 2025, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $553 million was expected to be recognized over a weighted-average period of approximately 2.5 years.
Share Repurchases
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to approximately $804 million of our outstanding common stock remained available as of June 29, 2025.
Share repurchase activity, which includes unsettled repurchases as of June 29, 2025, was as follows:

In millions, except shares in thousands	Q2 2025	YTD 2025
Number of shares repurchased	4,489	6,217
Total cost of shares repurchased (1)	$384	$585
_____________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for Q2 2025 and YTD 2025.
Subsequent to June 29, 2025 and through August 1, 2025, we repurchased an additional approximate 230,300 shares of our common stock for $22 million.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	June 29, 2025	December 29, 2024
Trade accounts receivable, gross	$709	$744
Allowance for credit losses	(8)	(9)
Total accounts receivable, net	$701	$735

Inventory

In millions	June 29, 2025	December 29, 2024
Raw materials	$227	$225
Work in process	419	404
Finished goods	47	31
Inventory, gross	693	660
Inventory reserve	(118)	(113)
Total inventory, net	$575	$547
Accrued Liabilities

In millions	June 29, 2025	December 29, 2024
Contract liabilities, current portion	$247	$260
Accrued compensation expenses (1)	214	252
Accrued taxes payable	75	101
Operating lease liabilities, current portion	79	79
Other, including warranties (2)	147	135
Total accrued liabilities	$762	$827
_____________
(1)Includes employee separation costs related to restructuring activities.
(2)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Balance at beginning of period	$17	$20	$18	$21
Additions charged to cost of product revenue	6	10	14	22
Repairs and replacements	(7)	(13)	(16)	(26)
Balance at end of period	$16	$17	$16	$17
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

A summary of the pre-tax restructuring charges is as follows:

In millions	Q2 2025	Q2 2024	YTD 2025	YTD 2024	Cumulative charges recorded since inception
Employee separation costs	$8	$3	$39	$7	$99
Asset impairment charges (1)	—	—	—	32	146
Other costs	—	1	—	1	8
Total restructuring charges (2)	$8	$4	$39	$40	$253
_____________
(1)For YTD 2024, primarily relates to impairment of right-of-use assets and leasehold improvements for our Foster City campus.
(2)For Q2 2025, $4 million was recorded in R&D expense, $3 million in SG&A expense, with remainder in cost of revenue.
For YTD 2025, $22 million was recorded in SG&A expense, $14 million in R&D expense, with remainder in cost of revenue.
For Q2 2024, $4 million was recorded in SG&A expense. For YTD 2024, $39 million was recorded in SG&A expense, with remainder in R&D expense. Restructuring charges for Q2 2024 and YTD 2024 primarily related to Core Illumina segment.
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
A summary of restructuring liability activity during YTD 2025 is as follows:

In millions	Employee Separation Costs (1)	Other Costs	Total
Amount recorded in accrued liabilities as of December 29, 2024	$2	$2	$4
Additional expense recorded	39	—	39
Cash payments	(20)	(2)	(22)
Adjustments to accrual	(2)	—	(2)
Amount recorded in accrued liabilities as of June 29, 2025	$19	$—	$19

Estimated costs to still be incurred	$(3)	$—	$(3)
_____________
(1)It is expected that substantially all of the employee separation related charges will be incurred and paid by the end of Q4 2025.
Goodwill and Intangible Assets
Goodwill is reviewed for impairment annually, during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment in Q2 2025, noting no impairment.
We regularly perform reviews to determine if an event has occurred that may indicate identifiable intangible assets are potentially impaired. During Q2 2025, we performed a recoverability test when the planned use of a finite-lived intangible asset changed, resulting in an impairment charge of $23 million recorded in cost of product revenue. We concluded the carrying value of the intangible asset exceeded its estimated fair value, which was determined using a discounted cash flow model that included estimates and assumptions for projected future cash flows. The estimates and assumptions used in our assessment of fair value represent Level 3 measurements as they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of June 29, 2025, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of June 29, 2025 and December 29, 2024, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $483 million and $477 million, respectively.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value of our cash flow hedges are recorded as a component of accumulated other comprehensive (loss) income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other income (expense), net. As of June 29, 2025, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of June 29, 2025 and December 29, 2024, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $689 million and $621 million, respectively. We recognized a loss of $2 million and a gain of $5 million in revenue in Q2 2025 and YTD 2025, respectively. We recognized gains of $4 million and $7 million in revenue in Q2 2024 and YTD 2024, respectively. As of June 29, 2025, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $2 million and $32 million, respectively. As of December 29, 2024, the fair value of foreign currency forward contracts was $27 million, recorded in total assets. Estimated losses reported in accumulated other comprehensive (loss) income expected to be recognized into earnings in the next 12 months are $22 million as of June 29, 2025.
Indemnification Liability
In connection with the GRAIL acquisition, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. This award was assumed by GRAIL in connection with the Spin-Off. For a period of 2.5 years following the Spin-Off, we are obligated to indemnify GRAIL for cash payments that become earned and payable related to the award. The indemnification is accounted for in accordance with ASC 460. As of both June 29, 2025 and December 29, 2024, we recognized a non-contingent liability of $1 million related to this indemnification.

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
On November 1, 2023, the defendants filed a motion to dismiss the complaint. On the same day, Illumina-joined by the director defendants-moved to strike portions of the complaint that contain improperly included confidential and privileged information. On January 16, 2024, the Court granted the motion to strike. On December 5, 2023, the plaintiffs moved to expedite the proceedings with respect to their direct claims. The director defendants opposed that motion and Illumina joined their opposition. On January 19, 2024, the Court denied plaintiffs’ motion to expedite. On January 23, 2024, the plaintiffs filed a motion for reargument of the Court’s January 16 opinion, which the Court denied on February 19, 2024. On February 29, 2024, the plaintiffs filed an application to the trial court to certify the orders granting the motion to strike and denying the motion for reargument for interlocutory appeal. The Court refused the application on March 20, 2024. On March 14, 2024, the plaintiffs filed an application for interlocutory appeal with the Supreme Court of Delaware, which the Court denied on April 11, 2024.
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
On March 27, 2025, the parties in the Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al., City of Roseville General Employees Retirement System, et al. v. deSouza, et al. and The Pavers and Road Builders Benefit Funds v. deSouza, et al. Delaware shareholder derivative actions filed a stipulation to consolidate those actions. On April 11, 2025, the parties to the Icahn Partners LP, et al. v. deSouza, et al. action informed the court that they had agreed to a settlement in principle of that action. The proposed settlement involves a release of claims and no payment by any party. On April 17, 2025, the court held a teleconference on the consolidated action, during which it directed the parties to (i) refile the consolidation stipulation once the Icahn Partners LP, et al. v. deSouza, et al. settlement was finalized and (ii) proceed with the briefing on the motion to dismiss the operative complaint in the consolidated action, which is the complaint filed in The Pavers and Road Builders Benefit Funds v. deSouza, et al.
On June 2, 2025, (i) Alex Aravanis filed his opening brief in support of his motion to dismiss, (ii) Francis deSouza, John W. Thompson, Frances Arnold, Caroline Dorsa, Robert Epstein, Scott Gottlieb, Gary Guthart, Philip Schiller and Susan Siegel (Director Defendants) filed their opening brief in support of their motion to dismiss and (iii) Illumina filed a joinder to the Director Defendants’ motion. On June 3, 2025, the Director Defendants filed a corrected version of their brief, which Illumina joined. On July 17, 2025, the court granted a stipulation filed by the parties giving plaintiffs until August 8, 2025 to file an amended complaint. Pursuant to the stipulation, any opening brief to dismiss or answer is due by October 3, 2025, any answering brief is due by November 20, 2025, any reply brief is due by December 19, 2025 and any hearing on the motion to dismiss will be held February 13, 2026.
In light of the fact that these lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigations.
On May 1, 2024, stockholder Michael Warner sent a litigation demand to our Board of Directors requesting that a civil action for monetary damages be brought by the Board of Directors on behalf of Illumina against officers and directors involved with the GRAIL acquisition. On July 30, 2024, the Board unanimously determined that it was in the best interest of the Company and its shareholders to defer a final decision on the demand given, among other things, the pending stockholder lawsuits described herein and the similarity of issues raised in the demand and those lawsuits. Our Board will monitor the stockholder lawsuits and revisit the demand as warranted as the lawsuits progress.
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
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. On August 12, 2024, the Plaintiffs filed their consolidated complaint. On September 6, 2024, Illumina and the other named defendants filed a motion to stay the litigation. On October 4, 2024, the plaintiffs opposed the motion to stay. At a hearing held on December 6, 2024, the Court declined to stay the litigation. On February 28, 2025, the defendants filed demurrers seeking dismissal of the litigation. On April 30, 2025, Plaintiffs filed their oppositions to the demurrers. On May 30, 2025, defendants filed their reply briefs. On June 20, 2025, the Court held an initial hearing on the demurrers and set a hearing for further argument on August 29, 2025.
In light of the fact that the lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigation.
DOJ Civil Investigative Demand
On January 18, 2024, we received a civil investigative demand (CID) from the U.S. Department of Justice, requiring production of certain documents and information in the course of a False Claims Act investigation to determine whether there is or has been a violation of 31 U.S.C. § 3729. The False Claims Act investigation concerns allegations that the Company caused the submission of false claims to Medicare and other federal government programs because it misrepresented its compliance with cybersecurity requirements to the Food and Drug Administration and other federal agencies that purchase its devices. On July 22, 2025, while denying the allegations and any liability, and to avoid the cost and distraction of litigation, the Company entered into a settlement agreement with the Department of Justice resolving the allegations. Under the settlement agreement, the Company will make a one-time payment of $9.8 million plus interest in exchange for a release from civil monetary claims related to the sale of certain sequencing instruments sold to federal agencies between 2016 and 2023.

9. INCOME TAXES
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income (loss) before income taxes and taxable income.

Our effective tax rate for Q2 2025 and YTD 2025 was 23.4% and 25.1%, respectively, compared to (0.6)% and (1.4)% in Q2 2024 and YTD 2024, respectively. The variance from the U.S. federal statutory tax rate of 21% in Q2 2025 and YTD 2025 was primarily due to the $10 million and $20 million income tax expense impact of capitalizing research and development expense for tax purposes, respectively. The tax rate in Q2 2025 and YTD 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.
As of June 29, 2025 and December 29, 2024, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $75 million and $74 million, respectively.

10. SEGMENT INFORMATION
As of June 29, 2025, we have one reportable segment, Core Illumina. Prior to the Spin-Off of GRAIL, on June 24, 2024, our reportable segments included both Core Illumina and GRAIL. We continue to disclose certain historical information for GRAIL prior to the Spin-Off. Segment information is consistent with how our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews financial information, makes operating decisions, allocates resources, and assesses performance. We also consider the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined.
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
The following tables present selected financial information with respect to segments for the periods presented:

In millions	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Core Illumina:
Revenue (1)	$1,059	$1,092	$2,100	$2,148
Less:
Cost of revenue	364	349	722	712
Research and development	247	241	499	479
Selling and marketing	146	165	311	318
General and administrative	88	(105)	190	78
Goodwill and intangible impairment	—	—	—	3
Core Illumina income from operations	214	442	378	558
GRAIL:
Revenue	—	29	—	55
Total operating expenses (2)	—	2,107	—	2,360
Consolidated other income (expense), net	92	(339)	110	(337)
Consolidated provision for income taxes	71	12	122	28
Intersegment eliminations	—	(1)	—	(2)
Consolidated net income (loss)	$235	$(1,988)	$366	$(2,114)
_____________
(1)Core Illumina revenue included intercompany revenue of $9 million and $15 million in Q2 2024 and YTD 2024.
(2)GRAIL operating expenses are inclusive of cost of revenue, research and development, selling and marketing, general and administrative, and goodwill and intangible impairment for the comparative period prior to the Spin-Off on June 24, 2024.

In millions	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Depreciation and amortization:
Core Illumina	$68	$69	$137	$137
GRAIL	—	36	—	76
Consolidated depreciation and amortization	$68	$105	$137	$213

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
Our discussion of our results of operations, financial condition, and cash flow for Q2 2024 and YTD 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended June 30, 2024.
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
We have one reportable segment, Core Illumina, as of June 29, 2025. Prior to the GRAIL Spin-Off, our reportable segments included both Core Illumina and GRAIL. See note 10. Segment Information for details on our segments.
On June 22, 2025, we entered into a Stock Purchase Agreement (the Purchase Agreement) with Standard BioTools to acquire SomaLogic and other specified assets for $350 million in cash, subject to customary adjustments. The Purchase Agreement further provides for, in connection with the revenues generated from certain products and services, (i) royalty streams and (ii) up to $75 million in potential milestone payments to Standard BioTools. We believe our acquisition of SomaLogic will enhance our presence in the expanding proteomics market and advance our multiomics strategy. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and is expected to close in the first half of 2026. See note 2. Pending Acquisition for further details.
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
Financial Overview
Macroeconomic factors such as tariffs, inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine, and reductions in the U.S. government’s funding of the NIH continue to impact both Illumina directly and our customers’ behavior. Some customers, specifically research customers, continue to manage inventory and capital more conservatively and some labs are delaying projects due to funding concerns. In Q1 2025, we were added to the unreliable entities list by regulatory authorities in China and received notice that we are not permitted to export sequencing instruments into China. See the risk factor “Regulatory Authorities in China have added Illumina to the List of Unreliable Entities” described in the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 30, 2025. We expect these factors to continue to have an impact on our sales and results of operations in 2025, the size and duration of which is significantly uncertain.
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
Beginning in April 2025, the U.S. government and several other countries enacted tariffs. Under the current tariff environment, the largest cost impact to us relates to importation from our manufacturing facility in Singapore. The remainder is a mix of importation of parts and sub-assemblies to our manufacturing operations in the United States and importation into China. We have and will continue to take several actions to fully mitigate the impact of these tariffs, expecting to partially mitigate the impact in 2025, through supply chain optimization, cost measures, and pricing actions. Based on the current tariff environment, our aim is to more fully mitigate the impact in 2026.

Financial highlights for YTD 2025 included the following:
•Revenue decreased 4% in YTD 2025 to $2,100 million compared to $2,188 million in YTD 2024 primarily due to a decrease in service and other revenue, driven by a decrease in GRAIL service and other revenue, as a result of the Spin-Off in Q2 2024, and a decrease in Core Illumina service and other revenue, primarily driven by decreased revenue from our strategic partnerships. The decrease was also driven by a decrease in Core Illumina instruments revenue, primarily due to fewer shipments of our high- and mid-throughput sequencing instruments and a slight decrease in consumables revenue.
•Gross margin was 65.6% in YTD 2025 compared to 63.5% in YTD 2024. The increase in gross margin was driven by the Spin-Off of GRAIL in Q2 2024. Core Illumina gross margin decreased in YTD 2025 primarily due to a $23 million impairment of an intangible asset, higher freight and duties costs related to tariffs, and an increase in field service costs, partially offset by lower strategic partnership revenue, that is lower margin, and a more favorable product mix. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and strategic partnership revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; tariffs; and product support obligations.
•Income from operations was $378 million in YTD 2025 compared to loss from operations of $1,749 million in YTD 2024. The change was primarily due to a decrease in operating expense of $2,137 million, offset by a decrease in gross profit of $10 million. The decrease in operating expense was primarily driven by a decrease in GRAIL operating expense of $2,267 million given the Spin-Off in Q2 2024, primarily due to the $1,886 million goodwill and intangible asset impairment recognized for GRAIL in YTD 2024, partially offset by an increase in Core Illumina operating expense of $122 million. The increase in Core Illumina operating expense was primarily due to a lower net gain recognized on our contingent consideration liabilities, primarily related to the GRAIL CVRs, of $223 million, partially offset by a decrease in acquisition-related costs, which included $52 million of expenses incurred in YTD 2024 directly related to the Spin-Off of GRAIL. We continue to focus on our operational excellence and cost reduction initiatives to accelerate growth and expand operating margins.
•Our effective tax rate was 25.1% in YTD 2025 compared to (1.4)% in YTD 2024. The variance from the U.S. federal statutory tax rate of 21% was primarily because of the income tax expense impact of research and development expense capitalization for tax purposes. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q2 2025 with cash, cash equivalents, and short-term investments totaling $1,155 million, of which approximately $407 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Revenue:
Product revenue	86.1%	83.4%	85.4%	82.4%
Service and other revenue	13.9	16.6	14.6	17.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	26.1	22.6	25.2	23.0
Cost of service and other revenue	6.7	8.5	7.6	9.2
Amortization of acquired intangible assets	1.6	4.1	1.6	4.3
Total cost of revenue	34.4	35.2	34.4	36.5
Gross profit	65.6	64.8	65.6	63.5
Operating expense:
Research and development	23.3	29.2	23.8	30.2
Selling, general and administrative	22.1	13.2	23.8	26.9
Goodwill and intangible impairment	—	169.6	—	86.3
Total operating expense	45.4	212.0	47.6	143.4
Income (loss) from operations	20.2	(147.2)	18.0	(79.9)
Other income (expense):
Interest income	0.9	1.2	1.0	1.1
Interest expense	(2.4)	(1.8)	(2.4)	(1.8)
Other income (expense), net	10.2	(29.9)	6.6	(14.7)
Total other income (expense), net	8.7	(30.5)	5.2	(15.4)
Income (loss) before income taxes	28.9	(177.7)	23.2	(95.3)
Provision for income taxes	6.7	1.1	5.8	1.3
Net income (loss)	22.2%	(178.8)%	17.4%	(96.6)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q2 2025	Q2 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Core Illumina:
Consumables	$811	$815	$(4)	—%	$1,580	$1,584	$(4)	—%
Instruments	101	120	(19)	(16)	213	234	(21)	(9)
Total product revenue	912	935	(23)	(2)	1,793	1,818	(25)	(1)
Service and other revenue	147	157	(10)	(6)	307	330	(23)	(7)
Total Core Illumina revenue	1,059	1,092	(33)	(3)	2,100	2,148	(48)	(2)
GRAIL:
Service and other revenue	—	29	(29)	(100)	—	55	(55)	(100)
Eliminations	—	(9)	9	(100)	—	(15)	15	(100)
Total consolidated revenue	$1,059	$1,112	$(53)	(5)%	$2,100	$2,188	$(88)	(4)%
The slight decrease in Core Illumina consumables revenue in Q2 2025 and YTD 2025 was primarily due to a decrease in microarray consumables, partially offset by an increase in sequencing consumables, which was driven by strength in high-throughput consumables as customers continue to transition to NovaSeq X. Instruments revenue decreased in Q2 2025 and YTD 2025 primarily due to a decrease in sequencing instruments revenue of $20 million and $22 million, respectively, due to fewer shipments of our high- and mid-throughput instruments, as capital and cash flow constraints continue to impact our customer’s purchasing behavior. The decrease was partially offset by an increase in MiSeq i100 Series shipments, which launched in Q4 2024. Core Illumina service and other revenue decreased in Q2 2025 and YTD 2025 primarily due to decreased revenue from our strategic partnerships.
The decrease in GRAIL revenue in Q2 2025 and YTD 2025 was due to the Spin-Off in Q2 2024.
Gross Margin

Dollars in millions	Q2 2025	Q2 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Gross profit (loss):
Core Illumina	$695	$743	$(48)	(6)%	$1,378	$1,436	$(58)	(4)%
GRAIL	—	(16)	16	(100)	—	(38)	38	(100)
Eliminations	—	(6)	6	(100)	—	(10)	10	(100)
Consolidated gross profit	$695	$721	$(26)	(4)%	$1,378	$1,388	$(10)	(1)%

Gross margin:
Core Illumina	65.6%	68.0%			65.6%	66.9%
GRAIL	*	*			*	*
Consolidated gross margin	65.6%	64.8%			65.6%	63.5%
________________
*Not meaningful.

Core Illumina gross margin decreased in Q2 2025 and YTD 2025 primarily due to a $23 million intangible asset impairment, higher freight and duties costs related to tariffs, and an increase in field service costs, partially offset by lower strategic partnership revenue, that is lower margin, and a more favorable product mix towards consumables.
The decrease in GRAIL gross loss in Q2 2025 and YTD 2025 was due to the Spin-Off in Q2 2024.

Operating Expense

Dollars in millions	Q2 2025	Q2 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Research and development:
Core Illumina	$247	$241	$6	2%	$499	$479	$20	4%
GRAIL	—	88	(88)	(100)	—	189	(189)	(100)
Eliminations	—	(4)	4	(100)	—	(8)	8	(100)
Consolidated research and development	247	325	(78)	(24)	499	660	(161)	(24)

Selling, general and administrative:
Core Illumina	234	60	174	290	501	396	105	27
GRAIL	—	88	(88)	(100)	—	192	(192)	(100)
Eliminations	—	(1)	1	(100)	—	—	—	—
Consolidated selling, general and administrative	234	147	87	59	501	588	(87)	(15)

Goodwill and intangible impairment:
Core Illumina	—	—	—	—	—	3	(3)	(100)
GRAIL	—	1,886	(1,886)	(100)	—	1,886	(1,886)	(100)
Consolidated goodwill and intangible impairment	—	1,886	(1,886)	(100)	—	1,889	(1,889)	(100)

Total consolidated operating expense	$481	$2,358	$(1,877)	(80)%	$1,000	$3,137	$(2,137)	(68)%
Core Illumina R&D expense increased by $6 million, or 2%, in Q2 2025 and by $20 million, or 4%, in YTD 2025 primarily due to increases in restructuring charges of $4 million and $13 million, respectively, and increases in employee related compensation costs and lab supply costs. The increase was partially offset by decreases in share-based compensation expense related to our optimization efforts and decreases in outside professional services.
Core Illumina SG&A expense increased by $174 million, or 290%, in Q2 2025 primarily due to a lower net gain recognized on our contingent consideration liabilities, primarily related to the GRAIL CVRs, of $250 million (recognized gains of $21 million and $271 million in Q2 2025 and Q2 2024, respectively). Excluding the impact from our contingent consideration liabilities, SG&A expense decreased in Q2 2025 primarily due to a decrease in acquisition-related costs, which included $37 million of expenses incurred in Q2 2024 directly related to the Spin-Off of GRAIL, a decrease in share-based compensation expense related to our optimization efforts, a decrease in outside professional services, a decrease in accrued interest on the fine previously imposed by the European Commission of $7 million, and a decrease in employee related compensation costs.

Core Illumina SG&A expense increased by $105 million, or 27%, in YTD 2025 primarily due to a lower net gain recognized on our contingent consideration liabilities, primarily related to the GRAIL CVRs, of $223 million (recognized gains of $32 million and $255 million in YTD 2025 and YTD 2024, respectively). Excluding the impact from our contingent consideration liabilities, SG&A expense decreased in Q2 2025 primarily due to a decrease in acquisition-related costs, which included $52 million of expenses incurred in YTD 2024 directly related to the Spin-Off of GRAIL, a decrease in restructuring charges of $16 million, primarily due to the lease and other asset impairments recognized in Q1 2024 on two of our properties, a decrease in accrued interest on the fine previously imposed by the European Commission of $14 million, and decreases in outside professional services, employee related compensation costs, and share-based compensation expense related to our optimization efforts.
The decrease in GRAIL R&D and SG&A expense in Q2 2025 and YTD 2025 was due to the Spin-Off in Q2 2024.
GRAIL goodwill and intangible impairment for Q2 2024 and YTD 2024 consisted of goodwill impairment of $1,466 million and IPR&D intangible asset impairment of $420 million as a result of performing impairment tests. Core Illumina goodwill and intangible impairment for YTD 2024 consisted of an IPR&D intangible asset impairment.
Other Income (Expense)

Dollars in millions	Q2 2025	Q2 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Interest income	$10	$13	$(3)	(23)%	$21	$25	$(4)	(16)%
Interest expense	(25)	(20)	(5)	25	(50)	(39)	(11)	28
Other income (expense), net	107	(332)	439	(132)	139	(323)	462	(143)
Total other income (expense), net (1)	$92	$(339)	$431	(127)%	$110	$(337)	$447	(133)%
_____________
(1)Total other income (expense), net in Q2 2024 and YTD 2024 primarily relates to Core Illumina segment.
Interest income in Q2 2025 and YTD 2025 was relatively flat and consisted primarily of interest on our money market funds. Interest expense consisted primarily of interest on our outstanding term debt and increased in Q2 2025 and YTD 2025 due to the issuance of our 2026 Term Notes in Q3 2024. The fluctuation in other income (expense), net in Q2 2025 and YTD 2025 was primarily due to net gains recognized on our strategic investments, primarily on marketable equity securities, in Q2 2025 and YTD 2025 compared to net losses recognized in Q2 2024 and YTD 2024. We recognized gains of $101 million and $133 million in Q2 2025 and YTD 2025, respectively and losses of $335 million and $330 million in Q2 2024 and YTD 2024, respectively. The significant losses recognized in Q2 2024 and YTD 2024 primarily related to our retained investment in GRAIL subsequent to the Spin-Off.
Provision for Income Taxes

Dollars in millions	Q2 2025	Q2 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Income (loss) before income taxes	$306	$(1,976)	$2,282	(115)%	$488	$(2,086)	$2,574	(123)%
Provision for income taxes	71	12	59	492	122	28	94	336
Net income (loss)	$235	$(1,988)	$2,223	(112)%	$366	$(2,114)	$2,480	(117)%
Effective tax rate	23.4%	(0.6)%			25.1%	(1.4)%
Our effective tax rate was 23.4% and 25.1% in Q2 2025 and YTD 2025, respectively, compared to (0.6)% and (1.4)% in Q2 2024 and YTD 2024, respectively. The variance from the U.S. federal statutory tax rate of 21% for Q2 2025 and YTD 2025 was primarily due to the $10 million and $20 million income tax expense impact of capitalizing research and development expense for tax purposes, respectively. The tax rate in Q2 2025 and YTD 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.

In Q2 2024 and YTD 2024, the variance from the U.S. federal statutory tax rate of 21% was primarily due to the $308 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, the $99 million and $116 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, respectively, and the $41 million and $63 million income tax expense impact of capitalizing research and development expenses for tax purposes, respectively. The income tax expense in Q2 2024 and YTD 2024 was also favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.
We continue to review and analyze the impact of the recent U.S. tax legislation that was signed on July 4, 2025. As a result of the changes to U.S. based research and development expenses no longer being required to be capitalized, along with other aspects of the legislation, we anticipate our effective tax rate to decrease starting in Q3 2025. Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
LIQUIDITY AND CAPITAL RESOURCES
As of June 29, 2025, we had $934 million in cash and cash equivalents, of which $407 million was held by foreign subsidiaries. Cash and cash equivalents decreased by $193 million from December 29, 2024 due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. As of June 29, 2025, we had $221 million in short-term investments, comprised of marketable equity securities.
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
In January 2023, we entered into the Revolving Credit Agreement, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and consent of the extending lenders and certain other conditions. As of June 29, 2025, there were no outstanding borrowings.
On June 22, 2025, we entered into a Stock Purchase Agreement (the Purchase Agreement) with Standard BioTools to acquire SomaLogic and other specified assets for $350 million in cash, subject to customary adjustments. The Purchase Agreement further provides for, in connection with the revenues generated from certain products and services, (i) royalty streams and (ii) up to $75 million in potential milestone payments to Standard BioTools. The Purchase Agreement contains certain termination rights if the consummation of the acquisition does not occur on or before March 23, 2026, subject to three automatic three-month extensions related to obtaining required regulatory approvals. Upon termination of the Purchase Agreement under specified circumstances relating to the failure to obtain regulatory approvals, we would be required to pay Standard BioTools a termination fee of $14.5 million.
As of June 29, 2025, the fair value of our contingent consideration liability related to GRAIL was $40 million, of which $39 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In YTD 2025, we paid $660,000 in aggregate Covered Revenue Payments related to aggregate Covered Revenues for the period Q4 2024 through Q1 2025 of $70 million.

In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to approximately $804 million of our outstanding common stock remained available as of June 29, 2025. Subsequent to June 29, 2025 and through August 1, 2025, we repurchased an additional approximate 230,300 shares of our common stock for $22 million. We intend to repurchase incremental shares over the course of 2025.
We had $3 million (plus recallable distributions of approximately $10 million), $39 million, and $35 million, respectively, remaining in our capital commitments to three venture capital investment funds as of June 29, 2025 that are callable through April 2026, July 2029, and December 2034, respectively.
We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities and available borrowing capacity under the Revolving Credit Facility, are sufficient to fund our near-term capital and operating needs for at least the next 12 months, including the cash requirements of funding the pending acquisition of SomaLogic as described above. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, may include:
•support of commercialization efforts related to our current and future products;
•acquisitions of equipment and other fixed assets for use in our current and future manufacturing and research and development facilities;
•the continued advancement of research and development efforts;
•potential strategic acquisitions and investments, including the pending acquisition of SomaLogic;
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

Cash Flow Summary

In millions	YTD 2025	YTD 2024
Net cash provided by operating activities	$474	$157
Net cash used in investing activities	(112)	(89)
Net cash used in financing activities	(566)	(191)
Effect of exchange rate changes on cash and cash equivalents	11	(5)
Net decrease in cash and cash equivalents	$(193)	$(128)

Operating Activities
Net cash provided by operating activities of $474 million in YTD 2025 consisted of net income of $366 million, plus net adjustments of $187 million, less net changes in operating assets and liabilities of $79 million. The primary adjustments to net income included share-based compensation expense of $142 million, depreciation and amortization expense of $137 million, deferred income taxes of $41 million, and intangible asset impairment of $23 million, offset by net gains on strategic investments of $133 million and change in fair value of contingent consideration liabilities of $32 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by decreases in accrued liabilities, accounts receivable, and accounts payable, partially offset by increases in inventory and other long-term liabilities.
Investing Activities
Net cash used in investing activities was $112 million in YTD 2025. We primarily invested $62 million in capital expenditures, primarily associated with investments in facilities, and purchased strategic investments of $43 million.
Financing Activities
Net cash used in financing activities was $566 million in YTD 2025. We used $570 million to repurchase our common stock and $23 million to pay taxes related to net share settlement of equity awards. We received proceeds from the sale of shares under our employee stock purchase plan of $28 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income (loss), and net income (loss), as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Although recently imposed tariffs, reductions in the U.S. government’s funding of the National Institutes of Health, our inclusion on the unreliable entities list by regulatory authorities in China and the prohibition of our export of sequencing instruments into China, as well as macroeconomic factors such as inflation, exchange rate fluctuations, and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2025.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note 1. Organization and Significant Accounting Policies within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in YTD 2025, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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

During the second quarter of 2025, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 30, 2025, which we strongly encourage you to review.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Shares repurchased in open market transactions pursuant to this program during Q2 2025, which included unsettled repurchases as of June 29, 2025, were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 31, 2025 - April 27, 2025	—	$—	—	$1,184,405
April 28, 2025 - May 25, 2025	1,384	$81.31	1,384	$1,071,906
May 26, 2025 - June 29, 2025	3,105	$86.15	3,105	$804,406
Total	4,489	$84.66	4,489	$804,406
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended June 29, 2025.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended June 29, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Stock Purchase Agreement, dated June 22, 2025, between Illumina, Inc. and Standard BioTools Inc.*	8-K	001-35406	2.1	6/23/2025

31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Ankur Dhingra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Ankur Dhingra pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
__________________________________
+ Management contract or corporate plan or arrangement
* Portions of this exhibit omitted pursuant to Item 601(a)(5), Item 601(b)(2) or Item 601(b)(10) of Regulation S-K, as applicable. The Company agrees to furnish a supplemental and unredacted copy of any omitted schedule to the Securities and Exchange Commission upon its request.

FORM 10-Q CROSS-REFERENCE INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINA, INC. (registrant)

Date:	August 1, 2025
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer