Form 10-Q
period 2025-09-28
ILLUMINA, INC.
filed 2025-10-31
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 28, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of October 24, 2025, there were 152.8 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2025

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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, competitive landscape, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 30, 2025, and on Form 10-Q for the period ended June 29, 2025, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 28, 2025	December 29, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,050	$1,127
Short-term investments	228	93
Accounts receivable, net	729	735
Inventory, net	590	547
Prepaid expenses and other current assets	199	244
Total current assets	2,796	2,746
Property and equipment, net	748	815
Operating lease right-of-use assets	382	419
Goodwill	1,113	1,113
Intangible assets, net	225	295
Deferred tax assets, net	490	567
Other assets	423	348
Total assets	$6,177	$6,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$221
Accrued liabilities	746	827
Term debt, current portion	998	499
Total current liabilities	1,962	1,547
Operating lease liabilities	506	554
Term debt	994	1,490
Other long-term liabilities	334	339
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	7,762	7,525
Accumulated other comprehensive (loss) income	(12)	22
Accumulated deficit	(726)	(1,242)
Treasury stock, at cost	(4,645)	(3,934)
Total stockholders’ equity	2,381	2,373
Total liabilities and stockholders’ equity	$6,177	$6,303

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue:
Product revenue	$927	$914	$2,719	$2,718
Service and other revenue	157	166	465	550
Total revenue	1,084	1,080	3,184	3,268
Cost of revenue:
Cost of product revenue	267	235	795	739
Cost of service and other revenue	68	84	228	286
Amortization of acquired intangible assets	16	16	50	110
Total cost of revenue	351	335	1,073	1,135
Gross profit	733	745	2,111	2,133
Operating expense:
Research and development	229	253	728	913
Selling, general and administrative	277	239	777	813
Goodwill and intangible impairment	—	—	—	1,889
Legal contingency and settlement	—	(488)	—	(474)
Total operating expense	506	4	1,505	3,141
Income (loss) from operations	227	741	606	(1,008)
Other income (expense):
Interest income	9	11	30	36
Interest expense	(25)	(36)	(75)	(75)
Other income (expense), net	9	4	148	(319)
Total other (expense) income, net	(7)	(21)	103	(358)
Income (loss) before income taxes	220	720	709	(1,366)
Provision for income taxes	70	15	193	44
Net income (loss)	$150	$705	$516	$(1,410)
Earnings (loss) per share:
Basic	$0.98	$4.43	$3.30	$(8.86)
Diluted	$0.98	$4.42	$3.29	$(8.86)
Shares used in computing earnings (loss) per share:
Basic	153	159	156	159
Diluted	154	160	157	159
See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$150	$705	$516	$(1,410)
Unrealized gain (loss) on cash flow hedges, net of deferred tax	9	(19)	(34)	(4)
Total comprehensive income (loss)	$159	$686	$482	$(1,414)

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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance as of December 29, 2024	200	$2	$7,525	$22	$(1,242)	(41)	$(3,934)	$2,373
Net income	—	—	—	—	131	—	—	131
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(14)	—	—	—	(14)
Issuance of common stock, net of repurchases	1	—	10	—	—	(1)	(205)	(195)
Share-based compensation	—	—	73	—	—	—	—	73
Balance as of March 30, 2025	201	2	7,608	8	(1,111)	(42)	(4,139)	2,368
Net income	—	—	—	—	235	—	—	235
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(29)	—	—	—	(29)
Issuance of common stock, net of repurchases	—	—	(1)	—	—	(5)	(384)	(385)
Share-based compensation	—	—	69	—	—	—	—	69
Balance as of June 29, 2025	201	2	7,676	(21)	(876)	(47)	(4,523)	2,258
Net income	—	—	—	—	150	—	—	150
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	9	—	—	—	9
Issuance of common stock, net of repurchases	—	—	16	—	—	(1)	(122)	(106)
Share-based compensation	—	—	70	—	—	—	—	70
Balance as of September 28, 2025	201	$2	$7,762	$(12)	$(726)	(48)	$(4,645)	$2,381

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net income (loss)	$516	$(1,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	153	170
Amortization of intangible assets	51	113
Share-based compensation expense	212	291
Deferred income taxes	82	(161)
Net (gains) losses on strategic investments	(137)	342
Change in fair value of contingent consideration liabilities	(29)	(304)
Goodwill and intangible impairment	23	1,889
Property and equipment and right-of-use asset impairment	4	32
Gain on Helix contingent value right	—	(15)
Other	18	11
Changes in operating assets and liabilities:
Accounts receivable	13	20
Inventory	(43)	(9)
Prepaid expenses and other current assets	(1)	(11)
Operating lease right-of-use assets and liabilities, net	(25)	(21)
Other assets	(13)	(14)
Accounts payable	(13)	(35)
Accrued liabilities	(69)	(406)
Other long-term liabilities	16	(9)
Net cash provided by operating activities	758	473
Cash flows from investing activities:
Net purchases of property and equipment	(93)	(99)
Net purchases of strategic investments	(63)	(33)
Cash paid for acquisitions and intangible assets, net of cash required	(7)	(81)
Cash received for Helix contingent value right	—	83
Net cash used in investing activities	(163)	(130)
Cash flows from financing activities:
Common stock repurchases	(700)	(99)
Taxes paid related to net share settlement of equity awards	(24)	(2)
Proceeds from issuance of common stock	44	56
Payments on contingent consideration liabilities	(1)	(1)
Proceeds from debt, net of issuance costs	—	1,241
Payments on debt obligations	—	(750)
GRAIL cash deconsolidated as a result of spin-off	—	(968)
Net cash used in financing activities	(681)	(523)
Effect of exchange rate changes on cash and cash equivalents	9	1
Net decrease in cash and cash equivalents	(77)	(179)
Cash and cash equivalents at beginning of period	1,127	1,048
Cash and cash equivalents at end of period	$1,050	$869
Supplemental cash flow information:
GRAIL net assets, excluding cash and cash equivalents, deconsolidated as a result of spin-off	$—	$1,770

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
On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a new public company through the distribution of 26,547,021 shares of GRAIL common stock to Illumina stockholders on a pro rata basis. The distribution reflected approximately 85.5% of the outstanding common stock of GRAIL as of 5:00 p.m. New York time on June 13, 2024, the record date for the distribution (the Record Date). We retained approximately 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and GRAIL’s results of operations and cash flows have not been reclassified. As part of the Spin-Off, we contributed to GRAIL an amount, in cash, to cover 2.5 years of GRAIL’s operations (the Disposal Funding), which was determined to be $974 million, less the cash and cash equivalents held by GRAIL. In planning for and executing the Spin-Off, we incurred $53 million in separation-related transaction costs during YTD 2024, which were recorded in selling, general and administrative expense.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q3 2025 and Q3 2024 refer to the three months ended September 28, 2025 and September 29, 2024, respectively, which were both 13 weeks. References to year-to-date (YTD) 2025 and 2024 refer to the nine months ended September 28, 2025 and September 29, 2024, respectively, which were both 39 weeks.

Significant Accounting Policies
During YTD 2025, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The new standard includes enhanced income tax disclosures, specifically related to the rate reconciliation and income taxes paid for annual periods. We will adopt the standard and provide the additional disclosures on the effective date, in our fourth quarter of fiscal year 2025, and expect the standard to be applied retrospectively, as permitted.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new standard is intended to modernize the recognition and disclosure framework for capitalized internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The standard is effective for us beginning in our first quarter of fiscal year 2028, with early adoption permitted, and can be applied using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact of ASU 2025-06 on the consolidated financial statements.
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
The weighted average shares used to calculate basic and diluted earnings (loss) per share were as follows:

In millions	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Weighted average shares outstanding	153	159	156	159
Effect of potentially dilutive common shares from:
Equity awards	1	1	1	—
Weighted average shares used in calculating diluted earnings (loss) per share	154	160	157	159

Antidilutive shares:
Equity awards	2	2	3	4
Potentially dilutive shares excluded from calculation due to antidilutive effect	2	2	3	4

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
Revenue by Source

	Q3 2025			Q3 2024
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$747	$69	$816	$741	$66	$807
Instruments	107	4	111	104	3	107
Total product revenue	854	73	927	845	69	914
Service and other revenue	147	10	157	150	16	166
Total revenue	$1,001	$83	$1,084	$995	$85	$1,080

	YTD 2025			YTD 2024
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,183	$212	$2,395	$2,160	$216	$2,376
Instruments	311	13	324	330	12	342
Total product revenue	2,494	225	2,719	2,490	228	2,718
Service and other revenue	425	40	465	499	51	550
Total revenue	$2,919	$265	$3,184	$2,989	$279	$3,268
Revenue by Geographic Area

Based on region of destination (in millions)	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Americas	$612	$609	$1,768	$1,852
Europe	309	291	911	859
Greater China (1)	52	75	187	228
Asia-Pacific, Middle East, and Africa (2)	111	105	318	329
Total revenue	$1,084	$1,080	$3,184	$3,268
_____________
(1)Region includes revenue from China, Taiwan, and Hong Kong.
(2)Region includes revenue from Russia and Turkey.

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within approximately three to six months after the contract execution date. As of September 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $747 million, of which 77% is expected to be converted to revenue in the next twelve months, 11% in the following twelve months, and the remainder thereafter.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, were $22 million and $16 million as of September 28, 2025 and December 29, 2024, respectively, and were recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of September 28, 2025 and December 29, 2024, were $307 million and $327 million, respectively, of which $234 million and $260 million, respectively, was short-term and recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q3 2025 and YTD 2025 included $47 million and $214 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 29, 2024.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities, primarily our retained investment in GRAIL subsequent to the Spin-Off. As of September 28, 2025 and December 29, 2024, the fair value of our marketable equity securities totaled $228 million and $93 million, respectively.
Gains (losses) recognized in other income (expense), net on marketable equity securities were as follows:

In millions	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Net gains (losses) recognized during the period (1)	$7	$(4)	$135	$(333)
Less: Net gains (losses) recognized during the period on securities sold during the period	—	—	—	—
Net unrealized gains (losses) recognized during the period on securities still held at the reporting date	$7	$(4)	$135	$(333)
_____________
(1)Subsequent to the Spin-Off of GRAIL, we recognized a loss of $332 million in YTD 2024 on our retained investment.
Non-Marketable Equity Securities
As of September 28, 2025 and December 29, 2024, non-marketable equity securities, without readily determinable fair values, included in other assets, were $58 million and $26 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $215 million and $201 million as of September 28, 2025 and December 29, 2024, respectively. Gains and losses are recorded in other income (expense), net. We recorded net gains of $2 million and $10 million in Q3 2025 and YTD 2025, respectively. We recorded net losses of $6 million and $3 million in Q3 2024 and YTD 2024, respectively.

Our commitments to the Funds are as follows:

Dollars in millions	Capital commitments	Callable through date	Remaining callable as of September 28, 2025 (1)
Fund I	$100	April 2026	$3
Fund II	$150	July 2029	$39
Fund III	$60	December 2034	$27
_____________
(1)Fund I also had approximately $10 million of distributions that are recallable through December 31, 2025.
Revenue recognized from transactions with our strategic investees was $7 million and $22 million for Q3 2025 and YTD 2025, respectively, and $7 million and $13 million for Q3 2024 and YTD 2024, respectively.
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 28, 2025				December 29, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$851	$—	$—	$851	$931	$—	$—	$931
Marketable equity securities	228	—	—	228	93	—	—	93
Other investments	—	—	32	32	—	—	17	17
Deferred compensation plan assets	—	78	—	78	—	70	—	70
Total assets measured at fair value	$1,079	$78	$32	$1,189	$1,024	$70	$17	$1,111
Liabilities:
Contingent consideration liabilities	$—	$—	$43	$43	$—	$—	$73	$73
Deferred compensation plan liabilities	—	70	—	70	—	65	—	65
Total liabilities measured at fair value	$—	$70	$43	$113	$—	$65	$73	$138
Marketable equity securities are measured at fair value based on quoted trade prices in active markets. For other investments, which are included in other assets and consist primarily of convertible notes, we elected the fair value option. Fair value of the convertible notes is derived using a probability-weighted scenario approach with changes in fair value recognized in other income (expense), net. Deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We corroborate the fair value of our holdings, comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs.
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis, with changes in the fair value subsequent to the acquisition date, recognized in selling, general and administrative expense.

Changes in the estimated fair value of our contingent consideration liabilities during YTD 2025 were as follows:

In millions
Balance as of December 29, 2024	$73
Change in estimated fair value	(29)
Cash payments	(1)
Balance as of September 28, 2025	$43
The fair value of our contingent consideration liability related to GRAIL was $43 million and $71 million as of September 28, 2025 and December 29, 2024, respectively, of which $42 million and $70 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities. The contingent value rights issued as part of the GRAIL acquisition entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period through August 2033. As defined in the Contingent Value Rights Agreement, this will reflect a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the periods Q4 2024 through Q2 2025 and Q4 2023 through Q2 2024 were $106 million and $89 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments relating to such periods were $994,000 and $836,000, respectively, which were paid in YTD 2025 and YTD 2024, respectively.
We use a Monte Carlo simulation to estimate the fair value of our GRAIL contingent consideration. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Subsequent to the GRAIL Spin-Off, we no longer have access to GRAIL management’s forecasts. Therefore, we rely on information made public by GRAIL and information published in analyst reports to estimate forecasted revenues through August 2033. To estimate the liability as of September 28, 2025, we selected a revenue risk premium of 3%. Given volatility in GRAIL’s market capitalization, the revenue risk premium is derived from reconciling forecasted revenues for GRAIL to GRAIL’s market capitalization, primarily using a 60-day trailing average, and consideration of a Capital Asset Pricing Model and comparable company betas.
The assumptions used in estimating the fair value of our contingent consideration liability related to GRAIL are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. For example, an increase or decrease of 20%, in each year, to the forecasted revenues would have resulted in an increase of $13 million and a decrease of $11 million, respectively, in the liability as of September 28, 2025. Additionally, an increase or decrease of 250 basis points to the selected revenue risk premium would have resulted in a decrease of $8 million and an increase of $10 million, respectively. We expect high levels of volatility in the GRAIL contingent consideration liability are possible in future periods.

5. DEBT
Summary of Term Debt Obligations

In millions	September 28, 2025	December 29, 2024
Principal amount of 2025 Term Notes outstanding	$500	$500
Principal amount of 2026 Term Notes outstanding	500	500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(8)	(11)
Net carrying amount of term debt	1,992	1,989
Less: current portion	998	499
Term debt, non-current	$994	$1,490
Fair value of term debt outstanding (Level 2)	$1,964	$1,940

Interest expense, which included amortization of debt discounts and issuance costs, was $24 million and $73 million in Q3 2025 and YTD 2025, respectively, and $36 million and $74 million in Q3 2024 and YTD 2024, respectively.
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
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of September 28, 2025, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
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

6. STOCKHOLDERS' EQUITY
In Q2 2025, the Company’s stockholders approved an amendment and restatement of the Amended and Restated 2015 Stock and Incentive Compensation Plan (2015 Stock Plan) to, among other things, increase the maximum number of shares authorized for issuance by 7.9 million shares. As of September 28, 2025, approximately 11.5 million shares remained available for future grants under the Second Amended and Restated 2015 Stock Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU) (1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 29, 2024	3,879	700	$158.60	$164.87
Awarded	1,781	198	$86.35	$98.60
Vested	(815)	—	$149.95	$—
Cancelled	(560)	(180)	$144.92	$158.32
Outstanding at September 28, 2025	4,285	718	$132.01	$128.83
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
Employee Stock Purchase Plan (ESPP)
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2025, approximately 0.6 million shares were issued under the plan. As of September 28, 2025, approximately 11.8 million shares remained available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2025 were as follows:

Risk-free interest rate	3.82% - 4.94%
Expected volatility	41% - 48%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$25.94

Share-Based Compensation
Share-based compensation expense reported in our consolidated statements of operations was as follows:

In millions	Q3 2025	Q3 2024	YTD 2025	YTD 2024 (1)
Cost of product revenue	$5	$7	$16	$19
Cost of service and other revenue	1	1	2	5
Research and development	26	33	84	115
Selling, general and administrative	38	43	110	152
Share-based compensation expense, before taxes	70	84	212	291
Related income tax benefits	(15)	(18)	(46)	(66)
Share-based compensation expense, net of taxes	$55	$66	$166	$225
____________
(1)We recognized expense related to GRAIL liability-classified awards of $52 million in YTD 2024.
As of September 28, 2025, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $462 million was expected to be recognized over a weighted-average period of approximately 2.3 years.
Share Repurchases
In August 2024, our Board of Directors authorized a share repurchase program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to approximately $684 million of our outstanding common stock remained available as of September 28, 2025.
Share repurchase activity was as follows:

In millions, except shares in thousands	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Number of shares repurchased	1,236	770	7,453	770
Total cost of shares repurchased (1)	$121	$99	$706	$99
_____________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for all periods presented.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	September 28, 2025	December 29, 2024
Trade accounts receivable, gross	$738	$744
Allowance for credit losses	(9)	(9)
Total accounts receivable, net	$729	$735

Inventory

In millions	September 28, 2025	December 29, 2024
Raw materials	$251	$225
Work in process	418	404
Finished goods	50	31
Inventory, gross	719	660
Inventory reserve	(129)	(113)
Total inventory, net	$590	$547
Accrued Liabilities

In millions	September 28, 2025	December 29, 2024
Contract liabilities, current portion	$234	$260
Accrued compensation expenses (1)	232	252
Accrued taxes payable	84	101
Operating lease liabilities, current portion	78	79
Other, including warranties (2)	118	135
Total accrued liabilities	$746	$827
_____________
(1)Includes employee separation costs related to restructuring activities.
(2)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Balance at beginning of period	$16	$17	$18	$21
Additions charged to cost of product revenue	3	8	17	30
Repairs and replacements	(5)	(9)	(21)	(35)
Balance at end of period	$14	$16	$14	$16
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
Restructuring
In 2023, we implemented a cost reduction initiative that included workforce reductions, consolidation of certain facilities, and other actions to reduce expenses as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In Q1 2025, we implemented an incremental cost reduction initiative that included optimizing stock-based compensation and non-labor spending, as well as workforce reductions, to help mitigate the expected impact of a reduction in revenue and operating income from our Greater China business and the uncertainty in the U.S. government’s funding of the National Institutes of Health.

A summary of the pre-tax restructuring charges is as follows:

In millions	Q3 2025	Q3 2024	YTD 2025	YTD 2024	Cumulative charges recorded since inception
Employee separation costs	$2	$6	$41	$13	$101
Asset impairment charges (1)	—	—	—	32	146
Other costs	—	—	—	1	8
Total restructuring charges (2)	$2	$6	$41	$46	$255
_____________
(1)For YTD 2024, primarily relates to impairment of right-of-use assets and leasehold improvements for our Foster City campus.
(2)For Q3 2025, $1 million was recorded in R&D expense and $1 million in SG&A expense.
For YTD 2025, $23 million was recorded in SG&A expense, $15 million in R&D expense, with remainder in cost of revenue.
For Q3 2024, $5 million was recorded in SG&A expense and $1 million in R&D expense. For YTD 2024, $43 million was recorded in SG&A expense, $2 million in R&D expense, with remainder in cost of revenue. Charges for YTD 2024 primarily related to Core Illumina segment.
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
A summary of restructuring liability activity during YTD 2025 is as follows:

In millions	Employee Separation Costs (1)	Other Costs	Total
Amount recorded in accrued liabilities as of December 29, 2024	$2	$2	$4
Additional expense recorded	41	—	41
Cash payments	(39)	(2)	(41)
Adjustments to accrual	—	—	—
Amount recorded in accrued liabilities as of September 28, 2025	$4	$—	$4
_____________
(1)It is expected that substantially all of the employee separation costs will be paid by the end of Q4 2025.
Goodwill and Intangible Assets
Goodwill is reviewed for impairment annually, during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment in Q2 2025, noting no impairment.
We regularly perform reviews to determine if an event has occurred that may indicate identifiable intangible assets are potentially impaired. During Q2 2025, we performed a recoverability test when the planned use of a finite-lived intangible asset changed, resulting in an impairment charge of $23 million recorded in Q2 2025 in cost of product revenue. We concluded the carrying value of the intangible asset exceeded its estimated fair value, which was determined using a discounted cash flow model that included estimates and assumptions for projected future cash flows. The estimates and assumptions used in our assessment of fair value represent Level 3 measurements as they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value are recognized in other income (expense), net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of September 28, 2025, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of September 28, 2025 and December 29, 2024, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $508 million and $477 million, respectively.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value are recorded as a component of accumulated other comprehensive (loss) income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions, if any, are recognized in other income (expense), net. As of September 28, 2025, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of September 28, 2025 and December 29, 2024, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $670 million and $621 million, respectively. We recognized losses of $6 million and $1 million in revenue in Q3 2025 and YTD 2025, respectively. We recognized gains of $3 million and $10 million in revenue in Q3 2024 and YTD 2024, respectively. As of September 28, 2025, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $2 million and $20 million, respectively. As of December 29, 2024, the fair value of foreign currency forward contracts was $27 million, recorded in total assets. Estimated losses reported in accumulated other comprehensive (loss) income expected to be recognized into earnings in the next 12 months are $15 million as of September 28, 2025.
Indemnification Liability
In connection with the GRAIL acquisition, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. This award was assumed by GRAIL in connection with the Spin-Off. For a period of 2.5 years following the Spin-Off, we are obligated to indemnify GRAIL for cash payments that become earned and payable related to the award. The indemnification is accounted for in accordance with ASC 460. As of both September 28, 2025 and December 29, 2024, we recognized a non-contingent liability of $1 million related to this indemnification.

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
On March 27, 2025, the parties in the Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al., City of Roseville General Employees Retirement System, et al. v. deSouza, et al. and The Pavers and Road Builders Benefit Funds v. deSouza, et al. Delaware shareholder derivative actions filed a stipulation to consolidate those actions. On April 11, 2025, the parties to the Icahn Partners LP, et al. v. deSouza, et al. action informed the court that they had agreed to a settlement in principle of that action involving a release of claims and no payment by any party. On April 17, 2025, the court held a teleconference on the consolidated action, during which it directed the parties to (i) refile the consolidation stipulation once the Icahn Partners LP, et al. v. deSouza, et al. settlement was finalized and (ii) proceed with the briefing on the motion to dismiss the operative complaint in the consolidated action, which is the complaint filed in The Pavers and Road Builders Benefit Funds v. deSouza, et al.

On June 2, 2025, (i) Alex Aravanis filed his opening brief in support of his motion to dismiss, (ii) Francis deSouza, John W. Thompson, Frances Arnold, Caroline Dorsa, Robert Epstein, Scott Gottlieb, Gary Guthart, Philip Schiller and Susan Siegel (Director Defendants) filed their opening brief in support of their motion to dismiss and (iii) Illumina filed a joinder to the Director Defendants’ motion. On July 17, 2025, the court granted a stipulation filed by the parties giving plaintiffs until August 8, 2025, to file an amended complaint. On August 8, 2025, plaintiffs filed an amended complaint and a stipulation to dismiss without prejudice all claims against Alex Aravanis, and the court granted the stipulation the same day. In a settlement agreement dated August 21, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. agreed that the matter would be dismissed with a full release of claims and no payment by any party. On September 19, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. filed a stipulation and proposed order of dismissal in that case, which has not yet been granted.
On October 3, 2025, the Director Defendants filed their opening brief in support of defendants’ motion to dismiss the amended complaint filed in the consolidated Pavers action. Illumina filed a joinder to the opening brief. Any answering brief is due by November 20, 2025, any reply brief is due by December 19, 2025, and any hearing on the motion to dismiss will be held February 13, 2026.
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
Securities Class Actions
Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the Actions). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (Lead Plaintiff Motions). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs (the Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The complaint alleges that Illumina and GRAIL and certain of their current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina’s acquisition of GRAIL. On September 13, 2024, the Lead Plaintiffs filed a second amended consolidated complaint. On November 12, 2024, the Company and other defendants filed a motion to dismiss the second amended consolidated complaint. On December 20, 2024, the Lead Plaintiffs filed their opposition to the motion to dismiss. The defendants’ final reply brief was filed on February 3, 2025. On September 26, 2025, the Court granted the defendants’ motion to dismiss for failure to state a claim, but granted plaintiffs leave to file an amended complaint by October 27, 2025. On October 27, 2025, the Plaintiffs filed a Third Amended Complaint. The Company’s response is due December 11, 2025.

State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. On August 12, 2024, the Plaintiffs filed their consolidated complaint. On February 28, 2025, the defendants filed demurrers seeking dismissal of the litigation. On April 30, 2025, Plaintiffs filed their oppositions to the demurrers, and defendants filed their reply briefs on May 30, 2025. On September 3, 2025, the Court overruled Illumina’s demurrer. On September 16, 2025, Illumina filed its answer to the consolidated complaint denying the allegations.
On October 28, 2025, Illumina filed a writ with the California Court of Appeal seeking interlocutory appellate review of the Court’s order overruling Illumina’s demurrer.
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
Our effective tax rate for Q3 2025 and YTD 2025 was 31.8% and 27.2%, respectively, compared to 2.1% and (3.2)% in Q3 2024 and YTD 2024, respectively. The variance from the U.S. federal statutory tax rate of 21% in Q3 2025 and YTD 2025 was primarily due to the implications of the U.S. tax legislation that was signed on July 4, 2025, which included changes to no longer require capitalization of U.S. based research and development expenses. While the changes from the recent U.S. tax legislation were favorable, based on the available evidence, the increased U.S. tax deductions resulted in a determination that it is more likely than not the future realization of deferred tax assets associated with certain U.S. foreign tax credits may not be achieved. Therefore, a valuation allowance of $42 million was recorded as a one-time adjustment in Q3 2025 against the deferred tax assets associated with certain U.S. foreign tax credits that were generated in prior years that were not previously utilized. The tax rate in Q3 2025 and YTD 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.
As of September 28, 2025 and December 29, 2024, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $53 million and $74 million, respectively.

10. SEGMENT INFORMATION
As of September 28, 2025, we have one reportable segment, Core Illumina. Prior to the Spin-Off of GRAIL, on June 24, 2024, our reportable segments included both Core Illumina and GRAIL. We continue to disclose certain historical information for GRAIL prior to the Spin-Off. Segment information is consistent with how our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews financial information, makes operating decisions, allocates resources, and assesses performance. We also consider the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined.
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
The following tables present selected financial information with respect to segments for the periods presented:

In millions	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Core Illumina:
Revenue (1)	$1,084	$1,080	$3,184	$3,228
Less:
Cost of revenue	351	335	1,073	1,048
Research and development	229	253	728	732
Selling and marketing	148	163	458	480
General and administrative	129	76	319	141
Goodwill and intangible impairment	—	—	—	3
Legal contingency and settlement	—	(488)	—	(474)
Core Illumina income from operations	227	741	606	1,298
GRAIL:
Revenue	—	—	—	55
Total operating expenses (2)	—	—	—	2,360
Consolidated other (expense) income, net	(7)	(21)	103	(358)
Consolidated provision for income taxes	70	15	193	44
Intersegment eliminations	—	—	—	(1)
Consolidated net income (loss)	$150	$705	$516	$(1,410)
_____________
(1)Core Illumina revenue included intercompany revenue of $15 million in YTD 2024.
(2)GRAIL operating expenses are inclusive of cost of revenue, research and development, selling and marketing, general and administrative, and goodwill and intangible impairment for the comparative period prior to the Spin-Off on June 24, 2024.

In millions	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Depreciation and amortization:
Core Illumina	$67	$70	$204	$207
GRAIL	—	—	—	76
Consolidated depreciation and amortization	$67	$70	$204	$283

MANAGEMENT’S DISCUSSION & ANALYSIS
Our Management’s Discussion and Analysis (MD&A) is designed to help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying condensed consolidated financial statements and notes. This MD&A is organized as follows:
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
Our discussion of our results of operations, financial condition, and cash flow for Q3 2024 and YTD 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended September 29, 2024.
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
We have one reportable segment as of September 28, 2025. Prior to the GRAIL Spin-Off, our reportable segments included Core Illumina and GRAIL. See note 10. Segment Information for details on our segments.
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
Financial Overview
Macroeconomic factors such as tariffs, inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine, and reductions in the U.S. government’s funding of the NIH have impacted both Illumina directly and our customers’ behavior. Some customers, specifically research customers, continue to manage inventory and capital more conservatively and some labs are delaying projects due to funding concerns. In Q1 2025, we were added to the unreliable entities list by regulatory authorities in China and received notice that we are not permitted to export sequencing instruments into China. See the risk factor “Regulatory Authorities in China have added Illumina to the List of Unreliable Entities” described in our Quarterly Report on Form 10-Q for the period ended March 30, 2025 for more information. We expect these factors to continue to impact our sales and results of operations for the remainder of 2025 and beyond, the size and duration of which is significantly uncertain.
We have made significant progress towards our strategic goals. During 2024 and 2025, we focused on our operational excellence initiatives to improve productivity and achieve cost savings, including expanding operating margins, and on our capital allocation strategy, including significant share repurchases. In Q1 2025, we implemented an incremental $100 million cost reduction program for 2025, including optimizing stock-based compensation and non-labor spending and accelerating certain productivity measures, as well as workforce reductions, to help mitigate the expected impact of a reduction in revenue and related operating income from our Greater China business and the uncertainty in the U.S. government’s funding of the NIH. We expect to continue to make further progress towards our strategic goals, including a focus on returning to revenue growth.
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

Financial highlights for YTD 2025 included the following:
•Revenue decreased 3% in YTD 2025 to $3,184 million compared to $3,268 million in YTD 2024 primarily due to a decrease in service and other revenue, driven by a decrease in GRAIL service and other revenue of $55 million as a result of the Spin-Off in Q2 2024, and a decrease in Core Illumina service and other revenue, primarily driven by decreased revenue from our strategic partnerships. The decrease was also driven by a decrease in instruments revenue, primarily due to fewer shipments of our high- and mid-throughput sequencing instruments, offset by an increase in consumables revenue.
•Gross margin was 66.3% in YTD 2025 compared to 65.3% in YTD 2024. The increase in gross margin was driven by the Spin-Off of GRAIL in Q2 2024. Core Illumina gross margin decreased in YTD 2025 primarily due to higher costs related to tariffs and a $23 million impairment of an intangible asset, partially offset by lower strategic partnership revenue, that is lower margin. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and strategic partnership revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; tariffs; and product support obligations.
•Income from operations was $606 million in YTD 2025 compared to loss from operations of $1,008 million in YTD 2024. The change was due to a decrease in operating expense of $1,636 million, offset by a decrease in gross profit of $22 million. The decrease in operating expense was primarily driven by a decrease in GRAIL operating expense of $2,267 million, primarily due to the $1,886 million goodwill and intangible impairment recognized in YTD 2024, partially offset by an increase in Core Illumina operating expense of $623 million. The increase in operating expense was primarily due to a gain of $474 million recognized in YTD 2024 for legal contingency and settlement, primarily related to the withdrawn European Commission fine and a lower net gain recognized on our contingent consideration liabilities, primarily related to the GRAIL CVRs, of $275 million. Excluding these impacts, Core Illumina operating expense decreased in YTD 2025, primarily due to a decrease in acquisition-related costs, which included $53 million in YTD 2024 related to the Spin-Off. We continue to focus on our operational excellence and cost reduction initiatives to accelerate growth and expand operating margins.
•Our effective tax rate was 27.2% in YTD 2025 compared to (3.2)% in YTD 2024. The variance from the U.S. federal statutory tax rate of 21% was primarily due to the implications of the U.S. tax legislation that was signed on July 4, 2025, which included changes to no longer require capitalization of U.S. based research and development expenses. While the changes from the recent U.S. tax legislation were favorable, based on the available evidence, the increased U.S. tax deductions resulted in a determination that it is more likely than not the future realization of deferred tax assets associated with certain U.S. foreign tax credits may not be achieved. Therefore, a valuation allowance of $42 million was recorded as a one-time adjustment in Q3 2025 against the deferred tax assets associated with certain U.S. foreign tax credits that were generated in prior years that were not previously utilized. This was partially offset by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q3 2025 with cash, cash equivalents, and short-term investments totaling $1,278 million, of which approximately $501 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Revenue:
Product revenue	85.5%	84.6%	85.4%	83.2%
Service and other revenue	14.5	15.4	14.6	16.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	24.6	21.8	25.0	22.5
Cost of service and other revenue	6.3	7.8	7.2	8.8
Amortization of acquired intangible assets	1.5	1.5	1.5	3.4
Total cost of revenue	32.4	31.1	33.7	34.7
Gross profit	67.6	68.9	66.3	65.3
Operating expense:
Research and development	21.1	23.4	22.9	27.9
Selling, general and administrative	25.5	22.2	24.4	24.8
Goodwill and intangible impairment	—	—	—	57.8
Legal contingency and settlement	—	(45.3)	—	(14.4)
Total operating expense	46.6	0.3	47.3	96.1
Income (loss) from operations	21.0	68.6	19.0	(30.8)
Other income (expense):
Interest income	0.8	1.0	0.9	1.1
Interest expense	(2.3)	(3.4)	(2.4)	(2.3)
Other income (expense), net	0.9	0.4	4.7	(9.8)
Total other (expense) income, net	(0.6)	(2.0)	3.2	(11.0)
Income (loss) before income taxes	20.4	66.6	22.2	(41.8)
Provision for income taxes	6.5	1.4	6.1	1.3
Net income (loss)	13.9%	65.2%	16.1%	(43.1)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q3 2025	Q3 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Core Illumina:
Consumables	$816	$807	$9	1%	$2,395	$2,390	$5	—%
Instruments	111	107	4	4	324	342	(18)	(5)
Total product revenue	927	914	13	1	2,719	2,732	(13)	—
Service and other revenue	157	166	(9)	(5)	465	496	(31)	(6)
Total Core Illumina revenue	1,084	1,080	4	—	3,184	3,228	(44)	(1)
GRAIL:
Service and other revenue	—	—	—	—	—	55	(55)	(100)
Eliminations	—	—	—	—	—	(15)	15	(100)
Total consolidated revenue	$1,084	$1,080	$4	—%	$3,184	$3,268	$(84)	(3)%
The increase in Core Illumina consumables revenue in Q3 2025 and YTD 2025 was primarily due to demand for high-throughput consumables as customers continue to transition to NovaSeq X. Instruments revenue increased in Q3 2025 primarily driven by an increase in MiSeq i100 Series shipments, which launched in Q4 2024. The decrease in instruments revenue in YTD 2025 was primarily due to fewer shipments of our high- and mid-throughput instruments, as capital and cash flow constraints continue to impact our customer’s purchasing behavior, partially offset by an increase in MiSeq i100 Series shipments. Core Illumina service and other revenue decreased in Q3 2025 and YTD 2025 primarily due to decreased revenue from our strategic partnerships. Total revenue in Q3 2025 and YTD 2025 was impacted, across all products and services, by decreases in revenue in our Greater China region of $23 million and $41 million, respectively, primarily due to our inclusion on the unreliable entities list.
The decrease in GRAIL revenue in YTD 2025 was due to the Spin-Off in Q2 2024.
Gross Margin

Dollars in millions	Q3 2025	Q3 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Gross profit (loss):
Core Illumina	$733	$745	$(12)	(2)%	$2,111	$2,181	$(70)	(3)%
GRAIL	—	—	—	—	—	(38)	38	(100)
Eliminations	—	—	—	—	—	(10)	10	(100)
Consolidated gross profit	$733	$745	$(12)	(2)%	$2,111	$2,133	$(22)	(1)%

Gross margin:
Core Illumina	67.6%	68.9%			66.3%	67.6%
GRAIL	—	—			—	*
Consolidated gross margin	67.6%	68.9%			66.3%	65.3%
________________
*Not meaningful.

Core Illumina gross margin decreased in Q3 2025 and YTD 2025 primarily due to higher tariff costs, partially offset by lower strategic partnership revenue, that is lower margin. The decrease in Q3 2025 was also due to an increase in inventory reserves. The decrease in YTD 2025 was also due to a $23 million intangible asset impairment.
The decrease in GRAIL gross loss in YTD 2025 was due to the Spin-Off in Q2 2024.

Operating Expense

Dollars in millions	Q3 2025	Q3 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Research and development:
Core Illumina	$229	$253	$(24)	(9)%	$728	$732	$(4)	(1)%
GRAIL	—	—	—	—	—	189	(189)	(100)
Eliminations	—	—	—	—	—	(8)	8	(100)
Consolidated research and development	229	253	(24)	(9)	728	913	(185)	(20)

Selling, general and administrative:
Core Illumina	277	239	38	16	777	621	156	25
GRAIL	—	—	—	—	—	192	(192)	(100)
Eliminations	—	—	—	—	—	—	—	—
Consolidated selling, general and administrative	277	239	38	16	777	813	(36)	(4)

Goodwill and intangible impairment:
Core Illumina	—	—	—	—	—	3	(3)	(100)
GRAIL	—	—	—	—	—	1,886	(1,886)	(100)
Consolidated goodwill and intangible impairment	—	—	—	—	—	1,889	(1,889)	(100)

Legal contingency and settlement:
Core Illumina	—	(488)	488	(100)	—	(474)	474	(100)

Total consolidated operating expense	$506	$4	$502	12,550%	$1,505	$3,141	$(1,636)	(52)%
Core Illumina R&D expense decreased by $24 million, or 9%, in Q3 2025 and by $4 million, or 1%, in YTD 2025 primarily due to decreases in employee-related compensation costs, including share-based compensation expense related to our optimization efforts, and a decrease in outside professional services, partially offset by increases in lab supply costs and, in YTD 2025, an increase in restructuring charges of $13 million.
Core Illumina SG&A expense increased by $38 million, or 16%, in Q3 2025 primarily due to an unfavorable impact of $52 million from the remeasurement of our contingent consideration liabilities, primarily related to the GRAIL CVRs (recognized a loss of $3 million and a gain of $49 million in Q3 2025 and Q3 2024, respectively). Excluding the impact from our contingent consideration liabilities, SG&A expense decreased in Q3 2025 primarily due to decreases in employee-related compensation costs, including share-based compensation expense related to our optimization efforts, and acquisition-related costs from our acquisition of Fluent Biosciences in Q3 2024.

Core Illumina SG&A expense increased by $156 million, or 25%, in YTD 2025 primarily due to a lower net gain recognized on our contingent consideration liabilities, primarily related to the GRAIL CVRs, of $275 million (recognized gains of $29 million and $304 million in YTD 2025 and YTD 2024, respectively). Excluding the impact from our contingent consideration liabilities, SG&A expense decreased in YTD 2025 primarily due to a decrease in acquisition-related costs, which included $53 million of expenses incurred in YTD 2024 related to the Spin-Off of GRAIL, a decrease in restructuring charges of $20 million, primarily due to lease and other asset impairments recognized in Q1 2024 on two properties, decreases in employee-related compensation costs, including share-based compensation expense related to our optimization efforts, and a decrease in outside professional services.
The decrease in GRAIL R&D and SG&A expense in YTD 2025 was due to the Spin-Off in Q2 2024.
GRAIL goodwill and intangible impairment for YTD 2024 consisted of goodwill impairment of $1,466 million and an IPR&D intangible asset impairment of $420 million as a result of performing impairment tests. Core Illumina goodwill and intangible impairment for YTD 2024 consisted of an IPR&D intangible asset impairment.
Core Illumina legal contingency and settlement in Q3 2024 and YTD 2024 primarily consisted of a gain of $489 million resulting from the reversal of the EC fine accrual, and related accrued interest, following the European Commission’s decision to withdraw its previously imposed fine.
Other Income (Expense)

Dollars in millions	Q3 2025	Q3 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Interest income	$9	$11	$(2)	(18)%	$30	$36	$(6)	(17)%
Interest expense	(25)	(36)	11	(31)	(75)	(75)	—	—
Other income (expense), net	9	4	5	125	148	(319)	467	(146)
Total other (expense) income, net (1)	$(7)	$(21)	$14	(67)%	$103	$(358)	$461	(129)%
_____________
(1)Total other (expense) income, net in YTD 2024 primarily relates to Core Illumina segment.
Interest income consisted primarily of interest on our money market funds. Interest expense consisted primarily of interest on our outstanding term debt. The decrease in interest expense in Q3 2025 was primarily due to the repayment of our delayed draw term loan in Q3 2024, which accrued interest at a higher rate and for which we recognized a loss on extinguishment of $5 million upon repayment. Other income (expense), net increased in Q3 2025 primarily due to net gains recognized on our strategic investments in Q3 2025 compared to net losses in Q3 2024, partially offset by an unfavorable impact related to foreign currency activity as compared to Q3 2024. The fluctuation in other income (expense), net in YTD 2025 was primarily due to net gains recognized on our investments in YTD 2025 compared to net losses recognized in YTD 2024, partially offset by a $15 million gain on our Helix contingent value right in YTD 2024. In YTD 2024, we recognized a loss on our retained investment in GRAIL, subsequent to the Spin-Off, of $332 million.
Provision for Income Taxes

Dollars in millions	Q3 2025	Q3 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Income (loss) before income taxes	$220	$720	$(500)	(69)%	$709	$(1,366)	$2,075	(152)%
Provision for income taxes	70	15	55	367	193	44	149	339
Net income (loss)	$150	$705	$(555)	(79)%	$516	$(1,410)	$1,926	(137)%
Effective tax rate	31.8%	2.1%			27.2%	(3.2)%

Our effective tax rate was 31.8% and 27.2% in Q3 2025 and YTD 2025, respectively, compared to 2.1% and (3.2)% in Q3 2024 and YTD 2024, respectively. The variance from the U.S. federal statutory tax rate of 21% for Q3 2025 and YTD 2025 was primarily due to the implications of the U.S. tax legislation that was signed on July 4, 2025, which included changes to no longer require capitalization of U.S. based research and development expenses. While the changes from the recent U.S. tax legislation were favorable, based on the available evidence, the increased U.S. tax deductions resulted in a determination that it is more likely than not the future realization of deferred tax assets associated with certain U.S. foreign tax credits may not be achieved. Therefore, a valuation allowance of $42 million was recorded as a one-time adjustment in Q3 2025 against the deferred tax assets associated with certain U.S. foreign tax credits that were generated in prior years that were not previously utilized. The tax rate in Q3 2025 and YTD 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.
In Q3 2024, the variance from the U.S. federal statutory tax rate of 21% was primarily due to the $25 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, respectively, and the $10 million income tax expense impact of capitalizing research and development expenses for tax purposes. The variance from the U.S. federal statutory tax rate of 21% in YTD 2024 was primarily due to the $308 million income tax expense impact from the impairment of goodwill, which is nondeductible for tax purposes, $141 million income tax expense impact of GRAIL pre-acquisition net operating losses on GILTI, the utilization of U.S. foreign tax credits, and the Pillar Two global minimum top-up tax, and the $53 million income tax expense impact of capitalizing research and development expenses for tax purposes. The income tax rate in Q3 2024 and YTD 2024 was favorably impacted by the reversal of the European Commission fine related to the GRAIL acquisition, which is excluded from taxable income, and by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 28, 2025, we had $1,050 million in cash and cash equivalents, of which $501 million was held by foreign subsidiaries. Cash and cash equivalents decreased by $77 million from December 29, 2024 due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. As of September 28, 2025, we had $228 million in short-term investments, comprised of marketable equity securities.
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
In January 2023, we entered into the Revolving Credit Agreement, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and consent of the extending lenders and certain other conditions. As of September 28, 2025, there were no outstanding borrowings.

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
As of September 28, 2025, the fair value of our contingent consideration liability related to GRAIL was $43 million, of which $42 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In YTD 2025, we paid $994,000 in aggregate Covered Revenue Payments related to aggregate Covered Revenues for the period Q4 2024 through Q2 2025 of $106 million.
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to approximately $684 million of our outstanding common stock remained available as of September 28, 2025. We intend to repurchase incremental shares over the remainder of 2025.
We had $3 million (plus recallable distributions of approximately $10 million), $39 million, and $27 million, respectively, remaining in our capital commitments to three venture capital investment funds as of September 28, 2025 that are callable through April 2026, July 2029, and December 2034, respectively.
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

Cash Flow Summary

In millions	YTD 2025	YTD 2024
Net cash provided by operating activities	$758	$473
Net cash used in investing activities	(163)	(130)
Net cash used in financing activities	(681)	(523)
Effect of exchange rate changes on cash and cash equivalents	9	1
Net decrease in cash and cash equivalents	$(77)	$(179)
Operating Activities
Net cash provided by operating activities of $758 million in YTD 2025 consisted of net income of $516 million, plus net adjustments of $377 million, less net changes in operating assets and liabilities of $135 million. The primary adjustments to net income included share-based compensation expense of $212 million, depreciation and amortization expense of $204 million, deferred income taxes of $82 million, and intangible asset impairment of $23 million, offset by net gains on strategic investments of $137 million and change in fair value of contingent consideration liabilities of $29 million. Cash flow impact from changes in net operating assets and liabilities were primarily driven by a decrease in accrued liabilities, partially offset by increases in inventory and operating lease right-of-use assets and liabilities, net.
Investing Activities
Net cash used in investing activities was $163 million in YTD 2025. We primarily invested $93 million in capital expenditures, primarily associated with investments in facilities, and purchased strategic investments, net of distributions, of $63 million.
Financing Activities
Net cash used in financing activities was $681 million in YTD 2025. We used $700 million to repurchase our common stock and $24 million to pay taxes related to net share settlement of equity awards. We received proceeds from the sale of shares under our employee stock purchase plan of $44 million.
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
In the third quarter of 2025, we began implementation efforts related to an upgrade of our global enterprise resource planning (ERP) system. The upgraded ERP system is expected to enhance the flow of financial information, facilitate data analysis, and accelerate information reporting. The upgraded ERP system is expected to become operational in the first half of 2027.
As part of this implementation effort, we may make changes to our processes and procedures which, in turn, could materially affect our internal controls over financial reporting. We will monitor, evaluate, and report the impact of such changes, if any, on our internal controls over financial reporting in the periods in which they occur.
During the third quarter of 2025, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the periods ended March 30, 2025 and June 29, 2025, which we strongly encourage you to review.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized a new share repurchase program, which cancels and supersedes all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Shares repurchased in open market transactions pursuant to this program during Q3 2025 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 30, 2025 - July 27, 2025	125	$94.62	125	$792,579
July 28, 2025 - August 24, 2025	1,032	$97.07	1,032	$692,360
August 25, 2025 - September 28, 2025	79	$101.42	79	$684,405
Total	1,236	$97.10	1,236	$684,405
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended September 28, 2025.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended September 28, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

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

ILLUMINA, INC. (registrant)

Date:	October 31, 2025
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer